Form 10-Q
period 2008-06-30
Forbes Energy Services Ltd.
filed 2008-08-15
CIK 1434842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number

Forbes Energy Services Ltd.

(Exact name of registrant as specified in its charter)

Bermuda	98-0581100
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3000 South Business Highway 281 Alice, Texas	78332
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (361) 664-0549

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☐  Yes    ☑  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☐ Large Accelerated Filer	☐ Accelerated Filer
☑ Non-Accelerated Filer (Do not check if a smaller reporting company)	☐ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).     ☐  Yes    ☑  No

Shares outstanding of each of the registrant’s classes of common stock as of June 30, 2008:

Class	Outstanding as of June 30, 2008
Common Stock, $.01 par value	24,644,700

FORBES ENERGY SERVICES LTD. AND SUBSIDIARIES (a/k/a the “Forbes Group”)

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and any oral statements made in connection with it include certain forward-looking statements within the meaning of the federal securities laws. You can generally identify forward-looking statements by the appearance in such a statement of words like “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should” or “will” or other comparable words or the negative of these words. When you consider our forward-looking statements, you should keep in mind the risk factors we describe and other cautionary statements we make in this Quarterly Report on Form 10-Q. Our forward-looking statements are only predictions based on expectations that we believe are reasonable. Our actual results could differ materially from those anticipated in, or implied by, these forward-looking statements as a result of known risks and uncertainties set forth below and elsewhere in this Quarterly Report on Form 10-Q. These factors include or relate to the following:

•	supply and demand for oilfield services and industry activity levels;

•	potential for excess capacity;

•	competition;

•	substantial capital requirements;

•	technological obsolescence of operating equipment;

•	dependence on certain key employees;

•	concentration of customers;

•	substantial additional costs of compliance with reporting obligations, including the Sarbanes-Oxley Act;

•	material weaknesses in internal controls over financial reporting;

•	seasonality of oilfield services activity;

•	dependence on equipment suppliers not party to written contracts;

•	collection of accounts receivable;

•	environmental and other governmental regulation;

•	risks inherent in our operations;

•	market response to global demands to curtail use of oil and natural gas;

•	change of control;

•	conflicts of interest between the principal equity investors and noteholders;

•	results of legal proceedings;

•	ability to fully integrate future acquisitions; and

•	the other factors discussed under “Risk Factors.”

We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. To the extent these risks, uncertainties and assumptions give rise to events that vary from our expectations, the forward-looking events discussed in this Quarterly Report on Form 10-Q may not occur. All forward-looking statements attributable to us are qualified in their entirety by this cautionary statement.

PART I — FINANCIAL INFORMATION

Item 1.	Condensed Combined/Consolidated Financial Statements

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)

Condensed Combined/Consolidated Balance Sheets (unaudited)

	Predecessor- Combined December 31, 2007	Successor- Consolidated June 30, 2008
Assets
Current assets
Cash and cash equivalents	$5,209,345	$8,431,215
Accounts receivable - trade, net	42,998,005	64,867,275
Accounts receivable - related parties	151,676	94,071
Accounts receivable - other	505,101	530,007
Prepaid expenses and other current assets	4,466,493	4,718,054

Total current assets	53,330,620	78,640,622
Property and equipment, net	204,132,089	301,468,972
Intangible assets, net	—	40,890,576
Goodwill	—	32,597,846
Deferred financing costs, net	2,532,457	13,845,388
Other assets	—	60,496

Total assets	$259,995,166	$467,503,900

Liabilities and Members’/Stockholders’ Equity
Current liabilities
Current maturities of long-term debt	$3,823,422	$2,284,755
Accounts payable - trade	66,496,676	34,164,420
Accounts payable - related parties	3,431,701	278,689
Interest payable	442,381	8,583,806
Accrued expenses	7,384,137	11,037,521

Total current liabilities	81,578,317	56,349,191
Long-term debt, net of current maturities	100,409,507	205,079,766
Notes payable - related parties	7,048,075	—
Deferred tax liability	500,000	47,168,743

Total liabilities	189,535,899	308,597,700

Commitments and contingencies
Members’ equity	70,459,267	—
Stockholders’ equity	—	118,400,050
Retained earnings	—
Preference shares, $.01 par value, 10,000,000 shares authorized	—	—
Common shares, $.01 par value, 450,000,000 shares authorized, 24,644,700 shares issued and outstanding at June 30, 2008	—	246,447
Class B shares, $.01 par value, 40,000,000 shares authorized, 29,500,000 shares issued and outstanding at June 30, 2008	—	295,000
Additional paid-in capital	—	39,964,703

	70,459,267	158,906,200

Total liabilities and members’/stockholders’ equity	$259,995,166	$467,503,900

The accompanying notes are an integral part of these condensed combined/consolidated financial statements.

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)

Condensed Combined/Consolidated Statements of Operations (unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	Predecessor- Combined 2007	Successor- Consolidated 2008	Predecessor- Combined 2007	Successor- Consolidated 2008
Revenues
Well servicing	$21,141,202	$47,376,065	$39,903,301	$86,660,403
Fluid logistics	25,608,191	41,225,126	48,897,721	72,463,647

Total revenues	46,749,393	88,601,191	88,801,022	159,124,050

Expenses
Well servicing	12,325,453	30,008,033	22,207,798	54,412,815
Fluid logistics	16,481,443	28,164,067	31,407,329	50,458,950
General and administrative	1,420,683	4,717,627	2,513,627	7,860,308
Depreciation and amortization	3,224,260	7,513,098	5,931,662	14,635,138

Total expenses	33,451,839	70,402,825	62,060,416	127,367,211

Operating income	13,297,554	18,198,366	26,740,606	31,756,839
Other income (expense)
Interest expense	(1,800,116)	(6,584,009)	(3,576,970)	(12,559,135)
Other income (expense)	31,416	77,034	25,038	106,568

Income before taxes	11,528,854	11,691,391	23,188,674	19,304,272
Income tax expense - see Note 12	—	47,409,217	—	47,581,218

Net income/(loss)	$11,528,854	$(35,717,826)	$23,188,674	$(28,276,946)

Earnings/(loss) per share of common stock
Basic		$(0.94)		$(0.84)
Diluted		$(0.94)		$(0.84)
Weighted average number of shares outstanding
Basic		38,166,398		33,833,299
Diluted		38,166,398		33,833,299
Pro forma Earnings per share - see Note 11
Basic	$.14	$.14	$.28	$.23
Diluted	$.14	$.14	$.28	$.22
Pro forma weighted average number of shares outstanding
Basic	54,144,700	54,144,700	54,144,700	54,144,700
Diluted	54,144,700	56,914,700	54,144,700	56,914,700

The accompanying notes are an integral part of these condensed combined/consolidated financial statements.

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)

Condensed Combined/Consolidated Statements of Changes in

Members’/Stockholders’ Equity (unaudited)

	Capital Stock		Additional Paid-In Capital	Retained Earnings	Total Members’/ Stockholders’ Equity
	Shares	Amount
Balance December 31, 2006	—	—	—	$38,800,732	$38,800,732
Net income	—	—	—	23,188,674	23,188,674
Distributions	—	—	—	(8,654,601)	(8,654,601)

Balance June 30, 2007	—	—	—	$53,334,805	$53,334,805

Balance December 31, 2007	—	—	—	$70,459,267	$70,459,267
Record purchase price for TES and STT	—	—	—	91,247,000	91,247,000
Class B stock issued for FES LLC	29,500,000	$295,000	—	(295,000)	—
Common stock issued in connection with stock offering, net	24,644,700	246,447	39,741,133	—	39,987,580
Amortization of stock options	—	—	223,570	—	223,570
Net loss	—	—	—	(28,276,946)	(28,276,946)
Distributions	—	—	—	(14,734,271)	(14,734,271)

Balance June 30, 2008	54,144,700	$541,447	$39,964,703	$118,400,050	$158,906,200

The accompanying notes are an integral part of these condensed combined/consolidated financial statements.

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)

Condensed Combined/Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	Predecessor- Combined 2007	Successor- Consolidated 2008	Predecessor- Combined 2007	Successor- Consolidated 2008
Cash flows from operating activities
Net income (loss)	$11,528,854	$(35,717,827)	$23,188,674	$(28,276,946)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization expense	3,224,260	7,513,098	5,931,662	14,635,138
Stock-based compensation	—	233,570	—	233,570
Deferred income tax	—	46,646,742	—	46,668,742
Loss on disposal of assets, net	226,307	17,656	250,269	17,656
Bad debt expense	—	19,681		20,000
Deferred loan cost amortization	45,878	696,993	91,564	1,847,093
Changes in operating assets and liabilities, net of effects of acquisitions
Accounts receivable	(2,013,096)	(15,754,041)	(6,845,977)	(21,914,176)
Accounts receivable - related party	54,390	(10,038)	(76,295)	57,605
Prepaid expenses	1,274,323	510,463	1,594,933	(251,561)
Other assets	(682,135)	403	(684,067)	(60,496)
Accounts payable	3,861,309	6,529,371	5,419,329	7,555,793
Accounts payable -related party	332,006	(1,613,866)	64,577	(3,153,012)
Accrued expenses	308,086	1,312,570	44,745	3,653,385
Interest payable	47,475	5,184,048	357,224	8,141,425

Net cash provided by operating activities	18,207,657	15,558,823	29,336,638	29,164,216

Cash flows from investing activities
Proceeds from sale of property and equipment	—	—	10,700	—
Purchase of property and equipment	(18,658,110)	(43,595,019)	(32,147,979)	(128,448,814)

Net cash used in investing activities	(18,658,110)	(43,595,019)	(32,137,279)	(128,448,814)

Cash flows from financing activities
Payments for debt issuance costs	—	(2,923,624)	(200,000)	(14,234,740)
Proceeds from issuance of common stock in stock offering, net	—	161,062,296	—	161,062,296
Purchase outstanding interests in Forbes Energy Services LLC	—	(120,000,000)	—	(120,000,000)
Proceeds from related party debt issuance	—	—	1,800,000	—
Repayments of related party debt	(106,000)	—	(406,000)	(7,048,075)
Borrowings on debt	10,610,655	(90,834)	24,228,857	200,151,750
Repayments of debt	(5,649,030)	(1,030,450)	(14,789,227)	(102,690,492)
Members’ cash distributions	(7,024,080)	(11,502,270)	(8,657,643)	(14,734,271)

Net cash provided by (used in) financing activities	(2,168,455)	25,515,118	1,975,987	102,506,468

Net increase (decrease) in cash and cash equivalents	(2,618,908)	(2,521,078)	(824,654)	3,221,870
Cash and cash equivalents
Beginning of period	9,443,889	10,952,293	7,649,635	5,209,345

End of period	$6,824,981	$8,431,215	$6,824,981	$8,431,215

The accompanying notes are an integral part of these condensed combined/consolidated financial statements.

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)

Notes to Condensed Combined/Consolidated Financial Statements

1.	Organization and Nature of Operations

Nature of Business

Forbes Energy Services Ltd. (“FES Ltd”) and its subsidiaries, Forbes Energy Services LLC (“FES LLC”), Forbes Energy Capital Inc. (“FES CAP”), C.C. Forbes, LLC (“CCF”), TX Energy Services, LLC (“TES”), and Superior Tubing Testers, LLC (“STT”) are headquartered in Alice, Texas, and conduct business primarily in the state of Texas. As used in these condensed combined/consolidated financial statements, the “Company”, the “Forbes Group”, “we”, or “our” means (i) FES Ltd and all subsidiaries after May 29, 2008; (ii) FES LLC and its subsidiaries from January 1, 2008 to May 28, 2008 (each of (i) and (ii) referred to in the financial statements column headings for the applicable time periods as “Successor”); (iii) CCF, TES and STT from June 29, 2007 to December 31, 2007, and (iv) their respective predecessors, C.C. Forbes, L.P., Texas Energy Services, L.P. and Superior Tubing Testers, L.P. prior to June 29, 2007 (each of (iii) and (iv), referred to in the financial statements column headings for the applicable time periods as “Predecessor”).

The Forbes Group is an independent oilfield services contractor that provides a wide range of well site services to oil and natural gas drilling and producing companies to help develop and enhance the production of oil and natural gas. These services include fluid hauling, fluid disposal, well maintenance, completion services, workovers and recompletions, plugging and abandonment, and tubing testing. The Forbes Group’s operations are concentrated in the major onshore oil and natural gas producing regions of Texas, with one location in Baxterville, Mississippi.

2.	Formation of Forbes Energy Services LLC and Forbes Energy Services Ltd. and the Equity Offering

FES LLC is a new Delaware limited liability company formed effective January 1, 2008 to act as the holding company for the three wholly-owned operating companies, CCF, TES, and STT. In the reorganization (the “Delaware Reorganization”), ownership of each of such three operating subsidiaries comprising our business was transferred to FES LLC by their equity investors in exchange for equity interests in FES LLC. Although FES LLC was the legal acquirer in the Delaware Reorganization, CCF was considered the acquirer for accounting purposes. As a result of this determination, the net assets of CCF remain at their historical cost, while purchase accounting was applied to TES and STT. The purchase prices of TES and STT were based on estimates of the enterprise value of each company. Amounts allocated to identifiable tangible and intangible assets acquired and liabilities assumed were based on valuations. FES LLC’s allocation assigned $16.3 million as a step-up to property and equipment of TES and STT, $32.6 million to goodwill, and $42.3 million to other intangible assets. Total value added to the assets and stockholders’ equity was $91.2 million as a result of the Delaware Reorganization.

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)

Notes to Condensed Combined/Consolidated Financial Statements

The pro forma unaudited results summarized below reflect our consolidated pro forma results of operations as if TES and STT were acquired on January 1, 2007:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008
Revenue	$46,749,393	$88,601,191	$88,801,022	$159,124,050
Depreciation and amortization	4,343,260	7,513,098	8,169,662	14,635,138
Income before taxes	10,409,854	11,691,392	20,950,674	19,304,272
Net income	$10,409,854	$(35,717,826)	$20,950,674	$(28,276,946)

On May 29, 2008, FES Ltd completed its Canadian initial public offering and simultaneous U.S. private placement of its common shares (the “Equity Offering”). In the Equity Offering FES Ltd sold 24,644,500 common shares for CDN $7.00 per share and the common shares are listed on the Toronto Stock Exchange. Gross proceeds from the Equity Offering were CDN $172,511,500, and net proceeds from the Equity Offering after expenses were CDN $162,465,730.

FES Ltd is a new Bermuda corporation formed effective April 9, 2008 to act as the holding company for FES LLC and its subsidiaries. At the time of FES Ltd’s organization, 200 common shares were issued. On May 29, 2008, concurrent with the Equity Offering, the Forbes Group was reorganized, referred to herein as the Bermuda Reorganization, pursuant to which all of the members of FES LLC assigned approximately 63% of their membership interests in FES LLC to FES Ltd in exchange for 29,500,000 shares of FES Ltd’s Class B non-voting stock. This transaction was accounted for as a transaction between entities under common control, similar to pooling of interest, and deemed to be effective for accounting purposes as of January 1, 2008. Upon consummation of the Equity Offering, FES Ltd contributed $120,000,000 cash as additional capital to FES LLC and FES LLC used the funds to redeem the remaining outstanding membership interests held by those members of FES LLC other than FES Ltd. The result was that FES LLC and its subsidiaries became wholly owned subsidiaries of FES Ltd.

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)

Notes to Condensed Combined/Consolidated Financial Statements

3.	Summary of Significant Accounting Policies

Interim Financial Information

The unaudited condensed combined/consolidated financial statements of the Forbes Group are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted. Therefore, these financial statements should be read along with the Forbes Group’s annual audited combined financial statements for the year ended December 31, 2007 included in our registration statement on Form S-4 filed May 12, 2008 Registration No. 333-150853, as amended June 27, 2008. Subject to the preceding sentence, in management’s opinion, the condensed combined/consolidated financial statements contain all adjustments necessary to state fairly the Forbes Group’s financial position as of June 30, 2008 and the results of its operations for the three and six months ended June 30, 2007 and 2008, and its cash flows for the three and six months ended June 30, 2007 and 2008, in accordance with GAAP. Interim results for the three or six months ended June 30, 2008 may not be indicative of results that will be realized for the full year ending December 31, 2008.

Principles of Consolidation

The Forbes Group’s condensed consolidated financial statements as of and for the three and six months ended June 30, 2008 include the accounts of FES Ltd and all wholly owned and consolidated subsidiaries, from May 29, 2008 to June 30, 2008, and FES LLC and all wholly owned and consolidated subsidiaries, CCF, TES, STT and FES CAP from January 1, 2008 through May 28, 2008. All significant intercompany balances and transactions have been eliminated in the consolidation.

Principles of Combination

The Forbes Group’s condensed combined financial statements as of and for the periods ended on or prior to December 31, 2007 include the accounts of CCF, TES, STT, and their predecessor partnerships, as they were under common management. All significant intercompany balances and transactions have been eliminated in the combination.

Goodwill and Other Intangible Assets

Goodwill results from business acquisitions and represents the excess of acquisition costs over the fair value of the net assets acquired. We account for goodwill and other intangible assets under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Goodwill and other intangible assets not subject to amortization are tested for impairment annually on December 31, or more frequently if events or changes in circumstances indicate that the asset might be impaired. SFAS 142 requires a two-step process for testing impairment. First, the fair value of each reporting unit is compared to its carrying value to determine whether an indication of impairment exists. If impairment is indicated, then the fair value of the reporting unit’s goodwill is determined by allocating the unit’s fair value to its assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. The amount of impairment for goodwill is measured as the excess of its carrying value over its fair value.

In accordance with SFAS No. 142, the Company’s goodwill is not amortized, but is subject to an annual impairment test. The following sets forth the identified intangible assets by major asset class:

	As of June 30, 2008
	Useful Life (years)	Original Cost	Accumulated Amortization	Net Book Value
Customer relationships	15	$31,895,919	$1,063,198	$30,832,721
Trade name	15	8,049,750	268,325	7,781,425
Safety training program	15	1,181,924	39,397	1,142,527
Dispatch software	10	1,135,282	56,764	1,078,518
Other	10	58,300	2,915	55,385

		$42,321,175	$1,430,599	$40,890,576

Aggregate amortization expense of intangible assets for the three and six months ended June 30, 2008 was approximately $715,000 and $1,431,000, respectively. Amortization expense associated with identified intangible assets is expected to be approximately $2,860,000 in each of the next five years.

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)

Notes to Condensed Combined/Consolidated Financial Statements

Revenue Recognition

Well Servicing–Well servicing consists primarily of maintenance services, workover services, completion services, plugging and abandonment services and tubing testing. The Forbes Group prices well servicing and tubing testing by the hour of service performed.

Fluid Logistics–Fluid logistics consists primarily of the sale, transportation, storage, and disposal of fluids used in drilling, production, and maintenance of oil and natural gas wells. The Forbes Group prices fluid logistics services by the job, by the hour, or by the quantities sold, disposed, or hauled.

The Forbes Group recognizes revenue when services are performed, collection of the relevant receivables is probable, persuasive evidence of an arrangement exists, and the price is fixed or determinable. In accordance with EITF Issue No. 06-03 “How Sales Taxes Collected from Customers and Remitted to Government Authorities Should be Presented in the Income Statement (That is, Gross Versus Net Presentation)”, revenues are presented net of any sales taxes collected by the Forbes Group from its customers that are remitted to governmental authorities.

Income Taxes

The Forbes Group was not subject to federal income tax until May 29, 2008. Prior to May 29, 2008 all income, losses, credits, and deductions of the Forbes Group were passed through to the members’ individual tax returns. Accordingly, no provision for U.S. federal income taxes is included in the accompanying condensed combined/consolidated financial statements through May 29, 2008.

In conjunction with the initial public offering of FES Ltd’s common shares on May 29, 2008 and the related Bermuda Reorganization, the Forbes Group became subject to U.S. federal income tax. As part of this reorganization, $46,388,000 in deferred U.S. federal income tax was recorded on the Forbes Group’s books, in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires that the tax effect of recognizing deferred tax items upon a change in tax status be included in current year operations.

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)

Notes to Condensed Combined/Consolidated Financial Statements

Cash and Cash Equivalents

The Forbes Group considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivable are based on earned revenues. The Forbes Group provides an allowance for doubtful accounts, which is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. Delinquent receivables are written off based on individual credit evaluation and specific circumstances of the customer. Based on its review, management believes that an allowance of $50,000 and $70,000 at December 31, 2007 and June 30, 2008, respectively, is reasonable.

Property and Equipment

Property and equipment are recorded at cost. Improvements or betterments that extend the useful life of the assets are capitalized. Expenditures for maintenance and repairs are charged to expense when incurred. The costs of assets retired or otherwise disposed of and the related accumulated depreciation are eliminated from the accounts in the period of disposal. Gains or losses resulting from property disposals are credited or charged to operations currently. The Forbes Group provides for depreciation using the straight-line method over the estimated useful lives of the assets.

Impairments

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, or SFAS No. 144, long-lived assets, such as property, plant, and equipment, and finite-lived intangibles subject to amortization, are reviewed for impairment at a minimum annually, or whenever, in management’s judgment events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of such assets to estimated undiscounted future cash flows expected to be generated by the assets. Expected future cash flows and carrying values are aggregated at their lowest identifiable level. If the carrying amount of such assets exceeds their estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of such assets exceeds the fair value of the assets. Assets to be disposed of would be separately presented in the condensed combined/consolidated balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and would no longer be depreciated. The assets and liabilities, if material, of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the condensed combined/consolidated balance sheet.

The Forbes Group had no impairment charges during the three and six months ended June 30, 2007 and 2008.

Estimates

The preparation of condensed combined/consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed combined/consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management believes that these estimates and assumptions provide a reasonable basis for the fair statement of the condensed combined/consolidated financial statements.

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)

Notes to Condensed Combined/Consolidated Financial Statements

Fair Value of Financial Instruments

The carrying value of cash, accounts receivable, accounts payable, and accrued liabilities approximates fair value due to the short maturity of these instruments. The carrying amount of the Forbes Group’s variable rate long-term debt approximates fair value because the borrowing rate is based on a variable market rate of interest. Management has determined that the difference between the historical cost of the fixed rate debt recorded in the financial statements and fair market value is immaterial.

Environmental

The Forbes Group is subject to extensive federal, state, and local environmental laws and regulations. These laws, which are constantly changing, regulate the discharge of materials into the environment and may require the Forbes Group to remove or mitigate the adverse environmental effects of the disposal or release of petroleum or chemical substances at various sites. Environmental expenditures are expensed or capitalized depending on their future economic benefit. Expenditures that relate to an existing condition caused by past operations and that have no future economic benefits are expensed. Liabilities for expenditures of a non-capital nature are recorded when environmental assessment and/or remediation is probable and the costs can be reasonably estimated.

Deferred Financing Costs

Deferred financing costs are amortized over the period of the loan agreement on an effective interest basis, as a component of interest expense. Additionally, the Forbes Group includes gains and losses on early extinguishment of debt as a component of interest expense. For the three and six months ended June 30, 2008 losses on early extinguishment of debt amounted to $-0- and $727,000, respectively.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP, and enhances disclosures about fair value measurements. SFAS No. 157 applies when other accounting pronouncements require fair value measurements; it does not require new fair value measurement. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, with early adoption encouraged. FASB Staff Position (“FSP”) 157-2 delays the effective date of SFAS 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value on a recurring basis (at least annually). Beginning January 1, 2008, the Forbes Group has applied the provisions of SFAS 157 to its financial instruments and the impact is not material. The Forbes Group is currently assessing the impact this standard will have when applied to the Forbes Group’s nonfinancial assets and liabilities and its potential impact on the Forbes Group’s consolidated financial statements (primarily asset retirement obligations and reporting units or nonfinancial assets and liabilities measured at fair value in conjunction with goodwill impairment testing).

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115. This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157. The Forbes Group adopted SFAS No. 159 beginning January 1, 2008. The Forbes Group has determined that the impact of this standard on the Forbes Group’s results of operations, cash flows, and financial position is immaterial.

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)

Notes to Condensed Combined/Consolidated Financial Statements

In December 2007, the FASB issued SFAS No. 141R, Business Combinations. SFAS No. 141R replaces SFAS No. 141 and addresses the recognition and accounting for identifiable assets acquired, liabilities assumed, and noncontrolling interests in business combinations. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The Forbes Group is currently assessing the impact this standard will have on the Forbes Group’s results of operations, cash flows, and financial position.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 160 addresses the accounting and reporting framework for minority interests by a parent company. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Early adoption is prohibited. The Forbes Group is currently assessing the impact this standard will have on the Forbes Group’s results of operations, cash flows, and financial position.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States. This statement shall be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The impact to the financial statements will not be material.

In April 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. 142-3, “Determining the Useful Life of Intangible Assets” (FSP 142-3). FSP 142-3 amends the factors to be considered in determining the useful life of intangible assets. Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure such asset’s fair value. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the potential impact, if any, of FSP 142-3 on its financial statements.

4.	Stock-Based Compensation

On May 29, 2008 in connection with our initial public offering, the Forbes Group issued stock options to employees and directors to purchase from the Company up to 2,770,000 shares of Common Stock of the Company at an exercise price of CND $7.00 per share (the fair market value of the shares as of the award date). The options all expire in 2018 and therefore have approximately 9.9 years left before expiration. The Stock Options will vest in three equal tranches on the first, second, and third anniversary of the award date. At June 30, 2008 none of the options are currently exercisable. The Forbes Group recognized employee stock-based compensation expense of $224,000 related to the issuance of these options for the three and six months ended June 30, 2008.

SFAS No. 123R, “Share Based Payment,” (“FAS 123R”) establishes the accounting required for share-based compensation, and requires that companies recognize and measure compensation expense for all share-based payments at the grant date based on the fair market value of the award. The stock-based compensation expense must be included in the statement of operations over the requisite service period.

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)

Notes to Condensed Combined/Consolidated Financial Statements

The Forbes Group uses the Black-Scholes option pricing model which requires extensive use of financial estimates and accounting judgment, including the expected volatility of the Company’s common stock over the estimated term of the options granted, estimates on the expected time period that employees will retain their vested stock options prior to exercising them, and the number of shares that are expected to be forfeited before the options are vested. The use of alternative assumptions could produce significantly different estimates of the fair value of the stock-based compensation and as a result, provide significantly different amounts recognized in the Company’s statement of operations.

The following weighted average assumptions were used to estimate the fair market value of options granted using the Black-Scholes valuation method:

Six Months Ended June 30, 2008
Expected Volatility	34.82%
Risk Free Interest Rate	4.12%
Expected Option Terms (in years)	6
Dividend Rate	—

The expected volatility is based on the price of comparable company’s common stock in the same industry over a historical period which approximates the expected term of the options granted. The risk-free interest rate is based on the U.S. Treasury constant maturity interest rate with a term consistent with the expected life of the options granted. The expected term is estimated based on historical experience.

A summary of stock option activity for the six months ended June 30, 2008, is presented below:

	Options	Weighted average exercise price(1)	Weighted average remaining life (years)	Aggregate intrinsic value
Outstanding December 31, 2007	—	$—	—	$—
Granted	2,770,000	7.00	9.92
Exercised	—	—	—	—
Forfeited or expired	—	—	—	—
Outstanding, June 30, 2008	2,770,000	$7.00	9.92	—

Options vested, June 30, 2008	—	—	—	—

Options exercisable, June 30, 2008	—	—	—	—

(1)	CDN $7.00

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)

Notes to Condensed Combined/Consolidated Financial Statements

5.	Property and Equipment

Property and equipment at December 31, 2007 and June 30, 2008, consisted of the following:

	Estimated Life in Years	Predecessor- Combined 2007	Successor- Consolidated 2008
Land		$91,242	$91,242
Building and improvements	5-30 years	2,813,116	4,557,485
Autos and trucks	5-10 years	60,386,415	66,996,592
Well servicing equipment	3-15 years	158,973,304	249,132,199
Wells	5-15 years	8,268,355	8,769,903
Furniture and fixtures	3-10 years	1,287,552	1,557,337
Other	3-20 years	91,665	78,592

		231,911,649	331,183,350
Less: accumulated depreciation
Building and improvements		(199,283)	(234,200)
Autos and trucks		(13,328,563)	(9,834,561)
Well servicing equipment		(13,007,083)	(18,339,836)
Wells		(921,123)	(1,138,075)
Furniture and fixtures		(323,508)	(167,706)
		(27,779,560)	(29,714,378)

		$204,132,089	$301,468,972

6.	Revolving Credit Facility

Citibank Credit Agreement

On April 10, 2008, the Forbes Group entered into a credit agreement with Citibank, N.A., which provides for a four-year senior secured revolving credit facility for up to $20 million (the “Credit Facility”). The Forbes Group can use the proceeds for general corporate purposes. Any unpaid principal amount is due on the maturity date.

Borrowings under the Credit Facility accrue interest, at the Forbes Group’s option, at either (i) the greater of the Federal Funds Effective Rate in effect on such day plus  1/2 of 1% and the Citibank, N.A. “prime rate” plus a margin of up to 1.25%, or (ii) the London Interbank Offered Rate, plus a margin of 1.75% to 2.25%. The applicable interest rate margin is based on the Forbes Group’s leverage ratio, as defined in the credit agreement governing the Credit Facility. Unpaid interest accrued on outstanding loans is payable quarterly.

The Credit Facility is secured by first priority security interests in substantially all of the Forbes Group’s assets, including those of all of the subsidiaries, that rank senior to the security interest granted to the holders of the Senior Secured Notes. The credit agreement also contains customary representations, warranties and covenants for the type and nature of the Credit Facility, including certain limitations or restrictions on the Forbes Group’s and certain future subsidiaries’ ability to incur additional debt, guarantee others’ obligations, create, incur or permit to exist liens on assets, make investments or acquisitions, make certain dispositions of assets, make payments on certain subordinated indebtedness, pay dividends or other payments to equity holders, engage in mergers, consolidations or other fundamental changes, sell assets, change the nature of its business and engage in transactions with affiliates. The rights of the lender under the Credit Facility vis-à-vis the trustee and collateral agent under the indenture governing the Senior Secured Notes are governed by an intercreditor agreement among the Forbes Group, Citibank, N.A., the lender under the Credit Facility, and Wells Fargo Bank, National Association, the trustee and collateral agent under the indenture governing the Senior Secured Notes. The Credit Facility also requires that the Forbes Group comply with certain financial ratios. The ratios required by Citibank, N.A. include an Interest Coverage Ratio, a Minimum Net Worth Ratio, a Senior Funded Debt to Net Worth Ratio, and a Leverage Ratio.

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)

Notes to Condensed Combined/Consolidated Financial Statements

As of June 30, 2008, the Forbes Group had no outstanding borrowings under Credit Facility.

7.	Long-Term Debt

Long-term debt at December 31, 2007 and June 30, 2008, consisted of the following:

	Predecessor- Combined 2007	Successor- Consolidated 2008
Senior secured 11% notes	$—	$200,415,736
FNB Note - August 2005	21,075,000	—
FNB Note - January 2006	3,809,524	—
FNB Note - May 2006	16,592,586	—
FNB Note - August 2006	3,756,881	—
FNB Note - January 2007	8,336,339	—
FNB Note - June 2007	14,278,807	—
FNB Note - October 2007	4,804,393	—
Wells Fargo notes	9,198,751	—
Paccar notes	5,833,805	5,670,334
Center Capital notes	5,022,452	—
Daimler Chrysler notes	3,329,847	—
Ford Motor Credit notes	2,695,874	—
Insurance notes	3,823,422	1,278,451
Other bank financing	1,675,248	—

	104,232,929	207,364,521
Less: Current maturities	(3,823,422)	(2,284,755)

	$100,409,507	$205,079,766

Senior Secured Notes

On February 12, 2008, FES LLC and FES CAP issued $205.0 million in principal amount of 11% senior secured notes (the “Senior Secured Notes”), although the Forbes Group reflects $200.4 million debt outstanding in its balance sheet consisting of the Senior Secured Notes issued at a discount at an issue price of 97.635% of par. The Forbes Group realized net proceeds of approximately $188.7 million which were used to repay and fully extinguish all of the Forbes Group’s outstanding long-term debt and most current maturities incurred prior to the issuance, as well as existing vendor equipment financings. The Senior Secured Notes mature on February 15, 2015, and require semi-annual interest payments at an annual rate of 11% on February 15 and August 15 of each year until maturity, with the first payment due on August 15, 2008. No principal payments are due until maturity. The Senior Secured Notes are senior obligations and rank equally in right of payment with other existing and future senior indebtedness and senior in right of payment to any subordinated indebtedness incurred by us in the future.

The Senior Secured Notes are guaranteed by FES Ltd, the parent company of Forbes Energy LLC (100% owned operating subsidiary issuer) and Forbes Energy Capital (100% owned finance subsidiary issuer). FES Ltd. has no independent assets or operations, other than its ownership interest in FES LLC, and all of the parent company’s other direct and indirect subsidiaries other than the subsidiary issuers are “100% owned” and guarantee the securities on a “full and unconditional” and “joint and several” basis. There are no significant restrictions on FES Ltd’s ability or the ability of any subsidiaries for FES Ltd to obtain funds from its subsidiaries by such means as a dividend or loan.

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)

Notes to Condensed Combined/Consolidated Financial Statements

The Forbes Group may, at its option, redeem all or part of the Senior Secured Notes from time to time at specified redemption prices and subject to certain conditions required by the indenture governing the Senior Secured Notes. The Forbes Group is required to make an offer to purchase the notes and to repurchase any notes for which the offer is accepted at 101% of their principal amount, plus accrued and unpaid interest, if there is a change of control or if the Forbes Group has excess cash flow. The Forbes Group is required to make an offer to repurchase the notes and to repurchase any notes for which the offer is accepted at 100% of their principal amount, plus accrued and unpaid interest, following certain asset sales.

The Forbes Group is permitted under the terms of the indenture to incur additional indebtedness in the future, provided that certain financial conditions set forth in the Indenture are satisfied. The Forbes Group is subject to certain covenants contained in the indenture, including one limiting its annual capital expenditures to certain amounts based on the year in which such expenditures are made.

8.	Related Party Transactions

The Forbes Group enters into transactions with related parties in the normal course of conducting business. Accounts Receivable–related parties and Accounts Payable–related parties result from transactions with related parties which are at terms consistent with those available to third-party customers and from third-party vendors.

Certain members of the Forbes Group are also owners and managers of Alice Environmental Services, LP (“AES”). The Forbes Group has entered into the following transactions with AES and its subsidiaries:

•

AES, through a wholly owned subsidiary, owned and operated an oil field supply store from which the Forbes Group purchased oil field supplies. This supply store was sold to an independent third party in May 2008.

•	AES owns an airplane and a helicopter, each of which the Forbes Group contracts to use from time to time.

•	The Forbes Group also has entered into long-term operating leases with AES.

The Forbes Group recognized revenues from AES of approximately $47,000 and $0 related to rig, trucking, and equipment and facilities rental activities; expenses of approximately $815,000 and $754,000 and capital expenditures of approximately $1,258,000 and $322,000 from these transactions for the three months ended June 30, 2007 and 2008, respectively. The Forbes Group recognized revenues from AES of approximately $136,000 and $11,000 related to rig, trucking, and equipment rental activities; expenses of approximately $1,753,000 and $2,237,000 and capital expenditures of $1,794,000 and $2,443,000 for the six months ended June 30, 2007 and 2008, respectively. Accounts payable and accounts receivable as of June 30, 2008 resulting from such transactions were $152,000 and $0, respectively. The Forbes Group had accounts payable and accounts receivable with AES and its subsidiaries totaling $3,217,000 and $76,000 as of December 31, 2007, respectively.

Dorsal Services, Inc. is a trucking service provider that provides services to the Forbes Group. One of FES Ltd’s executive officers, who serves as a director of FES Ltd, is a partial owner of Dorsal Services, Inc. The Forbes Group recognized revenues of approximately $16,000 and $17,000 related to trucking services, equipment rental, and wash out activities; expenses of approximately $136,000 and $199,000 and capital expenditures of approximately $64,000 and $0 related to transactions with Dorsal Services, Inc. for the three months ended June 30, 2007 and 2008, respectively. The Forbes Group recognized revenues of approximately $21,000 and

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)

Notes to Condensed Combined/Consolidated Financial Statements

$28,000 related to trucking services, equipment rental, and wash out activities; expenses of approximately $199,000 and $397,000 and capital expenditures of approximately $69,000 and $28,000 related to transactions with Dorsal Services, Inc. for the six months ended June 30, 2007 and 2008, respectively. The Forbes Group had accounts payable and accounts receivable with Dorsal Services, Inc. of $126,000 and $85,000 as of June 30, 2008, respectively, resulting from such transactions. The accounts payable and accounts receivable with Dorsal, as of December 31, 2007, were $154,400 and $55,200 respectively.

Tasco Tool Services, Inc. is a down-hole tool company that is partially owned and managed by one of the shareholders of the Forbes Group. Tasco rents and sells tools to the Forbes Group from time to time. The Forbes Group had no revenues from Tasco for the periods set forth and recognized expenses of approximately $12,000 and $3,000 and capital expenditures of approximately $25,000 and $0 related to transactions with Tasco for the three months ended June 30, 2007 and 2008, respectively. The Forbes Group had no revenues from Tasco for the periods set forth and recognized expenses of approximately $45,000 and $9,000 and capital expenditures of approximately $25,000 and $20,000 related to transactions with Tasco for the six months ended June 30, 2007 and 2008, respectively. The Forbes Group had no accounts payable and accounts receivable with Tasco as of June 30, 2008, resulting from such transactions. Accounts payable and accounts receivable to Tasco as of December 31, 2007 were $60,000 and $0, respectively.

The C.W. Hahl Lease, an oil and gas lease, is owned by one of the shareholders of the Forbes Group. The Forbes Group recognized no revenues as of the three months ended June 30, 2007 and 2008 and had accounts receivable of $30,000 as of June 30, 2008. The Forbes Group recognized revenues of $28,000 and $800 for the six months ended June 30, 2007 and 2008. Accounts receivable as of December 31, 2007 were $20,000. The Forbes Group had no expenses or accounts payable from the C.W. Hahl Lease for either period.

FCJ Management is a corporation that leases land and facilities to the Forbes Group and is owned by two of the executive officers of FES Ltd, who also serve as directors of FES Ltd, and a manager of one of the subsidiaries of FES Ltd. The Forbes Group recognized expenses of $0 and $5,000 for the three months ended June 30, 2007 and 2008, respectively, and expenses of $0 and $9,000 for the six months ended June 30, 2007 and 2008, respectively. No revenues have been recognized from FCJ for any period. The Forbes Group had no accounts receivable from FCJ or accounts payable to FCJ as of December 31, 2007 and June 30, 2008.

Related party long term note balances were paid in full as of February 12, 2008.

The Forbes Group has seven separate leases with AES for separate parcels of land and buildings entered into at various dates subsequent to December 31, 2006. Each has a five-year term with the Forbes Group having the option to extend from between one and five years. Aggregate rentals for the seven leases total $55,000 per month.

The Forbes Group entered into a waste water disposal operating agreement dated January 1, 2007, with AES pursuant to which AES leases its rights in a certain well bore and receives payments in the form of a minimum fee of $5,000 per month plus $0.15 per barrel for any barrel injected over 50,000 barrels. Under this agreement, AES also receives a “skim oil” payment of 20% of the amount realized by the Forbes Group for all oil and hydrocarbons removed from liquids injected into the premises. The agreement term is for three years and will renew for successive three year terms as long as AES has rights to the well.

The Forbes Group entered into a waste water disposal lease agreement dated April 1, 2007, with AES. Under the agreement, the Forbes Group is entitled to use the leased land for the disposal of waste water for a term of five years with three successive three year renewal periods. The Forbes

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)

Notes to Condensed Combined/Consolidated Financial Statements

Group pays a monthly rental of $2,500 per month plus $.05 per barrel for any barrel over 50,000 barrels of waste water injected per month. Additionally, the Forbes Group pays an amount equal to 10% of all oil or other hydrocarbons removed from liquids injected or any skim oil.

9.	Commitments and Contingencies

Concentrations of Credit Risk

Financial instruments which subject the Forbes Group to credit risk consist primarily of cash balances maintained in excess of federal depository insurance limits and trade receivables. The Forbes Group restricts investment of temporary cash investments to financial institutions with high credit standing. The Forbes Group’s customer base consists primarily of multi-national and independent oil and natural gas producers. The Forbes Group performs ongoing credit evaluations of its customers but generally does not require collateral on its trade receivables. Any concentration of credit risk is considered by management to be limited due to the large number of customers comprising its customer base.

Self-Insurance

Effective March 2007, the Forbes Group entered into a self-insured health insurance program for its employees. The Forbes Group retains the risk for health insurance claims, after employee deductibles per occurrence. The Forbes Group is only responsible for claims up to a $75,000 annual aggregate limit per employee. The Forbes Group’s maximum exposure is also limited on a monthly basis which was approximately $570,000 and $800,000 as of December 31, 2007 and June 30, 2008, respectively. The monthly maximum will fluctuate in the future based upon the number of employees enrolled in the insurance program. The Forbes Group has an estimated value of all unprocessed claims at December 31, 2007 and June 30, 2008, of approximately $1.4 million and $2.0 million, respectively, which are included in accrued expenses in the accompanying condensed combined/consolidated balance sheet.

Litigation

Except as described in this paragraph, there are no pending material legal proceedings, and the Forbes Group is not aware of any material threatened legal proceedings, to which the Forbes Group is a party or to which its property is subject, other than in the ordinary course of business. TES was named among a list of other defendants in a lawsuit filed by R&K Fabricating, Inc. on May 2, 2008 that alleges patent infringement under a patent related to portable storage tanks. Among the other defendants is the principal supplier of portable storage tanks to TES. While it is too early to determine if this lawsuit should be considered material, based on an initial review of the complaint, the Forbes Group believes that the lawsuit is without merit and intends to defend the suit vigorously. Further, the Forbes Groups’ supplier has agreed to indemnify the Forbes Group with respect to tanks purchased from such supplier.

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)

Notes to Condensed Combined/Consolidated Financial Statements

10.	Supplemental Cash Flow Information

	Three Months Ended June 30,		Six Months Ended June 30,
	Predecessor- Combined 2007	Successor- Consolidated 2008	Predecessor- Combined 2007	Successor- Consolidated 2008
Cash paid for
Interest	$1,876,773	$28,302	$3,371,842	$3,306,456
Supplemental schedule of non-cash investing and financing activities
Seller-financed purchases of property and equipment	$250,541	$5,670,334	$1,403,198	$5,670,334
Changes in accrued capital expenditures	$7,198,484	$(3,126,944)	$6,996,181	$(39,888,049)

11.	Earnings (Loss) per Share

Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period and potentially dilutive common stock equivalents. Potential common stock equivalents that have been issued by the Company relate to outstanding stock option and are determined using the treasury stock method.

Concurrent with the Equity Offering on May 29, 2008, we began conducting our business through, a newly formed corporation and holding company. Historical net income per share was not presented for the three or six months ended June 30, 2007 since we were structured as a limited liability company, had limited member units and there were no ownership interests that were convertible into common stock or a common stock equivalent.

The pro forma net income per share reflects the effects related to our Bermuda Reorganization from a limited liability company to a “C” corporation, the issuance of our common stock in connection with our initial public offering and an assumed effective tax rate of 35%.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2008	2007	2008
Basic:
Net income (loss)	$11,528,854	$(35,717,826)	$23,188,674	$(28,276,946)

Weighted average common shares	—	38,166,398	—	33,833,299

Basic net income (loss) per share	$—	$(0.94)	$—	$(0.84)

Diluted:
Net income (loss)	$11,528,854	$(35,717,826)	$23,188,674	$(28,276,946)

Weighted average common shares	—	38,166,398	—	33,833,299
Stock Options	—	—	—	—

Weighted average common shares—diluted	—	38,166,398	—	33,833,299

Diluted net loss per share—diluted	$—	$(0.94)	$—	$(0.84)

Pro forma earnings/loss per share
Basic:
Net income	$7,493,755	$7,711,205	$15,072,638	$12,547,777
Weighted average common shares	54,144,700	54,144,700	54,144,700	54,144,700
Basic net income per share	$0.14	$0.14	$0.28	$0.23

Diluted:
Net income	$7,493,755	$7,711,205	$15,072,638	$12,547,777
Weighted average common shares	54,144,700	54,144,700	54,144,700	54,144,700
Stock Options	0	2,770,000	—	2,770,000

Weighted average common shares—diluted	54,144,700	56,914,700	54,144,700	56,914,700

Diluted net income per share—diluted	$0.14	$0.14	$0.28	$0.22

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)

Notes to Condensed Combined/Consolidated Financial Statements

12.	Income Taxes

The Company’s effective tax rate for the three and six months ended June 30, 2008 was 399.6% and 246.5% based on a pre-tax profit of $11,863,392 and $19,304,272. This compares to 0% and 0% for the three and six months ended June 30, 2007, respectively. This increase in effective tax rate is primarily due to the Company’s change in tax status as of May 29, 2008.

The Forbes Group was not subject to federal income tax until May 29, 2008. Prior to May 29, 2008 all income, losses, credits, and deductions of the Forbes Group were passed through to the members’ individual tax returns. Accordingly, no provision for U.S. federal income taxes is included in the accompanying condensed combined/consolidated financial statements through May 29, 2008.

In addition, income tax expense includes current federal income tax in the amount of $781,000 and Texas franchise tax of $412,000.

The Forbes Group is subject to the revised Texas franchise tax. The revised Texas franchise tax is an income tax equal to one percent of Texas-sourced revenue reduced by the greater of (a) cost of goods sold (as defined by Texas law), (b) compensation (as defined by Texas law) or (c) thirty percent of the Texas-sourced revenue. The Forbes Group accounts for the revised Texas franchise tax in accordance with SFAS No. 109, the tax is derived from a taxable base that consists of income less deductible expenses. For the three and six months ended June 30, 2008 the Forbes Group recorded franchise tax expense of $240,000 and $412,000. For the period ended December 31, 2007, the Forbes Group recorded franchise tax expense of $683,000.

13.	Business Segment Information

The Forbes Group has determined that it has two reportable segments organized based on its products and services - well servicing and fluid logistics. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

Well Servicing

The well servicing segment consists of operations in the U.S., which provides (i) well maintenance, including remedial repairs and removal and replacement of downhole production equipment, (ii) well workovers, including significant downhole repairs, re-completions and re-perforations, (iii) completion and swabbing activities, and (iv) plugging and abandoning services. In addition, the Forbes Group has tubing testing units that are used to conduct pressure testing of oil and natural gas production tubing.

Fluid Logistics

The fluid logistics segment consists of operations in the U.S., which provide, transport, store and dispose of a variety of drilling and produced fluids used in and generated by oil and natural gas production activities. These services are required in most workover and completion projects and are routinely used in daily producing well operations.

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)

Notes to Condensed Combined/Consolidated Financial Statements

The following table sets forth certain financial information with respect to the Company’s reportable segments:

	Well Servicing	Fluid Logistics	Consolidated
Three months ended June 30, 2007 Predecessor - Combined
Operating revenues	$21,141,202	$25,608,191	$46,749,393
Direct operating costs	12,325,453	16,481,443	28,806,896

Segment profits	$8,815,749	$9,126,748	$17,942,497

Depreciation and amortization	$2,003,686	$1,220,574	$3,224,260
Capital expenditures	$22,116,274	$2,641,770	$24,756,384

Three months ended June 30, 2008 Successor - Consolidated
Operating revenues	$47,376,065	$41,225,126	$88,601,191
Direct operating costs	30,008,033	28,164,067	58,172,100

Segment profits	$17,368,032	$13,061,059	$30,429,091

Depreciation and amortization	$4,298,486	$3,214,612	$7,513,098
Capital expenditures	$35,050,209	$11,105,565	$46,155,774

Six months ended June 30, 2007 Predecessor - Combined
Operating revenues	$39,903,301	$48,897,721	$88,801,022
Direct operating costs	22,207,798	31,407,329	53,615,127

Segment profits	$17,695,503	$17,490,392	$35,185,895

Depreciation and amortization	$3,622,510	$2,309,152	$5,931,662
Capital expenditures	$32,373,142	$6,824,463	$39,196,605

Six months ended June 30, 2008 Successor - Consolidated
Operating revenues	$86,660,403	$72,463,647	$159,124,050
Direct operating costs	54,412,815	50,458,950	104,871,765

Segment profits	$32,247,588	$22,004,697	$54,252,285

Depreciation and amortization	$8,029,014	$6,606,124	$14,635,138
Capital expenditures	$72,914,512	$21,333,969	$94,248,481

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)

Notes to Condensed Combined/Consolidated Financial Statements

	Three Months Ended June 30,		Six Months Ended June 30,
	Predecessor- Combined 2007	Successor- Consolidated 2008	Predecessor- Combined 2007	Successor- Consolidated 2008
Reconciliation of the Forbes Group Operating Income as Reported:
Segment profits	$17,942,497	$30,429,091	$35,185,895	$54,252,285
General and administrative exp	1,420,683	4,717,627	2,513,627	7,860,308
Depreciation and amortization	3,224,260	7,513,098	5,931,662	14,635,138

Operating income	13,297,554	18,198,366	26,740,606	31,756,839
Other income and expenses, net	(1,768,701)	(6,506,975)	(3,551,932)	(12,452,567)

Income before income taxes	$11,528,853	$11,691,391	$23,188,674	$19,304,272

14.	Canadian Generally Accepted Accounting Principles (Canadian GAAP)

These combined/consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP), which in most respects conform to Canadian GAAP, except for debt issuance costs which under Canadian GAAP are netted with debt in the balance sheet rather than classified as Other Assets under US GAAP. For US GAAP and Canadian GAAP debt issuance costs are amortized over the period of the loan agreement as a component of interest expense using the effective interest method.

There were no material GAAP differences as of June 2008 that would have impacted net income or members’ equity.

15.	Subsequent Events

On July 1, 2008, our registration statement on Form S-4, as amended, to register the issuance of senior secured notes in exchange (the “Senior Secured Exchange Notes”) for the initial privately placed Senior Secured Notes became effective. We completed the exchange offer by exchanging all of the initial Senior Secured Notes with the Senior Secured Exchange Notes on July 30, 2008.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying condensed combined/consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with the audited financial statements for the year ended December 31, 2007 included in our Registration Statement on Form S-4 filed May 12, 2008, as amended, Registration No. 333-150853. Any forward-looking statements made by or on our behalf are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Readers are cautioned that such forward-looking statements involve risks and uncertainties in that the actual results may differ materially from those projected in the forward-looking statements. Important factors that could cause actual results to differ include risks set forth in “Part II-Item 1A. Risk Factors” included herein.

Overview

Forbes Energy Services Ltd. (“FES Ltd”) and its subsidiaries, Forbes Energy Services LLC (“FES LLC”), Forbes Energy Capital Inc. (“FES CAP”), C.C. Forbes, LLC (“CCF”), TX Energy Services, LLC (“TES”), and Superior Tubing Testers, LLC (“STT”) are headquartered in Alice, Texas, and conduct business primarily in the state of Texas. As used in these condensed combined/consolidated financial statements, the “Company”, the “Forbes Group”, “we”, or “our” means (i) FES Ltd and all subsidiaries after May 29, 2008; (ii) FES LLC and its subsidiaries from January 1, 2008 to May 28, 2008 (each of (i) and (ii) referred to in the financial statements column headings for the applicable time periods as “Successor”); (iii) CCF, TES and STT from June 29, 2007 to December 31, 2007, and (iv) their respective predecessors, C.C. Forbes, L.P., Texas Energy Services, L.P. and Superior Tubing Testers, L.P. prior to June 29, 2007 (each of (iii) and (iv), referred to in the financial statements column headings for the applicable time periods as “Predecessor”).

We are an independent oilfield services contractor that provides a wide range of well site services to oil and natural gas drilling and producing companies to help develop and enhance the production of oil and natural gas. These services include fluid hauling, fluid disposal, well maintenance, completion services, workovers and recompletions, plugging and abandonment, and tubing testing. Our operations are concentrated in the major onshore oil and natural gas producing regions of Texas, with one location in Baxterville, Mississippi.

We currently conduct our operations through the following two business segments:

•

Well Servicing. As of June 30, 2008, our well servicing segment comprised 53.5% and 54.5% of combined revenues for the three months and six months ended June 30, 2008, respectively. Our well servicing segment utilized our modern fleet of 149 well servicing rigs, which included 142 workover rigs and 7 swabbing rigs, and related assets and equipment with an average life of 15 years. These assets are used to provide (i) well maintenance, including remedial repairs and removal and replacement of downhole production equipment, (ii) well workovers, including significant downhole repairs, re-completions and re-perforations, (iii) completion and swabbing activities, and (iv) plugging and abandoning services. In addition, we have a fleet of six tubing testing units that are used to conduct pressure testing of oil and natural gas production tubing.

•

Fluid Logistics. As of June 30, 2008, our fluid logistics segment, comprised 46.5% and 45.5% of combined revenues for the three months and six months ended June 30, 2008, respectively. Our fluid logistics segment utilized our fleet of fluid transport trucks and related assets, including specialized vacuum, high-pressure pump and tank trucks, frac tanks, water wells, proprietary salt water disposal wells and facilities, and related equipment. These assets are used to provide, transport, store, and dispose of a variety of drilling and produced fluids used in, and generated by, oil and natural gas production. These services are required in most workover and completion projects and are routinely used in daily operations of producing wells.

We believe that our two business segments are complementary and create synergies in terms of selling opportunities. Our multiple lines of service allow us to capitalize on our existing customer base to grow within existing markets, generate more business from existing customers, and increase our operating profits. By offering our customers the ability to reduce the number of vendors they use, we believe we help improve our customers’ efficiency. This is demonstrated by the fact that 82.1% and 81.2% of our revenues for the three months and six months ended June 30, 2008, respectively, were from customers that utilized services of both of our business segments. Further, by having multiple service offerings that span the life cycle of the well, we believe we have a competitive advantage over smaller competitors offering more limited services.

Factors Affecting Results of Operations

Oil and Natural Gas Prices

Demand for well servicing and fluid logistics services is generally a function of the willingness of oil and natural gas companies to make operating and capital expenditures to explore for, develop and produce oil and natural gas, which in turn is affected by current and anticipated levels of oil and natural gas prices. Exploration and production spending is generally categorized as either operating expenditures or capital expenditures. Activities by oil and natural gas companies designed to add oil and natural gas reserves are classified as capital expenditures, and those associated with maintaining or accelerating production, such as workover and fluid logistics services, are categorized as operating expenditures. Operating expenditures are typically more stable than capital expenditures and are less sensitive to oil and natural gas price volatility. In contrast, capital expenditures by oil and natural gas companies for drilling are more directly influenced by current and expected oil and natural gas prices and generally reflect the volatility of commodity prices.

Workover Rig Rates

Our well servicing segment revenues are dependent on the prevailing market rates for workover rigs. Market dayrates for workover rigs have increased since 2003, as high oil and natural gas prices and declining domestic production have resulted in a substantial growth of drilling activity and demand for workover services that are used primarily to maintain or enhance production levels of existing producing wells. Based on customer indications, we believe we are able to maintain asset utilization and charge industry average dayrates as a result of having new equipment that is efficient and safe to use as well as our excellent reputation for customer service.

Fluid Logistics Rates

Our fluid logistics segment revenues are dependent on the prevailing market rates for fluid transport trucks and the related assets, including specialized vacuum, high-pressure pump and tank trucks, frac tanks and proprietary salt water disposal wells. Higher oil and natural gas prices have resulted in growing demand for drilling. Although required disposal of fluids produced from wells and the increased number of wells in service today have led to a higher demand for fluid logistics services, fluid logistics rates have remained relatively stable. The increased drilling activity has led to higher demand for frac tanks, drilling and completion fluids, and water storage capacity on well sites.

Operating Expenses

The current strong oil and natural gas environment has resulted in a higher demand for operating personnel and oilfield supplies and has caused increases in the cost of those goods and services. Additionally, fuel costs, which comprise a substantial portion of our operating expenses, have increased substantially over the last few years. Future earnings and cash flows will be dependent on our ability to manage our overall cost structure and obtain price increases from our customers.

General and Administrative Expenses

Due to our substantial growth, we increased our professional staff, which has resulted in increased general and administrative costs. Additionally, our expenses for information technology, accounting, rent, entertainment and third-party professional fees have also increased. We expect these expenses to continue to increase compared to prior periods due to our need to continue to invest in this area, including compliance with Canadian reporting requirements, SEC reporting requirements, and requirements related to the Sarbanes-Oxley Act.

Capital Expenditures and Debt Service Obligations

As a general matter, our capital expenditures to maintain our assets have been relatively limited. We have incurred indebtedness to invest in new assets to grow our business. As a result, the indebtedness we incurred for our capital expenditures has significantly increased our debt service obligations. The majority of the net proceeds of the issuance (the “Debt Offering”) of our $205 million 11% senior secured notes (the “Senior Secured Notes”) was used to repay indebtedness incurred on capital expenditures. Most of our new assets have been acquired, and will continue to be acquired, through bank borrowings, short-term equipment vendor financings, cash flows from operations and other permitted financings. In the future, we expect our capital expenditures and our debt outstanding to increase as we continue to grow our business.

Capital Expenditures and Operating Income Margins

The well servicing segment typically has higher operating income margins along with higher capital expenditures when compared with the fluid logistics segment, which has lower operating margins but also lower capital expenditure requirements.

Presentation

The following discussion and analysis is presented on a combined/consolidated basis to reflect the results of operations and financial condition of the Forbes Group. This financial information is presented on a combined basis as of and for periods ended on or prior to December 31, 2007, because the operating subsidiaries were under common management prior to the Delaware Reorganization (as defined below). The financial information as of and for the three months and six months ended June 30, 2008 is presented on a consolidated basis for FES LLC and its subsidiaries from and after January 1, 2008 to May 28, 2008, because of the completion of the reorganization in which FES LLC, a Delaware limited liability company, became the parent of the operating subsidiaries (the “Delaware Reorganization”) and on a consolidated basis for FES Ltd and its subsidiaries from and after May 29, 2008, because of the completion of the reorganization in which FES Ltd, a Bermuda corporation, became the direct parent of FES LLC and, as a result, the indirect parent of the operating subsidiaries (the “Bermuda Reorganization”).

We believe that we will experience increased general and administrative expenses over those historically recognized due to the adoption of a holding company structure, the increased costs of complying with Canadian reporting requirements and the requirements of the Securities Exchange Act of 1934 and the Sarbanes-Oxley Act and remediating certain material weaknesses described under “Part I. Item 4T. Controls and Procedures—Material Weaknesses” and “Part II. Item 1A. Risk Factors – We face several risks relating to material weaknesses in our internal controls.”

Finally, we note that the limited liability companies and their predecessor entities that comprised the Forbes Group prior to January 1, 2008, were not, and until May 29, 2008, FES LLC and its subsidiaries were not, subject to federal income tax. All of the income, losses, credit, and deductions of these entities were passed through to the equity owners for purposes of their individual income tax returns, which is why these are referred to as “flow through entities” for federal income tax purposes. Accordingly, no provision for income taxes is included in the following discussion and analysis of our historical operations through May 28, 2008. As of May 29, 2008, in conjunction with the Canadian initial public offering and simultaneous U.S. private placement of FES Ltd’s common shares and the related Bermuda Reorganization, the Forbes Group became subject to U.S. federal income tax. The three and six months ended June 30, 2008 results include tax expense for the book/tax basis differences of assets and liabilities as of the date of the company’s conversion from a nontaxable entity to a taxable entity as of May 29, 2008.

Results of Operations

The following discussion, as well as the discussion found under “Liquidity and Capital Resources,” compares our consolidated financial information as of and for the three months and six months ended June 30, 2008 to our combined financial information as of and for the three months and six months ended June 30, 2007. The financial information is presented on a combined basis as of and for periods ended on or prior to December 31, 2007 because the operating subsidiaries were under common management prior to the Delaware Reorganization. The financial information as of and for the three months and six months ended June 30, 2008 is presented on a consolidated basis for FES LLC and its subsidiaries from and after January 1, 2008 to May 28, 2008, because of the completion of the Delaware Reorganization and on a consolidated basis for FES Ltd and its subsidiaries from and after May 29, 2008, because of the completion of the Bermuda Reorganization. FES Ltd became a taxable entity as of May 29, 2008 otherwise, the Forbes Group has the same business operations and management teams and, therefore, is presented in this manner for comparative purposes.

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

Revenues. For the three months ended June 30, 2008, revenues increased by $41.9 million, or 89.5%, to $88.6 million when compared to the same period in the prior year. During 2007 and the first half of 2008, we expanded into three new locations and deployed new assets to meet the growing demand for our services. We anticipate continued growth as we add additional equipment and locations.

Well Servicing – Revenues from the well servicing segment increased $26.2 million for the period, or 124.1%, to $47.4 million compared to the corresponding period in the prior year. The increase was largely due to our successful deployment of new well servicing rigs. We owned 149 well servicing rigs as of June 30, 2008, compared to 62 well servicing rigs at June 30, 2007, a 140.3% increase. Of the 149 rigs in service as of June 30, 2008, five began service at various times in June 2008 and nine were being readied for service. In addition to growing the size of our fleet, in the second quarter of 2008 we expanded our well servicing operations by one additional yard.

Fluid Logistics — Revenues from the fluid logistics segment increased $15.6 million for the period, or 61.0%, to $41.2 million compared to the corresponding period in the prior year. While the pricing environment in the fluid logistics segment remained relatively stable, our business segment revenues increased substantially due to our successful deployment of new assets. Our principal fluid logistics assets at June 30, 2008 and June 30, 2007 were as follows:

	As of June 30,
Asset	2007	2008	% Increase
Vacuum trucks	160	259	61.9%
High-pressure pump trucks	9	17	88.9%
Other heavy trucks	34	52	51.4%
Frac tanks (includes leased)	689	1131	64.2%
Salt water disposal wells	13	15	15.4%

Operating Expenses. Our operating expenses increased to $58.2 million for the three months ended June 30, 2008, from $28.8 million for the three months ended June 30, 2007, an increase of $29.4 million or 101.9%. Operating expenses as a percentage of revenues were 65.7% for the three months ended June 30, 2008, compared to 61.6% for the three months ended June 30, 2007. This increase is generally attributable to our significant growth in terms of customers and equipment, and to a lesser degree to increased labor and related costs, and fuel price increases as discussed below.

Well Servicing — Operating expenses from the well servicing segment increased by $17.7 million, or 143.5%, to $30.0 million as demand for the segment’s services continued to grow. This demand is reflected in the addition of 87 well servicing rigs from July 1, 2007 through June 30, 2008. Well servicing operating expenses as a percentage of well servicing revenues were 63.3% for the three months ended June 30, 2008, compared to 55.5% for the three months ended June 30, 2007, an increase of 7.8 % of revenues. The increase in well servicing operating expenses of $17.7 million was due in large part to an increase in labor costs of $10.0 million, or 139.7%, as the result of the addition of employees and higher pay due to industry competition for labor. Labor and related costs as a percentage of well servicing revenues was 36.1% for the three months ended June 30, 2008, compared to 34.1% for the three months ended June 30, 2007. The employee count at June 30, 2008 was 925, as compared with 399 employees as of June 30, 2007. Fuel costs increased $2.1 million, or 123.5%, from the three months ended June 30, 2007 as compared to the three months ended June 30, 2008 due to the increased level of business and fuel price increases. Fuel cost as a percentage of revenues was 5.7% and 3.5% for the three months ended June 30, 2008 and 2007, respectively. We were able to pass a portion of this operating cost rate increase through to our customers. Other expenses were consistent with the growth of our business. Various other expense increases include yard expense of $1.6 million, insurance expense of $1.4 million, out-of-town travel expense of $1.1 million, supplies expense of $0.9 million, repairs and maintenance expenses of $0.6 million.

Fluid Logistics — Operating expenses from the fluid logistics segment increased by $11.7 million, or 71%, to $28 million, primarily as a result of additions of new equipment. Fluid logistics operating expenses as a percentage of fluid logistics revenues were 68% for the three months ended June 30, 2008, compared to 64.3% for the three months ended June 30, 2007. The increase in fluid logistics operating expenses of $11.7 million was due in large part to an increase in fuel costs of $5.0 million, or 181%, for the three months ended June 30, 2008, when compared to the same period in the prior year due to the increased level of business and fuel price increases. Fuel cost as a percentage of revenues was 18% and 10.4% for the three months ended June 30, 2008 and 2007, respectively. Labor cost increased $3.1 million, or 43%, as the result of the addition of employees. Labor and related costs as a percentage of revenues was 25% and 28.4% for the three months ended June 30, 2008 and 2007, respectively. The employee count at June 30, 2008, was 767 as compared with 514 employees as of June 30, 2007. Product and drilling fluid, disposal expense, repairs and maintenance, and part and supplies were other significant expenses that increased by $1.2 million, $0.9 million, $0.5 million and $0.4 million respectively for the three months ended June 30, 2008, compared to the three months ended June 30, 2008 due to increased activity and price increases in product and chemicals. The remaining $0.6 million increase is related to various expenses that were consistent with the growth of our business.

General and Administrative Expenses. General and administrative expenses from the combined operations increased by approximately $3.3 million, or 232.1%, to $4.7 million. General and Administrative expense as a percentage of revenues increased to 5.1% in the quarter ended June 30, 2008, from 3.0% in the quarter ended June 30, 2007. Audit, legal, and third party accounting fees increased approximately $1.0 million for the three months ended June 30, 2008, compared to the three months ended June 30, 2007, due to additional temporary staffing related to the Equity Offering (as defined in “Part I. Item 2. Liquidity and Capital Resources – Equity Offering” below) and fees related to our March 31, 2008 review. Wages and insurance also increased $1.8 million and $0.6 million, respectively, from the first quarter of 2007 to the first quarter of 2008. These increases are consistent with the expansion of locations and the significant growth in the number of customers.

Depreciation and Amortization. Depreciation and amortization expenses increased by $4.3 million, or 133%, to $7.5 million, due to new equipment acquired in 2007 and in the first half of 2008. Capital expenditures incurred for the three months ended June 30, 2008 were $46.1 million compared to $26.1 million for the six months ended June 30, 2007.

Interest and Other Expenses. Interest and other expenses were $6.5 million in the three months ended June 30, 2008, compared to $1.8 million in the three months ended June 30, 2007. This increase is due to debt associated with the addition of new equipment and higher interest rates on new debt. Substantially all of the net proceeds of our Debt Offering was used to repay indebtedness incurred to purchase new equipment.

Income taxes. We recognized no income tax expense for the three months ended June 30, 2007 as the Company was a nontaxable entity. We recognized income tax expense of $47.4 million for the three months ended June 30, 2008 due to the FES Ltd becoming subject to U.S. federal taxes on May 29, 2008 as a result of our Bermuda Reorganization.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

Revenues. For the six months ended June 30, 2008, revenues increased by $70.3 million, or 79.2%, to $159.1 million when compared to the same period in the prior year. During 2008, we expanded into three new locations and deployed new assets to meet the growing demand for our services. We anticipate continued growth as we add additional equipment and locations.

Well Servicing – Revenues from the well servicing segment increased $46.8 million for the period, or 117.2%, to $86.7 million compared to the corresponding period in the prior year. The increase was largely due to our successful deployment of new well servicing rigs. We owned 149 well servicing rigs at June 30, 2008, compared to 62 well servicing rigs at June 30, 2007, a 140.3% increase. Of the 149 owned rigs as of June 30, 2008, five began service at various times in June 2008 and nine were being readied for service at that date. In addition to growing the size of our fleet, in the second quarter of 2008 we expanded our well servicing operations to new location in west Texas.

Fluid Logistics — Revenues from the fluid logistics segment increased $23.6 million for the period, or 48.2%, to $72.5 million compared to the corresponding period in the prior year. While the pricing environment in the fluid logistics segment remained relatively stable, our business segment revenues increased substantially due to our successful deployment of new assets. Our principal fluid logistics assets at June 30, 2008 and June 30, 2007 were as follows:

	As of June 30,
Asset	2007	2008	% Increase
Vacuum trucks	160	259	61.9%
High-pressure pump trucks	9	17	88.9%
Other heavy trucks	34	52	51.4%
Frac tanks (includes leased)	689	1131	64.2%
Salt water disposal wells	13	15	15.4%

Operating Expenses. Our operating expenses increased to $104.9 million for the six months ended June 30, 2008, compared to $53.6 million for the six months ended June 30, 2007, an increase of $51.3 million or 95.6%. Operating expenses as a percentage of revenues were 65.9% for the six months ended June 30, 2008, compared to 60.4% for the six months ended June 30, 2007. This increase is generally attributable to our significant growth in terms of customers and equipment, and to a lesser degree to increased labor and related costs, and fuel price increases as discussed below.

Well Servicing — Operating expenses from the well servicing segment increased by $32.2 million, or 145.0%, to $54.4 million as demand for the segment’s services continued to grow. This demand is reflected in the addition of 87 well servicing rigs from July 1, 2007 through June 30, 2008. Well servicing operating expenses as a percentage of well servicing revenues were 62.8% for the six months ended June 30, 2008, compared to 55.7% for the six months ended June 30, 2007, an increase of 7.1% of revenues. The increase in well servicing operating expenses of $32.2 million was due in large part to an increase in labor costs of $16.9 million, or 127.1%, as the result of the addition of employees and higher pay due to industry competition for labor. Labor and related costs as a percentage of well servicing revenues was 34.6% for the six months ended June 30, 2008, compared to 33.0% for the six months ended June 30, 2007. Insurance cost increased $3.5 million, or 145% for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007 due to addition of employees. The employee count at June 30, 2008 was 925 as compared with 399 employees at June 30, 2007. Fuel costs increased $3.2 million, or 228.6%, for the six months ended June 30, 2008, from the six months ended June 30, 2007 due to the increased level of business and fuel price increases. Fuel cost as a percentage of revenues was 5.0% and 3.3% for the six months ended June 30, 2008 and 2007, respectively. We were able to pass a portion of this operating cost rate increase through to our customers. Supplies, out of town expenses, yard expense, repairs and maintenance, and contract labor were other significant expenses that increased by $2.5 million, $2.0 million, $1.7 million, $1.6 million and $0.8 million, for the first quarter of 2008 from the first quarter of 2007 due to increased activity. Other expenses were consistent with the growth of our business.

Fluid Logistics — Operating expenses from the fluid logistics segment increased by $19 million, or 60.7%, to $50.5 million, primarily as a result of additions of new equipment. Fluid logistics operating expenses as a percentage of fluid logistics revenues were 69.6% for the six months ended June 30, 2008, compared to 64.2% for the six months ended June 30, 2007. The increase in fluid logistics operating expenses of $19 million was due in large part to an increase in fuel costs of $7 million, or 147%, for the six months ended June 30, 2008, when compared to the same period in the prior year because of the increased level of business and fuel price increases. Fuel cost as a percentage of revenues was 16% and 9.7% for the six months ended June 30, 2008 and 2007, respectively. Labor costs increased $5.8 million, or 42%, as the result of the addition of employees and higher pay due to industry competition for labor. Labor and related costs as a percentage of revenues was 27% and 28.2% for the six months ended June 30, 2008 and 2007, respectively. Insurance expense also increased by $0.6 million or 44 % due to the addition of employees in the six months ended June 30, 2008. The employee count at June 30, 2008, was 767 as compared with 514 employees as of June 30, 2007. Product and drilling fluids, repairs and maintenance, disposal expense, supplies and parts, and auto insurance were other significant expenses that increased by $1.6 million, $1.3 million, $1.2 million, $0.9 million, and $0.6 million respectively for the six months ended June 30, 2008 from the six months ended June 30, 2007 due to increased activity and price increases in product and chemicals. Other expenses were consistent with the growth of our business.

General and Administrative Expenses. General and administrative expenses from the combined operations increased by approximately $5.3 million, or 212.7%, to $7.9 million. General and Administrative expense as a percentage of revenues increased to 4.9% in the quarter ended June 30, 2008, compared to 2.8% in the quarter ended June 30, 2007. Audit, legal, and third party accounting fees increased approximately $1.4 million for the six months ended June 30, 2008, compared to the six months ended June 30, 2007, due to additional temporary staffing related to the Equity Offering and fees related to our March 31, 2008 review. Wages and insurance expenses increased $3.1 million, and $0.6 million respectively, for the first quarter of 2008 from the first quarter of 2007. These increases are consistent with the expansion of locations and the significant growth in the number of customers.

Depreciation and Amortization. Depreciation and amortization expenses increased by $8.7 million, or 146.7%, to $14.6 million, due to new equipment acquired in 2007 and in the first half of 2008. Capital expenditures incurred for the six months ended June 30, 2008 were $110.6 million compared to $40.5 million for the six months ended June 30, 2007.

Interest and Other Expenses. Interest and other expenses were $12.5 million in the six months ended June 30, 2008, compared to $3.6 million in the six months ended June 30, 2007. This increase is due to debt associated with the addition on new equipment and higher interest rates on new debt.

Income taxes. We recognized no income tax expense for the six months ended June 30, 2007 as the Company was a nontaxable entity. We recognized income tax expense of $47.6 million for the six months ended June 30, 2008 due to the FES Ltd becoming subject to U.S. federal taxes on May 29, 2008 as a result of our Bermuda Reorganization.

Liquidity and Capital Resources

Overview

We have historically funded our operations, including capital expenditures, with bank borrowings, vendor financings, and cash flow from operations. As of June 30, 2008, the Company had $203.3 million in principal amount of Notes outstanding as a result of our recent Debt Offering, $5.7 million notes payable for equipment, and $23.3 million in short-term (less than six months) equipment vendor financings for well servicing rigs and other equipment.

During the six months ended June 30, 2008, we incurred $110.6 million of capital expenditures which included well servicing rigs, vacuum trucks, frac tanks, heavy trucks, pickup trucks, salt water disposal wells, and other related equipment.

On April 10, 2008, we entered into a credit agreement with Citibank, N.A. establishing a $20 million four-year senior secured revolving credit facility (the “Credit Facility”). On May 29, 2008, we completed the Bermuda Reorganization and the Equity Offering. We issued 24,644,500 common shares and received net proceeds of CND$162,465,730 from the Equity Offering.

Approximately $120 million of the net proceeds from the Equity Offering were used to fund the cash consideration payable in the Bermuda Reorganization, and the balance was added to the working capital of the Company to be used for general corporate purposes, capital expenditures, and possible future acquisitions.

As of June 30, 2008, we had $200.4 million in debt outstanding (consisting of the Senior Secured Notes and based on $205.0 million aggregate principal amount of Senior Secured Notes at an issue price of 97.635% of par). We believe that our cash and cash equivalents, cash flows from operations, available credit under the Credit Facility, short-term equipment vendor financings and other permitted financings, will be sufficient to fund our current and future operations, including our capital expenditure budget, for the next 12 months.

As of June 30, 2008, we had $8.4 million in cash and cash equivalents, $207.3 million in long-term debt, $3.6 in short-term debt, and $23.3 million of short-term equipment vendor financings related to equipment purchases. In the six months ended June 30, 2008, we incurred $110.6 million in capital expenditures. We funded these purchases with cash flows from operations, a portion of the proceeds from the Debt Offering, a portion of the proceeds from the Equity Offering, certain short-term vendor financings and certain other purchase money financings.

Cash Flows

Cash Flows from Operating Activities

Net cash provided by operating activities was $29.3 million for the six months ended June 30, 2008, compared to net cash provided by operating activities $29.1 million for the six months ended June 30, 2007, increase of $0.1 million.

Cash Flows Used in Investing Activities

Net cash used in investing activities for the six months ended June 30, 2008 amounted to $128.4 million compared to $32.1 million for the six months ended June 30, 2007, an increase of $96.3 million. This increase was primarily the result of significant capital expenditures for new property and equipment in both our operating segments.

Cash Flows from Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2008 amounted to $102.5 million compared to $2.2 million for the six months ended June 30, 2007, primarily due to the Debt Offering and Equity Offering. Additional borrowings amounted to $200.2 million and $24.2 million for the six months ended June 30, 2008 and 2007, respectively. These borrowings were offset by debt repayments of $102.7 million and $14.7 million for the six months ended June 30, 2008 and 2007, respectively.

New Revolving Credit Facility

On April 10, 2008, the Forbes Group entered into the Credit Facility. The Forbes Group can use borrowings under the Credit Facility for general corporate purposes. Any unpaid principal amount is due on the maturity date.

Borrowings under the Credit Facility accrue interest, at our option, at either (i) the greater of the Federal Funds Effective Rate in effect on such day plus  1/2 of 1% and the “prime rate” announced by Citibank, N.A., plus a margin of up to 1.25%, or (ii) the London Interbank Offered Rate, plus a margin of 1.75% to 2.25%. The applicable interest rate margin is based on our leverage ratio, as defined in the credit agreement governing the Credit Facility. Unpaid interest accrued on outstanding loans is payable quarterly.

The Credit Facility is secured by first priority security interests in substantially all of the Forbes Group’s assets, including those of all of the subsidiaries, that rank senior to the security interest granted to the holders of the Senior Secured Notes. The credit agreement also contains customary representations, warranties and covenants for the type and nature of the Credit Facility, including certain limitations or restrictions on the Forbes Group’s and certain future subsidiaries’ ability to incur additional debt, guarantee others’ obligations, create, incur or permit to exist liens on assets, make investments or acquisitions, make certain dispositions of assets, make payments on certain subordinated indebtedness, pay dividends or other payments to equity holders, engage in mergers, consolidations or other fundamental changes, sell assets, change the nature of its business and engage in transactions with affiliates. The rights of the lender under the Credit Facility vis-à-vis the trustee and collateral agent under the indenture governing the Senior Secured Notes are governed by an intercreditor agreement among the Forbes Group, Citibank, N.A., the lender under the Credit Facility, and Wells Fargo Bank, National Association, the trustee and collateral agent under the indenture governing the Senior Secured Notes. The Credit Facility also requires that we comply with certain financial ratios related to net worth, EBITDA, and debt levels.

As of June 30, 2008, we had no outstanding borrowings under the Credit Facility.

Equity Offering

On May 29, 2008, FES Ltd completed its Canadian initial public offering and simultaneous U.S. private placement of its common shares (the “Equity Offering”). In the Equity Offering, FES Ltd sold 24,644,500 common shares for CDN $7.00 per share and the common shares are listed on the Toronto Stock Exchange. Gross proceeds from the Equity Offering were CDN $172,511,500, and net proceeds from the Equity Offering after expenses were CDN $162,465,730.

FES Ltd is a new Bermuda corporation formed effective April 9, 2008 to act as the holding company for FES LLC and its subsidiaries. At the time of FES Ltd’s organization, 200 common shares were issued. On May 29, 2008, concurrent with the Equity Offering, the Forbes Group was reorganized, referred to herein as the Bermuda Reorganization, pursuant to which all of the members of FES LLC assigned approximately 63% of their membership interests in FES LLC to FES Ltd in exchange for 29,500,000 shares of FES Ltd’s Class B non-voting stock. Upon consummation of the Equity Offering, FES Ltd contributed $120,000,000 cash as additional capital to FES LLC and FES LLC used the funds to redeem the remaining outstanding membership interests held by those members of FES LLC other than FES Ltd. The result was that FES LLC and its subsidiaries became wholly owned subsidiaries of FES Ltd.

Contractual Obligations and Financing

The table below provides estimated timing of future payments for which we were obligated as of June 30, 2008.

	Total	1 Year or Less	2-3 Years	4-5 Years	More than 5 years
		(in thousands)
Actual
Maturities on long-term debt, including current portion	$207,365	$2,255	$2,190	$2,504	$200,416
Operating lease commitments	7,436	1,656	3,723	1,937	120
Interest on long-term debt	157,690	22,770	45,278	44,921	44,721

Total	$372,491	$26,681	$51,191	$49,362	$245,257

Seasonality

Our operations are impacted by seasonal factors. Historically, our business has been negatively impacted during the winter months due to inclement weather, fewer daylight hours, and holidays. Our well servicing rigs are mobile, and we operate a significant number of oilfield vehicles. During periods of heavy snow, ice or rain, we may not be able to move our equipment between locations, thereby reducing our ability to generate rig or truck hours. In addition, the majority of our well servicing rigs work only during daylight hours. In the winter months when daylight time becomes shorter, this reduces the amount of time that the well servicing rigs can work and, therefore, has a negative impact on total hours worked. Finally, during the fourth quarter, we historically have experienced significant slowdowns during the Thanksgiving and Christmas holiday seasons.

Critical Accounting Estimates

The preparation of our condensed combined/consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the dates of the financial statements and the reported amounts of revenue and expenses during the applicable reporting periods. On an on-going basis, management reviews its estimates, particularly those related to depreciation and amortization methods, useful lives and impairment of long-lived assets, and asset retirement obligations, using currently available information. Changes in facts and circumstances may result in revised estimates, and actual results could differ from those estimates.

Critical Accounting Policies

Principles of Consolidation

Our condensed consolidated financial statements as of and for the three and six months ended June 30, 2008 include the accounts of FES Ltd and its consolidated subsidiaries, from May 29, 2008 to June 30, 2008, and FES LLC and the consolidated subsidiaries, CCF, TES, STT and FES CAP from January 1, 2008 through May 28, 2008. All significant intercompany balances and transactions have been eliminated in the consolidation.

Principles of Combination

Our condensed combined financial statements as of and for the periods ended on or prior to December 31, 2007 include the accounts of CCF, TES, STT, and their predecessor partnerships, as they were under common management. All significant intercompany balances and transactions have been eliminated in the combination.

Revenue Recognition

Well Servicing — Well servicing consists primarily of maintenance services, workover services, completion services, plugging and abandonment services, and tubing testing. We price well servicing by the hour of service performed.

Fluid Logistics — Fluid logistics consists primarily of the sale, transportation, storage, and disposal of fluids used in drilling, production, and maintenance of oil and natural gas wells. We price fluid logistics by the job, by the hour, or by the quantities sold, disposed, or hauled.

We recognize revenue when services are performed, collection of the relevant receivables is probable, persuasive evidence of an arrangement exists, and the price is fixed or determinable.

Income Taxes

The Forbes Group was not subject to federal income tax until May 29, 2008. Prior to May 29, 2008 all income, losses, credits, and deductions of the Forbes Group were passed through to the members’ individual tax returns. Accordingly, no provision for U.S. federal income taxes is included in the accompanying condensed combined/consolidated financial statements through May 29, 2008.

As of May 29, 2008, in conjunction with the initial public offering of the FES Ltd’s common shares and the related Bermuda Reorganization, the Forbes Group became subject to U.S. federal income tax. The tax expense for the three and six months ended June 30, 2008, includes taxes in the amount of $47.6 associated with the cumulative book/tax basis differences of the Company’s assets and liabilities as of the date of the conversion to U.S. Federal taxable entity in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) SFAS No. 109 “Accounting for Income Taxes”.

In May 2006, Texas substantially revised its tax rules and imposed a new tax based on modified gross margin, beginning in 2007. The margin tax consists in general of a 1% tax on the amount by which total revenues exceed cost of goods sold, as apportioned to Texas. Pursuant to the guidance of Statement of Financial Accounting Standards (“SFAS”) SFAS No. 109, “Accounting for Income Taxes,” the Forbes Group has accounted for this tax as an income tax. Accordingly, for the period ended December 31, 2007, the Forbes Group estimated liability for this tax and recorded a current tax liability of $183,291 in accrued expenses, and a deferred tax liability of $500,000 associated with differences between financial accounting and tax bases of property and equipment. For the three months and six months ended June 30, 2008, the Forbes Group recorded an estimated current margin tax liability of $412,475. For the three months and six months ended June 30, 2007, the Forbes Group had no income tax liability because until June 29, 2007 when the predecessor partnerships were merged into CCF, TES and STT, respectively, the Forbes Group was not subject to the margin tax.

Cash and Cash Equivalents

The Forbes Group considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivable are based on earned revenues. We provide an allowance for doubtful accounts that is based on a review of outstanding receivables, historical collection information, and existing economic conditions. Delinquent receivables are written off based on individual credit evaluation and specific circumstances of the customer.

Property and Equipment

Property and equipment are recorded at cost. Improvements or betterments that extend the useful life of the assets are capitalized. Expenditures for maintenance and repairs are charged to expense when incurred. The costs of assets retired or otherwise disposed of and the related accumulated depreciation are eliminated from the accounts in the period of disposal. Gains or losses resulting from property disposals are credited or charged to operations currently. We provide for depreciation using the straight-line method over the estimated useful lives of the assets.

Impairments

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets, such as property, plant, and equipment, and finite-lived intangibles subject to amortization, are reviewed for impairment whenever, in management’s judgment, events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of such assets to estimated undiscounted future cash flows expected to be generated by the assets. Expected future cash flows and carrying values are aggregated at their lowest identifiable level. If the carrying amount of such assets exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of such assets exceeds the fair value of the assets. Assets to be disposed of would be separately presented in the combined balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and will no longer be depreciated. The assets and liabilities, if material, of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the combined balance sheet.

Estimates

The preparation of combined financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the dates of the combined financial statements and the reported amounts of revenues and expenses during the applicable reporting period. Actual results could differ from those estimates. Management believes that these estimates and assumptions provide a reasonable basis for the fair presentation of the combined financial statements.

Fair Value of Financial Instruments

The carrying value of cash, accounts receivable, accounts payable, and accrued liabilities approximates fair value due to the short maturity of these instruments. The carrying amount of the Forbes Group’s variable rate long-term debt approximates fair value because the borrowing rate is based on a variable market rate of interest. Management has determined that the difference between the historical cost of the fixed rate debt recorded in the financial statements and fair market value is immaterial.

Environmental

We are subject to extensive federal, state, and local environmental laws and regulations. These laws, which are constantly changing, regulate the discharge or release of materials into the environment and may require us to remove or mitigate the adverse environmental effects of the disposal or release of petroleum, chemical or other hazardous substances at various sites. Environmental expenditures are expensed or capitalized depending on their future economic benefit. Expenditures that relate to an existing condition caused by past operations and that have no future economic benefits are expensed. Liabilities for expenditures of a non-capital nature are recorded when environmental assessment and/or remediation is probable and the costs can be reasonably estimated. Management believes, on the basis of present, available information, that regulation of known environmental matters will not materially affect our liquidity, capital resources or combined/consolidated financial condition. However, there can be no assurances that future costs and liabilities will not be material.

Deferred Financing Costs

Deferred financing costs are amortized over the period of the loan agreement on an effective interest basis, as a component of interest expense. Additionally, the Forbes Group includes gains and losses on early extinguishment of debt as a component of interest expense.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP, and enhances disclosures about fair value measurements. SFAS No. 157 applies when other accounting pronouncements require fair value measurements; it does not require new fair value measurement. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, with early adoption encouraged. FASB Staff Position (“FSP”) 157-2 delays the effective date of SFAS No. 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value on a recurring basis (at least annually). Beginning January 1, 2008, the Forbes Group has applied the provisions of SFAS No. 157 to its financial instruments and the impact is not material. The Forbes Group is currently assessing the impact this standard will have when applied to the Forbes Group’s nonfinancial assets and liabilities and its potential impact on the Forbes Group’s consolidated financial statements (primarily asset retirement obligations and reporting units or nonfinancial assets and liabilities measured at fair value in conjunction with goodwill impairment testing).

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115. This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157. The Forbes Group adopted SFAS No. 159 beginning January 1, 2008. The Forbes Group has determined that the impact of this standard on the Forbes Group’s results of operations, cash flows, and financial position is immaterial.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations. SFAS No. 141R replaces SFAS No. 141 and addresses the recognition and accounting for identifiable assets acquired, liabilities assumed, and noncontrolling interests in business combinations. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The Forbes Group is currently assessing the impact this standard will have on the Forbes Group’s results of operations, cash flows, and financial position.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 160 addresses the accounting and reporting framework for minority interests by a parent company. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Early adoption is prohibited. The Forbes Group is currently assessing the impact this standard will have on the Forbes Group’s results of operations, cash flows, and financial position.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States. This statement shall be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The impact to the financial statements will not be material.

In April 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. 142-3, “Determining the Useful Life of Intangible Assets” (FSP 142-3). FSP 142-3 amends the factors to be considered in determining the useful life of intangible assets. Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure such asset’s fair value. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the potential impact, if any, of FSP 142-3 on its financial statements.

Subsequent Events

On July 1, 2008, our registration statement on Form S-4, as amended, to register the issuance of senior secured notes in exchange (the “Senior Secured Exchange Notes”) for the initial privately placed Senior Secured Notes became effective. We completed the exchange offer by exchanging all of the initial Senior Secured Notes with the Senior Secured Exchange Notes on July 30, 2008.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

In addition to the risks inherent in our operations, we are exposed to financial, market and economic risks. Changes in interest rates may result in changes in the fair market value of our financial instruments, interest income and interest expense. Our financial instruments that are exposed to interest rate risk are long-term borrowings. The following discussion provides information regarding our exposure to the risks of changing interest rates.

Our primary debt obligations are the outstanding senior notes and borrowings under the Credit Facility, if any. Changes in interest rates do not affect interest expense incurred on our notes as the notes bear interest at fixed rates. However, changes in interest rates would affect their fair values. In general, the fair market value of debt with a fixed interest rate will increase as interest rates fall. Conversely, the fair market value of debt will decrease as interest rates rise. A hypothetical change in interest rates of 10% relative to interest rates as of June 30, 2008 would have no impact on our interest expense for our notes.

The Credit Facility has a variable interest rate and, therefore, is subject to interest rate risk.

We have not entered into any derivative financial instrument transactions to manage or reduce market risk or for speculative purposes.

Item 4T.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2008, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were not effective. See “—Material Weaknesses” below.

Changes in Internal Control over Financial Reporting

On July 1, 2008, we substantially completed the basic conversion to a new accounting system, which is used to perform certain accounting and financial reporting functions. In connection with the system conversion, internal controls and procedures have been modified as necessary to reflect the new system environment, however, we believe our overall financial reporting controls have not changed significantly as a result solely of the conversion. Other than these changes and the remediation measures described below under “—Remediation,” no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Material Weaknesses

In connection with the preparation of the Forbes Group’s combined financial statements for the years ended December 31, 2005, 2006 and 2007, we identified control deficiencies that constitute material weaknesses in the design and operation of our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses were present at December 31, 2007 and June 30, 2008.

•

We did not maintain an appropriate accounting and financial reporting organizational structure to support the activities of the Forbes Group. Specifically, we did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training to ensure the proper selection, application and implementation of GAAP.

•

We did not maintain effective controls over the preparation and review of the combined financial statements and disclosures. Specifically, effective controls were not designed and in place around (i) the recording of period-end adjustments and accruals necessary to ensure the completeness, accuracy and valuation of the combined accounts, and (ii) the oversight and review of the combined financial statements and disclosures. This material weakness resulted in audit adjustments affecting substantially all of the financial statement accounts and disclosures of the Forbes Group’s 2005, 2006 and 2007 combined financial statements and resulted in a prior restatement of the combined statements of cash flows for the years ended December 31, 2005 and 2006.

•

We did not maintain effective controls over revenue. Specifically, we did not maintain effective controls over the cut-off and completeness of unbilled fluid logistics revenue and associated accounts receivable. This control deficiency resulted in a prior restatement of the Forbes Group’s 2005 and 2006 combined financial statements.

•

We did not maintain effective control over accounts payable. Specifically, we did not maintain effective controls over cut-off and completeness of accounts payable and associated expenses and capital expenditures.

•	We did not maintain effective control over recording of invoices to the proper accounts in the general ledger, including the determination of capital and expense items.

•

We did not maintain effective control over its “OTE” (Accounting for Out of Town Expenses) income statement account as it did not reconcile OTE reimbursement activity with the detailed supporting documentation in a timely manner.

•

We did not maintain effective control over unissued checks as there were numerous check numbers omitted from the 2008 CCF disbursements listing as a consequence of insufficient control in distributing checks in addition to lack of support for voided checks.

•

We did not maintain effective control over accrual of the liability for health insurance and workers’ compensation expense, as it did not consider all relevant information to assist it in estimating the level of accrual required relating to the incurred but not reported component of the health insurance and workers’ compensation expense.

These control deficiencies could result in a future material misstatement to substantially all the accounts and disclosures that would result in a material misstatement to the annual or interim combined financial statements that would not be prevented or detected. Accordingly, we have determined that each of the above control deficiencies represents a material weakness.

Remediation

We have implemented and continue to implement remedial measures to address these deficiencies on a going-forward basis. The actions we have taken to date include the hiring of a chief financial officer, a controller and accounting staff and the engagement of Bridgepoint Consulting LLC, a consulting firm, to assist enhancing our internal controls for the future. In addition, we recently formed an audit committee and are working to modify our business processes to include enhanced internal controls and disclosure controls and procedures. Under the guidance of Bridgepoint Consulting, management has implemented additional controls, procedures and systems to address certain of the material weakness and other control deficiencies. The Company is continuing to review the design and effectiveness of the implemented controls and procedures. There can be no assurances that the measures management has taken are adequate. If we are unable to remediate these material weaknesses, we may not be able to accurately and timely report our financial position, results of operations or cash flows.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

Except as described in this paragraph, there are no pending material legal proceedings, and the Forbes Group is not aware of any material threatened legal proceedings, to which the Forbes Group is a party or to which its property is subject, other than in the ordinary course of business. TES was named among a list of other defendants in a lawsuit filed by R&K Fabricating, Inc. on May 2, 2008 that alleges patent infringement under a patent related to portable storage tanks. Among the other defendants is the principal supplier of portable storage tanks to TES. While it is too early to determine if this lawsuit should be considered material, based on an initial review of the complaint, the Forbes Group believes that the lawsuit is without merit and intends to defend the suit vigorously. Further, the Forbes Group’s supplier has agreed to indemnify the Forbes Group with respect to tanks purchased from such supplier.

Item 1A.	Risk Factors

The following information describes certain significant risks and uncertainties inherent in our business and this offering. You should take these risks into account in evaluating us. This section does not describe all risks applicable to us, our industry or our business, and it is intended only as a summary of certain material risks. You should carefully consider such risks and uncertainties together with the other information contained in this prospectus. If any of such risks or uncertainties actually occurs, our business, financial condition or operating results could be harmed substantially and could differ materially from the plans and other forward-looking statements included in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this report.

The industry in which we operate is highly volatile, and there can be no assurance that demand for our services will be maintained at current levels.

The demand, pricing and terms for oilfield services in our existing or future service areas largely depend upon the level of exploration and development activity for both crude oil and natural gas in the United States. Oil and natural gas industry conditions are influenced by numerous factors over which we have no control, including oil and natural gas prices, expectations about future oil and natural gas prices, levels of consumer demand, the cost of exploring for, producing and delivering oil and natural gas, the expected rates of declining current production, the discovery rates of new oil and natural gas reserves, available pipeline and other oil and natural gas transportation capacity, weather conditions, political, regulatory and economic conditions, and the ability of oil and natural gas companies to raise equity capital or debt financing.

The level of activity in the oil and natural gas industry in the United States is volatile. No assurance can be given that currently favorable trends in oil and natural gas exploration and production activities will continue at their current levels. Any prolonged substantial reduction in oil and natural gas prices would likely affect oil and natural gas production levels and therefore affect the demand for drilling and well services by oil and natural gas companies. Any addition to, or elimination or curtailment of, government incentives for companies involved in the exploration for and production of oil and natural gas could have a significant effect on the oilfield services industry in the United States. Lower oil and natural gas prices could also cause our customers to seek to terminate, renegotiate or fail to honor our services contracts, affect the fair market value of our equipment fleet which in turn could trigger a write down of our assets for accounting purposes, affect our ability to retain skilled oilfield services personnel, and affect our ability to obtain access to capital to fund and grow our business. A material decline in crude oil or natural gas prices or industry activity could have a material adverse effect on our business, financial condition, results of operations and cash flows.

There is potential for excess capacity in our industry.

Because oil and natural gas prices and drilling activity have been at historically high levels, oilfield service companies have been acquiring new equipment to meet their customers’ increasing demand for services. If these levels of price and activity do not continue, there is a potential for excess capacity in the oilfield services industry. This could result in increased competition, which could lead to lower prices for and utilization of our services and could adversely affect our business.

The industry in which we operate is highly competitive.

The oilfield services industry is highly competitive and we compete with a substantial number of companies, some of which have greater technical and financial resources. Our four largest competitors are Basic Energy Services, Inc., Complete Production Services, Inc., Key Energy Services Inc. and Nabors Industries Ltd. Our ability to generate revenues and earnings depends primarily upon our ability to win bids in competitive bidding processes and to perform awarded projects within estimated times and costs. There can be no assurance that competitors will not substantially increase the resources devoted to the development and marketing of products and services that compete with ours, or that new or existing competitors will not enter the various markets in which we are active. In certain aspects of our business, we also compete with a number of small and medium-sized companies, that, like us, have certain competitive advantages such as low overhead costs and specialized regional strengths. In addition, reduced levels of activity in the oil and natural gas industry could intensify competition and the pressure on competitive pricing and may result in lower revenues or margins to us.

We anticipate having substantial capital requirements that, if not met, may slow our operations.

Our business strategy is based in part upon the continued expansion of our fleet through the purchase of new well servicing rigs, vacuum trucks, and related equipment. In order to continue to implement our business strategy, we will be required to expend substantial sums for any such purchases. We expect to pay for these capital expenditures through cash flow from operations, borrowings under the Credit Facility, short-term equipment vendor financings, and other permitted financings. To continue to fund future growth, including making additional capital expenditures to purchase additional equipment and, over the longer term, to remain competitive, we may need to obtain additional financings, some of which may be secured, and/or to raise capital through the sale of additional debt or equity securities. Our ability to obtain financing or to access the capital markets for future offerings may be limited by the restrictive covenants in our current and future debt agreements, by our future financial condition, and by adverse market conditions resulting from, among other things, general economic conditions and contingencies and uncertainties beyond our control.

The indenture governing the Senior Secured Notes and the credit agreement governing the Credit Facility impose significant operating and financial restrictions on us that may prevent us from pursuing certain business opportunities and restrict our ability to operate our business.

The indenture governing the Senior Secured Notes and the credit agreement governing the Credit Facility contain covenants that restrict our ability to take various actions, such as

•	incurring or guaranteeing additional indebtedness or issuing disqualified capital stock;

•	creating or incurring liens;

•	engaging in business other than our current business and reasonably related extensions thereof;

•	making loans and investments;

•	paying certain dividends, distributions, redeeming subordinated indebtedness or making other restricted payments;

•	incurring dividend or other payment restrictions affecting certain subsidiaries;

•	transferring or selling assets;

•	entering into transactions with affiliates;

•	making capital expenditures;

•	entering into sale/leaseback transactions; and

•	consummating a merger, consolidation or sale of all or substantially all of our assets.

In addition, the credit agreement requires us to comply with specified financial ratios, including regarding minimum availability, fixed charge coverage and similar such ratios.

Our ability to comply with these covenants will likely be affected by events beyond its control, and we cannot assure that we will satisfy those requirements.

The restrictions contained in the indenture and the credit agreement could also limit our ability to plan for or react to market conditions, meet capital needs or otherwise restrict our activities or business plans and adversely affect our ability to fund our operations, enter into acquisitions or to engage in other business activities that would be in our interest.

We are subject to the risk of technological obsolescence.

Our ability to maintain our current business and win new business will depend upon continuous improvements in operating equipment, among other things. There can be no assurance that we will be successful in our efforts in this regard or that we will have the resources available to continue to support this need to have our equipment be technologically up to date and competitive. Our failure to do so could have a material adverse effect on us. No assurances can be given that competitors will not achieve technological advantages over us.

We are highly dependent on certain of our officers and key employees.

Our success is dependent upon our key management, technical and field personnel, especially John E. Crisp, our President and Chief Executive Officer, Charles C. Forbes, our Executive Vice President and Chief Operating Officer, and L. Melvin Cooper, our Senior Vice President, Chief Financial Officer and Assistant Secretary. Any loss of the services of any one of such officers or a sufficient number of other employees could have a material adverse effect on our business and operations. Our ability to expand our services is dependent upon our ability to attract and retain additional qualified employees. The ability to secure the services of additional personnel may be constrained in times of strong industry activity.

Our customer base is concentrated within the oil and natural gas production industry and loss of a significant customer could cause our revenue to decline substantially.

We served in excess of 600 customers for the quarter ended June 30, 2008. For this same time period, our largest customer comprised approximately 8.5% of our combined revenues, our five largest customers comprised approximately 31.8% of our combined revenues, and our top ten customers comprised approximately 45.9% of our combined revenues. Although we have been continually expanding our market base and adding new customers since inception, these customers currently represent a large portion of our combined revenues. The loss of our top customer or of several of our top customers would adversely affect our revenues and results of operations. We may be able to replace customers lost with other customers, but there can be no assurance that lost revenues could be replaced in a timely manner, with the same margins or at all.

We will incur significant increased costs as a result of being obligated to comply with Canadian reporting requirements, Securities Exchange Act reporting requirements and the Sarbanes-Oxley Act and our management will be required to devote substantial time to new compliance initiatives.

The Sarbanes-Oxley Act of 2002, as well as rules subsequently implemented by the Commission have imposed various requirements on public companies, including the establishment and maintenance of effective disclosure controls and procedures, internal controls and corporate governance practices. As a result of the Equity Offering, we are also required to comply with the rules and regulations applicable to public companies in Canada and to file reports with the Canadian securities administrators. Accordingly, we will incur significant legal, accounting and other expenses that we did not incur as a private company. Our management and other personnel will need to devote a substantial amount of time and resources to comply with these requirements. These rules and regulations will increase our legal and financial compliance costs.

The Sarbanes-Oxley Act of 2002 requires, among other things, that we maintain effective internal controls for financial reporting and disclosure. In particular, we will be required to perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002. Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or significant deficiencies in addition to the ones discussed in Item 47. We expect to incur significant expense and devote substantial management effort toward ensuring compliance in particular with Section 404. Previously, we did not have an internal finance and accounting staff and hired outside consultants to prepare our financial statements. Subsequently, we have hired a chief financial officer, a controller and additional finance and accounting staff. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, if we or our independent registered public accounting firm identifies possible future deficiencies in our internal controls in addition to the ones discussed below that are deemed to be material weaknesses or if we fail to adequately address existing and future deficiencies, we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would entail expenditure of additional financial and management resources.

We face several risks relating to material weaknesses in our internal controls.

In connection with the preparation of the Forbes Group’s combined financial statements for the years ended December 31, 2005, 2006 and 2007, we identified control deficiencies that constitute material weaknesses in the design and operation of our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses were present at December 31, 2007 and June 30, 2008.

•

We did not maintain an appropriate accounting and financial reporting organizational structure to support the activities of the Forbes Group. Specifically, we did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training to ensure the proper selection, application and implementation of GAAP.

•

We did not maintain effective controls over the preparation and review of the combined financial statements and disclosures. Specifically, effective controls were not designed and in place around (i) the recording of period-end adjustments and accruals necessary to ensure the completeness, accuracy and valuation of the combined accounts, and (ii) the oversight and review of the combined financial statements and disclosures. This material weakness resulted in audit adjustments affecting substantially all of the financial statement accounts and disclosures of the Forbes Group’s 2005, 2006 and 2007 combined financial statements and resulted in a prior restatement of the combined statements of cash flows for the years ended December 31, 2005 and 2006.

•

We did not maintain effective controls over revenue. Specifically, we did not maintain effective controls over the cut-off and completeness of unbilled fluid logistics revenue and associated accounts receivable. This control deficiency resulted in a prior restatement of the Forbes Group’s 2005 and 2006 combined financial statements.

•

We did not maintain effective control over accounts payable. Specifically, we did not maintain effective controls over cut-off and completeness of accounts payable and associated expenses and capital expenditures.

•	We did not maintain effective control over recording of invoices to the proper accounts in the general ledger, including the determination of capital and expense items.

•

We did not maintain effective control over its “OTE” (Accounting for Out of Town Expenses) income statement account as it did not reconcile OTE reimbursement activity with the detailed supporting documentation in a timely manner.

•

We did not maintain effective control over unissued checks as there were numerous check numbers omitted from the 2008 CCF disbursements listing as a consequence of insufficient control in distributing checks in addition to lack of support for voided checks.

•

We did not maintain effective control over accrual of the liability for health insurance and workers’ compensation expense, as it did not consider all relevant information to assist it in estimating the level of accrual required relating to the incurred but not reported component of the health insurance and workers’ compensation expense.

These control deficiencies could result in a future material misstatement to substantially all the accounts and disclosures that would result in a material misstatement to the annual or interim combined financial statements that would not be prevented or detected. Accordingly, we have determined that each of the above control deficiencies represents a material weakness.

Internal control deficiencies could cause investors to lose confidence in our reported financial information. In addition, even if we are successful in strengthening our controls and procedures, our controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements. We can give no assurance that the measures we have taken to date, or any future measures we may take, will remediate the material weaknesses identified or that any additional material weaknesses and significant deficiencies or additional restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls.

Activity in the oilfield services industry is seasonal and may affect our revenues during certain periods.

Our operations are impacted by seasonal factors. Historically, our business has been negatively impacted during the winter months due to inclement weather, fewer daylight hours and holidays. Our well servicing rigs are mobile, and we operate a significant number of oilfield vehicles. During periods of heavy snow, ice or rain, we may not be able to move our equipment between locations, thereby reducing our ability to generate rig or truck hours. In addition, the majority of our well servicing rigs work only during daylight hours. In the winter months when daylight time becomes shorter, this reduces the amount of time that the well servicing rigs can work and therefore has a negative impact on total hours worked. Finally, during the fourth quarter, we historically have experienced significant slowdown during the Thanksgiving and Christmas holiday seasons.

We rely heavily on our suppliers and do not maintain written agreements with any such suppliers.

Our ability to compete and grow will be dependent on our access to equipment, including well servicing rigs, parts and components, among other things, at a reasonable cost and in a timely manner. We do not maintain written agreements with any of our suppliers and we are therefore dependent on the relationships we maintain with them. Failure of suppliers to deliver such equipment, parts and components at a reasonable cost and in a timely manner would be detrimental to our ability to maintain existing customers and obtain new customers. No assurance can be given that we will be successful in maintaining our required supply of such items.

We rely heavily on two suppliers for potassium chloride, a principal raw material that is critical for our operations. While the materials are generally available, if we were to have a problem sourcing raw materials or transporting these materials from one of these two vendors, our ability to provide some of our services could be limited. Alternate suppliers exist for all other raw materials. The source and supply of materials has been consistent in the past, however, in periods of high industry activity, as has been seen in recent years, periodic shortages of certain materials have been experienced and costs have been affected. We do not have contracts with, but we do maintain relationships with, a number of suppliers in an attempt to mitigate this risk. However, if current or future suppliers are unable to provide the necessary raw materials, or otherwise fail to deliver products in the quantities required, any resulting delays in the provision of services to our customers could have a material adverse effect on our business, results of operations, financial condition and cash flows.

We do not maintain written agreements with respect to some of our salt water disposal wells.

Our ability to continue to provide well maintenance services depends on our continued access to salt water disposal wells. Four of our 15 salt water disposal wells are located on the premises of third parties who have not entered into a written lease with us. We do not maintain written surface leases or right of way agreements with these third parties and we are therefore dependent on the relationships we maintain with them. Failure to maintain relationships with these third parties could impair our ability to access and maintain the applicable salt water disposal wells and any well servicing equipment located on their property. If that occurred, we would increase the levels of fluid injection at our remaining salt water disposal wells. However, our permits to inject fluid into the salt water disposal wells is subject to maximum pressure limitations and if multiple salt water disposal wells became unavailable, this might adversely impact our operations.

We extend credit to our customers which presents a risk of non-payment.

A substantial portion of our accounts receivable are with customers involved in the oil and natural gas industry, whose revenues may be affected by fluctuations in oil and natural gas prices. Collection of these receivables could be influenced by economic factors affecting this industry. We do not have significant exposure to any individual customer other than our top customer, which accounted for approximately 9.2% of the revenues for the six months ended June 30, 2008.

Due to the nature of our business, we may be subject to environmental liability.

Our business operations and ownership of real property are subject to numerous federal, state and local environmental and health and safety laws and regulations, including those relating to emissions to air, discharges to water, treatment, storage and disposal of regulated materials, and remediation of soil and groundwater contamination. The nature of our business, including operations at our current and former facilities by prior owners, lessors or operators, exposes us to risks of liability under these laws and regulations due to the production, storage, use, transportation and disposal of materials that can cause contamination or personal injury if released into the environment. Environmental laws and regulations may have a significant effect on the costs of transportation and storage of raw materials as well as the costs of the transportation, treatment, storage and disposal of wastes. We believe we are in material compliance with applicable environmental and worker health and safety requirements. However, we may incur substantial costs, including fines, damages, criminal or civil sanctions, remediation costs, or experience interruptions in our operations for violations or liabilities arising under these laws and regulations. We may have the benefit of insurance maintained by us, our customers or others. However, we may become liable for damages against which we cannot adequately insure or against which we may elect not to insure because of high costs or other reasons.

Our customers are subject to similar environmental laws and regulations, as well as limits on emissions to the air and discharges into surface and sub-surface waters. Although regulatory developments that may occur in subsequent years could have the effect of reducing industry activity, we cannot predict the nature of any new restrictions or regulations that may be imposed. We may be required to increase operating expenses or capital expenditures in order to comply with any new restrictions or regulations.

Increasing trucking regulations may increase our costs and negatively affect our results of operations.

Among the services we provide, we operate as a motor carrier and therefore are subject to regulation by the U.S. Department of Transportation and by various state agencies. These regulatory authorities exercise broad powers, governing activities such as the authorization to engage in motor carrier operations and regulatory safety. There are additional regulations specifically relating to the trucking industry, including testing and specification of equipment and product handling requirements. The trucking industry is subject to possible regulatory and legislative changes that may affect the economics of the industry by requiring changes in operating practices or by changing the demand for common or contract carrier services or the cost of providing truckload services. Some of these possible changes include increasingly stringent environmental regulations and changes in the regulations that govern the amount of time a driver may drive in any specific period, onboard black box recorder devices, or limits on vehicle weight and size.

Interstate motor carrier operations are subject to safety requirements prescribed by the U.S. Department of Transportation. To a large degree, intrastate motor carrier operations are subject to state safety regulations that mirror federal regulations. Such matters as weight and dimension of equipment are also subject to federal and state regulations.

From time to time, various legislative proposals are introduced, including proposals to increase federal, state, or local taxes, including taxes on motor fuels, that may increase our costs or adversely affect the recruitment of drivers. Management cannot predict whether, or in what form, any increase in such taxes applicable to us will be enacted. We may be required to increase operating expenses or capital expenditures in order to comply with any new restrictions or regulations.

We are subject to extensive additional governmental regulation.

In addition to environmental and trucking regulations, our operations are subject to a variety of other United States federal, state and local laws, regulations and guidelines, including laws and regulations relating to health and safety, the conduct of operations, and the manufacture, management, transportation, storage and disposal of certain materials used in our operations. We believe that we are in compliance with such laws, regulations and guidelines. Although we continue to enhance our infrastructure, we have invested financial and managerial resources to comply with applicable laws, regulations and guidelines and will continue to do so in the future. Although regulatory expenditures have not, historically, been material to us, such laws, regulations and guidelines are subject to change. Accordingly, it is impossible for us to predict the cost or effect of such laws, regulations or guidelines on our future operations.

Our operations are inherently risky, and insurance may not always be available in amounts sufficient to fully protect us.

We have an insurance and risk management program in place to protect our assets, operations and employees. We also have programs in place to address compliance with current safety and regulatory standards. However, our operations are subject to risks inherent in the oilfield services industry, such as equipment defects, malfunctions, failures, accidents and natural disasters. In addition, hazards such as unusual or unexpected geological formations, pressures, blow-outs, fires or other conditions may be encountered in drilling and servicing wells, as well as the transportation of fluids and company assets between locations. These risks and hazards could expose us to substantial liability for personal injury, loss of life, business interruption, property damage or destruction, pollution and other environmental damages.

Although we have obtained insurance against certain of these risks, such insurance is subject to coverage limits and exclusions and may not be available for the risks and hazards to which we are exposed. In addition, no assurance can be given that such insurance will be adequate to cover our liabilities or will be generally available in the future or, if available, that premiums will be commercially justifiable. If we were to incur substantial liability and such damages were not covered by insurance or were in excess of policy limits, or if we were to incur such liability at a time when we are not able to obtain liability insurance, our business, results of operations and financial condition could be materially adversely affected.

The market for oil and natural gas may be adversely affected by global demands to curtail use of such fuels.

Fuel conservation measures, alternative fuel requirements, increasing consumer demand for alternatives to oil and natural gas, and technological advances in fuel economy and energy generation devices could reduce the demand for oil and other liquid hydrocarbons. We cannot predict the effect of changing demand for oil and natural gas products, and any major changes may have a material adverse effect on our business, financial condition, results of operations and cash flows.

We cannot predict how an exit by any of our principal equity investors could affect our operations or business.

John E. Crisp, Charles C. Forbes and Janet L. Forbes each directly own a 16.3% equity interest in us. Our principal equity investors may transfer their interests in us or engage in other business combination transactions with a third party that could result in a change in ownership or a change of control of us. Any transfer of an equity interest in us or a change of control could affect our governance. We cannot be certain that our equity investors will not sell, transfer or otherwise modify their ownership interest in us, whether in transactions involving third parties or other investors, nor can we predict how a change of equity investors or change of control would affect our operations or business.

Our principal equity investors control important decisions affecting our governance and our operations, and their interests may differ from those of the other stockholders and noteholders.

Circumstances may arise in which the interests of our principal equity investors could be in conflict with those of the other stockholders and/or noteholders. In particular, our principal equity investors may have an interest in pursuing certain strategies or transactions that, in their judgment, enhance the value of their investment in us even though these strategies or transactions may involve risks to noteholders. Further conflicts of interest may arise between noteholders and our principal equity investors when we are faced with decisions that could have different implications for noteholders and our principal equity investors, including financial budgets, potential competition, the issuance or disposition of securities, the payment of distributions by us, regulatory and legal positions and other matters. Because our principal equity investors control us, these conflicts may be resolved in a manner adverse to, or that imposes more risks on, the noteholders.

In addition, conflicts of interest may arise between us and one or more of our principal equity investors when we are faced with decisions that could have different implications for us and our principal equity investors. Although the bye-laws of FES Ltd provide certain procedural protections and require that any business combination (as defined therein) between us and an interested shareholder (as defined therein) be approved by the board of directors and sixty-six and two-thirds percent of the outstanding voting shares of FES Ltd, this does not address all conflicts of interest that may arise. For example, our principle equity investors and their affiliates are not prohibited from competing with us. Because our principal equity investors control us, conflicts of interest arising because of competition between us and a principal equity investor could be resolved in a manner adverse to us. It is possible that there will be situations where our principal equity investors’ interests are in conflict with our interests, and our principal equity investors acting through the Board of Directors or through our executive officers could resolve these conflicts in a manner adverse to us.

Future legal proceedings could adversely affect us and our operations.

Given the nature of our business, we are involved in litigation from time to time in the ordinary course of business. Although, except as set forth under “Part II. Item 1. Legal Proceedings,” we are not presently a party to any material legal proceedings, legal proceedings could be filed against us in the future. No assurance can be given as to the final outcome of any legal proceedings or that the ultimate resolution of any legal proceedings will not have a material adverse effect on us.

We may not be able to fully integrate future acquisitions.

We may undertake future acquisitions of businesses and assets in the ordinary course of business. Achieving the benefits of acquisitions depends in part on having the acquired assets perform as expected, successfully consolidating functions, retaining key employees and customer relationships, and integrating operations and procedures in a timely and efficient manner. Such integration may require substantial management effort, time and resources and may divert management’s focus from other strategic opportunities and operational matters, and ultimately we may fail to realize anticipated benefits of acquisitions.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On May 29, 2008, FES Ltd completed its Canadian initial public offering and simultaneous U.S. private placement under Rule 501(a) of Regulation D of its common shares (the “Equity Offering”). The Equity Offering was underwritten by Paradigm Capital Inc., Cormark Securities Inc. and Raymond James Ltd. (the “Agents”). In the Equity Offering, FES Ltd sold 24,644,500 common shares for CDN $7.00 per share and the common shares are listed on the Toronto Stock Exchange. Gross proceeds from the Equity Offering were CDN $172,511,500, and net proceeds from the Equity Offering after expenses were CDN $162,465,730.

FES Ltd is a new Bermuda corporation formed effective April 9, 2008 to act as the holding company for FES LLC and its subsidiaries. At the time of FES Ltd’s organization, 200 common shares were issued. On May 29, 2008, in conjunction with the Equity Offering, the Forbes Group was reorganized, referred to herein as the Bermuda Reorganization, pursuant to which all of the members of FES LLC assigned approximately 63% of their membership interests in FES LLC to FES Ltd in exchange for 29,500,000 shares of FES

Ltd’s Class B non-voting stock. Upon consummation of the Equity Offering, FES Ltd contributed $120,000,000 cash as additional capital to FES LLC and FES LLC used the funds to redeem the remaining outstanding membership interests held by those members of FES LLC other than FES Ltd. The result was that FES LLC and its subsidiaries became wholly owned subsidiaries of FES Ltd.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to Vote of Security Holders

None.

Item 5.	Other Information

On April 10, 2008, we entered into a credit agreement with Citibank, N.A. establishing the Credit Facility.

On July 1, 2008, our registration statement on Form S-4, as amended, to register the Senior Secured Exchange Notes for the initial privately placed Senior Secured Notes became effective. We completed the exchange offer by exchanging all of the initial Senior Secured Notes with the Senior Secured Exchange Notes on July 30, 2008.

Item 6.	Exhibits

Number		Description of Exhibits

2.1	—	Agreement and Plan of Reorganization effective January 1, 2008 among Forbes Energy Services LLC and the respective members of C.C. Forbes, LLC, TX Energy Services, LLC and Superior Tubing Testers, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

2.2	—	Agreement and Plan of Reorganization effective May 29, 2008 among Forbes Energy Services Ltd. and the members of Forbes Energy Services LLC (incorporated by reference to Exhibit 2.2 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

3.1	—	Memorandum of Association of Forbes Energy Services Ltd. (incorporated by reference to Exhibit 3.11 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

3.2	—	Amended and Restated Bye-laws of Forbes Energy Services Ltd. (incorporated by reference to Exhibit 3.12 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

4.1	—	Indenture, dated February 12, 2008 among Forbes Energy Services LLC and Forbes Energy Capital Inc., as issuers, the guarantors party thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

4.2*	—	Supplemental Indenture, dated May 29, 2008 among Forbes Energy Services Ltd., Forbes Energy Services LLC, Forbes Energy Capital Inc., the other Guarantors (as defined in the Indenture referred to therein) and Wells Fargo Bank, National Association, as trustee.

4.3*	—	Notation of Guarantee, dated May 29, 2008 from Forbes Energy Services Ltd.

4.4	—	Registration Rights Agreement, dated as of February 7, 2008, among Jefferies & Company, Inc., Forbes Energy Services Inc., Forbes Energy Capital Inc. and the guarantors party thereto (incorporated by reference to Exhibit 4.2 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

4.5	—	Specimen 144A Global 11% Senior Secured Exchange Note due 2015 (incorporated by reference to Exhibit 4.5 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

4.6	—	Rights Agreement effective May 19, 2008 between Forbes Energy Services Ltd. and CIBC Mellon Trust Company, as Rights Agent, which includes as Exhibit A the Certificate of Designations of Series A Junior Participating Preferred Shares, as Exhibit B the form of Right Certificate and as Exhibit C the form of Summary of Rights to Purchase Shares (incorporated by reference to Exhibit 4.8 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

10.1	—	Credit Agreement dated April 10, 2008 among C.C. Forbes, LLC, TX Energy Services, LLC and Superior Tubing Testers, LLC, as borrowers, Forbes Energy Services LLC, as guarantor, and Citibank, N.A., as lender, governing the Credit Facility (incorporated by reference to Exhibit 4.6 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

10.2	—	Intercreditor Agreement dated April 10, 2008 among C.C. Forbes, LLC, TX Energy Services, LLC, Superior Tubing Testers, LLC, as borrowers, Forbes Energy Services LLC and Forbes Energy Capital Inc., as issuers, Citibank, N.A. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.7 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

10.3	—	Forbes Energy Services Ltd. Incentive Compensation Plan effective May 19, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

10.4	—	Employment Agreement effective May 1, 2008 by and between John E. Crisp and Forbes Energy Services LLC (incorporated by reference to Exhibit 10.2 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

10.5	—	Employment Agreement effective May 1, 2008 by and between Charles C. Forbes and Forbes Energy Services LLC (incorporated by reference to Exhibit 10.3 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

10.6	—	Employment Agreement effective May 1, 2008 by and between L. Melvin Cooper and Forbes Energy Services LLC (incorporated by reference to Exhibit 10.4 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

10.7	—	Form of Indemnification Agreement for directors, officers and key employees (incorporated by reference to Exhibit 10.5 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

10.8	—	Form of Executive Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

10.9	—	Form of Director Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

31.1*	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2*	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1*	—	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	—	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORBES ENERGY SERVICES Ltd.

August 15, 2008	By:	/s/ John E. Crisp
John E. Crisp Chairman, Chief Executive Officer and President (Principal Executive Officer)

August 15, 2008	By:	/s/ L. Melvin Cooper
L. Melvin Cooper Senior Vice President, Chief Financial Officer and Assistant Secretary (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Number		Description of Exhibits

2.1	—	Agreement and Plan of Reorganization effective January 1, 2008 among Forbes Energy Services LLC and the respective members of C.C. Forbes, LLC, TX Energy Services, LLC and Superior Tubing Testers, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

2.2	—	Agreement and Plan of Reorganization effective May 29, 2008 among Forbes Energy Services Ltd. and the members of Forbes Energy Services LLC (incorporated by reference to Exhibit 2.2 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

3.1	—	Memorandum of Association of Forbes Energy Services Ltd. (incorporated by reference to Exhibit 3.11 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

3.1	—	Amended and Restated Bye-laws of Forbes Energy Services Ltd. (incorporated by reference to Exhibit 3.12 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

4.1	—	Indenture, dated February 12, 2008 among Forbes Energy Services LLC and Forbes Energy Capital Inc., as issuers, the guarantors party thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

4.2*	—	Supplemental Indenture, dated May 29, 2008 among Forbes Energy Services Ltd., Forbes Energy Services LLC, Forbes Energy Capital Inc., the other Guarantors (as defined in the Indenture referred to therein) and Wells Fargo Bank, National Association, as trustee.

4.3*	—	Notation of Guarantee, dated May 29, 2008 from Forbes Energy Services Ltd.

4.4	—	Registration Rights Agreement, dated as of February 7, 2008, among Jefferies & Company, Inc., Forbes Energy Services Inc., Forbes Energy Capital Inc. and the guarantors party thereto (incorporated by reference to Exhibit 4.2 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

4.5	—	Specimen 144A Global 11% Senior Secured Exchange Note due 2015 (incorporated by reference to Exhibit 4.5 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

4.6	—	Rights Agreement effective May 19, 2008 between Forbes Energy Services Ltd. and CIBC Mellon Trust Company, as Rights Agent, which includes as Exhibit A the Certificate of Designations of Series A Junior Participating Preferred Shares, as Exhibit B the form of Right Certificate and as Exhibit C the form of Summary of Rights to Purchase Shares (incorporated by reference to Exhibit 4.8 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

10.1	—	Credit Agreement dated April 10, 2008 among C.C. Forbes, LLC, TX Energy Services, LLC and Superior Tubing Testers, LLC, as borrowers, Forbes Energy Services LLC, as guarantor, and Citibank, N.A., as lender, governing the Credit Facility (incorporated by reference to Exhibit 4.6 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

10.2	—	Intercreditor Agreement dated April 10, 2008 among C.C. Forbes, LLC, TX Energy Services, LLC, Superior Tubing Testers, LLC, as borrowers, Forbes Energy Services LLC and Forbes Energy Capital Inc., as issuers, Citibank, N.A. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.7 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

10.3	—	Forbes Energy Services Ltd. Incentive Compensation Plan effective May 19, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

10.4	—	Employment Agreement effective May 1, 2008 by and between John E. Crisp and Forbes Energy Services LLC (incorporated by reference to Exhibit 10.2 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

10.5	—	Employment Agreement effective May 1, 2008 by and between Charles C. Forbes and Forbes Energy Services LLC (incorporated by reference to Exhibit 10.3 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

10.6	—	Employment Agreement effective May 1, 2008 by and between L. Melvin Cooper and Forbes Energy Services LLC (incorporated by reference to Exhibit 10.4 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

10.7	—	Form of Indemnification Agreement for directors, officers and key employees (incorporated by reference to Exhibit 10.5 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

10.8	—	Form of Executive Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

10.9	—	Form of Director Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

31.1*	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2*	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1*	—	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	—	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.