Form 10-K/A
period 2008-12-31
Forbes Energy Services Ltd.
filed 2009-04-30
CIK 1434842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K/A

(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-150853-4

Forbes Energy Services Ltd.

(Exact name of registrant as specified in its charter)

Bermuda	98-0581100
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3000 South Business Highway 281 Alice, Texas	78332
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

(361) 664-0549

Securities registered pursuant to Section 12(b) or Section 12(g) of the Act:

None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☐ Large Accelerated Filer	☐ Accelerated Filer
☒ Non-Accelerated Filer	☐ Smaller Reporting Company

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

At April 15, 2009, there were 32,611,000 common shares outstanding and 29,500,000 Class B non-voting shares outstanding.

The Registrant hereby amends the following items of its Form 10-K for the fiscal year ended December 31, 2008 filed with the Securities and Exchange Commission on March 31, 2009. No other information in our originally filed Form 10-K is amended hereby. Defined terms used but not defined herein shall have the meaning ascribed to such terms in the Form 10-K as originally filed.

Item 10.	Directors, Executive Officers and Corporate Governance

The following table sets out information for each of our directors and executive officers.

Name	Age	Position
John E. Crisp	47	Chairman of the Board, President and Chief Executive Officer
Charles C. Forbes	55	Executive Vice President, Chief Operating Officer and Director
L. Melvin Cooper	55	Senior Vice President, Chief Financial Officer and Assistant Secretary
Dale W. Bossert	64	Director
Travis H. Burris	47	Director
Janet L. Forbes	54	Director
William W. Sherrill	82	Director

The following are brief biographies of each of our executive officers and directors, including a description of their present occupations and their principal occupations during the last five years.

Executive Officers

John E. Crisp, Chairman of the Board, President and Chief Executive Officer

Mr. Crisp is our President and Chief Executive Officer and was appointed to such offices and elected as a director and Chairman of the Board upon Forbes Energy Services Ltd.’s formation effective April 11, 2008, and since the Delaware Reorganization effective January 1, 2008, has been the Chairman of the Board, President and Chief Executive Officer of Forbes Energy Services LLC. Prior to the Delaware Reorganization, Mr. Crisp was a founding partner of the Forbes Group and Director of Operations of TX Energy Services since 2003. Prior to founding the Forbes Group, Mr. Crisp was a Division Manager at Key Energy from 1998 to 2003. Key Energy acquired Dawson Production Services shortly after Dawson acquired Hellums Services, Inc. in 1998. Mr. Crisp became a partner of Hellums in 1995, after serving as their Equipment and Safety Manager from 1990, and served in the same capacity until it was sold to Dawson in 1998, at which time Mr. Crisp was serving as a district manager. Mr. Crisp started in the energy industry in 1978, working as an equipment operator. Mr. Crisp has over 29 years of oilfield services industry experience and has twice before founded, built and later sold oilfield service businesses.

Charles C. Forbes, Executive Vice President, Chief Operating Officer and Director

Mr. Forbes is our Executive Vice President and Chief Operating Officer and was appointed to such offices and elected a director upon Forbes Energy Services Ltd.’s formation effective April 11, 2008, and since the Delaware Reorganization effective January 1, 2008, has been a director and Executive Vice President and Chief Operating Officer of Forbes Energy Services LLC. Prior to the Delaware Reorganization, Mr. Forbes was a founding partner of the Forbes Group and Director of Operations of C.C. Forbes since 2003. Mr. Forbes founded Forbes Oil & Gas Company, an independent exploration and production company, in the mid-1980s which he continues to operate. From 1998 to 2003, Mr. Forbes served as a consultant to various independent oilfield services companies in South Texas. Mr. Forbes started in the oilfield with Otis Engineering doing workover and wireline work. Mr. Forbes purchased Hellums Services, Inc. in 1995, which was acquired by Dawson Production Services in 1998. Mr. Forbes started O.K. Well Service in 1978, with three rigs and sold it to Pride Petroleum Services in 1990, when such company had 22 workover rigs, 12 swabbing rigs and 6 winch trucks with approximately 145 employees. Mr. Forbes managed the operations of oil and natural gas leases from 1980 thru 2006 and various salt water disposal wells from 1980 thru 2006. Mr. Forbes has over 34 years of oilfield services industry experience and has founded, built and later sold oilfield services businesses for the past 17 years.

L. Melvin Cooper, Senior Vice President, Chief Financial Officer and Assistant Secretary

Mr. Cooper is our Senior Vice President, Chief Financial Officer and Assistant Secretary and was appointed to such offices upon Forbes Energy Services Ltd.’s formation effective April 11, 2008, and since the Delaware Reorganization effective January 1, 2008, has been the Senior Vice President, Chief Financial Officer and Secretary of Forbes Energy Services LLC. Prior to the

Delaware Reorganization, Mr. Cooper was Senior Vice President & Chief Financial Officer of the Forbes Group from June 2007. From January to June, 2007, he served as Senior Vice President and Chief Financial Officer of Cude Oilfield Contractors, Inc., an oilfield construction company. From September 2004 to January 2007, Mr. Cooper served as President of SpectraSource Company, a supplier of products and services to the new home building industry. From April 2000 to September 2004, Mr. Cooper served as President and Chief Executive Officer of Cerqa, the supply chain management division of Nationwide Graphics, Inc., a national printing and supply chain management company where Mr. Cooper served as Senior Vice President and Chief Financial Officer. Mr. Cooper has also served as Chief Financial Officer of private and public companies involved in scrap metal recycling, manufacturing, water purification, natural gas marketing, and drilling fluids. Mr. Cooper earned a degree in accounting from Texas A & I University in 1975. Mr. Cooper is a Certified Public Accountant.

Directors

In addition to Messrs. Crisp and Forbes, the following individuals are our directors.

Dale W. Bossert

Mr. Bossert was elected as a director upon Forbes Energy Services Ltd.’s formation effective April 11, 2008, and has served as a director of Forbes Energy Services LLC since March 20, 2008. Mr. Bossert has been the Chairman of the Board and a director of Turnkey E&P Inc. since July 16, 2007. Prior to that date, he was the President and Chief Executive Officer of Turnkey E&P Inc. for three years, and prior to that was President of DWB Oil and Gas Consulting Ltd. for four years. Mr. Bossert has approximately 40 years of experience in the upstream oil and natural gas industry and has held various positions with Amoco Corporation in Calgary, Alberta, and Chicago, Illinois, and with Union Pacific Resources Company in Calgary, Alberta, Denver, Colorado, and Fort Worth, Texas. Mr. Bossert has worked for or acted as a consultant to a number of U.S. based energy companies, including Celsius Energy Company, Chesapeake Energy Corp. and Bass Enterprises.

Travis H. Burris

Mr. Burris was elected as a director upon Forbes Energy Services Ltd.’s formation effective April 11, 2008, and since the Delaware Reorganization effective January 1, 2008, has served as a director of Forbes Energy Services LLC. Mr. Burris has been President, Chief Executive Officer and a director of Texas Champion Bank since 1987. Mr. Burris received a BBA degree in Finance from Texas A & M University.

Janet L. Forbes

Ms. Forbes was elected as a director upon Forbes Energy Services Ltd.’s formation effective April 11, 2008, and since the Delaware Reorganization effective January 1, 2008, has served as a director of Forbes Energy Services LLC. Ms. Forbes was a founding investor in the Forbes Group. Ms. Forbes was a partner and Chief Financial Officer of O.K. Well Service from 1978 until it was sold to Pride Petroleum Services in 1990. When such company was sold, it had 22 workover rigs, 12 swabbing rigs and 6 winch trucks with approximately 145 employees. Ms. Forbes has been the Managing Director and owner of CJC Ventures, LLC, a salon company, since January 2007. Prior to that time, Ms. Forbes was a private investor.

William W. Sherrill

Mr. Sherrill was elected as a director upon Forbes Energy Services Ltd.’s formation effective April 11, 2008, and since the Delaware Reorganization effective January 1, 2008, has served as a director of Forbes Energy Services LLC. Mr. Sherrill has extensive experience in both operations and finance. In addition to his active business interests, Mr. Sherrill has taught Entrepreneurship as an Executive Professor at the University of Houston’s Bauer College of Business Administration since September 1990 and has been Chairman of the Center for Entrepreneurship and Innovation at that university since September 1993, which recently ranked second in the nation among similar programs at other universities. Mr. Sherrill is also an Adjunct Professor at the Cullen College of Engineering. Mr. Sherrill was President of Associates Company of North America. Mr. Sherrill has served as a director of Gulf and Western and Dasa Company. In addition, Mr. Sherrill was a director of the Federal Deposit Insurance Corporation, a Commissioner to the United Nations Commission for UNESCO (the United Nations Educational, Scientific and Cultural Organization), a Governor of the Federal Reserve System in Washington D.C., Treasurer of the City of Houston, President of a commercial bank, Executive Vice President of a savings and loan association, and President of a federal credit union. Mr. Sherrill holds an MBA from Harvard Graduate School of Business Administration, with Distinction in Finance and Manufacturing.

Corporate Governance

Our Board of Directors has the implemented the corporate governance initiatives below consistent with the Sarbanes-Oxley Act of 2002 and has adopted corporate governance guidelines. Our corporate governance guidelines address various topics, including:

•	responsibilities and duties of our Board of Directors;

•	composition of our Board of Directors, including criteria for remaining a director;

•	compensation of our Board of Directors;

•	the audit committee of our Board of Directors;

•	the relationship of our Board of Directors to management; and

•	director orientation and continuing education.

Our Board of Directors will continue to evaluate, and improve upon as appropriate, our corporate governance principles and policies on a going-forward basis.

In connection with the Delaware Reorganization, our Board of Directors and audit committee adopted a code of business conduct and ethics that applies to our directors and officers, which addresses various topics, including:

•	compliance with laws, rules and regulations;

•	competition and fair dealing;

•	protection and proper use of company assets;

•	corporate opportunities;

•	conflicts of interest;

•	confidentiality;

•	insider trading; and

•	record keeping and public disclosure obligations.

This code of business conduct and ethics is available on the Investor Relations section of our website at http://www.forbesenergyservices.com.

Board of Directors

Our Bye-laws provide for a Board of Directors consisting of six directors, which is the current number of directors we have. Our Board of Directors has had six meetings since the inception of the Company, conducting all other business to date by unanimous written consent. The Board of Directors intends to meet at least quarterly every year.

The Board of Directors has determined that Dale W. Bossert, Travis H. Burris, Janet L. Forbes and William W. Sherrill are independent directors as that term is defined under U.S. securities laws.

Committees of the Board of Directors

The Board of Directors has established three board committees: the audit committee, the compensation committee, and the nominating and corporate governance committee. The information below summarizes the functions of each of the committees in accordance with their charters.

Audit Committee

The audit committee has been structured to comply with the requirements of Multilateral Instrument 52-110—Audit Committees of the Canadian Securities Administrators (“MI 52-110”) and the equivalent requirements under U.S. federal securities laws. The Board of Directors has determined that the audit committee members have the appropriate level of financial understanding and industry specific knowledge to be able to perform the duties of the position and in particular are financially literate as defined in MI 52-110 and the equivalent provisions of the U.S. federal securities laws.

The audit committee, as permitted by, and in accordance with, the requirements of the CAB and Forbes Energy Services Ltd.’s articles and Bye-laws and any legal or regulatory authority having jurisdiction, is responsible to periodically assess the adequacy of procedures for the public disclosure of financial information and review on behalf of the Board of Directors, and report to the Board of Directors, the results of its review and its recommendation regarding all material matters of a financial reporting and audit nature, including, but not limited to, the following main subject areas:

•	financial statements, including management’s discussion and analysis thereof;

•	financial information in any annual information form, management proxy circular, prospectus or other offering document, material change report, or business acquisition report;

•	reports to shareholders and others;

•	press releases regarding annual and interim financial results or containing earnings guidance;

•	internal controls;

•	audits and reviews of financial statements of us and our subsidiaries; and

•	filings with securities regulators containing financial information.

The audit committee is responsible to ensure satisfactory procedures for receipt, retention, and treatment of complaints and for the confidential, anonymous submission by employees regarding any accounting, internal accounting controls or auditing matters. The Board of Directors is informed of the audit committee’s activities by a report delivered at each regular meeting of the Board of Directors.

The audit committee is responsible to recommend the appointment and compensation of the independent registered public accounting firm annually and to review and evaluate the external auditor. Once appointed by the shareholders, the external auditor reports directly to the audit committee. The audit committee is responsible to review and approve our hiring policies regarding current and former partners and employees of the external auditor. In addition, the audit committee is responsible to pre-approve non-audit services undertaken by the external auditor.

The audit committee has direct responsibility for overseeing the work of the external auditor engaged for the purpose of preparing or issuing an auditor’s report or performing other audit, review or attest services, including the resolution of disagreements between the external auditor and management.

The audit committee meets at least once per financial quarter to fulfill its responsibilities under its charter. The audit committee is comprised of Dale W. Bossert, Travis H. Burris, and William W. Sherrill, each of whom is independent and financially literate as required by MI 52-110. Mr. Sherrill is the chair of the audit committee. Our audit committee meets at least quarterly in connection with the review of our quarterly and annual financial statements every year.

Compensation Committee

The compensation committee’s role is to assist the Board of Directors in fulfilling its responsibilities relating to matters of human resources and compensation, including equity compensation, and to establish a plan of continuity and development for our senior management. The compensation committee also reviews and recommends to the Board of Directors a comprehensive statement of compensation philosophy, strategy and principles for our executives, and periodically evaluates our compensation and benefits program in accordance with such statement. The compensation committee reviews and makes recommendations to the Board of Directors regarding all new employment, consulting, retirement, and severance agreements and arrangements proposed for our executives, and evaluates existing agreements with our executives, including the Chief Executive Officer, and with our directors.

The compensation committee is comprised of Dale W. Bossert, Travis H. Burris, and William W. Sherrill. Mr. Burris is the chair of the compensation committee. Since our inception, our compensation committee has had one meeting. The compensation committee meets as necessary.

Nominating and Corporate Governance Committee

The nominating and corporate governance committee’s charter provides that the responsibilities of such committee include:

•	establishing and reviewing member characteristics for the Board of Directors;

•	evaluating, identifying and recommending nominees to the Board of Directors;

•	monitoring and reviewing the education and development of members of the Board of Directors;

•	recommending directors to serve as committee members and chairs;

•	reviewing and developing corporate governance guidelines, policies and procedures for the Board of Directors;

•	establishing and implementing evaluation processes for the Board of Directors, committees and chairs;

•	establishing procedures for the engagement of independent counsel by a director;

•	reviewing disclosure by us of matters within the committee’s mandate; and

•	reviewing and evaluating the committee’s charter and efficacy.

The nominating and corporate governance committee is comprised of Dale W. Bossert, Travis H. Burris, and William W. Sherrill. Mr. Bossert is the chair of the nominating and corporate governance committee. Since our inception, our nominating and corporate governance committee has met once. The nominating and corporate governance committee meets at least annually, and otherwise as necessary.

Indemnification of Directors and Officers

Section 98 of the CAB provides generally that a Bermuda company may indemnify its directors, officers, and auditors against any liability that by virtue of any rule of law would otherwise be imposed on them in respect of any negligence, default, breach of duty, or breach of trust, except in cases where such liability arises from fraud or dishonesty of which such director, officer, or auditor may be guilty in relation to such company. Section 98 further provides that a Bermuda company may indemnify its directors, officers, and auditors against any liability incurred by them in defending any proceedings, whether civil or criminal, in which judgment is awarded in their favor or in which they are acquitted or granted relief by the Supreme Court of Bermuda pursuant to section 281 of the CAB.

Forbes Energy Services Ltd. has adopted provisions in its Bye-laws that provide that it shall indemnify its officers and directors in respect of their actions and omissions, except in respect of their fraud or dishonesty. The Bye-laws provide that the shareholders waive all claims or rights of action that they might have, individually or on our behalf, against each of our directors or officers for any act or failure to act in the performance of such director’s or officer’s duties, except in respect of any fraud or dishonesty of such director or officer. The CAB permits us to purchase and maintain insurance for the benefit of any officer or director in respect of any loss or liability attaching to him or her in respect of any negligence, default, breach of duty, or breach of trust, whether or not we may otherwise indemnify such officer or director. We have purchased and maintain a directors’ and officers’ liability policy for such a purpose.

The limited liability company agreement of Forbes Energy Services LLC provides its officers and directors with the maximum indemnification provisions permitted under Delaware law. Section 108 of the Delaware Limited Liability Company Law, or Delaware law, empowers a Delaware limited liability company to indemnify any member or manager or other person from and against any and all claims and demands whatsoever. In addition, Delaware case law provides broad discretion to a limited liability company to provide advancement or insurance in respect of such indemnification.

Directors’ and Officers’ Liability Insurance and Indemnification

We have a directors’ and officers’ liability insurance policy that covers indemnification of directors and officers and individual directors and officers in certain circumstances. The policy has a $5 million coverage limit and indemnification deductibles apply. In addition, both Forbes Energy Services Ltd. and Forbes Energy Services LLC have entered into indemnification agreements with each of their respective directors and officers for liabilities and costs in respect of any action or suit against them in connection with the execution of their duties, subject to customary limitations prescribed by applicable law. These agreements, among other things, would indemnify such directors and officers for certain expenses (including advancing expenses for attorneys’ fees), judgments, fines and settlement amounts incurred by any such person in any action or proceeding, including any action by us or on our behalf, arising out of such person’s services as a director or officer of us, any subsidiary of ours or any other company or enterprise to which the person provides services at our request.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

In connection with our Bermuda reorganization and Canadian initial public offering, in May 2008 we entered into employment agreements with each of our Named Executive Officers (as defined below). The compensation committee was involved in this process and considered the following factors in setting compensation levels, including base salary, potential bonus and option awards, for each of the Named Executive Officers:

•	The roles of Messrs. Forbes and Crisp in launching each of our current lines of business;

•	The roles of Messrs. Forbes and Crisp in developing and growing each of our current lines of business to our current levels;

•

The roles of Messrs. Forbes and Crisp in creating a business model that allows us to differentiate ourselves from competitors in the marketplace through newer equipment, enhanced customer service and safety for employees;

•	The roles of Messrs. Forbes, Crisp and Cooper in completing our most recent, significant business transactions including:

•	The reorganization of our predecessor companies from limited partnerships into limited liability companies in June 2007;

•	The reorganization of the limited liability companies under a Delaware holding company in January 2008;

•	Our private placement of $205 million in 11% senior secured notes in a 144A transaction in February 2008;

•	The reorganization of our companies under our Bermuda holding company in May 2008; and

•	Our May 2008 Canadian initial public offering and related U.S. private placement of common shares for aggregate gross proceeds of approximately $172 million.

Our compensation committee has not completed a review of the compensation of our Named Executive Officers since May 2008. Recently, as a result of the current economic downturn, Messrs. Forbes, Crisp and Cooper agreed to reductions in their respective base salaries.

Messrs. Crisp and Forbes did not receive bonus payments for 2008. Mr. Cooper received a bonus for 2008 in an amount that was determined in connection with his employment agreement. He has not received any other payments.

Option-Based Awards

In connection with the employment agreements described above, at the time of the Initial Equity Offering, each of the Named Executive Officers were granted an option to purchase 450,000 common shares at an exercise price of CDN$7.00 per share, the price at which common shares were sold in the Initial Equity Offering. This grant was commensurate with the factors considered by the compensation committee described in the preceding section.

Summary Compensation Table

The following table sets forth all compensation paid, payable, awarded, granted, given, or otherwise provided, directly or indirectly, by Forbes Energy Services Ltd. or a subsidiary thereof, in U.S. dollars, to the individuals who were, at December 31, 2008, the Chief Executive Officer, the Chief Financial Officer and the next three most highly compensated executive officers whose total compensation was, individually, more than $150,000, and such other individuals as required (collectively, the “Named Executive Officers”) of the Company. The currency of compensation awarded, earned, paid or payable is in U.S. dollars.

Name and principal position	Year	Salary ($)		Share- based awards ($)	Option- based awards ($)		Non-equity incentive plan compensation ($)		Pension value ($)	All other compensation ($)		Total compensation ($)
							Annual incentive plans	Long-term incentive plans
John E. Crisp President & Chief Executive Officer(1)	2008	$500,019	(2)	—	$235,559	(3)	$—	—		$18,000	(4)	$753,578

Charles C. Forbes Executive Vice President & Chief Operating Officer	2008	500,019	(2)	—	235,559	(3)	—	—		18,000	(4)	753,578

L. Melvin Cooper Senior Vice President & Chief Financial Officer	2008	200,000		—	235,559	(3)	250,000	—		18,000	(4)	703,559

(1)	Prior to June 1, 2007, Mr. Crisp also performed the functions of Chief Financial Officer. Mr. Cooper was appointed Chief Financial Officer on June 1, 2007. All of the named executive officers were employed by the Forbes Group prior to the Delaware Reorganization and the Bermuda Reorganization.
(2)	Pursuant to the Bermuda Reorganization, Messrs. Crisp and Forbes received equity interests in us in exchange for 63% of their respective equity interests in Forbes Energy Services LLC. In addition, they have received payments indirectly from us as a result of the transactions described under Item 13 of this Form 10-K/A. Finally, as owners of the member entities of the Forbes Group, Messrs. Crisp and Forbes received cash distributions from the Forbes Group with respect to the fiscal period ended May 28, 2008, the date immediately preceding the Bermuda Reorganization, of $2.1 million and $2.1 million, respectively, primarily to allow them to make tax payments.
(3)	The options were priced using the Black-Scholes option pricing model.
(4)	This relates to an allowance for an automobile and related auto expenses.

Employment Agreements

As part of our overall compensation plan, we have long-term employment agreements with our three executive officers. John E. Crisp serves as our President and Chief Executive Officer, Charles C. Forbes serves as our Executive Vice President and Chief Operating Officer, and L. Melvin Cooper serves as our Senior Vice President, Chief Financial Officer and Assistant Secretary. Each long-term employment agreement has a current term expiring April 30, 2011. The term of each agreement will automatically extend for an additional year every May 1 unless notice of termination is given before any such date by us or the employee.

For the year from May 1, 2008 to April 30, 2009, the employment agreements of Messrs. Crisp, Forbes, and Cooper provide for annual base salaries of $500,000, $500,000 and $200,000, respectively.

If, during the term of his respective agreement, we terminate the employment of Messrs. Crisp, Forbes, or Cooper for any reason other than for cause, he would be entitled to his base salary, bonus, automobile, and medical and other benefits through the actual expiration date of his agreement, and any and all options, rights, or awards granted in conjunction with the Incentive Plan would immediately vest. If we should undergo a change in control while the agreements are in effect and any of Messrs. Crisp, Forbes, or Cooper is either constructively or actually terminated under the conditions set forth in his agreement, then he would be entitled to receive three times his salary for the year in which the termination occurs and, in general, three times the bonus he received for the previous year, three years of medical and other insurance benefits from the date of termination, and any and all options, rights, or awards granted in conjunction with the Incentive Plan would immediately vest. To the extent that such medical benefits are taxable to the employee or his dependents, we would gross-up the employee for such taxes based on the employee’s actual tax rates.

For Messrs. Forbes and Crisp, if either were terminated without cause as of December 31, 2008, each would have been entitled to his then-current base salary of $500,000 and 450,000 common shares issuable upon exercise of his options would have immediately vested. If either had been terminated following a change in control, each would have been entitled to three times his then-current base salary, or $1.5 million, and the same acceleration of vesting of his options would apply. For Mr. Cooper, if he had been terminated without cause as of December 31, 2008, he would have been entitled to his then-current base salary of $200,000 and 450,000 common shares issuable upon exercise of his options would have immediately vested. If he had been terminated following a change in control, he would have been entitled to three times his then-current base salary, or $600,000, and the same acceleration of vesting of his options would apply.

Pursuant to our employment agreements with Messrs. Crisp, Forbes, and Cooper, certain tax protection is provided in the form of a gross-up payment to reimburse the executive for any excise tax under Section 4999 of the U.S. Code as well as any additional income taxes resulting from such reimbursement. Section 4999 of the U.S. Code imposes a 20% non-deductible excise tax on the recipient of an “excess parachute payment” and U.S. Code Section 280G disallows the tax deduction to the payor of any amount of an excess parachute payment that is contingent on a change of control. If such additional excise tax is due, we have agreed to pay such tax on a “grossed-up” basis for those executives.

If the employment of any of Messrs. Crisp, Forbes, or Cooper is terminated for good cause or if any of Messrs. Crisp, Forbes, or Cooper voluntarily terminates his employment with us, we will pay any compensation earned but not paid to him prior to the effective date of termination. Each of Messrs. Crisp, Forbes, or Cooper may voluntarily terminate his employment by giving at least thirty days’ notice. At that time, we would have the right to relieve him of his duties; however, his salary would continue during the notice period.

If any of Messrs. Crisp, Forbes, or Cooper dies or becomes permanently disabled during the term of his employment, we will pay to his estate the compensation that such executive would have earned through the date of death or permanent disability, including any bonus earned but not yet paid, any and all options, rights or awards granted in conjunction with the Incentive plan would immediately vest and his dependants would be entitled to benefits, including medical and other benefits and use of a company automobile for a period of one year.

Each of Messrs. Crisp, Forbes, and Cooper has agreed that, during the term of his agreement and for a period of one year after termination, he will not (i) be employed by or associated with or own more than 5% of the outstanding securities of any entity that competes with us in the locations in which we operate, (ii) solicit any of our employees to terminate their employment, or (iii) accept employment with or payments from any of our clients or customers who did business with us while he was employed by us.

Under their respective agreements, the compensation committee has discretion to establish the methodology for determining annual bonuses. The compensation committee has not yet met with respect to such bonuses. Mr. Cooper’s bonus was paid pursuant to his employment agreement.

The respective agreements of Messrs. Crisp and Forbes acknowledge their existing interests in other business ventures described under Item 13 of this Form 10-K/A and their right to engage in other such businesses that would comply with the terms of the covenant applicable to transactions with affiliates in the indenture governing our senior secured notes.

Compensation Committee Interlocks and Insider Participation

All members of the compensation committee are independent directors, and none of them are present or past employees of ours. No member of the compensation committee has had any relationship with us requiring disclosure under Item 404 of Regulation S-K of the Exchange Act. None of our executive officers has served on the board of directors or compensation committee (or other committee serving an equivalent function) of any other entity, one of whose executive officers served on our board or compensation committee, except that Mr. Crisp, our President and Chief Executive Officer, serves on the Board of Directors of Texas Champion Bank for which Mr. Burris, the Chairman of our compensation committee, serves as President and Chief Executive Officer.

Officers Who Also Act As Directors

Our Named Executive Officers who serve as directors receive the same cash compensation as our other directors for their service as directors but do not receive any additional equity-based compensation.

Incentive Plan Awards

Outstanding Share-Based Awards and Option-Based Awards

The following table sets forth for each Named Executive Officer all option-based and share-based awards outstanding at December 31, 2008.

	Option-based Awards							Share-based Awards
Name	Number of securities underlying unexercised options (#)		Option exercise price ($)		Option expiration date	Value of unexercised in-the-money options(1) ($)		Number of shares or units of shares that have not vested (#)	Market or payout value of share- based awards that have not vested ($)
John E. Crisp, President & Chief Executive Officer	450,000	(2)	CDN$	7.00	May 29, 2018	CDN$	0	—	—

Charles C. Forbes, Executive Vice President & Chief Operating Officer	450,000	(2)	CDN$	7.00	May 29, 2018	CDN$	0	—	—

L. Melvin Cooper, Senior Vice President & Chief Financial Officer	450,000	(2)	CDN$	7.00	May 29, 2018	CDN$	0	—	—

(1)	These amounts are calculated based on the difference between the market value of the securities underlying the options at the end of the year (CDN$1.54), and the exercise price of the options.
(2)	These option-based awards were granted on May 29, 2008.

Value Vested or Earned During the Year

The following table sets forth for each Named Executive Officer the value vested or earned on all option-based awards, share-based awards, and non-equity incentive plan compensation during the financial year ending December 31, 2008.

Name	Option-based awards—Value vested during the year(1) ($)	Share-based awards—Value vested during the year ($)	Non-equity incentive plan compensation—Value earned during the year ($)
John E. Crisp, President & Chief Executive Officer	$0	—	$—

Charles C. Forbes, Executive Vice President & Chief Operating Officer	0	—	—

L. Melvin Cooper, Senior Vice President & Chief Financial Officer	0	—	250,000	(2)

(1)	The options granted to each of our Named Executive Officers vest in equal installments over a three period, with the first installment vesting at the first anniversary of the date of grant. None of the common shares issuable upon exercise of the options have vested at this time.
(2)	This reflects Mr. Cooper’s bonus payment paid pursuant to his employment agreement and described above.

Incentive Compensation Plan

In connection with the Bermuda Reorganization, the Board of Directors adopted and the Company’s sole shareholder at the time approved the Incentive Plan. The Incentive Plan is an unfunded plan that provides for the granting of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock, and other stock-based incentive compensation, collectively referred to as the Awards, to employees, directors and consultants of the Company or an affiliate. The Board of Directors believes that the Incentive Plan strengthens the Company’s ability to attract, retain, and reward employees, directors, and consultants by enabling such persons to acquire or increase a proprietary interest in the Company, strengthening the mutuality of interests between such persons and the Company’s shareholders, and providing such persons with performance incentives to expend their maximum efforts in the creation of shareholder value. The Incentive Plan provides for a reserve equal to 5,220,000 Common Shares.

Summary of the Incentive Plan

The following is a summary of the principal features of the Incentive Plan. This summary, however, does not purport to be a complete description of all provisions of the Incentive Plan. The following description is qualified in its entirety by reference to the Incentive Plan.

Purpose of the Incentive Plan

In order to attract, retain and motivate employees, directors, and consultants who perform substantial services for or on behalf of the Company or an affiliate, the Board of Directors adopted the Incentive Plan, pursuant to which Awards consisting of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock, and other stock-based incentive compensation may be granted to such persons.

Shares Subject to the Incentive Plan

Awards covering 5,220,000 Common Shares may be issued to eligible employees, directors, and consultants. Shares subject to the Incentive Plan include authorized and unissued shares, as well as previously issued shares that have been reacquired by the Company. The total number of shares authorized under the Incentive Plan will be subject to increase or decrease in order to reflect any stock split, stock dividend, recapitalization, merger, consolidation, reorganization, combination, or exchange of Common Shares or other similar event, and will be increased proportionately upon any increase in the total number of Common Shares issued without the Company’s receipt of consideration. If any Award granted under the Incentive Plan expires, terminates or is canceled for any reason without having been exercised in full, or if any Common Shares issued in connection with an Award are repurchased by the Company, the corresponding number of Common Shares will again be available for Awards under the Incentive Plan. Awards may be granted under the Incentive Plan at any time prior to the 10th anniversary of the date on which the shareholders shall have approved the Incentive Plan, as long as the total number of Common Shares that may be issued pursuant to Awards granted does not exceed the limitations of the Incentive Plan.

Administration

The Incentive Plan will be administered by the compensation committee of the Board of Directors (the compensation committee in its capacity as administrator of the Incentive Plan is referred to herein as the Plan Administrator). The Board of Directors has designated the compensation committee as the Plan Administrator of the Incentive Plan. The Plan Administrator is vested with full and final authority to administer and interpret the Incentive Plan and to make all determinations necessary or advisable for the administration of the Incentive Plan. Subject to the terms of the Incentive Plan, the Plan Administrator will determine who will receive Awards, the time or times at which Awards will be granted, the type of Awards to be granted, the number of Common Shares covered by each Award, vesting schedules and other limitations on the vesting of the Awards, and such other terms and conditions of each Award as are not inconsistent with the provisions of the Incentive Plan.

Participation in the Incentive Plan

Employees, directors, and consultants of the Company who are selected by the Plan Administrator will be eligible for participation in the Incentive Plan.

Agreements Evidencing Awards

Awards will be evidenced by award agreements, referred to as Award Agreements, in such form as the Plan Administrator approves and containing such terms and conditions, including the substance of the Incentive Plan, and such other terms and provisions as are not inconsistent with the Incentive Plan. Award Agreements need not be identical.

Options

Types of Options

The types of stock options, or Options, that may be granted under the Incentive Plan include (i) options that meet the requirements of Section 422 of the U.S. Code, or Incentive Stock Options, and (ii) stock options that do not qualify as Incentive Stock Options, or Nonstatutory Stock Options. Incentive Stock Options may be granted only to employees; however, Nonstatutory Stock Options may be granted to employees, directors or consultants of the Company. The exercise price per share for Common Shares subject to an Option will be determined by the Plan Administrator at the date of grant, provided that the exercise price for any Option shall not be less than 100% of the fair market value of the Common Shares at the date of grant, as determined by the Board of Directors, or, if greater, the par value of such Common Shares, and if the participant receiving an Incentive Stock Option owns more than 10% of the total combined voting power of all classes of shares of the Company and its affiliates, as described in Section 422(b)(6) of the U.S. Code, then the exercise price of any Incentive Stock Option granted to such participant shall not be less than 110% of the fair market value or, if greater, the par value of the Common Shares at the date of grant. Fair market value on any date shall be determined by the Board of Directors, in its sole discretion, on the basis of available prices for the Common Shares on an established stock exchange or national market system of the United States or, if not so reported, the average of the high and low bids or, in the absence of an established market, any other good faith valuation method that complies with the requirements of U.S. Code Section 409A. Notwithstanding the foregoing, if the Common Shares are traded on the TSX on the determination date, the fair market value shall be the volume weighted average trading price for the five trading days immediately preceding the determination date.

Payment on Exercise

No Common Shares will be issued upon the exercise of an Option unless notice of exercise is received by the Company and the Common Shares are paid for in full. Payment for Common Shares purchased upon the exercise of an Option may, subject to the terms of the applicable Award Agreement, be made in cash or by wire transfer or check, by execution of a promissory note, to the extent permitted by and in accordance with applicable law by withholding shares that would otherwise be issued upon exercise of the Option, referred to as a cashless exercise, or by delivery of Common Shares then owned by the participant at the time of the exercise of the Option, provided that the participant shall have held such shares for a period of six months prior to such exercise (or such shorter or longer period of time as is necessary for the Company to avoid a charge to earnings).

Term of Options

The term of each Option will be such period as may be determined by the Plan Administrator, provided that in no event will the term of any Option exceed a period of ten years (or, in the case of an Incentive Stock Option granted to an employee who owns more than 10% of the total combined voting power of all classes of shares of the Company and its affiliates, five years). The Plan Administrator shall determine on the date of grant what conditions shall apply to the exercise of an Option granted under the Incentive Plan in the event the participant shall cease to be employed or retained as a director or consultant by the Company or its affiliates for any reason, including by reason of death or disability, or a termination for cause, and such conditions will be described in the applicable Award Agreement.

Restricted Stock Awards

Grant of Restricted Stock

Restricted Stock may be granted alone or in addition to other Awards granted pursuant to the Plan. Each Award of Restricted Stock will be evidenced by an Award Agreement that will describe the price to be paid for the shares, which shall be no less than the par value of such shares, and the restrictions applicable to the shares received thereunder.

Effect of Restrictions

Restricted Stock may be subject to such restrictions as may be provided under the applicable Award Agreement. The Plan Administrator may accelerate the lapse of all or a portion of the restrictions on an Award of Restricted Stock at any time. Upon the lapse of the restrictions on Restricted Stock, the Plan Administrator shall cause a share certificate to be delivered to the participant with respect to such shares, free of all restrictions under the Plan.

Stock Appreciation Rights

Grant of Stock Appreciation Rights

Stock appreciation rights, or SARs, may be granted alone or in addition to other Awards, or may be granted in tandem with Options. SARs are rights to be paid an amount equal to no more than 100% of the difference between the fair market value or, if greater, par value of a specified number of Common Shares on the date on which the SARs are granted and the fair market value of such Common Shares on the date on which the SARs are exercised. This amount may be paid in cash or Common Shares, as described in the applicable Award Agreement.

Ownership Rights

SARs do not generally provide voting, dividend, or other rights associated with share ownership.

Term of SARs

The term of each SAR will be such period as may be determined by the Plan Administrator. The Plan Administrator shall determine on the date of grant what conditions shall apply to the exercise of a SAR granted under the Incentive Plan in the event the participant shall cease to be employed or retained as a director or consultant by the Company or its affiliates for any reason, including by reason of death or disability, or a termination for cause, and such conditions will be described in the applicable Award Agreement. If a SAR is granted in tandem with an Option, the SAR will have the same term and will be exercisable at the same time as the Option. If a SAR is granted in tandem with an Incentive Stock Option, the SAR may be exercised only at a time when the fair market value of the Common Shares exceeds the exercise price of the Incentive Stock Option.

Other Share-Based Incentive Awards

The Plan Administrator may grant other forms of Awards based upon, payable in, or otherwise related to, in whole or in part, Common Shares. The types of Awards that may be issued may include, but shall not be limited to, restricted stock units, dividend equivalent rights, and performance-based compensation. These Awards may constitute nonqualified deferred compensation under U.S. Code Section 409A and, thus, the terms of the Awards must comply with the provisions of that Section.

Restricted Stock Units

Grant of Restricted Stock Units

Restricted Stock Units may be granted alone or in addition to other Awards granted pursuant to the Incentive Plan. Restricted Stock Units are rights to be paid cash or shares based upon the value of the Company’s Common Shares at the time the Award vests. The transfer of cash or shares may be made upon vesting or at a later time specified in the Award Agreement. Each Award of Restricted Stock Units will be evidenced by an Award Agreement that will describe the price to be paid for the shares, which shall be no less than the par value of such shares, and the restrictions applicable to the units received thereunder.

Ownership Rights

Restricted Stock Units do not generally provide voting, dividend, or other rights associated with stock ownership.

Effect of Restrictions

The Restricted Stock Units may be subject to such restrictions as may be provided under the applicable Award Agreement. The Plan Administrator may accelerate the lapse of all or a portion of the restrictions on the Restricted Stock Units at any time. Upon the lapse of the restrictions on Restricted Stock Units, or at such later time as is specified in the applicable Award Agreement, the Plan Administrator shall cause a share certificate to be delivered to the participant with respect to such shares.

Dividend Equivalent Rights

Dividend equivalent rights, or DERs, may be granted alone or in addition to other Awards granted pursuant to the Incentive Plan. DERs are rights to be paid an amount based upon the dividends declared on a set number of Common Shares on one or more specified declaration dates during the term of the right. This amount may be paid in cash or Common Shares, as described in the applicable Award Agreement.

Performance-Based Compensation

Awards of performance-based compensation may be granted alone or in addition to other Awards granted pursuant to the Incentive Plan. An Award of performance-based compensation is based upon the attainment of performance goals, such as an increase in the per share value of the Common Shares, and shall be subject to such other conditions and restrictions as are described in the applicable Award Agreement. This amount may be paid in cash or Common Shares, as described in the applicable Award Agreement.

Other Provisions of the Incentive Plan

Amendment or Termination of the Incentive Plan

The Board of Directors may, at any time, suspend or terminate the Incentive Plan. The Board of Directors may also at any time, without shareholder approval, add to, repeal, or otherwise amend any of the terms of the Plan or any Awards and, without limiting the generality of the foregoing, may make the following changes, deletions, revisions, or amendments, referred to as amendments herein: (a) any amendment to the vesting provisions of the Plan or any Award; (b) any amendment to the termination provisions of the Plan or any Award, provided that such amendment does not entail an extension beyond the expiry date of the Award or extend the term of the Plan beyond its expiration date; (c) any amendment to the persons eligible to receive Awards or otherwise relating to the eligibility of anyone to receive Awards, other than an amendment that would have the potential of broadening or increasing insider participation (which amendment shall require shareholder approval); (d) any amendment with respect to the method or manner of exercise of any Award; (e) any amendment of a “housekeeping” nature; and (f) any other amendment that under the rules of the TSX (or such other stock exchange on which the Shares may be listed) does not require shareholder approval; provided that no such addition, repeal, or amendment shall in any manner materially adversely affect the rights of any participant under any Award previously granted under the Incentive Plan without such participant’s consent. Without the approval of the shareholders, however, the Board of Directors may not amend the Incentive Plan to increase the number of shares reserved for issuance as Incentive Stock Options under the Incentive Plan (other than pursuant to capitalization adjustments set forth in the Incentive Plan), modify the class of individuals eligible to receive Incentive Stock Options under the Incentive Plan, or change the identity of the granting company or the shares to be issued upon the exercise of Incentive Stock Options.

Notwithstanding the foregoing, and absent any action by the Board of Directors to terminate the Incentive Plan prior to such date, no Award will be granted under the Incentive Plan after the tenth anniversary of its effective date or, if later, the tenth anniversary of any action by the Board of Directors or approval of shareholders to (i) increase the number of shares reserved for issuance under the Incentive Plan, (ii) modify the class of persons eligible to receive Awards under the Incentive Plan, or (iii) change the identity of the granting company or the shares issued upon exercise of Incentive Stock Options.

Change in Control Benefits

Unless the Plan Administrator determines otherwise, upon or following a “Change in Control” of the Company, as such term is defined in the Incentive Plan, Awards shall accelerate and all restrictions shall immediately lapse. In addition, Options that remain unexercised on the effective date of the Change in Control may be immediately forfeited or, if the Company is not the surviving company, all outstanding Options and SARs may be substituted or assumed by the surviving company. Pursuant to the Incentive Plan, a Change in Control is generally deemed to have occurred upon (i) the sale, transfer, or other conveyance of all or substantially all of the Company’s assets, (ii) the acquisition of beneficial ownership, directly or indirectly, by a person of securities representing 50% or more of the total voting power of the Company’s voting shares, or (iii) the occurrence of an event that would be required to be reported by the Company in Item 1 of a Current Report of a Form 8-K under the U.S. Securities Act (such as the replacement of 2/3 of the members of the Board of Directors during a 24-month period, unless such replacement was approved by a vote of at least 2/3 of the directors then still in office who either were directors at the beginning of such 24-month period or whose election or nomination for election was previously approved). Notwithstanding the foregoing, with respect to an Award that is treated as nonqualified deferred compensation subject to U.S. Code Section 409A, a Change in Control is deemed to occur upon (i) the sale, transfer or other conveyance of all or substantially all of the Company’s assets, (ii) the acquisition of beneficial ownership, directly or indirectly, by a person of securities representing more than 50% of the total voting power of the Company’s voting shares, or (iii) the replacement of 1/2 of the members of the Board of Directors during a 12-month period, unless such replacement was approved by a vote of at least 1/2 of the directors then still in office who either were directors at the beginning of such 12-month period or whose election or nomination for election was previously approved.

Awards Not Transferable

An Award granted under the Incentive Plan may, by its terms, be non-transferable by the holder thereof and as such may not be sold, assigned, pledged, mortgaged, or otherwise transferred or disposed of other than by will or the laws of descent and distribution. During the lifetime of the holder of an Award, such Awards are exercisable only by him or her.

Restrictions on Issuance of Shares

The Company is not obligated to sell or issue any Common Shares upon the exercise of any Award granted under the Incentive Plan unless, among other requirements, the shares with respect to which such Award is being exercised are registered under applicable federal and state securities laws, or the issuance of the shares is exempt from such registration, and the issuance otherwise complies with applicable law. If the Common Shares to be issued upon the exercise of any Award granted under the Incentive Plan are intended to be issued by the Company in reliance upon the exemptions from the registration requirements of applicable federal and state securities laws, the participant, if so requested by the Company, shall furnish to the Company such evidence and representations as may be requested, including an opinion of counsel satisfactory to the Company. The Plan Administrator may impose such other restrictions on the ownership and transfer of Common Shares issued pursuant to the Incentive Plan as it deems appropriate.

Pension and Retirement Plans

We do not have in place any pension or retirement plan with the exception of a 401(k) retirement plan for substantially all of its employees based on certain eligibility requirements. We may provide profit sharing contributions to the plan at the discretion of management. No such discretionary contributions have been made since inception of the plan.

Director Compensation

The following table details the compensation received by each Director in 2008.

Name	Fees earned ($)	Share- based awards ($)	Option- based awards ($)		Non-equity incentive plan compensation ($)	Pension value ($)	All other compensation ($)	Total ($)
Charles C. Forbes	$21,664	—	$—		—	—	—	$21,664
John E. Crisp	23,000	—	—		—	—	—	23,000
Dale W. Bossert	24,000	—	39,260	(1)	—	—	—	63,260
Travis H. Burris	25,000	—	39,260	(1)	—	—	—	64,260
Janet L. Forbes	21,664	—	39,260	(1)	—	—	—	60,924
William W. Sherrill	25,000	—	39,260	(1)	—	—	—	64,260

(1)	The options were priced using the Black-Scholes option pricing model.

Narrative Discussion

Each director receives an annual retainer of $25,000 and each committee chair receives an additional annual retainer of $2,000, each of which were paid on a pro-rated basis for the year ended December 31, 2008 since the directors did not serve a full year during 2008. Each director receives $1,000 per meeting plus expenses for attendance at any board meeting or any committee meeting.

Incentive Plan Awards

Outstanding Share-Based Awards and Option-Based Awards

The following table sets forth for each Director, other than Named Executive Officers who are directors, all option-based and share-based awards outstanding at December 31, 2008.

	Option-based Awards						Share-based Awards
Name	Number of securities underlying unexercised options (#)		Option exercise price ($)		Option expiration date	Value of unexercised in-the-money options(1) ($)	Number of shares or units of shares that have not vested (#)	Market or payout value of share- based awards that have not vested ($)
Dale W. Bossert	75,000	(2)	CDN$	7.00	05/29/2018	—	—	—
Travis H. Burris	75,000	(2)	CDN$	7.00	05/29/2018	—	—	—
Janet L. Forbes	75,000	(2)	CDN$	7.00	05/29/2018	—	—	—
William W. Sherrill	75,000	(2)	CDN$	7.00	05/29/2018	—	—	—

(1)	These amounts are calculated based on the difference between the market value of the securities underlying the options at the end of the year (CDN$1.54), and the exercise price of the options.
(2)	These option-based awards were granted on May 29, 2008.

Value Vested or Earned During the Year

The following table sets forth for each Director the value vested or earned on all option-based and share-based awards, and non-equity incentive plan compensation during the financial year ending December 31, 2008.

Name	Option-based awards—Value vested during the year ($)	Share-based awards—Value vested during the year ($)	Non-equity incentive plan compensation—Value earned during the year ($)
Dale W. Bossert	$0	—	—
Travis H. Burris	0	—	—
Janet L. Forbes	0	—	—
William W. Sherrill	0	—	—

(1)	The options granted to each of our non-employee directors vest in equal installments over a three period, with the first installment vesting at the first anniversary of the date of grant. None of the common shares issuable upon exercise of the options have vested at this time.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of our voting securities as of March 31, 2009:

•	each person who is known to us to be the beneficial owner of more than 5% of our voting securities;

•	each of our directors; and

•	each of our executive officers and all of our executive officers and directors as a group.

Unless otherwise indicated, each person named below has an address in care of our principal executive offices and has sole power to vote and dispose of the shares of voting securities beneficially owned by them, subject to community property laws where applicable.

Name	Common Shares Beneficially Owned(*)		Percentage of Common Shares Beneficially Owned(%)(1)
Executive Officers and Directors:
John E. Crisp	9,454,700	(2)	15.2%
Charles C. Forbes	9,724,850	(2)	15.7%
L. Melvin Cooper	55,000		*
Dale W. Bossert	14,200		*
Travis H. Burris	421,350		*
Janet L. Forbes	9,033,000	(2)	14.5%
William W. Sherrill	—		*
All directors and executive officers as a group (7 persons)	28,703,100	(3)	46.2%

Other 5% Stockholders:
Dragon Rig Sales & Service	5,311,000		8.6%
West Face Capital Inc.	3,130,100		5.0%

*	Indicates beneficial ownership of less than 1% of the total outstanding common stock. “Beneficial ownership” is a term broadly defined by the Commission in Rule 13d-3 under the Securities Exchange Act of 1934, as amended, and includes more than typical forms of stock ownership, that is, stock held in the person’s name. The term also includes what is referred to as “indirect ownership,” meaning ownership of shares as to which a person has or shares investment or voting power. For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares as of March 31, 2009 that such person or group has the right to acquire within 60 days after such date.
(1)	The percentages reflected in the table assume the conversion of the Class B shares.
(2)	Includes 8,850,000 Class B Shares that are convertible to common shares at any time.
(3)	Includes 26,550,000 Class B Shares that are convertible to common shares at any time.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

In connection with our Bermuda reorganization, Charles C. Forbes, John E. Crisp and Janet L. Forbes were each paid $36 million for his or her then remaining approximately 37% of the ownership interests in Forbes Energy Services LLC originally held by such person from proceeds of our Initial Equity Offering in Canada and related U.S. private placement.

We enter into transactions with related parties in the normal course of conducting business. Messrs. Forbes and Crisp are also owners and managers of Alice Environmental Services, LP (“AES”). We have entered into the following transactions with AES and its subsidiaries:

•	AES, through a wholly owned subsidiary, owns and operates an oil field supply store from which we purchases oil field supplies. This supply store was sold to an independent third party in May 2008.

•	AES owns aircraft that we contract to use from time to time.

•	We have also entered into long-term operating leases with AES.

We recognized revenues from AES of approximately $11,000, $228,000, and $393,000, related to rig, trucking, and equipment and facilities rental activities; expenses of approximately $5.5 million, $4.3 million, and $5.3 million and capital expenditures of $2.4 million, $5.3 million and $247,000 from these transactions for the years ended December 31, 2008, 2007 and 2006 , respectively. Accounts payable to AES as of December 31, 2008 and 2007 resulting from such transactions were $106,000 and $3.2 million, respectively. During December 2008, we leased 10 workover rigs from AES under long-term operating leases. Accounts receivable from AES as of December 31, 2008 and 2007 resulting from such transactions were $0 and $76,000, respectively.

We rent or lease fifteen separate properties from AES for separate parcels of land and buildings. The leases were entered into at various dates subsequent to December 31, 2006. Each lease has a five-year term, and we have the option to extend for between one and five years. Aggregate amounts paid for the fifteen rentals and leases were $0.9 million and $0.5 million for the years ended December 31, 2008 and 2007, respectively.

We entered into a waste water disposal operating agreement with AES dated January 1, 2007, pursuant to which AES leases us rights in a certain well bore and receives payments in the form of a minimum fee of $5,000 per month plus $0.15 per barrel for any barrel injected over 50,000 barrels. Under this agreement, AES also receives a “skim oil” payment of 20% of the amount we realized for all oil and hydrocarbons removed from liquids injected into the premises. The agreement term is for three years and is renewable for successive three year terms as long as AES has rights to the well.

We entered into a waste water disposal lease agreement with AES dated April 1, 2007. Under the agreement, we are entitled to use the leased land for the disposal of waste water for a term of five years with three successive three year renewal periods. We pay a monthly rental of $2,500 per month plus $.05 per barrel for any barrel over 50,000 barrels of waste water injected per month. We also pay an amount equal to 10% of all oil or other hydrocarbons removed from liquids injected or any skim oil.

Dorsal Services, Inc. is a trucking service provider that provides services to us. Mr. Crisp is partial owner of Dorsal Services, Inc. We recognized revenues of approximately $58,000, $61,000 and $6,000 related to trucking services, equipment rental, and wash out activities; expenses of approximately $1.4 million, $402,000 and $240,000; and capital expenditures of approximately $29,000, $194,000 and $266,000 with respect to transactions with Dorsal Services, Inc. for the years ended December 31, 2008, 2007, and 2006, respectively. We had accounts receivable from and accounts payable to Dorsal Services, Inc. of $97,000 and $55,000, and $89,000 and $154,000, as of December, 2008 and 2007, respectively, resulting from such transactions.

Tasco Tool Services, Inc. is a down-hole tool company that is partially owned and managed by a company that is owned by Messrs. Forbes and Crisp. Tasco rents and sells tools to us from time to time. We had revenues from Tasco of $0, $11,000, and $0 and recognized expenses of approximately $314,000, $47,000 and $0 and capital expenditures of $50,000, $93,000 and $34,000 related to transactions with Tasco for the years ended December 31, 2008, 2007, and 2006, respectively. We had no accounts receivable for either period. Accounts payable to Tasco as of December 31, 2008 and 2007 were $40,000 and $60,000, respectively, resulting from these transactions.

The C.W. Hahl Lease, an oil and natural gas lease, is owned by Mr. Forbes. We recognized no revenues or expenses for the years ended December 31, 2008, 2007, and 2006 and had accounts receivable of $1,000 as of December 31, 2008 and 2007.

FCJ Management (“FCJ”) is a corporation that leases land and facilities to us and is owned by Charles C. Forbes and John E. Crisp and a manager of one of our subsidiaries. We recognized expenses of $18,000, $0 and $0 for the twelve months ended December 31, 2008, 2007, and 2006, respectively. No revenues have been recognized from FCJ for any period. We had no accounts receivable from FCJ or accounts payable to FCJ as of December 31, 2008 and 2007.

C&F Partners is an entity that is owned by Mr. Forbes and Mr. Crisp. We recognized no revenues, expenses of $130,000, and no capital expenditures as of December 31, 2008. There was no accounts receivable balance and accounts payable were $42,000 as of December 31, 2008. We recognized no revenues, expenses, or capital expenditures for the periods ended December 31, 2007 and 2006.

We believe all of the terms with the companies described above are comparable to terms that were and are available to us in arm’s-length transaction with non-related parties. Any additional arrangements with these companies will be approved by the independent members of our board of directors.

Item 14.	Principal Accounting Fees and Services

REPORT OF THE AUDIT COMMITTEE FOR THE YEAR ENDED DECEMBER 31, 2008

The Audit Committee is composed of three non-employee directors and acts under a written charter adopted by the Board of Directors. The Audit Committee has the sole responsibility for the appointment and retention of the Company’s registered independent public accounting firm and the approval of all audit and engagement fees. The Audit Committee meets periodically with management, the internal auditors and the registered independent public accounting firm regarding accounting policies and procedures, audit results and internal accounting controls. The internal auditors and the registered independent public accounting firm have free access to the Audit Committee, without management’s presence to discuss the scope and results of their audit work. Our management is primarily responsible for our financial statements and the quality and integrity of the reporting process, including establishing and maintaining the systems of internal controls over financial reporting and assessing the effectiveness of those controls. The registered independent public accounting firm, PricewaterhouseCoopers LLP (“PwC”), is responsible for auditing those financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States) and for expressing an opinion on the conformity of the financial statements with accounting principles generally accepted in the United States. On behalf of the Board of Directors, the Audit Committee monitors our financial reporting processes, the independence and the performance of the registered independent public accounting firm, and the performance of the internal auditor function.

Management has represented to the Audit Committee that our consolidated financial statements were prepared in accordance with generally accepted accounting principles, and the Audit Committee has reviewed and discussed the consolidated financial statements with management and the registered independent public accounting firm. The Audit Committee has discussed with the registered independent public accounting firm their evaluation of the accounting principles, practices and judgments applied by management, and the Audit Committee has discussed any items required to be communicated to it by the registered independent public accounting firm in accordance with standards established by the American Institute of Certified Public Accountants.

In fulfilling its oversight responsibilities, the Audit Committee has reviewed and discussed the audited financial statements for the year ended December 31, 2008, and matters related to Section 404 of the Sarbanes-Oxley Act of 2002 with the Company’s management and our internal auditors. The Audit Committee discussed with PwC the matters required to be discussed by Statement on Auditing Standards No. 61, Communication with Audit Committees, as amended. In addition, the Audit Committee discussed with PwC their independence from the Company and its management, including the matters in the written disclosures required by Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees, and has received from PwC the written disclosure required by Standard No. 1.

Based on the reviews and discussions described above, the Audit Committee has recommended to our Board of Directors that our audited financial statements be included in our Annual Report on Form 10-K for the year ended December 31, 2008.

Audit Committee

Dale W. Bossert

Travis H. Burris

William W. Sherrill

The Audit Committee has again retained PwC as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2008, subject to shareholder ratification.

Audit Fees

The following table sets forth the aggregate fees billed to us by our registered independent public accounting firm, PricewaterhouseCoopers LLP, for fiscal years ended December 31, 2008 and 2007, respectively.

	2008	2007
Audit Fees	$1,922,852	$736,075
Audit Related Fees	—	—
Tax Fees	22,380	—
All Other Fees	—	—
Total Fees	1,945,232	736,075

Audit fees for 2008 included $623,852 for services related to a private placement of senior secured notes and the related filing of a shelf registration statement to register the exchange notes and a Canadian initial public offering and related U.S. private placement. Audit fees for 2007 included $238,075 for services related to the offerings completed in 2008. The services provided under the caption “Tax Fees” for 2008 and 2007 relate to certain compliance related services and tax advice to us. The audit committee considered whether the provision of the services related to the offerings and the shelf registration statement and those reflected under “Tax Fees” above might have affected PwC’s independence with respect to their audit of our financial statements, and the audit committee believes that such services did not affect, and were compatible with, PwC’s independence.

Audit Committee Pre-Approval Policies and Procedures

The audit committee’s policy provides that our independent registered public accounting firm, or the Audit Firm, may provide only those services pre-approved by the audit committee or its designated representative. The audit committee annually reviews and pre-approves the audit, review, attest and permitted non-audit services to be provided during the next audit cycle by the Audit Firm. To the extent practicable, at the same meeting the audit committee also reviews and approves a budget for each of such services. The term of any such pre-approval is for the period of the annual audit cycle, unless the audit committee specifically provides for a different period.

Services proposed to be provided by the Audit Firm that have not been pre-approved during the annual review and the fees for such proposed services must be pre-approved by the audit committee or its designated representative. Additionally, fees for previously approved services that are expected to exceed the previously approved budget must also be pre-approved by the audit committee or its designated representative.

All requests or applications for the Audit Firm to provide services to us must be submitted to the audit committee or its designated representative by the Audit Firm and the chief financial officer. It is our policy that if any of our employees or any representative of the Audit Firm becomes aware that any services are being, or have been, provided by the Audit Firm to us without the requisite pre-approval, such individual must immediately notify the chief financial officer, who must promptly notify the chairman of the audit committee and appropriate members of senior management so that prompt action may be taken to the extent deemed necessary or advisable.

The audit committee may form and delegate to one or more representatives being composed of one or more of its members, the authority to grant specific pre-approvals under its policy with respect to audit, review, attest and permitted non-audit services, provided that any such grant of pre-approval shall be reported to the full audit committee no later than its next scheduled meeting. The audit committee may not delegate to management its responsibilities to pre-approve services performed by the Audit Firm.

Item 15.	Exhibits, Financial Statement Schedules

Number		Description of Exhibits
31.1*	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2*	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1*	—	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	—	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Amendment No. 1 to Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Alice, the State of Texas, on April 30, 2009.

FORBES ENERGY SERVICES LTD.

By:	/s/ John E. Crisp
John E. Crisp
President and Chief Executive Officer

EXHIBIT INDEX

Number		Description of Exhibits
31.1*	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2*	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1*	—	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	—	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.