Form 10-Q
period 2009-03-31
Forbes Energy Services Ltd.
filed 2009-05-18
CIK 1434842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

☐  Yes    ☒  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☐  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☐	Large accelerated filer	☐	Accelerated filer
☒	Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).

☐  Yes    ☒  No

Shares outstanding of each of the registrant’s classes of common stock as of March 31, 2009:

Class	Outstanding as of March 31, 2009
Common Stock, $.01 par value(1)	32,611,200
Class B non-voting shares, $0.01 par value(1)	29,500,000

(1)	See Footnote 16

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

PART I—FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)

Condensed Consolidated Balance Sheets (unaudited)

	March 31, 2009	December 31, 2008
Assets
Current assets
Cash and cash equivalents	$39,548,808	$23,469,067
Accounts receivable – trade, net	50,867,905	69,095,522
Accounts receivable – related parties	117,858	97,672
Accounts receivable – other	1,443,151	605,925
Prepaid expenses	4,929,770	5,266,256
Other current assets	2,044,586	1,108,846

Total current assets	98,952,078	99,643,288
Property and equipment, net	327,382,314	330,951,116
Intangible assets, net	38,744,678	39,459,977
Deferred financing costs, net	12,003,893	12,709,207
Other assets	37,803	37,803

Total assets	$477,120,766	$482,801,391

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable – trade	$29,020,104	$28,653,204
Accounts payable – related parties	321,796	277,154
Income tax payable	1,153,307	1,005,872
Accrued interest payable	2,991,844	8,488,560
Accrued expenses	10,265,170	11,699,652
Current maturities of long-term debt	3,772,082	6,811,802

Total current liabilities	47,524,303	56,936,244
Long-term debt, net of current maturities	215,950,784	205,378,040
Deferred tax liability	59,142,240	62,068,620

Total liabilities	322,617,327	324,382,904

Commitments and contingencies (Note 10)
Shareholders’ equity
Preference shares, $.01 par value, 10,000,000 shares authorized	—	—
Common shares, $.01 par value, 450,000,000 shares authorized, 32,611,200 shares issued and outstanding	326,112	326,112
Class B shares, $.01 par value, 40,000,000 shares authorized, 29,500,000 shares issued and outstanding	295,000	295,000
Additional paid-in capital	167,296,496	166,676,054
Accumulated deficit	(13,414,169)	(8,878,679)

Total shareholders’ equity	154,503,439	158,418,487

Total liabilities and shareholders’ equity	$477,120,766	$482,801,391

The accompanying notes are an integral part of these condensed consolidated financial statements.

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)

Condensed Consolidated Statements of Operations (unaudited)

	Three Months Ended March 31,
	2009	2008
		(As Restated- See Note 17)
Revenues
Well servicing	$31,539,008	$39,284,338
Fluid logistics	31,892,374	31,238,521

Total revenues	63,431,382	70,522,859

Expenses
Well servicing	26,395,709	24,404,782
Fluid logistics	23,231,621	22,294,883
General and administrative	5,773,879	3,142,681
Depreciation and amortization	9,691,372	7,040,023

Total expenses	65,092,581	56,882,369

Operating income (loss)	(1,661,199)	13,640,490

Other income (expense)
Interest expense, net	(6,653,677)	(5,975,126)
Gain on early extinguishment of debt	973,908	—
Other income	26,533	29,534

Income (loss) before taxes	(7,314,435)	7,694,898

Income tax expense (benefit)	(2,778,945)	172,000

Net income (loss)	$(4,535,490)	$7,522,898

Loss per share of common stock
Basic	$(0.07)
Diluted	$(0.07)

Weighted average number of shares outstanding
Basic	62,111,200
Diluted	62,111,200

Pro forma earnings per share - see Note 12
Basic		$0.09
Diluted		$0.09

Pro forma weighted average number of shares outstanding
Basic		54,144,700
Diluted		54,144,700

The accompanying notes are an integral part of these condensed consolidated financial statements.

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)

Condensed Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
	2009	2008
		(As Restated- See Note 17)
Cash flows from operating activities
Net income (loss)	$(4,535,490)	$7,522,898
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization expense	9,691,372	7,040,023
Amortization of Senior Secured Notes Discount	238,048	—
Stock-based compensation	624,736	—
Deferred tax expense (benefit)	(2,926,380)	22,000
Gain on disposal of assets, net	(57,304)	—
Gain on early extinguishment of debt	(973,908)	—
Bad debt expense	1,086,592	319
Deferred loan cost amortization	444,222	1,150,100
Changes in operating assets and liabilities:
Accounts receivable	15,957,094	(6,160,135)
Accounts receivable - related party	(20,186)	67,643
Prepaid expenses	336,486	(762,024)
Other assets	(935,740)	(60,899)
Accounts payable	2,478,820	1,026,422
Accounts payable - related party	44,642	(1,539,146)
Accrued expenses	(1,434,482)	2,778,822
Income taxes payable	147,435	—
Interest payable	(5,496,716)	2,519,370

Net cash provided by operating activities	14,669,241	13,605,393

Cash flows from investing activities
Insurance proceeds	826,081	—
Proceeds from disposition of equipment	—	—
Purchase of property and equipment	(7,941,263)	(84,853,795)

Net cash used in investing activities	(7,115,182)	(84,853,795)

Cash flows from financing activities
Proceeds from senior secured notes	—	200,242,584
Borrowings under the Credit Facility	12,000,000	—
Retirement of senior secured notes	(2,015,000)	—
Repayment of debt	(1,455,024)	(101,660,042)
Payments related to issuance of common stock	(4,294)	—
Payments for debt issuance costs	—	(11,311,116)
Repayments of related party debt	—	(7,048,075)
Members’ cash distributions	—	(3,232,001)

Net cash provided by financing activities	8,525,682	76,991,350

Net increase in cash and cash equivalents	16,079,741	5,742,948

Cash and cash equivalents

Beginning of period	23,469,067	5,209,345

End of period	$39,548,808	$10,952,293

The accompanying notes are an integral part of these condensed consolidated financial statements.

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)

Notes to Consolidated Financial Statements

1.	Organization and Nature of Operations

Nature of Business

Forbes Energy Services Ltd. (“FES Ltd”) and its subsidiaries, Forbes Energy Services LLC (“FES LLC”), Forbes Energy Capital Inc. (“FES CAP”), C.C. Forbes, LLC (“CCF”), TX Energy Services, LLC (“TES”), Superior Tubing Testers, LLC (“STT”) and Forbes Energy International, LLC (“FEI LLC”) are headquartered in Alice, Texas, and conduct business primarily in the state of Texas. In late 2008, FES LLC and FEI LLC formed Forbes Energy Services México, S. de R.L. de C.V. and Forbes Energy Services México Servicios de Personal S. de R.L. de C.V., collectively, the Mexican subsidiaries, each a Mexican limited liability partnership (sociedad de responsabilidad limitada de capital variable), to conduct operations in Mexico. As used in these condensed consolidated financial statements, the “Company,” the “Forbes Group,” “we,” or “our” means FES Ltd and all subsidiaries on and after May 29, 2008 (the date of the Bermuda Reorganization discussed below) and FES LLC and its subsidiaries from January 1, 2008 to May 28, 2008.

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

FES LLC is a Delaware limited liability company formed effective January 1, 2008 to act as the holding company for the three wholly-owned operating companies, CCF, TES, and STT. In the reorganization (the “Delaware Reorganization”), ownership of each of such three operating subsidiaries comprising our business was transferred to FES LLC by their equity investors in exchange for equity interests in FES LLC. Although FES LLC was the legal acquirer in the Delaware Reorganization, CCF was considered the acquirer for accounting purposes. As a result of this determination, the net assets of CCF remain at their historical cost, while purchase accounting was applied to TES and STT. The purchase prices of TES and STT were based on estimates of the enterprise value of each company. Amounts allocated to identifiable tangible and intangible assets acquired and liabilities assumed were based on valuations. FES LLC allocated $14.5 million as a step-up in book value to property and equipment of TES, $4.4 million to goodwill, and $42.3 million to other intangible assets. Total value added to the assets and shareholders’ equity was $61.2 million as a result of the Delaware Reorganization.

FES Ltd is a Bermuda corporation formed effective April 9, 2008 to act as the holding company for FES LLC and its subsidiaries. At the time of FES Ltd’s organization, 200 common shares were issued. On May 29, 2008, concurrent with the Initial Equity Offering, all of the members of FES LLC assigned 63% of their membership interests in FES LLC to FES Ltd in exchange for 29,500,000 shares of FES Ltd’s Class B non-voting stock. Upon consummation of the Initial Equity Offering, FES Ltd contributed $120,000,000 cash as additional capital to FES LLC, and FES LLC used the funds to redeem the remaining outstanding membership interests held by the members of FES LLC, other than FES Ltd. The result was that FES LLC and its subsidiaries became wholly-owned subsidiaries of FES Ltd. The foregoing is referred to herein as the “Bermuda Reorganization”. This transaction was accounted for as a transaction between entities under common control and deemed to be effective for accounting purposes as of January 1, 2008.

On May 29, 2008, FES Ltd completed its Canadian initial public offering and simultaneous U.S. private placement of its common shares (the “Initial Equity Offering”). In the Initial Equity Offering, FES Ltd sold 24,644,500 common shares for CDN $7.00 per share and the common shares are listed on the Toronto Stock Exchange under the symbol FRB.TO. Gross proceeds from the Initial Equity Offering were CDN $172,511,500 (USD $173,920,254) and net proceeds from the Initial Equity Offering after expenses were CDN $162,465,730 (USD $163,792,449).

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

Our Credit Facility (as defined below) and the indenture governing our Senior Secured Notes (as defined below) and the debt outstanding thereunder impose significant restrictions on us and increase our vulnerability to adverse economic and industry conditions that could limit our ability to obtain additional or replacement financing. While the principal indebtedness of the Credit Facility is not scheduled for repayment until April 2012 and the Senior Secured Notes not until February 2015, our inability to satisfy any obligations under these agreements would constitute an event of default. Under the Credit Facility, an event of default will be deemed to have occurred if there is a change in control of the Forbes Group or if a material adverse change occurs in regards to the consolidated financial position of the Forbes Group, the consolidated business, assets, operations, properties or prospects of the Forbes Group, the Forbes Groups’ ability to timely pay the obligations under the Credit Facility or the enforceability of the material terms of any material loan document against the Forbes Group. The lender under the Credit Facility could, at some future date, make a determination that such a material adverse change has occurred, which is outside the control of the Forbes Group. The indenture governing the Senior Secured Notes does not have similar material adverse change or change in control events of default but does require an offer to redeem the Senior Secured Notes in the event of a change in control. It contains a cross-default provision that would be triggered if the debt under the Credit Facility were accelerated. See a discussion of cross-default provisions in Note 7, below. A default could result in all or a portion of our outstanding debt becoming immediately due and payable. If this should occur, we might not be able to obtain waivers or secure alternative financing to satisfy all of our obligations simultaneously. Given current market conditions, our ability to access the capital markets or to effect any asset sales might be restricted at a time when we would like or need to raise capital. In addition, the current economic conditions could also impact our customers and vendors and may cause them to fail to meet their obligations to us with little or no warning. These events could have a material adverse effect on our business, financial position, results of operations and cash flows and our ability to satisfy the obligations under our debt agreements.

Although we currently believe our liquidity and projected cash flows from operations will be sufficient to meet our cash requirements for the next twelve months and the foreseeable future, the factors described above create uncertainty. The continued compliance with our debt covenants is dependent upon us obtaining a minimum level of earnings before interest, taxes, depreciation, amortization and goodwill impairments, or adjusted EBITDA, and maintaining a minimum level of net worth. Our forecasted adjusted EBITDA and net worth contain certain estimates and assumptions regarding rig and truck utilization, average hourly rates, and operating and general and administrative expenses, which could prove to be inaccurate. A material deviation from one or more of these estimates or assumptions could result in a violation of one or more of our contractual covenants, which could result in all or a portion of our outstanding debt becoming immediately due and payable. Within certain constraints, we can conserve capital by reducing or delaying capital expenditures, deferring non-regulatory maintenance expenditures and further reducing operating and administrative costs. Postponing or eliminating capital expenditures would delay or reduce future cash flows, and we believe these actions can provide us the flexibility to match our capital commitments to our available capital resources.

3.	Basis of Presentation

Interim Financial Information

The unaudited condensed consolidated financial statements of the Forbes Group are prepared in conformity with accounting principles generally accepted in the United States of America, or “GAAP”. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted. Therefore, these financial statements should be read along with the annual audited consolidated financial statements and notes thereto included in Forbes Group’s Annual Report on Form 10-K for the year ended December 31, 2008. In management’s opinion, all adjustments necessary for a fair statement are reflected in the interim periods presented. Interim results for the three months ended March 31, 2009 may not be indicative of results that will be realized for the full year ending December 31, 2009.

The Forbes Group’s condensed consolidated financial statements as of and for the three months ended March 31, 2009 include the accounts of FES Ltd and all its wholly-owned and consolidated subsidiaries and, for the three months ended March 31, 2008, include the accounts of FES LLC and all its wholly-owned and consolidated subsidiaries.

Income Taxes

The Forbes Group was not subject to federal income tax until May 29, 2008 upon completion of the Initial Equity Offering and related Bermuda Reorganization. Prior to May 29, 2008, all income, losses, credits and deductions of the Forbes Group were passed through to the members’ individual tax returns. Accordingly, no provision for U.S. federal income taxes is included in the accompanying condensed consolidated financial statements for the three months ended March 31, 2008.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management believes that these estimates and assumptions provide a reasonable basis for the fair statement of the condensed consolidated financial statements.

Recently Adopted Accounting Pronouncements

The Company adopted Financial Accounting Standards Board (FASB) Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2) on January 1, 2008, which delayed the effective date of Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (SFAS 157) for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value on a recurring basis (at least annually). This standard did not have a material impact on the Company’s financial condition and results of operations. See Note 8, “Fair Value Measurements”.

The Company adopted FASB No. 141(R), “Business Combinations” (SFAS 141(R)) which significantly changed the accounting for and reporting of business combination transactions. This standard was effective for the Company for business combination transactions for which the acquisition date was on or after January 1, 2009. No business combination transactions occurred during the three months ended March 31, 2009.

The Company adopted FASB Staff Position (FSP) No. 142-3, “Determining the Useful Life of Intangible Assets” (FSP 142-3) on January 1, 2009. FSP 142-3 amended the factors to be considered in determining the useful life of intangible assets. Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure such asset’s fair value. The adoption of FSP 142-3 did not have a material impact on the Company’s financial statements.

Recently Issued Accounting Pronouncements

In January 2009, the FASB issued FSP No. FAS 107-b and APB 28-a, which would amend SFAS No. 107, “Disclosures About Fair Value of Financial Instruments” and APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure of the fair value of financial instruments in interim financial statements as well as annual financial statements. In addition, entities would be required to disclose the method and significant assumptions used to estimate the fair value of financial instruments. This guidance will become effective for interim and annual periods ending after June 15, 2009. We are currently evaluating the effect this guidance may have on our financial statements.

4.	Intangible Assets

The following sets forth the identified intangible assets by major asset class:

	As of March 31, 2009			As of December 31, 2008
	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Customer relationships	$31,895,919	$2,657,993	$29,237,926	$31,895,919	$2,126,395	$29,769,524
Trade name	8,049,750	670,812	7,378,938	8,049,750	536,650	7,513,100
Safety training program	1,181,924	98,494	1,083,430	1,181,924	78,795	1,103,129
Dispatch software	1,135,282	141,910	993,372	1,135,282	113,528	1,021,754
Other	58,300	7,288	51,012	58,300	5,830	52,470

	$42,321,175	$3,576,497	$38,744,678	$42,321,175	$2,861,198	$39,459,977

The amortization period for customer relationships, trade name, and safety training is 15 years. The amortization period for dispatch software is 10 years. The Company expenses costs associated with extensions or renewals of intangibles assets. There were no such extensions or renewals in the quarter ended March 31, 2009. Amortization expense is calculated using the straight-line method over the period indicated. Aggregate amortization expense of intangible assets for the three months ended March 31, 2009 and 2008 was approximately $0.7 million and $0.7 million, respectively. Amortization expense associated with identified intangible assets is expected to be approximately $2.9 million in each of the next five years. The weighted average amortization period of intangible assets is 13 years.

5.	Stock-Based Compensation

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

The following table presents a summary of the Company’s stock option activity for the three months ended March 31, 2009. There was no activity in the three months ended March 31, 2008.

	Shares	Weighted- Average Exercise Price		Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at December 31, 2008:	2,770,000	CDN$	7.00	9.41 years	—
Stock options:
Granted	—		—
Exercised	—		—
Forfeited	(90,000)		—

Options outstanding at March 31, 2009:	2,680,000	CDN$	7.00	9.17 years	—

Vested at March 31, 2009	—		—	—	—

Exercisable at March 31, 2009	—		—	—	—

During the three months ended March 31, 2009 the Company recorded total stock based compensation expense of $0.6 million. For the three month period ended March 31, 2008 no stock based compensation was recorded because no options were issued until May 29, 2008. No stock-based compensation costs were capitalized as of March 31, 2009. As of March 31, 2009, total unrecognized stock-based compensation costs amounted to $5.3 million (net of estimated forfeitures) and is expected to be recorded over a weighted-average period of 2.4 years.

At March 31, 2009, 2,540,000 shares were available for future grants under the 2008 Incentive Compensation Plan

6.	Property and Equipment

Property and equipment consisted of the following:

	Estimated Life in Years	March 31,2009	December 31, 2008
Well servicing equipment	3-15 years	$282,670,229	$278,168,921
Autos and trucks	5-10 years	78,924,985	78,043,817
Disposal wells	5-15 years	14,891,861	15,028,481
Building and improvements	5-30 years	4,578,976	4,598,976
Furniture and fixtures	3-10 years	2,148,862	2,140,493
Land		91,242	91,242
Other	3-15 years	58,940	65,503

		383,365,095	378,137,433
Accumulated depreciation		(55,982,781)	(47,186,317)

		$327,382,314	$330,951,116

Depreciation expense was $8.8 million and $5.5 million for the quarters ended March 31, 2009 and 2008, respectively.

7.	Long-Term Debt

Long-term debt at March 31, 2009 and December 31, 2008, consisted of the following:

	March 31, 2009	December 31, 2008
11% Senior Secured Notes	$197,750,087	$200,762,039
Revolving Credit Facility	12,000,000	—
Other equipment notes	7,803,564	8,185,907
Insurance notes	2,169,215	3,241,896

	219,722,866	212,189,842
Less: Current maturities	(3,772,082)	(6,811,802)

	$215,950,784	$205,378,040

Senior Secured Notes

On February 12, 2008, FES LLC and FES CAP issued $205.0 million in principal amount of 11% senior secured notes (together with notes issued in exchange therefor, the “Senior Secured Notes”). The Forbes Group reflects $197.8 million of debt outstanding in its balance sheet as of March 31, 2009 which recognizes the original issue discount as the Senior Secured Notes were issued at 97.635% of par and the repurchase of certain Senior Secured Notes as described below. After offering expenses, the Forbes Group realized net proceeds of approximately $188.7 million which was used to repay and fully extinguish all of the Forbes Group’s outstanding long-term debt and most current maturities, in addition to outstanding equipment vendor financings that were incurred prior to the issuance. The Senior Secured Notes mature on February 15, 2015, and require semi-annual interest payments at an annual rate of 11% on February 15 and August 15 of each year until maturity. No principal payments are due until maturity. The Senior Secured Notes are senior obligations and rank equally in right of payment with other existing and future senior indebtedness and senior in right of payment to any subordinated indebtedness incurred by the Forbes Group in the future.

The Senior Secured Notes are guaranteed by FES Ltd, the parent company of FES LLC and Forbes Energy Capital Inc., as well as the domestic operating subsidiaries (the “Guarantor Subs”) of FES LLC, which includes CCF, TES and STT. All of the Guarantor Subs are “100% owned” and guarantee the securities on a “full and unconditional” and “joint and several” basis. FES Ltd has two 100% owned indirect subsidiaries, the Mexican subsidiaries (the “Non-Guarantor Subs”), that have not guaranteed the Senior Secured Notes. FES Ltd has independent operations through a branch office in Mexico. The Guarantor Subs represent the majority of the Company’s operations. There are no significant restrictions on FES Ltd’s ability or the ability of any guarantor to obtain funds from its subsidiaries by such means as a dividend or loan except for certain restrictions contained in the Credit Facility restricting payment of dividends by the principal operating subsidiaries. See Note 15 for condensed consolidating information required by Rule 3-10 of Regulation S-X.

The indenture, as recently amended, required the Forbes Group to pay $2 million in cash during the first quarter of 2009 and requires the Forbes Group to pay an additional $8 million in cash by the end of the second quarter of 2010 to repurchase Senior Secured Notes upon specified terms and conditions. Pursuant to this requirement, in the quarter ended March 31, 2009, the Forbes Group paid $2 million in cash to repurchase, at a discount, $3,250,000 of Senior Secured Notes. The Forbes Group realized a net gain on this repurchase of approximately $974,000 after writing down a portion of the original bond discount and writing off a portion of the deferred financing costs.

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

Details of two of the significant restrictive covenants in the indenture are set forth below:

•

Limitation on the incurrence of additional debt—In addition to certain defined Permitted Debt, the Forbes Group may only incur additional debt if it is unsecured and if the Fixed Charge Coverage Ratio (as defined) for the most recently completed four full fiscal quarters is at least 2.5 to 1.0 until December 31, 2009, and 3.0 to 1.0 thereafter. As of March 31, 2009 the Forbes Group could incur an additional $22 million in debt as Permitted Debt and under the Fixed Charge Coverage Ratio Test.

•

Limitations on capital expenditures—Subject to certain adjustments, permitted Adjusted Capital Expenditures (as defined) that may be made by the Forbes Group are limited to $35 million for the fiscal year ending December 31, 2009.

Citibank Credit Agreement

On April 10, 2008, the Forbes Group entered into a credit agreement (the “Credit Agreement”) with Citibank, N.A., which provides for a four-year senior secured revolving credit facility for up to $20 million (the “Credit Facility”). The Forbes Group can use the proceeds for general corporate purposes. Any unpaid principal amount is due on the maturity date.

Borrowings under the Credit Facility accrue interest, at the Forbes Group’s option, at either (i) the greater of the Federal Funds Effective Rate in effect on such day plus 0.5% and the Citibank, N.A. “prime rate” plus a margin of up to 1.25%, or (ii) the London Interbank Offered Rate, plus a margin of 1.75% to 2.25%. The applicable interest rate margin is based on the Forbes Group’s leverage ratio, as defined in the credit agreement governing the Credit Facility. Unpaid interest accrued on outstanding loans is payable quarterly.

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

The Credit Agreement contains the following restrictive financial covenants, which provide that the Forbes Group shall not:

•

Permit for the trailing twelve months as of the end of any fiscal quarter the ratio of Consolidated EBITDA to Consolidated Interest Expense, as both capitalized terms are defined in the Credit Agreement, to be less than 1.5 to 1.0. As of March 31, 2009 this ratio was 3.2 to 1.0.

•

Permit Consolidated Net Worth to be less than $63.4 million for the fiscal year ended December 31, 2008, and for each fiscal year thereafter Consolidated Net Worth to be less than $63.4 million plus 50% of Consolidated Net Income for such year, as both capitalized terms are defined in the Credit Agreement. As of March 31, 2009, Consolidated Net Worth exceeded the minimum covenant amount by approximately $91.1 million.

•

Permit the ratio of Senior Funded Debt to Consolidated Net Worth, as both capitalized terms are defined in the Credit Agreement, to be not greater than 2.5 to 1.0 for each fiscal quarter through September 30, 2008, and for fiscal quarters ending December 31, 2008 and thereafter, 2.0 to 1.0. As of March 31, 2009 this ratio was 1.4 to 1.0.

•

Permit the ratio of Consolidated Senior Funded Debt to Consolidated EBITDA, as both capitalized terms are defined in the Credit Agreement, to be more than 5.5 to 1.0 as of the last day of any fiscal quarter. As of March 31, 2009 this ratio was 2.5 to 1.0 (the capitalized terms used above have the meanings set forth in the Credit Agreement).

The Credit Agreement contains a provision that makes the occurrence of any Material Adverse Change an event of default. A “Material Adverse Change” is defined in the Credit Agreement to mean a material and adverse change from the state of affairs presented in the audited December 31, 2007 (the date of the most recent audit at the time the Credit Facility was finalized) financial statements for the Forbes Group or as represented or warranted in any loan document to (a) the consolidated financial position of the Forbes Group, (b) the consolidated business, assets, operations, properties or prospects of the Forbes Group, (c) the Forbes Group’s ability to pay the obligations under the Credit Agreement or (d) the enforceability of the material terms of any material loan document against the Forbes Group. The occurrence of an event of default would allow the lender to accelerate the debt under the Credit Agreement. The Credit Agreement contains a cross-default provision that is triggered on the failure to comply with any other materially significant contract (including the indenture) if such failure is not remedied within any applicable grace period. The indenture contains a cross-default provision that is triggered on the default of any instrument evidencing or securing indebtedness (including the Credit Agreement), if that default is caused by failure to pay principal or interest prior to the expiration of any applicable grace period or if that default results in the acceleration of such indebtedness prior to its maturity, and such indebtedness, together with all other indebtedness where there has been such a default, aggregates $5.0 million or more. The Forbes Group is in compliance with the Credit Agreement.

Significant adverse changes in our expected utilization levels and prices we are able to charge our customers could have a material adverse affect on our financial condition and results of operations and our ability to maintain future compliance with these covenants.

As of March 31, 2009, the Forbes Group had an outstanding principal balance of $12.0 million under the Credit Agreement.

8.	Fair Value Measurements

As of January 1, 2009, SFAS 157 is applicable to all financial assets and liabilities as well as non-financial assets and liabilities. SFAS 157 defines fair value, establishes a framework for measuring fair value when an entity is required to use a fair value measure for recognition or disclosure purposes and expands the disclosures about fair value measurements. SFAS 157 only applies when other standards require or permit the fair value measurement of assets and liabilities. It does not expand the use of fair value measurements.

As defined in SFAS 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). SFAS 157 requires disclosure that establishes a framework for measuring fair value and expands disclosure about fair value measurements. The statement requires that fair value measurements be classified and disclosed in one of the following categories:

Level 1:	Valuation based on quoted market prices for identical assets and liabilities in active markets.

Level 2:	Valuations based on observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.

Level 3:	Valuation based on unobservable inputs reflecting our own assumptions, consistent with reasonably available assumptions made by other market participants. These valuations require significant judgment.

As required by SFAS 157, financial assets and liabilities are classified based on the lowest level of three specific levels input that is significant to the fair value measurement. Assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels.

The Company does not have assets or liabilities that are measured at fair value on a recurring basis. The Company did not revalue any assets or liabilities at fair value subsequent to initial recognition during the three months ended March 31, 2009.

The Company’s financial instruments that are not recorded at fair value include accounts receivable, accounts payable, accrued liabilities, and debt. We believe the carrying value of accounts receivable, accounts payable, and accrued liabilities approximates fair value due to the short maturity of these instruments.

Our fair value assessment incorporates a variety of considerations, including the short-term duration of the instruments, our credit rating, and our historical incurrence of and expected future insignificance of bad debt expense, which includes and evaluation of counterparty credit risk. The estimated fair value of our 11% Senior Secured Notes is $121.1 million and $113.8 million based on market trading prices at March 31, 2009 and December 31, 2008, respectively. The fair value of Other Equipment Notes approximates carrying value at March 31, 2009 and December 31, 2008, respectively.

The carrying amount of the variable rate long-term debt approximates fair value because the borrowing rate is based on a variable market rate of interest.

9.	Related Party Transactions

In connection with the Bermuda Reorganization effective May 29, 2008 each of two executive officers/directors and one additional director contributed approximately 63% of their respective ownership interests in FES LLC to FES Ltd in exchange for 29,500,000 shares of FES Ltd Class B non-voting stock. Each was paid $36 million for his or her then remaining approximately 37% of the ownership interests in FES LLC originally held by such person from proceeds of FES Ltd’s Initial Equity Offering.

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

•	AES owns aircraft that the Forbes Group uses on a regular basis.

•	The Forbes Group has also entered into long-term operating leases with AES for well service rigs, vacuum trucks and related equipment.

The Forbes Group recognized revenues from AES of approximately $0 and $11,000, related to rig, trucking, and equipment and facilities rental activities; expenses of approximately $2.1 million and $1.5 million and capital expenditures of $0 and $2.1 million for the three months ended March 31, 2009 and 2008, respectively. During December 2008, the Forbes Group leased 10 workover rigs from AES under long-term operating leases. Accounts payable to AES as of March 31, 2009 and December 31, 2008, resulting from such transactions were $194,000 and $106,000, respectively. Accounts receivable from AES as of March 31, 2009 and December 31, 2008, resulting from such transactions were $0 and $76,000, respectively.

Dorsal Services, Inc. is a trucking service provider that provides services to the Forbes Group. One of FES Ltd’s executive officers, who also serves as a director of FES Ltd, is a partial owner of Dorsal Services, Inc. The Forbes Group recognized revenues of approximately $38,000 and $11,000 related to trucking services, equipment rental, and wash out activities; expenses of approximately $60,000 and $198,000; and capital expenditures of approximately $0 and $28,000 from transactions with Dorsal Services, Inc. for the three months ended March 31, 2009 and 2008, respectively. The Forbes Group had accounts receivable from Dorsal Services, Inc. of $117,000 and 97,000 as of March 31, 2009 and December 31, 2008, respectively, resulting from such transactions. The Forbes Group had accounts payable to Dorsal Services, Inc. of $46,000 and $89,000 as of March 31, 2009 and December 31, 2008, resulting from such transactions.

Tasco Tool Services, Inc. is a down-hole tool company that is partially owned and managed by a company that is owned by two officers of FES Ltd. Tasco rents and sells tools to the Forbes Group from time to time. The Forbes Group had revenues from Tasco of $0 and $0 and recognized expenses of approximately $38,000 and $7,000 and capital expenditures of $12,000 and $20,000 related to transactions with Tasco for the three months ended March 31, 2009 and 2008, respectively. Accounts payable to Tasco as of March 31, 2009 and December 31, 2008 were $39,000 and $40,000, respectively, resulting from these transactions.

FCJ Management (“FCJ”) is a corporation that leases land and facilities to the Forbes Group and is owned by two of the executive officers of FES Ltd, who also serve as directors of FES Ltd, and a manager of one of the subsidiaries of FES Ltd. The Forbes Group recognized expenses of $3,000 and $0 for the three months ended March 31, 2009 and 2008, respectively. No revenues have been recognized from FCJ for any period. The Forbes Group had no accounts receivable from FCJ or accounts payable to FCJ as of March 31, 2009 or December 31, 2008.

C&F Partners is an entity that is owned by an officer of FES Ltd. The Forbes Group recognized no revenues for either period. The Forbes Group recognized expenses of $130,000 and zero for the three months ended March 31, 2009 and 2008, respectively related to aircraft rental. There were no capital expenditures for either period. There were no accounts receivable, and accounts payable were $43,000 and $42,000 as of March 31, 2009 and December 31, 2008.

The Forbes Group rents or leases fifteen separate properties from AES for separate parcels of land and buildings. The leases were entered into at various dates subsequent to December 31, 2006. Each lease has a five-year term with the Forbes Group having the option to extend from between one and five years. Aggregate amounts paid for the fifteen rentals and leases were $0.3 million and $0.1 million for the three months ended March 31, 2009 and 2008, respectively.

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

The Forbes Group has a relationship with a bank in which the President, Chief Executive Officer, and director is also a director of the Forbes Group. As of March 31, 2009 and December 31, 2008, the Forbes Group had $24.5 million and $10.6 million on deposit with this bank.

10.	Commitments and Contingencies

Concentrations of Credit Risk

Financial instruments which subject the Forbes Group to credit risk consist primarily of cash balances maintained in excess of federal depository insurance limits and trade receivables. The Forbes Group restricts investment of temporary cash investments to financial institutions with high credit standings. The Forbes Group’s customer base consists primarily of multi-national and independent oil and natural gas producers. The Forbes Group performs ongoing credit evaluations of its customers but generally does not require collateral on its trade receivables. With the industry down-turn customer concentration is changing. For the three months ended March 31, 2009 Forbes largest customer, five largest customers, and ten largest customers constituted 12.4%, 36.4%, and 48.6% of revenues, respectively. The loss of any one of our top five customers would have a negative impact on the revenues and profits of the company. Further, our trade accounts receivable are from companies within the oil and natural gas industry and as such Forbes is exposed to normal industry credit risks. Forbes continually evaluates its reserves for potential credit losses and establishes reserves for such losses.

Self-Insurance

We are self-insured up to retention limits with regard to workers’ compensation and medical coverage of our employees. We have deductibles for workers’ compensation of $250,000 bodily injury per accident and $250,000 per each claim for disease. The medical coverage has a $125,000 deductible per individual plus a $250,000 aggregate deductible. Deductibles for automobile liability and general liability are $100,000 per occurrence. Workers’ compensation, general liability and automobile liability have an aggregate stop loss in the amount of $6,425,250. The Forbes Group has incurred but not processed claims at March 31, 2009 and December 31, 2008 of approximately $2.9 million and $2.0 million, respectively. These claims were unprocessed as of those respective dates, and their values are estimated and included in accrued expenses in the accompanying consolidated balance sheets.

Litigation

We are subject to various other claims and legal actions that arise in the ordinary course of business. We do not believe that any of these claims and actions, separately or in the aggregate, will have a material adverse effect on our business, financial condition, results of operations or cash flows, although we cannot guarantee that a material adverse effect will not occur.

11.	Supplemental Cash Flow Information

	Three Months Ended March 31,
	2009	2008
Cash paid for
Interest	$11,468,591	$3,306,456
Taxes	—	—
Supplemental schedule of non-cash investing and financing activities
Seller-financed purchases of property and equipment	$—	$26,477,366
Changes in accrued capital expenditures	(2,111,920)	36,761,105
Insurance proceeds receivable	750,000	—

12.	Earnings/(Loss) per Share

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

Concurrent with the Equity Offering on May 29, 2008, we began conducting our business through, a newly formed corporation and holding company. Historical net income per share was not presented for the three months ended March 31, 2008 because we were structured as a limited liability company, had limited member units and there were no ownership interests that were convertible into common stock or a common stock equivalent.

The pro forma net income per share reflects the effects related to our Bermuda Reorganization from a limited liability company to a “C” corporation, the issuance of our common stock in connection with our Initial Equity Offering and an assumed effective tax rate of 37%.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2009	2008
		(Proforma)
Basic:
Net income (loss)	$(4,535,490)	$4,675,786

Weighted average common shares	62,111,200	54,144,700

Basic net income (loss) per share	$(0.07)	$0.09

Diluted:
Net income (loss)	$(4,535,490)	$4,675,786

Weighted average common shares	62,111,200	54,144,700
Stock options	—	—

Weighted average common shares—diluted	62,111,200	54,144,700

Diluted net income (loss) per share—diluted	$(0.07)	$0.09

All options for the three months ended March 31, 2009 were anti-dilutive.

13.	Income Taxes

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. The Company is subject to the provisions of FIN 48 after June 27, 2008 when it became subject to filing under the Securities Exchange Act of 1934. Prior to May 29, 2008, the entities comprising the Forbes Group were flow-through entities for tax purposes; therefore, the former owners are responsible for any tax adjustments related to prior years, although Management believes no uncertainties exist related to those prior years. The Forbes Group has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns and is unaware of any uncertain tax positions. The Company files tax returns in the U.S., Texas, and Mexico. The Forbes Group became subject to federal income taxes on May 29, 2008 and has not yet been required to file a federal income tax return. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48. In addition, the Company was not required to record a cumulative effect adjustment related to the adoption of FIN 48.

The Company’s benefit from application of the effective tax rate for the three months ended March 31, 2009 was 38%. The difference between the effective rate and 35% statutory rate is primarily related to Texas state franchise taxes. For the three months ended March 31, 2008, the effective tax rate was 0% as the Forbes Group was not a taxable entity prior to May 29, 2008 and all tax attributes were passed through to the owners.

The Forbes Group is subject to the revised Texas Franchise tax. The revised Texas Franchise tax is an income tax equal to one percent of Texas sourced revenue reduced by the greater of (a) cost of goods sold (as defined by Texas law), (b) compensation (as defined by Texas law) or (c) thirty percent of the Texas-sourced revenue. The Forbes Group accounts for the revised Texas Franchise tax in accordance with SFAS No. 109, because the tax is derived from a taxable base that consists of income less deductible expenses. For the three months ended March 31, 2009, the Forbes Group recorded franchise tax expense of $0.2 million.

14.	Business Segment Information

The Forbes Group has determined that it has two reportable segments organized based on its products and services—well servicing and fluid logistics. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

Well Servicing

The well servicing segment consists of operations in the U.S. and Mexico, which provides (i) well maintenance, including remedial repairs and removal and replacement of downhole production equipment, (ii) well workovers, including significant downhole repairs, re-completions and re-perforations, (iii) completion and swabbing activities, and (iv) plugging and abandoning services. In addition, the Forbes Group has tubing testing units that are used to conduct pressure testing of oil and natural gas production tubing.

Fluid Logistics

The fluid logistics segment consists of operations in the U.S., which provide, transport, store and dispose of a variety of drilling and produced fluids used in and generated by oil and natural gas production activities. These services are required in most workover and completion projects and are routinely used in daily producing well operations.

The following table sets forth certain financial information with respect to the Company’s reportable segments:

	Well Servicing	Fluid Logistics	Consolidated
Three months ended March 31, 2009
Operating revenues	$31,539,008	$31,892,374	$63,431,382
Direct operating costs	26,395,709	23,231,671	49,627,330

Segment profits	$5,143,299	$8,660,753	$13,804,052

Depreciation and amortization	$5,252,468	$4,438,904	$9,691,372
Capital expenditures	6,011,830	1,317,514	7,329,344
Assets	282,294,699	195,855,690	478,150,389

Three months ended March 31, 2008 (As Restated-See Note 17)

Operating revenues	$39,284,338	$31,238,521	$70,522,859
Direct operating costs	24,404,782	22,294,883	46,699,665

Segment profits	$14,879,556	$8,943,638	$23,823,194

Depreciation and amortization	$3,934,144	$3,105,879	$7,040,023
Capital expenditures	37,864,307	10,228,403	48,092,710

	Three Months Ended March 31,
	2009	2008
		(As Restated See Note 17)
Reconciliation of the Forbes Group Operating Income as Reported:
Segment profits	$13,804,052	$23,823,194
General and administrative expenses	5,773,879	3,142,681
Depreciation and amortization	9,691,372	7,040,023

Operating income (loss)	(1,661,199)	13,640,490
Other income (expenses), net	(5,653,236)	(5,945,592)

Income (loss) before income taxes	$(7,314,435)	$7,694,898

	As at March 31, 2009	As at December 31, 2008
Reconciliation of the Forbes Group Assets as Reported:
Total reportable segments	$478,150,389	$469,286,145
Eliminate internal transactions	(448,164,134)	(405,882,394)
Parent	447,134,511	419,397,640

Total assets	$477,120,766	$482,801,391

Financial information about geographic areas

Revenue from the Company’s non-U.S. operations were $2.7 million and zero for the quarters ended March 31, 2009 and 2008, respectively. All other revenue was generated by the Company’s U.S. operations. Long-lived assets located in Mexico were approximately $1.1 million and $0.3 million as of March 31, 2009 and December 31, 2008, respectively. All other long-lived assets were located in the U.S.

15.	Guarantor and Non-Guarantor Condensed Consolidating Financial Statements

The Senior Secured Notes are guaranteed by FES Ltd, the parent company of FES LLC and Forbes Energy Capital Inc., as well as the Guarantor Subs. All of the Guarantor Subs are “100% owned” and guarantee the securities on a “full and unconditional” and “joint and several” basis. FES Ltd has two 100% owned indirect subsidiaries, that have not guaranteed the Senior Secured Notes. FES Ltd has independent operations through a branch office in Mexico. The Guarantor Subs represent the majority of the Company’s operations. There are no significant restrictions on FES Ltd’s ability or the ability of any guarantor to obtain funds from its subsidiaries by such means as a dividend or loan except for certain restrictions contained in the Credit Facility restricting payment of dividends by the principal operating subsidiaries.

These schedules are presented using the equity method of accounting for all periods presented. Under this method, investments in subsidiaries are recorded at cost and adjusted for the Company’s share in the subsidiaries’ cumulative results of operations, capital contributions and distributions and other changes in equity. Elimination entries relate primarily to the elimination of investments in subsidiaries and associated intercompany balances and transactions. During the first quarter of 2009, the Company’s Mexico Operations became fully functional resulting in customer billings of $2.7 million.

During the three months ended March 31, 2009 the Company concluded that its Mexico operations met the criteria requiring disclosure in accordance with Rule 3-10 of Regulation S-X.

Supplemental financial information for Forbes Energy Services Ltd., the parent, Forbes Energy Services LLC and Forbes Energy Capital, Inc., the issuers, our combined subsidiary guarantors and our non-guarantor subsidiaries is presented below. The December 31, 2008 supplemental information has not been included because the then existing non-guarantor was deemed to be minor as of and for the period ending that date.

Condensed Consolidating Balance Sheet

As of March 31, 2009

	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$127,432	$11,439,627	$27,640,273	$341,476	$—	$39,548,808
Accounts receivable	3,133,199	34,903	49,260,812	—	—	52,428,914
Prepaid expenses	—	1,144,837	3,713,201	71,732	—	4,929,770
Other current assets	—	—	2,044,586	—	—	2,044,586

Total current assets	3,260,631	12,619,367	82,658,872	413,208	—	98,952,078
Property and equipment, net	—	—	326,274,572	1,107,742	—	327,382,314
Investments in affiliates	71,981,181	106,227,004	(1,084,807)	—	(177,123,378)	—
Intercompany receivables	86,067,747	329,854,858	32,242,249	3,113,348	(451,278,202)	—
Intangible assets, net	—	—	38,744,678	—	—	38,744,678
Deferred financing costs, net	—	11,952,520	51,373	—	—	12,003,893
Other assets	—	—	26,659	11,144	—	37,803

Total assets	$161,309,559	$460,653,749	$478,913,596	$4,645,442	$(628,401,580)	$477,120,766

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$600	$1,205,853	$27,948,363	$187,084	$—	$29,341,900
Income taxes payable	—	—	1,094,085	59,222	—	1,153,307
Accrued liabilities	—	2,939,301	9,848,683	469,030	—	13,257,014
Current maturities of long-term debt	—	—	3,772,082	—	—	3,772,082

Total current liabilities	600	4,145,154	42,663,213	715,336	—	47,524,303
Long-term debt, net of current maturities	—	197,750,087	18,200,697	—	—	215,950,784
Intercompany payables	19,588,007	186,777,327	239,897,847	5,015,022	(451,278,203)	—
Deferred tax liability	(12,782,487)	—	71,924,727	—	—	59,142,240

Total liabilities	6,806,120	388,672,568	372,686,484	5,730,358	(451,278,203)	322,617,327

Shareholders’ equity	154,503,439	71,981,181	106,227,112	(1,084,916)	(177,123,377)	154,503,439

Total liabilities and shareholders’ equity	$161,309,559	$460,653,749	$478,913,596	$4,645,442	$(628,401,580)	$477,120,766

Condensed Consolidating Statement of Operations

For the Three Months Ended March 31, 2009

	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Well servicing	$2,708,534	$—	$29,250,474	$2,708,534	$(3,128,534)	$31,539,008
Fluid logistics	—	—	31,892,374	—	—	31,892,374

Total revenues	2,708,534	—	61,142,848	2,708,534	(3,128,534)	63,431,382

Expenses
Well servicing	2,929,255	—	24,517,877	2,077,111	(3,128,534)	26,395,709
Fluid logistics	—	—	23,231,621	—	—	23,231,621
General and administrative	436,078	2,180,985	2,808,035	348,781	—	5,773,879
Depreciation and amortization	—	—	9,661,330	30,042	—	9,691,372

Total expenses	3,365,333	2,180,985	60,218,863	2,455,934	(3,128,534)	65,092,581

Operating income	(656,799)	(2,180,985)	923,985	252,600	—	(1,661,199)
Interest Expense	—	(6,434,307)	(219,372)	2	—	(6,653,677)
Equity in income (loss) of affiliates	(6,805,071)	836,118	152,270	—	5,816,683	—
Other income, net	—	974,103	67,433	(41,095)	—	1,000,441

Income before taxes	(7,461,870)	(6,805,071)	924,316	211,507	5,816,683	(7,314,435)
Income tax expense	(2,926,380)	—	88,213	59,222	—	(2,778,945)

Net income (loss)	$(4,535,490)	$(6,805,071)	$836,103	$152,285	$5,816,683	$(4,535,490)

Condensed Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2009

	Parent	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Net cash provided by (used in) operating activities	$(5,165)	$13,257,889	$304,723	$1,111,794	$—	$14,669,241

Cash flows from investing activities
Insurance Proceeds	—	—	826,081	—	—	826,081
Purchase of property and equipment	—	—	(7,151,164)	(790,099)	—	(7,941,263)

Net cash provided by (used in) investing activities	—	—	(6,325,083)	(790,099)	—	(7,115,182)

Cash flows from financing activities
Payments related to issuance of common stock	(4,294)	—	—	—	—	(4,294)
Net borrowings under the Credit Facility	—	—	12,000,000	—	—	12,000,000
Repayments of debt	—	(2,015,000)	(1,455,024)	—	—	(3,470,024)

Net cash provided by (used in) financing activities	(4,294)	(2,015,000)	10,544,976	—	—	8,525,682

Net increase/(decrease) in cash and cash equivalents	(9,459)	11,242,889	4,524,616	321,695	—	16,079,741
Cash and cash equivalents
Beginning of period	136,891	196,738	23,115,657	19,781	—	23,469,067

End of period	$127,432	$11,439,627	$27,640,273	$341,476	$—	$39,548,808

16.	Equity Securities

Common Shares

Holders of common shares have no pre-emptive, redemption, conversion, or sinking fund rights. Holders of common shares are entitled to one vote per share on all matters submitted to a vote of holders of common shares. Unless a different majority is required by law or by the Company’s bye-laws, resolutions to be approved by holders of common shares require approval by a simple majority of votes cast at a meeting at which a quorum is present. In the event of the liquidation, dissolution, or winding up of the Company, the holders of common shares are entitled to share equally and ratably in the Company’s assets, if any, remaining after the payment of all of its debts and liabilities, subject to any liquidation preference on any issued and outstanding preference shares.

Class B Shares

Holders of Class B shares have all of the rights of holders of common shares, except for the differences described in this section. The Class B shares are convertible at any time at the discretion of each holder into common shares. Holders of Class B shares have the right to be present at annual shareholder meetings, but, except as otherwise provided in the Companies Act 1981 of Bermuda and the Company’s bye-laws, have no right to vote on any matters at such meetings. Under the bye-laws, the holders of the Class B shares are permitted to vote with the common shares on an as-converted basis for the following actions:

•	any increase or decrease in the authorized number of common shares or preference shares;

•	any agreement by the Company or its shareholders regarding a “business combination” (as defined in the bye-laws);

•	any increase of decrease in the authorized number of members of the board of directors;

•	the liquidation, dissolution or winding up of the Company; and

•	voluntary placement of the Company into receivership proceedings in any relevant jurisdiction.

In addition, the following actions require the approval of holders of 75% of the Class B shares:

•	any increase or decrease in the authorized number and any issuance of Class B shares;

•	any alteration or waiver of any provision of the bye-laws in a manner adverse to the holders of the Class B shares; and

•

any authorization or any designation, whether by reclassification or otherwise, of any new class or series of shares or any other securities convertible into equity securities of the Company having voting rights or ranking on a parity with or senior to the Class B shares in right of redemption, liquidation preference, or dividend rights, or any increase in the authorized or designated number of any such new class or series.

In addition to the rights above, holders of Class B shares have the right to nominate a majority of the board of directors for election for as long as such holders own at least a majority of the capital stock of the Company. In the event that such holders own between 25% and 50% of the capital stock of the Company, they shall have the right to nominate that number of directors commensurate with their percentage ownership of the Company, with such number being not less than two.

17.	Restatement

Subsequent to the issuance of our unaudited condensed consolidated financial statements for the quarter ended March 31, 2008, we determined that those financial statements included errors relating to goodwill and classification of accounts within stockholders’ equity. In connection with the Delaware Reorganization effective January 1, 2008, an error was made in the application of purchase accounting that resulted in the overstatement of goodwill and property and equipment of $28.2 million and $1.8 million, respectively, and an overstatement of members’ equity of $30.0 million as of March 31, 2008. A misapplication of purchase accounting also resulted in the incorrect classification of accounts within stockholders’ equity. As a result, we are restating our unaudited condensed consolidated financial statements as of and for the quarter ended March 31, 2008 to correct these errors, as follows:

Consolidated Balance Sheet

	As of March 31, 2008
	As Previously Reported	Restatement Adjustments	As Restated
Assets
Property and equipment, net	$262,400,743	$(1,788,779)	$260,611,964
Goodwill	32,597,846	$(28,234,477)	$4,363,369
Total assets	416,719,875	$(30,023,256)	$386,696,619

Liabilities and Members’ Equity
Members’ equity	$165,915,147	$(30,023,256)	$135,891,891
Total liabilities and members’ equity	416,719,875	(30,023,256)	386,696,619

Consolidated Statements of Operations

	Three Months Ended March 31, 2008
	As Previously Reported	Restatement Adjustments	As Restated
Depreciation and amortization	$7,122,040	$(82,017)	$7,040,023
Total expenses	56,964,386	(82,017)	56,882,369
Operating income	13,558,473	82,017	13,640,490
Income before taxes	7,612,881	82,017	7,694,898
Net income	7,440,881	82,017	7,522,898

Consolidated Statements of Cash Flows

	Three Months Ended March 31, 2008
	As Previously Reported	Restatement Adjustments	As Restated
Cash flows from operating activities:
Net Income	$7,440,881	$82,017	$7,522,898
Adjustments to reconcile net income to net cash provided by operating activities - Depreciation and amortization expense	7,122,040	(82,017)	7,040,023
Net cash provided by operating activities	13,605,393	—	13,605,393

There was no impact on cash flows from investing and financing activities.

Consolidated Statements of Changes in Members’ Equity

	Three Months Ended March 31, 2008
	As Previously Reported	Restatement Adjustments	As Restated
January 1, 2008 Delaware reorganization	$—	$35,603,182	$35,603,182
Acquisition of TES and STT	91,247,000	4,750,812	95,997,812
Net Income	7,440,881	82,017	7,522,898
Total Members’ Equity	165,915,147	(30,023,256)	135,891,891

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with the audited financial statements for the year ended December 31, 2008 included in our Annual Report on Form 10-K. Any forward-looking statements made by or on our behalf are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Readers are cautioned that such forward-looking statements involve risks and uncertainties in that the actual results may differ materially from those projected in the forward-looking statements. Important factors that could cause actual results to differ include risks set forth in “Part II-Item 1A. Risk Factors” included herein.

Overview

Forbes Energy Services Ltd. (“FES Ltd”) and its domestic subsidiaries, Forbes Energy Services LLC (“FES LLC”), Forbes Energy Capital Inc. (“FES CAP”), C.C. Forbes, LLC (“CCF”), TX Energy Services, LLC (“TES”), Superior Tubing Testers, LLC (“STT”) and Forbes Energy International, LLC (“FEI LLC”), are headquartered in Alice, Texas and conduct business primarily in the state of Texas. In late 2008, FES LLC and FEI LLC formed Forbes Energy Services México, S. de R.L. de C.V. and Forbes Energy Services México Servicios, S. de R.L. de C.V., each a Mexican limited liability partnership (sociedad de responsabilidad limitada de capital variable).

As used in this Quarterly Report on Form 10-Q, the “Company,” the “Forbes Group,” “we,” and “our” mean FES Ltd and its subsidiaries on and after May 29, 2008; FES LLC and its subsidiaries from January 1, 2008 to May 28, 2008.

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

We currently conduct our operations through the following two business segments:

•

Well Servicing. Our well servicing segment comprised 49.7% of consolidated revenues for the three months ended March 31, 2009. At March 31, 2009, our well servicing segment utilized our modern fleet of 170 owned or leased well servicing rigs, which included 162 workover rigs and 8 swabbing rigs, and related assets and equipment These assets are used to provide (i) well maintenance, including remedial repairs and removal and replacement of downhole production equipment, (ii) well workovers, including significant downhole repairs, re-completions and re-perforations, (iii) completion and swabbing activities, and (iv) plugging and abandoning services. In addition, we have a fleet of 6 tubing testing units that are used to conduct pressure testing of oil and natural gas production tubing.

•

Fluid Logistics. Our fluid logistics segment comprised 50.3% of consolidated revenues for the three months ended March 31, 2009. Our fluid logistics segment utilized our fleet of owned or leased fluid transport trucks and related assets, including specialized vacuum, high-pressure pump and tank trucks, frac tanks, water wells, salt water disposal wells and facilities, and related equipment. These assets are used to provide, transport, store, and dispose of a variety of drilling and produced fluids used in, and generated by, oil and natural gas production. These services are required in most workover and completion projects and are routinely used in daily operations of producing wells.

We believe that our two business segments are complementary and create synergies in terms of selling opportunities. Our multiple lines of service allow us to capitalize on our existing customer base to grow within existing markets, generate more business from existing customers, and increase our operating profits. By offering our customers the ability to reduce the number of vendors they use, we believe we help improve our customers’ efficiency. This is demonstrated by the fact that 76.8% of our revenues for the three months ended March 31, 2009 were from customers that utilized services of both of our business segments. Further, by having multiple service offerings that span the life cycle of the well, we believe we have a competitive advantage over smaller competitors offering more limited services.

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

Workover Rig Rates

Our well servicing segment revenues are dependent on the prevailing market rates for workover rigs. Market dayrates for workover rigs increased from 2003 through the first half of 2008, as high oil and natural gas prices and declining domestic production resulted in a substantial growth of drilling activity and demand for workover services that are used primarily to maintain or enhance production levels of existing producing wells. In the second half of 2008 and to date in 2009, we have experienced declines in demand and significant pricing pressure that are a result of the general economic decline and, more specifically, the precipitous decline in oil prices. These pricing pressures have resulted in the granting of price decreases to our customers during the three months ended March 31, 2009.

Fluid Logistics Rates

Our fluid logistics segment revenues are dependent on the prevailing market rates for fluid transport trucks and the related assets, including specialized vacuum, high-pressure pump and tank trucks, frac tanks and salt water disposal wells. Prior to the general economic decline that commenced in the latter half of 2008, higher oil and natural gas prices resulted in growing demand for drilling and our services and, since the decline, lower oil and natural gas prices have resulted in reduced demand for drilling and our services. Required disposal of fluids produced from wells and the increased number of wells in service through the first half of 2008 led to a higher demand for fluid logistics services. In the second half of 2008 and to date in 2009, fluid logistics rates have been under significant downward pressure.

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

Capital Expenditures and Debt Service Obligations

As a general matter, our capital expenditures to maintain our assets have been relatively limited. We have incurred indebtedness to invest in new assets to grow our business. As a result, the indebtedness we incurred for our capital expenditures has significantly increased our debt service obligations. The majority of the net proceeds of the issuance (the “Debt Offering”) of our $205 million 11% senior secured notes (the “Senior Secured Notes”) was used to repay indebtedness incurred on capital expenditures. Most of our new assets have been acquired through bank borrowings, short-term equipment vendor financings, cash flows from operations and other permitted financings. In the near term, we expect our capital expenditures will primarily relate to our Mexico operation and will be subject to the constraints of the covenants under our indenture and revolving credit facility. As of April 30, 2009, we had approximately $200,000 in additional capacity available under our revolving credit agreement and cash on hand of $35.4 million. We have had no additional borrowings since March 31, 2009.

Capital Expenditures and Operating Income Margins

The well servicing segment typically has higher operating income margins along with higher capital expenditures when compared with the fluid logistics segment, which has lower operating margins but also lower capital expenditure requirements. However, with the recent industry downturn, we have experienced less margin pressure on our fluid logistics segment, which has resulted in more favorable margins in that segment, relative to the well servicing segment.

Presentation

We note that FES LLC and its subsidiary limited liability companies that comprised the Forbes Group until May 29, 2008 were not subject to federal income tax. All of the income, losses, credit, and deductions of these entities were passed through to the equity owners for purposes of their individual income tax returns, which is why these are referred to as “flow through entities” for federal income tax purposes. Accordingly, no provision for income taxes is included in the following discussion and analysis of our historical operations through May 28, 2008. As of May 29, 2008, in conjunction with the Initial Equity Offering and the related Bermuda Reorganization, the Forbes Group became subject to U.S. federal income tax.

Results of Operations

The following discussion, as well as the discussion found under “Liquidity and Capital Resources,” compares our consolidated financial information as of and for the three months ended March 31, 2009 to the three months March 31, 2008.

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Revenues. For the three months ended March 31, 2009, revenues decreased by $7.1 million, or 10.1%, to $63.4 million when compared to the same period in the prior year. During the fourth quarter 2008 and first quarter 2009 we experienced declines in demand and significant pricing pressure that are a result of the general economic decline.

Well Servicing — Revenues from the well servicing segment decreased $7.7 million for the period, or 19.7% to $31.5 million compared to the corresponding period in the prior year. The decrease was largely due to the demand and the decline in oil prices which resulted in a reduced demand for our well services. Well servicing hours were 69,000 and 76,000, and work days were 63 and 64, for the three months ended March 31, 2009 and 2008, respectively. Also contributing to the decrease in revenues was a 21.2% decrease in billing rates between the two quarters. We utilized 170 well servicing rigs as of March 31, 2009, compared to 125 well servicing rigs at March 31, 2008, a 36.0% increase. Of the 170 rigs available as of March 31, 2009, eight were allocated to Mexico operations. Of the 162 in the U.S. at March 31, 2009, only approximately 50.0% were being utilized due to the general industry decline. Of the eight allocated to Mexico operations approximately 50.0% were being utilized. Two of the rigs were being readied for service and two were in transit. Management anticipates that six rigs will begin to be utilized in Mexico by June 30, 2009.

Fluid Logistics — Revenues from the fluid logistics segment increased $0.7 million for the period, or 2.1%, to $31.9 million compared to the corresponding period in the prior year. This increase in revenues was caused in part by increased hours. Fluid transport billable hours were 229,219 and 221,377, and work days were 75 and 77 for the three months ended March 31, 2009 and 2008 as the Company includes Saturdays in its work days for fluid logistics. These increased hours were offset by customer price reductions of approximately 2.2% and a drop in utilization to 74.7% for the three months ended March 31, 2009 from 96.3% for the three months ended March 31, 2008. Estimated trucks in service during the three months ended March 31, 2009 and March 31, 2008 were 370 and 287, respectively. Our principal fluid logistics assets at March 31, 2009 and March 31, 2008 were as follows:

	As of March 31,		% Increase
Asset	2009	2008
Vacuum trucks	294	224	31.3%
High-pressure pump trucks	19	15	26.7%
Other heavy trucks	57	48	18.8%
Frac tanks (includes leased)	1,370	1,096	25.0%
Salt water disposal wells	16	14	0%

Operating Expenses. Our operating expenses (excluding general and administrative expenses and depreciation and amortization) increased to $49.6 million for the three months ended March 31, 2009, from $46.7 million for the three months ended March 31, 2008, a decrease of $2.9 million or 6.3%. Operating expenses as a percentage of revenues were 78.2% for the three months ended March 31, 2009, compared to 66.2% for the three months ended March 31, 2008. This increase in operating expense as a percentage of our revenues is generally attributable to lower utilization of our equipment, and a significant reduction in the rates we are able to invoice our customers, which has been partially offset by reductions in labor costs (rates and hours) and fuel price decreases, as discussed below.

Well Servicing — Operating expenses from the well servicing segment increased by $2.0 million, or 8.2%, to $26.4 million. Well servicing operating expenses as a percentage of well servicing revenues were 83.7% for the three months ended March 31, 2009, compared to 62.1% for the three months ended March 31, 2008, an increase of 21.6%. This can be attributed primarily to a decrease of approximately 21.2% in average billing rates per well service rig between the two quarters. In addition to declining rates from our customers, average well service rig utilization decreased to 56.3% for the three months ended March 31, 2009 from 94.6% for the three months ended March 31, 2008. These changes were partially offset by the addition of 45 well service rigs between April 1, 2008 and March 31, 2009. Rent equipment increased by $1.3 million primarily due to an additional well service equipment leases. Repairs & maintenance, bad debt expense, property taxes, payroll and rent facilities also increased by $1.1 million, $0.8 million, $0.5 million, $0.5 million and $0.2 million, respectively. The $0.8 million in additional bad debt expense relates primarily to one customer that reportedly may be filing bankruptcy in the near future due to sustained low oil and natural gas prices. Forbes is in discussions with the customer and has initiated legal action to protect its interest, including the filing of mineral liens against the respective leasehold interests where our services were rendered. Eighty percent of the amount due from this customer was reserved through an allowance for doubtful accounts. There is a reasonable possibility that the majority of this debt could be collected over the next several years as oil and natural gas reserves deplete resulting in more favorable energy prices. Additional general industry financial pressures due to the down turn will, more likely than not, result in additional bad debts expense during 2009. Expenses that decreased included supplies & parts, out of town expense and fuel & oil expense by $1.6 million, $0.5 million and $0.3 million respectfully. These decreases were the result of more aggressive cost management and declining product costs. The changes in expenses and decreases in revenues were in line with management’s expectations and were consistent with the rapidly changing industry.

Fluid Logistics — Operating expenses from the fluid logistics segment increased by $0.9 million, or 4.0%, to $23.2 million. Fluid logistics operating expenses as a percentage of fluid logistics revenues were 72.8% for the three months ended

March 31, 2009, compared to 71.4% for the three months ended March 31, 2008. This is primarily attributable to a decrease in average customer rates of 2.2% between these same two periods which was partially offset by cost reductions. Between these same periods the Forbes added a number of additional heavy trucks as listed in the above schedule. The benefit of these additions was offset by a decrease in average utilization to 74.7% for the three months ended March 31, 2009 as compared with average utilization of 96.3% for the three months ended March 31, 2008. The increase in fluid logistics operating expenses of $0.9 million was due in large part to an increase in product and chemical costs of $1.0 million, or 63.3%, for the three months ended March 31, 2009, when compared to the same period in the prior year due to product and chemical price increases of 97.1%. Product and chemical cost as a percentage of revenues was 7.9% and 5.0% for the three months ended March 31, 2009 and 2008, respectively. Fuel costs decreased by $0.8 million, or 18.5% to $3.5 million due to activity decline in drilling and well services, more specifically, and the precipitous decline in oil prices. Fuel costs as a percentage of revenues were 10.8% and 13.6% for the three months ended March 31, 2009 and March 31, 2008, respectively. Bad debt expense increased by $0.2 million primarily because of one customer who reportedly may be filing bankruptcy in the near future due to sustained low oil and natural gas prices. Forbes is in discussions with the customer and has initiated legal action to protect its interest, including the filing of mineral liens against the respective leasehold interests where our services were rendered. Eighty percent of the amount due from this customer was reserved through an allowance for doubtful accounts. There is a reasonable possibility that the majority of this debt could be collected over the next several years as oil and natural gas reserves deplete resulting in more favorable energy prices. Additional general industry financial pressures due to the downturn will, more likely than not, result in additional bad debts expense in 2009. The remaining $0.5 million change is related to various expenses that were consistent with the activity of the business.

General and Administrative Expenses. General and administrative expenses from the consolidated operations increased by approximately $2.7 million, or 83.7%, to $5.8 million. General and Administrative expense as a percentage of revenues was 9.1% and 4.5% for the three months ended March 31, 2009 and 2008, respectively. Professional fees for accounting and legal services increased by $1.6 million primarily related to the costs associated with the transition from a private to a publicly reporting company. The Company had stock based compensation expense for March 31, 2009 and March 31, 2008 totaling $0.4 million and $0. Wage and insurance expense totaled $0.7 million.

Depreciation and Amortization. Depreciation and amortization expenses increased by $2.7 million, or 37.7%, to $9.7 million, due to new equipment acquired throughout 2008. Capital expenditures incurred for the three months ended March 31, 2009 were $7.3 million compared to $48.1 million for the three months ended March 31, 2008.

Interest and Other Expenses. Interest and other expenses were $5.7 million in the three months ended March 31, 2009, compared to $5.9 million in the three months ended March 31, 2008. This decrease is due in part to the repurchase of bonds in the first quarter of 2009.

Income Taxes. We recognized no income tax expense for the three months ended March 31, 2008 as the Company was a nontaxable entity. We recognized an income tax benefit of $2.7 million for the three months ended March 31, 2009 due to the loss recognized during the quarter.

Liquidity and Capital Resources

Overview

Our Credit Facility (as defined below) and the indenture governing our Senior Secured Notes and the debt outstanding thereunder impose significant restrictions on us and increase our vulnerability to adverse economic and industry conditions that could limit our ability to obtain additional or replacement financing. While the principal indebtedness of the Credit Facility is not scheduled for repayment until April 2012 and the Senior Secured Notes not until February 2015, our inability to satisfy any obligations under these agreements would constitute an event of default. Under the Credit Facility, an event of default will be deemed to have occurred if there is a change in control over us or if a material adverse change occurs with regards to our consolidated financial position, our consolidated business, assets, operations, properties or prospects, our ability to timely pay the obligations under the Credit Facility or the enforceability of the material terms of any material loan document against us. The lender under the Credit Facility could, at some future date, make a determination that such a material adverse change has occurred, which is outside our control. The indenture governing the Senior Secured Notes does not have similar material adverse change or change in control events of default but does require an offer to redeem the Senior Secured Notes in the event of a change in control. It does contain a cross-default provision that would be triggered if the debt under the Credit Facility were accelerated. See a discussion of cross-default provisions in notes 9 and 10 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008. A default could result in all or a portion of our outstanding debt becoming immediately due and payable. If this would occur, we might not be able to obtain waivers or secure alternative financing to satisfy all of our obligations simultaneously. Given current market conditions, our ability to access the capital markets or to effect any asset sales might be restricted at a time when we would like or need to raise capital. In addition, the current economic conditions could also impact our customers and vendors and may cause then to fail to meet their obligations to us with little or no warning. These events could have a material adverse effect on our business, financial position, results of operations and cash flows and the ability to satisfy the obligations under our debt agreements.

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

Within certain constraints, we can conserve capital by reducing or delaying capital expenditures, deferring non-regulatory maintenance expenditures and further reducing operating and administrative costs. While postponing or eliminating capital expenditures would delay or reduce future cash flows, we believe these actions can provide us the flexibility to match our capital commitments to our available capital resources. Although we currently believe our cash, cash equivalents, projected cash flows from operations, and the availability under our Credit Facility will be sufficient to meet our cash requirements for the next year and the foreseeable future, the factors described above create uncertainty.

We have historically funded our operations, including capital expenditures, with bank borrowings, vendor financings, cash flow from operations, the issuance of our Senior Secured Notes and the proceeds from our Initial Equity Offering and our October 2008 U.S. private placement.

As of March 31, 2009, we had $39.5 million in cash and cash equivalents, $216.0 million in long-term debt outstanding, $3.8 million in short-term debt outstanding, and $19.0 million of short-term (less than six months) equipment vendor financings for well servicing rigs and other equipment. In the three months ended March 31, 2009, we incurred $7.3 million in capital expenditures, which included equipment related to rigs, saltwater disposal wells and pickup trucks. We financed these purchases with cash flow from operations and certain short-term vendor financings. In the fourth quarter of 2008 we entered into four operating leases for equipment that range in term from three to five years for total monthly payments of $303,000. In the first quarter or 2009 we entered into an additional operating lease for equipment with a five year term and a monthly payment of three thousand dollars.

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

Cash Flows from Operating Activities

Net cash provided by operating activities totaled $14.3 million for the three months ended March 31, 2009, compared to net cash provided by operating activities of $13.6 million for the three months ended March 31, 2008, an increase of $0.7 million. The most significant reason for the increase in net cash flow resulted from a change in working capital related to a reduction in accounts receivable. This cash benefit was partially offset by payment in February of interest on the Senior Secured Notes. Also, during the three months ended March 31, 2009 and 2008, net loss was reduced for non-cash items, such as depreciation and amortization, in addition to deferred tax expense reflected in the current year as a result of a change in the Forbes Group’s tax status.

Cash Flows Used in Investing Activities

Net cash used in investing activities for the three months ended March 31, 2009 amounted to $6.7 million compared to $84.9 million for the three months ended March 31, 2008. The significant capital expenditures in the first three months of 2008 were reflective of the expansion of business during all of fiscal 2008. Capital expenditures for the three months ended March 31, 2009 were primarily for the preparation of equipment to send to Mexico.

Cash Flows from Financing Activities

Cash flows from financing activities for the three months ended March 31, 2009 amounted to $8.5 million compared to $77.0 million for the three months ended March 31, 2008. During the three months ended March 31, 2009, $12 million was drawn under our Credit Agreement and is reflected in Forbes’ cash of $39.5 million at March 31, 2009. In addition, $3.25 million in Senior Secured Notes were repurchased for $2 million at a discount of approximately 61.5%. Other repayments of debt related to equipment and insurance notes. The three months ended March 31, 2008 reflect the original issuance of the Senior Secured Notes, repayments of other debt with the proceeds, and related debt issuance costs.

Senior Secured Notes

On February 12, 2008, we issued an aggregate of $205.0 million of 11.0% Senior Secured Notes in the Debt Offering. The notes are our senior secured obligations. The notes are and will be guaranteed on a senior secured basis by each of our existing and future domestic restricted subsidiaries. The Senior Secured Notes and the guarantees are secured by second priority liens on substantially all of our assets, subject to certain exceptions and permitted liens. The Senior Secured Notes are subject to redemption and to requirements that we offer to purchase the Senior Secured Notes upon a change of control, following certain asset sales, and if we have excess cash flow for any fiscal year. The indenture governing the Senior Secured Notes limits our and our restricted subsidiaries’ ability to, among other things, transfer or sell assets; pay dividends, redeem subordinated indebtedness, make investments or make other restricted payments; incur or guarantee additional indebtedness or issue disqualified capital stock; make capital expenditures that exceed certain amounts; create, incur or suffer to exist liens; incur dividend or other payment restrictions affecting certain subsidiaries; consummate a merger, consolidation or sale of all or substantially all of our assets; enter into transactions with affiliates; designate subsidiaries as unrestricted subsidiaries; engage in a business other than a business that is the same or similar to our current business and reasonably related businesses; and take or omit to take any actions that would adversely affect or impair in any material respect the liens in respect of the collateral securing the Senior Secured Notes.

Revolving Credit Facility

On April 10, 2008, the Forbes Group entered into a revolving credit facility, the Credit Facility. Borrowings under this Credit Facility accrue interest, at our option, at either (i) the greater of the Federal Funds Effective Rate in effect on such day plus 0.5% and the “prime rate” announced from time to time by Citibank, N.A., plus a margin of up to 1.25%, or (ii) the London Interbank Offered Rate, plus a margin of 1.75% to 2.25%. Unpaid interest accrued on outstanding loans is payable quarterly. The Credit Facility is secured by first priority security interests in substantially all of the Forbes Group’s assets, including those of all of the domestic subsidiaries, that rank senior to the security interest granted to the holders of the Senior Secured Notes. The credit agreement governing the Credit Facility (the “Credit Agreement”) also contains customary representations, warranties and covenants for the type and nature of the Credit Facility, including certain limitations or restrictions on the Forbes Group’s and certain future subsidiaries’ ability to incur additional debt, guarantee others’ obligations, create, incur or permit to exist liens on assets, make investments or acquisitions, make certain dispositions of assets, make payments on certain subordinated indebtedness, pay dividends or other payments to equity holders, engage in mergers, consolidations or other fundamental changes, sell assets, change the nature of its business and engage in transactions with affiliates. The Credit Agreement also contains restrictive financial covenants requiring us to maintain a certain Net Worth and certain ratios of Consolidated EBITDA to Consolidated Interest Expense, Senior Funded Debt to Consolidated Net Worth, and Consolidated Senior Funded Debt to Consolidated EBITDA. The Credit Agreement also contains a provision that makes the occurrence of any Material Adverse Change (The capitalized terms used in this and the previous sentence have the meanings set forth in the Credit Agreement) an event of default. The rights of the lender under the Credit Facility vis-à-vis the trustee and collateral agent under the indenture governing the Senior Secured Notes are governed by an intercreditor agreement among the Forbes Group, Citibank, N.A., the lender under the Credit Facility, and Wells Fargo Bank, National Association, the trustee and collateral agent under the indenture governing the Senior Secured Notes.

As of March 31, 2009, we had $12 million outstanding under the Credit Facility. As of April 30, 2009 the $20 million Credit Facility had approximately $200,000 in remaining availability due to the $12 million advance and letters of credit related to insurance notes and our Mexico operation.

For additional information with respect to the Credit Facility and the Senior Secured Notes please refer to notes 9 and 10 of our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008

Contractual Obligations and Financing

There have been no material changes from the information presented in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

Critical Accounting Policies and Estimates

There have been no changes in our critical accounting policies or estimates from those presented in our Annual Report on Form 10-K for the year ended December 31, 2008.

Recently Adopted Accounting Pronouncements

The Company adopted Financial Accounting Standards Board (FASB) Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2) on January 1, 2008, which delayed the effective date of Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (SFAS 157) for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value on a recurring basis (at least annually). This standard did not have a material impact on the Company’s financial condition and results of operations. See Note 8, “Fair Value Measurements”.

The Company adopted FASB No. 141(R), “Business Combinations” (SFAS 141(R)) which significantly changed the accounting for and reporting of business combination transactions. This standard was effective for the Company for business combination transactions for which the acquisition date was on or after January 1, 2009. No business combination transactions occurred during the three months ended March 31, 2009.

The Company adopted FASB Staff Position (FSP) No. 142-3, “Determining the Useful Life of Intangible Assets” (FSP 142-3) on January 1, 2009. FSP 142-3 amended the factors to be considered in determining the useful life of intangible assets. Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure such asset’s fair value. The adoption of FSP 142-3 did not have a material impact on the Company’s financial statements.

Recently Issued Accounting Pronouncements

In January 2009, the FASB issued FSP No. FAS 107-b and APB 28-a, which would amend SFAS No. 107, “Disclosures About Fair Value of Financial Instruments” and APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure of the fair value of financial instruments in interim financial statements as well as annual financial statements. In addition, entities would be required to disclose the method and significant assumptions used to estimate the fair value of financial instruments. This guidance will become effective for interim and annual periods ending after June 15, 2009. We are currently evaluating the effect this guidance may have on our financial statements.

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

Our primary debt obligations are the outstanding Senior Secured Notes and borrowings under the Credit Facility, if any. Changes in interest rates do not affect interest expense incurred on our Senior Secured Notes as such notes bear interest at fixed rates. However, changes in interest rates would affect their fair values. In general, the fair market value of debt with a fixed interest rate will increase as interest rates fall. Conversely, the fair market value of debt will decrease as interest rates rise. A hypothetical change in interest rates of 10% relative to interest rates as of March 31, 2009 would have no impact on our interest expense for the Senior Secured Notes.

The Credit Facility has a variable interest rate and, therefore, is subject to interest rate risk. A 100 basis point increase in interest rates on our variable rate debt would result in approximately $120,000 in additional annual interest expense based on the balance outstanding as of March 31, 2009 in the amount of $12 million.

We have not entered into any derivative financial instrument transactions to manage or reduce market risk or for speculative purposes.

Item 4T.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2009, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were not effective. See “Material Weaknesses” below.

Change in Internal Control over Financial Reporting

Other than the remediation measure described below under “Remediation” no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f )under the Exchange Act) occurred during the fiscal quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Material Weaknesses

In connection with the preparation of the Forbes Group’s consolidated financial statements for the year ended December 31, 2008, we identified control deficiencies that constitute material weaknesses in the design and operation of our internal control over financial reporting. The following material weaknesses were present at December 31, 2008 and at March 31, 2009.

•

We did not maintain an appropriate accounting and financial reporting organizational structure to support the activities of the Forbes Group. Specifically, we did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training to ensure the proper selection, application and implementation of GAAP.

•

We did not maintain effective controls over the preparation and review of the consolidated financial statements and disclosures. Specifically, effective controls were not designed and in place around the oversight and review of the consolidated financial statements and disclosures.

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

•

During the year ended December 31, 2008, we did not design and maintain effective controls over the review of the accuracy and completeness of the income tax provision. This material weakness resulted in the requirement to restate the Company’s unaudited condensed consolidated financial statements issued and filed for the quarters ended June 30, 2008 and September 30, 2008.

These control deficiencies could result in a future material misstatement to substantially all the accounts and disclosures that would result in a material misstatement to the annual or interim combined financial statements that would not be prevented or detected. Accordingly, we have determined that each of the above control deficiencies represents a material weakness.

Remediation

We have implemented, or are in the process of implementing and continue to implement, remedial measures to address the above deficiencies on a going-forward basis. Specifically, in mid-2007 we hired a chief financial officer. In early 2008, we hired a controller and accounting staff, and in mid-2008, established our audit committee. In 2009, in response to the requirement to restate quarterly financial statements for the first, second, and third quarters of 2008, we engaged a professional services firm to assist our accounting staff with external financial reporting and complex, non-routine accounting issues.

We believe that certain material weaknesses that existed at December 31, 2007, as reflected in our Form 10-K for the year ended December 31, 2007 and subsequent filings, have been remediated. These material weaknesses primarily related to internal accounting controls and included controls over recording period end adjustments, controls over revenue, controls over accounts payable, controls over recording invoices to the proper accounts, controls over out-of-town expenses, controls over un-issued checks, and controls over accrual of liability for insurance expense. These material weaknesses were remediated through the measures taken above, through reorganization of the accounting department, and through engagement of a professional services firm which assessed our systems and controls, documented our systems and controls, then implemented the processes and controls necessary to address these material weaknesses. On a going-forward basis this firm will provide a periodic internal audit function.

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

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

There are no pending material legal proceedings, and the Forbes Group is not aware of any material threatened legal proceedings, to which the Forbes Group is a party or to which its property is subject, other than in the ordinary course of business.

Item 1A.	Risk Factors

There were no material changes from the risk factors previously disclosed in the registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 in response to “Item 1A. Risk Factors” to Part II of Form 10-Q.

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

S-4/A filed June 27, 2008, Registration No. 333-150853).

3.1	—	Memorandum of Association of Forbes Energy Services Ltd. (incorporated by reference to Exhibit 3.11 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

3.2	—	Amended and Restated Bye-laws of Forbes Energy Services Ltd. (incorporated by reference to Exhibit 3.12 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

Number		Description of Exhibits

4.1	—	Indenture, dated February 12, 2008 among Forbes Energy Services LLC and Forbes Energy Capital Inc., as issuers, the guarantors party thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

4.2	—	Supplemental Indenture (First Supplemental Indenture), dated May 29, 2008 among Forbes Energy Services Ltd., Forbes Energy Services LLC, Forbes Energy Capital Inc., the other Guarantors (as defined in the Indenture referred to therein) and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).

4.3	—	Supplemental Indenture (Second Supplemental Indenture, dated effective October 6, 2008 among Forbes Energy Services Ltd., Forbes Energy Services LLC, Forbes Energy Capital Inc., the other Guarantors (as defined in the Indenture referred to therein) and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

4.4	—	Third Supplemental Indenture, dated February 6, 2009 among Forbes Energy Services Ltd., Forbes Energy Services LLC, Forbes Energy Capital Inc., the other Guarantors (as defined in the Indenture referred to therein) and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 6, 2009).

4.5	—	Notation of Guarantee from Forbes Energy Services Ltd.

4.6	—	Notation of Guarantee from Forbes Energy International, LLC.

4.7	—	Registration Rights Agreement, dated as of February 7, 2008, among Jefferies & Company, Inc., Forbes Energy Services Inc., Forbes Energy Capital Inc. and the guarantors party thereto (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

4.8	—	Specimen 144A Global 11% Senior Secured Exchange Note due 2015 (incorporated by reference to Exhibit 4.5 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

4.9	—	Rights Agreement effective May 19, 2008 between Forbes Energy Services Ltd. and CIBC Mellon Trust Company, as Rights Agent, which includes as Exhibit A the Certificate of Designations of Series A Junior Participating Preferred Shares, as Exhibit B the form of Right Certificate and as Exhibit C the form of Summary of Rights to Purchase Shares (incorporated by reference to Exhibit 4.8 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

10.1	—	Credit Agreement dated April 10, 2008 among C.C. Forbes, LLC, TX Energy Services, LLC and Superior Tubing Testers, LLC, as borrowers, Forbes Energy Services LLC, as guarantor, and Citibank, N.A., as lender, governing the Credit Facility (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.2	—	Intercreditor Agreement dated April 10, 2008 among C.C. Forbes, LLC, TX Energy Services, LLC, Superior Tubing Testers, LLC, as borrowers, Forbes Energy Services LLC and Forbes Energy Capital Inc., as issuers, Citibank, N.A. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.3	—	Forbes Energy Services Ltd. Incentive Compensation Plan effective May 19, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

10.4	—	Employment Agreement effective May 1, 2008 by and between John E. Crisp and Forbes Energy Services LLC (incorporated by reference to Exhibit 10.2 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

10.5	—	Employment Agreement effective May 1, 2008 by and between Charles C. Forbes and Forbes Energy Services LLC (incorporated by reference to Exhibit 10.3 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

10.6	—	Employment Agreement effective May 1, 2008 by and between L. Melvin Cooper and Forbes Energy Services LLC (incorporated by reference to Exhibit 10.4 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

10.7	—	Form of Indemnification Agreement for directors, officers and key employees (incorporated by reference to Exhibit 10.5 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

Number		Description of Exhibits

10.9	—	Form of Executive Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

10.10	—	Form of Director Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

10.11		Commercial Equipment Lease Agreement, dated October 15, 2008 among Forbes Energy Services LLC and Alice Environmental Services, LP. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

31.1*	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2*	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1*	—	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	—	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORBES ENERGY SERVICES Ltd.

May 15, 2009	By:	/s/ John E. Crisp
John E. Crisp
Chairman, Chief Executive Officer and President (Principal Executive Officer)

May 15, 2009	By:	/s/ L. Melvin Cooper
L. Melvin Cooper
Senior Vice President, Chief Financial Officer and Assistant Secretary (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Number		Description of Exhibits

2.1	—	Agreement and Plan of Reorganization effective January 1, 2008 among Forbes Energy Services LLC and the respective members of C.C. Forbes, LLC, TX Energy Services, LLC and Superior Tubing Testers, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

2.2	—	Agreement and Plan of Reorganization effective May 29, 2008 among Forbes Energy Services Ltd. and the members of Forbes Energy Services LLC (incorporated by reference to Exhibit 2.2 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

3.1	—	Memorandum of Association of Forbes Energy Services Ltd. (incorporated by reference to Exhibit 3.11 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

3.2	—	Amended and Restated Bye-laws of Forbes Energy Services Ltd. (incorporated by reference to Exhibit 3.12 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

4.1	—	Indenture, dated February 12, 2008 among Forbes Energy Services LLC and Forbes Energy Capital Inc., as issuers, the guarantors party thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

4.2	—	Supplemental Indenture (First Supplemental Indenture), dated May 29, 2008 among Forbes Energy Services Ltd., Forbes Energy Services LLC, Forbes Energy Capital Inc., the other Guarantors (as defined in the Indenture referred to therein) and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).

4.3	—	Supplemental Indenture (Second Supplemental Indenture, dated effective October 6, 2008 among Forbes Energy Services Ltd., Forbes Energy Services LLC, Forbes Energy Capital Inc., the other Guarantors (as defined in the Indenture referred to therein) and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

4.4	—	Third Supplemental Indenture, dated February 6, 2009 among Forbes Energy Services Ltd., Forbes Energy Services LLC, Forbes Energy Capital Inc., the other Guarantors (as defined in the Indenture referred to therein) and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 6, 2009).

4.5	—	Notation of Guarantee from Forbes Energy Services Ltd.

4.6	—	Notation of Guarantee from Forbes Energy International, LLC.

4.7	—	Registration Rights Agreement, dated as of February 7, 2008, among Jefferies & Company, Inc., Forbes Energy Services Inc., Forbes Energy Capital Inc. and the guarantors party thereto (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

4.8	—	Specimen 144A Global 11% Senior Secured Exchange Note due 2015 (incorporated by reference to Exhibit 4.5 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

4.9	—	Rights Agreement effective May 19, 2008 between Forbes Energy Services Ltd. and CIBC Mellon Trust Company, as Rights Agent, which includes as Exhibit A the Certificate of Designations of Series A Junior Participating Preferred Shares, as Exhibit B the form of Right Certificate and as Exhibit C the form of Summary of Rights to Purchase Shares (incorporated by reference to Exhibit 4.8 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

10.1	—	Credit Agreement dated April 10, 2008 among C.C. Forbes, LLC, TX Energy Services, LLC and Superior Tubing Testers, LLC, as borrowers, Forbes Energy Services LLC, as guarantor, and Citibank, N.A., as lender, governing the Credit Facility (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.2	—	Intercreditor Agreement dated April 10, 2008 among C.C. Forbes, LLC, TX Energy Services, LLC, Superior Tubing Testers, LLC, as borrowers, Forbes Energy Services LLC and Forbes Energy Capital Inc., as issuers, Citibank, N.A. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

Number		Description of Exhibits

10.3	—	Forbes Energy Services Ltd. Incentive Compensation Plan effective May 19, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

10.4	—	Employment Agreement effective May 1, 2008 by and between John E. Crisp and Forbes Energy Services LLC (incorporated by reference to Exhibit 10.2 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

10.5	—	Employment Agreement effective May 1, 2008 by and between Charles C. Forbes and Forbes Energy Services LLC (incorporated by reference to Exhibit 10.3 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

10.6	—	Employment Agreement effective May 1, 2008 by and between L. Melvin Cooper and Forbes Energy Services LLC (incorporated by reference to Exhibit 10.4 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

10.7	—	Form of Indemnification Agreement for directors, officers and key employees (incorporated by reference to Exhibit 10.5 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

10.8	—	Form of Executive Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

10.9	—	Form of Director Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

10.10		Commercial Equipment Lease Agreement, dated October 15, 2008 among Forbes Energy Services LLC and Alice Environmental Services, LP. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

31.1*	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2*	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1*	—	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	—	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.