Form 10-Q/A
period 2008-06-30
Forbes Energy Services Ltd.
filed 2009-05-19
CIK 1434842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q/A

Amendment No. 1

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

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    ☐  Yes    ☒  No

Shares outstanding of each of the registrant’s classes of common stock as of June 30, 2008:

Class	Outstanding as of June 30, 2008
Common Stock, $.01 par value	24,644,700
Class B, nonvoting, $.01 par value	29,500,000

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (the “Amendment”) amends the Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (the “Original Report”) filed by Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”) with the Securities and Exchange commission (the “SEC”) on August 15, 2008 (the “Original Filing”). As reported in the Current Report on Form 8-K filed by the Company on March 23, 2009, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s consolidated financial statements for the quarters ended March 31, June 30, and September 30, 2008, should be restated due to an error that had been made in recording the purchase price and classification of accounts within shareholders’ equity resulting from the Delaware Reorganization on January 1, 2008, and an error that had been made in the calculation of deferred income taxes effective at the time of the Bermuda Reorganization on May 29, 2008.

The Delaware Reorganization took place effective January 1, 2008, pursuant to which the members of C.C. Forbes, LLC, TX Energy Services, LLC and Superior Tubing Testers, LLC transferred all of the membership interests they held in such companies to Forbes Energy Services LLC, a Delaware Limited liability company (FES LLC). Although, in the Delaware Reorganization, FES LLC was the legal acquirer and became the legal parent company, C.C. Forbes, LLC was considered the acquirer for accounting purposes under Statement of Financial Accounting Standards No. 141. As a result, the net assets of C.C. Forbes LLC remained at their historical cost, while purchase accounting was applied to TX Energy Services, LLC and Superior Tubing Testers, LLC. An error occurred in recording the purchase price of these two companies. This resulted in an overstatement of goodwill and property and equipment of $28.2 million and $1.7 million, respectively, which resulted in a corresponding overstatement of total assets and total shareholders’ equity of approximately $29.9 million as of June 30, 2008. Additionally the Company had errors in its classification of accounts within shareholders’ equity.

The Bermuda Reorganization took place effective May 29, 2008, pursuant to which Forbes Energy Services Ltd., a company formed under the laws of Bermuda, became the ultimate parent company of FES LLC and its subsidiaries and, on a consolidated basis, effective that date became subject to federal income taxes. Prior to that date, all income, losses, credits, and deductions of FES LLC and its subsidiaries and their predecessors were passed through to the equity owners’ individual tax returns. An error occurred in the calculation of deferred income taxes effective at the time of the Bermuda Reorganization. The error referenced above resulted in an understatement of deferred income tax liability of $8.2 million as of June 30, 2008, an understatement of income tax expense of $7.6 million for the three and six month periods ended June 30, 2008, and an understatement of net loss of $7.5 million and $7.4 million for the three and six month periods ended, and an overstatement of retained earnings of $7.5 million as of June 30, 2008.

This Amendment amends and restates the information in Item 1. Financial Statements, Item 2. Management’s Discussion and Analysis, and Item 4. Controls and Procedures in Part I, and Item 6. Exhibits in Part II, of the Original Filing. This Amendment continues to describe conditions as of the date of the Original Filing, and the disclosures contained herein have not been updated to reflect events, results or developments that have occurred after the date of the Original Filing, or to modify or update those disclosures affected by subsequent events. Among other things, forward looking statements made in the Original Filing have not been revised to reflect events, results or developments that have occurred or facts that have become known to us after the date of the Original Filing, and such forward looking statements should be read in their historical context. This Amendment should be read in conjunction with the Company’s filings made with the SEC subsequent to the Original Filing, including any amendments to those filings.

FORBES ENERGY SERVICES LTD. AND SUBSIDIARIES (a/k/a the “Forbes Group”)

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q/A and any oral statements made in connection with it include certain forward-looking statements within the meaning of the federal securities laws. You can generally identify forward-looking statements by the appearance in such a statement of words like “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should” or “will” or other comparable words or the negative of these words. When you consider our forward-looking statements, you should keep in mind the risk factors we describe and other cautionary statements we make in this Quarterly Report on Form 10-Q/A. Our forward-looking statements are only predictions based on expectations that we believe are reasonable. Our actual results could differ materially from those anticipated in, or implied by, these forward-looking statements as a result of known risks and uncertainties set forth below and elsewhere in this Quarterly Report on Form 10-Q/A. These factors include or relate to the following:

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

We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. To the extent these risks, uncertainties and assumptions give rise to events that vary from our expectations, the forward-looking events discussed in this Quarterly Report on Form 10-Q/A may not occur. All forward-looking statements attributable to us are qualified in their entirety by this cautionary statement. As noted previously, the forward-looking statements contained in this Form 10-Q/A have not been revised to reflect events, results or developments that have occurred or facts that have become known to us after the date of the Original Filing, and such forward looking statements should be read in their historical context.

PART I — FINANCIAL INFORMATION

Item 1.	Condensed Combined/Consolidated Financial Statements

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)

Condensed Combined/Consolidated Balance Sheets (unaudited)

	Predecessor- Combined December 31, 2007	Successor- Consolidated June 30, 2008 (As Restated – See Note 16)
Assets
Current assets
Cash and cash equivalents	$5,209,345	$8,431,215
Accounts receivable - trade, net	42,998,005	64,867,275
Accounts receivable - related parties	151,676	94,071
Accounts receivable - other	505,101	530,007
Prepaid expenses and other current assets	4,466,493	4,718,054

Total current assets	53,330,620	78,640,622
Property and equipment, net	204,132,089	299,762,210
Intangible assets, net	—	40,890,576
Goodwill	—	4,363,369
Deferred financing costs, net	2,532,457	13,845,388
Other assets	—	60,496

Total assets	$259,995,166	$437,562,661

Liabilities and Members’/Shareholders’ Equity
Current liabilities
Current maturities of long-term debt	$3,823,422	$2,284,755
Accounts payable - trade	66,496,676	34,164,420
Accounts payable - related parties	3,431,701	278,689
Interest payable	442,381	8,583,806
Accrued expenses	7,384,137	10,416,172

Total current liabilities	81,578,317	55,727,842
Long-term debt, net of current maturities	100,409,507	205,079,766
Notes payable - related parties	7,048,075	—
Deferred tax liability	500,000	55,366,294

Total liabilities	189,535,899	316,173,902

Commitments and contingencies
Members’ equity	70,459,267	—
Shareholders’ equity
Retained earnings (accumulated deficit)	—	(14,820,203)
Preference shares, $.01 par value, 10,000,000 shares authorized	—	—
Common shares, $.01 par value, 450,000,000 shares authorized, 24,644,700 shares issued and outstanding at June 30, 2008	—	246,447
Class B shares, $.01 par value, 40,000,000 shares authorized, 29,500,000 shares issued and outstanding at June 30, 2008	—	295,000
Additional paid-in capital	—	135,667,515

	70,459,267	121,388,759

Total liabilities and members’/shareholders’ equity	$259,995,166	$437,562,661

The accompanying notes are an integral part of these condensed combined/consolidated financial statements.

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)

Condensed Combined/Consolidated Statements of Operations (unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	Predecessor- Combined 2007	Successor- Consolidated 2008 (As Restated – See Note 16)	Predecessor- Combined 2007	Successor- Consolidated 2008 (As Restated – See Note 16)
Revenues
Well servicing	$21,141,202	$47,376,065	$39,903,301	$86,660,403
Fluid logistics	25,608,191	41,225,126	48,897,721	72,463,647

Total revenues	46,749,393	88,601,191	88,801,022	159,124,050

Expenses
Well servicing	12,325,453	30,008,033	22,207,798	54,412,815
Fluid logistics	16,481,443	28,164,067	31,407,329	50,458,950
General and administrative	1,420,683	4,717,627	2,513,627	7,860,308
Depreciation and amortization	3,224,260	7,431,081	5,931,662	14,471,104

Total expenses	33,451,839	70,320,808	62,060,416	127,203,177

Operating income	13,297,554	18,280,383	26,740,606	31,920,873
Other income (expense)
Interest expense	(1,800,116)	(6,584,009)	(3,576,970)	(12,559,135)
Other income (expense)	31,416	77,034	25,038	106,568

Income before taxes	11,528,854	11,773,408	23,188,674	19,468,306
Income tax expense - see Note 12	—	54,985,420	—	55,157,420

Net income/(loss)	$11,528,854	$(43,212,012)	$23,188,674	$(35,689,114)

Earnings/(loss) per share of common stock
Basic		$(1.13)		$(1.05)
Diluted		$(1.13)		$(1.05)
Weighted average number of shares outstanding
Basic		38,166,398		33,833,299
Diluted		38,166,398		33,833,299
Pro forma Earnings per share - see Note 11
Basic	$.14	$.14	$.28	$.23
Diluted	$.14	$.13	$.28	$.22
Pro forma weighted average number of shares outstanding
Basic	54,144,700	54,144,700	54,144,700	54,144,700
Diluted	54,144,700	56,914,700	54,144,700	56,914,700

The accompanying notes are an integral part of these condensed combined/consolidated financial statements.

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)

Condensed Combined/Consolidated Statements of Changes in

Members’/Shareholders’ Equity (unaudited)

Total Members’/ Shareholders’ Equity
Balance December 31, 2006	$38,800,732
Net income	23,188,674
Distributions	(8,654,601)

Balance June 30, 2007	$53,334,805

	Capital Stock		Additional Paid-In Capital (As Restated – See Note 16)	Retained Earnings (Accumulated Deficit) (As Restated – See Note 16)	Total Members’ Equity (As Restated – See Note 16)	Total Shareholders’ Equity (As Restated – See Note 16)
	Shares	Amount
Balance December 31, 2007	—	$—	$—	$—	$70,459,267	$70,459,267

January 1, 2008 Delaware reorganization – conversion of CCF	—	—	—	—	35,603,182	35,603,182
Acquisition of TES and STT	—	—	—	—	96,067,739	96,067,739
Distributions	—	—	—	—	(14,734,271)	(14,734,271)
Class B stock issued in connection with Bermuda Reorganization	29,500,000	295,000	95,772,739	20,868,911	(116,936,650)	—
Common stock issued in Initial Equity Offering, net	24,644,700	246,447	39,691,348	—	—	39,937,795
Stock-based compensation	—	—	203,428	—	—	203,428
Net loss	—	—	—	(35,689,114)	—	(35,689,114)

Balance June 30, 2008 (As Restated)	54,144,700	$541,447	$135,667,515	$(14,820,203)	$—	$121,388,759

The accompanying notes are an integral part of these condensed combined/consolidated financial statements.

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)

Condensed Combined/Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	Predecessor- Combined 2007	Successor- Consolidated 2008 (As Restated – See Note 16)	Predecessor- Combined 2007	Successor- Consolidated 2008 (As Restated – See Note 16)
Cash flows from operating activities
Net income (loss)	$11,528,854	$(43,212,012)	$23,188,674	$(35,689,114)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization expense	3,224,260	7,431,081	5,931,662	14,471,104
Stock-based compensation	—	203,428	—	203,428
Deferred income tax	—	54,844,294	—	54,866,294
Loss on disposal of assets, net	226,307	17,656	250,269	17,656
Bad debt expense	—	19,681		20,000
Deferred loan cost amortization	45,878	696,993	91,564	1,847,093
Changes in operating assets and liabilities, net of effects of acquisitions
Accounts receivable	(2,013,096)	(15,754,041)	(6,845,977)	(21,914,176)
Accounts receivable - related party	54,390	(10,038)	(76,295)	57,605
Prepaid expenses	1,274,323	510,463	1,594,933	(251,561)
Other assets	(682,135)	403	(684,067)	(60,496)
Accounts payable	3,861,309	6,529,371	5,419,329	7,555,793
Accounts payable - related party	332,006	(1,613,866)	64,577	(3,153,012)
Accrued expenses	308,086	691,220	44,745	3,032,035
Interest payable	47,475	5,184,048	357,224	8,141,425
Other	—	20,142	—	20,142

Net cash provided by operating activities	18,207,657	15,558,823	29,336,638	29,164,216

Cash flows from investing activities
Proceeds from sale of property and equipment	—	—	10,700	—
Purchase of property and equipment	(18,658,110)	(43,595,019)	(32,147,979)	(128,448,814)

Net cash used in investing activities	(18,658,110)	(43,595,019)	(32,137,279)	(128,448,814)

Cash flows from financing activities
Payments for debt issuance costs	—	(2,923,624)	(200,000)	(14,234,740)
Proceeds from issuance of common stock in stock offering, net	—	161,062,296	—	161,062,296
Purchase outstanding interests in Forbes Energy Services LLC	—	(120,000,000)	—	(120,000,000)
Proceeds from related party debt issuance	—	—	1,800,000	—
Repayments of related party debt	(106,000)	—	(406,000)	(7,048,075)
Borrowings on debt	10,610,655	(90,834)	24,228,857	200,151,750
Repayments of debt	(5,649,030)	(1,030,450)	(14,789,227)	(102,690,492)
Members’ cash distributions	(7,024,080)	(11,502,270)	(8,657,643)	(14,734,271)

Net cash provided by (used in) financing activities	(2,168,455)	25,515,118	1,975,987	102,506,468

Net increase (decrease) in cash and cash equivalents	(2,618,908)	(2,521,078)	(824,654)	3,221,870
Cash and cash equivalents
Beginning of period	9,443,889	10,952,293	7,649,635	5,209,345

End of period	$6,824,981	$8,431,215	$6,824,981	$8,431,215

The accompanying notes are an integral part of these condensed combined/consolidated financial statements.

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)

Notes to Condensed Combined/Consolidated Financial Statements

1.	Organization and Nature of Operations

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

2.	Formation of Forbes Energy Services LLC and Forbes Energy Services Ltd. and the Equity Offering

FES LLC is a new Delaware limited liability company formed effective January 1, 2008 to act as the holding company for the three wholly-owned operating companies, CCF, TES, and STT. In the reorganization (the “Delaware Reorganization”), ownership of each of such three operating subsidiaries comprising our business was transferred to FES LLC by their equity investors in exchange for equity interests in FES LLC. Although FES LLC was the legal acquirer in the Delaware Reorganization, CCF was considered the acquirer for accounting purposes. As a result of this determination, the net assets of CCF remain at their historical cost, while purchase accounting was applied to TES and STT. The purchase prices of TES and STT were based on estimates of the enterprise value of each company. Amounts allocated to identifiable tangible and intangible assets acquired and liabilities assumed were based on valuations. FES LLC’s allocation assigned $14.5 million as a step-up to property and equipment of TES and STT, $4.4 million to goodwill, and $42.3 million to other intangible assets. Total value added to the assets and shareholders’ equity was $61.2 million as a result of the Delaware Reorganization.

The pro forma unaudited results summarized below reflect our consolidated pro forma results of operations as if TES and STT were acquired on January 1, 2007:

	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007
Revenue	$46,749,393	$88,801,022
Depreciation and amortization	4,343,260	8,169,662
Income before taxes	10,409,854	20,950,674
Net income	$10,409,854	$20,950,674

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

In conjunction with the initial public offering of FES Ltd’s common shares on May 29, 2008 and the related Bermuda Reorganization, the Forbes Group became subject to U.S. federal income tax. As part of this reorganization, $52,835,075 in deferred U.S. federal income tax was recorded on the Forbes Group’s books, in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires that the tax effect of recognizing deferred tax items upon a change in tax status be included in current year operations.

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

On May 29, 2008 in connection with our initial public offering, the Forbes Group issued stock options to employees and directors to purchase from the Company up to 2,770,000 shares of Common Stock of the Company at an exercise price of CND $7.00 per share (the fair market value of the shares as of the award date). The options all expire in 2018 and therefore have approximately 9.9 years left before expiration. The Stock Options will vest in three equal tranches on the first, second, and third anniversary of the award date. At June 30, 2008 none of the options are currently exercisable. The Forbes Group recognized employee stock-based compensation expense of $203,428 related to the issuance of these options for the three and six months ended June 30, 2008.

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

A summary of stock option activity for the six months ended June 30, 2008, is presented below:

	Options	Weighted average exercise price(1)	Weighted average remaining life (years)	Aggregate intrinsic value
Outstanding December 31, 2007	—	$—	—	$—
Granted	2,770,000	7.00	9.92
Exercised	—	—	—	—
Forfeited or expired	—	—	—	—
Outstanding, June 30, 2008	2,770,000	$7.00	9.92	—

Options vested, June 30, 2008	—	—	—	—

Options exercisable, June 30, 2008	—	—	—	—

(1)	CDN $7.00

5.	Property and Equipment

Property and equipment at December 31, 2007 and June 30, 2008, consisted of the following:

	Estimated Life in Years	Predecessor- Combined 2007	Successor- Consolidated 2008 (As Restated – See Note 16)
Land		$91,242	$91,242
Building and improvements	5-30 years	2,813,116	4,557,485
Autos and trucks	5-10 years	60,386,415	65,125,796
Well servicing equipment	3-15 years	158,973,304	249,132,199
Wells	5-15 years	8,268,355	8,769,903
Furniture and fixtures	3-10 years	1,287,552	1,557,337
Other	3-20 years	91,665	78,592

		231,911,649	329,312,554
Less: accumulated depreciation
Building and improvements		(199,283)	(234,200)
Autos and trucks		(13,328,563)	(9,670,527)
Well servicing equipment		(13,007,083)	(18,339,836)
Wells		(921,123)	(1,138,075)
Furniture and fixtures		(323,508)	(167,706)

		(27,779,560)	(29,550,344)

		$204,132,089	$299,762,210

6.	Revolving Credit Facility

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

As of June 30, 2008, the Forbes Group had no outstanding borrowings under Credit Facility.

7.	Long-Term Debt

Long-term debt at December 31, 2007 and June 30, 2008, consisted of the following:

	Predecessor- Combined 2007	Successor- Consolidated 2008 (As Restated – See Note 16)
Senior secured 11% notes	$—	$200,415,736
FNB Note - August 2005	21,075,000	—
FNB Note - January 2006	3,809,524	—
FNB Note - May 2006	16,592,586	—
FNB Note - August 2006	3,756,881	—
FNB Note - January 2007	8,336,339	—
FNB Note - June 2007	14,278,807	—
FNB Note - October 2007	4,804,393	—
Wells Fargo notes	9,198,751	—
Paccar notes	5,833,805	5,670,334
Center Capital notes	5,022,452	—
Daimler Chrysler notes	3,329,847	—
Ford Motor Credit notes	2,695,874	—
Insurance notes	3,823,422	1,278,451
Other bank financing	1,675,248	—

	104,232,929	207,364,521
Less: Current maturities	(3,823,422)	(2,284,755)

	$100,409,507	$205,079,766

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

Dorsal Services, Inc. is a trucking service provider that provides services to the Forbes Group. One of FES Ltd’s executive officers, who serves as a director of FES Ltd, is a partial owner of Dorsal Services, Inc. The Forbes Group recognized revenues of approximately $16,000 and $17,000 related to trucking services, equipment rental, and wash out activities; expenses of approximately $136,000 and $199,000 and capital expenditures of approximately $64,000 and $0 related to transactions with Dorsal Services, Inc. for the three months ended June 30, 2007 and 2008, respectively. The Forbes Group recognized revenues of approximately $21,000 and $28,000 related to trucking services, equipment rental, and wash out activities; expenses of approximately $199,000 and $397,000 and capital expenditures of approximately $69,000 and $28,000 related to transactions with Dorsal Services, Inc. for the six months ended June 30, 2007 and 2008, respectively. The Forbes Group had accounts payable and accounts receivable with Dorsal Services, Inc. of $126,000 and $85,000 as of June 30, 2008, respectively, resulting from such transactions. The accounts payable and accounts receivable with Dorsal, as of December 31, 2007, were $154,400 and $55,200 respectively.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2008 (As Restated – See Note 16)	2007	2008 (As Restated – See Note 16)
Basic:
Net income (loss)	$11,528,854	$(43,212,012)	$23,188,674	$(35,689,114)

Weighted average common shares	—	38,166,398	—	33,833,299

Basic net income (loss) per share	$—	$(1.13)	$—	$(1.05)

Diluted:
Net income (loss)	$11,528,854	$(43,212,012)	$23,188,674	$(35,689,114)

Weighted average common shares	—	38,166,398	—	33,833,299
Stock Options	—	—	—	—

Weighted average common shares—diluted	—	38,166,398	—	33,833,299

Diluted net loss per share—diluted	$—	$(1.13)	$—	$(1.05)

Pro forma earnings/loss per share
Basic:
Net income	$7,493,755	$7,417,246	$15,072,638	$12,265,032
Weighted average common shares	54,144,700	54,144,700	54,144,700	54,144,700
Basic net income per share	$0.14	$0.14	$0.28	$0.23

Diluted:
Net income	$7,493,755	$7,417,246	$15,072,638	$12,265,032
Weighted average common shares	54,144,700	54,144,700	54,144,700	54,144,700
Stock Options	0	2,770,000	—	2,770,000

Weighted average common shares—diluted	54,144,700	56,914,700	54,144,700	56,914,700

Diluted net income per share—diluted	$0.14	$0.13	$0.28	$0.22

12.	Income Taxes (Restated)

The Company’s effective tax rate for the three and six months ended June 30, 2008 was 467.0% and 283.3% based on a pre-tax profit of $11,773,408 and $19,468,306. This compares to 0% and 0% for the three and six months ended June 30, 2007, respectively. This increase in effective tax rate is primarily due to the Company’s change in tax status as of May 29, 2008.

The Forbes Group was not subject to federal income tax until May 29, 2008. Prior to May 29, 2008 all income, losses, credits, and deductions of the Forbes Group were passed through to the members’ individual tax returns. Accordingly, no provision for U.S. federal income taxes is included in the accompanying condensed combined/consolidated financial statements through May 29, 2008.

In addition, income tax expense includes federal income tax in the amount of $2.0 million and state tax of $0.3 million for the six months ended June 30, 2008.

The Forbes Group is subject to the revised Texas franchise tax. The revised Texas franchise tax is an income tax equal to one percent of Texas-sourced revenue reduced by the greater of (a) cost of goods sold (as defined by Texas law), (b) compensation (as defined by Texas law) or (c) thirty percent of the Texas-sourced revenue. The Forbes Group accounts for the revised Texas franchise tax in accordance with SFAS No. 109, the tax is derived from a taxable base that consists of income less deductible expenses. For the three and six months ended June 30, 2008 the Forbes Group recorded franchise tax expense of $136,000 and $309,000, respectively. For the period ended December 31, 2007, the Forbes Group recorded franchise tax expense of $683,000.

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

The following table sets forth certain financial information with respect to the Company’s reportable segments:

	Well Servicing	Fluid Logistics	Consolidated
Three months ended June 30, 2007 Predecessor - Combined
Operating revenues	$21,141,202	$25,608,191	$46,749,393
Direct operating costs	12,325,453	16,481,443	28,806,896

Segment profits	$8,815,749	$9,126,748	$17,942,497

Depreciation and amortization	$2,003,686	$1,220,574	$3,224,260
Capital expenditures	$22,116,274	$2,641,770	$24,756,384

Three months ended June 30, 2008 Successor – Consolidated (As Restated – See Note 16)
Operating revenues	$47,376,065	$41,225,126	$88,601,191
Direct operating costs	30,008,033	28,164,067	58,172,100

Segment profits	$17,368,032	$13,061,059	$30,429,091

Depreciation and amortization	$4,298,486	$3,132,595	$7,431,081
Capital expenditures	$35,050,209	$11,105,565	$46,155,774

Six months ended June 30, 2007 Predecessor - Combined
Operating revenues	$39,903,301	$48,897,721	$88,801,022
Direct operating costs	22,207,798	31,407,329	53,615,127

Segment profits	$17,695,503	$17,490,392	$35,185,895

Depreciation and amortization	$3,622,510	$2,309,152	$5,931,662
Capital expenditures	$32,373,142	$6,824,463	$39,196,605

Six months ended June 30, 2008 Successor – Consolidated (As Restated – See Note 16)
Operating revenues	$86,660,403	$72,463,647	$159,124,050
Direct operating costs	54,412,815	50,458,950	104,871,765

Segment profits	$32,247,588	$22,004,697	$54,252,285

Depreciation and amortization	$8,029,014	$6,442,090	$14,471,104
Capital expenditures	$72,914,512	$21,333,969	$94,248,481

	Three Months Ended June 30,		Six Months Ended June 30,
	Predecessor- Combined 2007	Successor- Consolidated 2008 (As Restated – See Note 16)	Predecessor- Combined 2007	Successor- Consolidated 2008 (As Restated – See Note 16)
Reconciliation of the Forbes Group Operating Income as Reported:
Segment profits	$17,942,497	$30,429,091	$35,185,895	$54,252,285
General and administrative exp	1,420,683	4,717,627	2,513,627	7,860,308
Depreciation and amortization	3,224,260	7,431,081	5,931,662	14,471,104

Operating income	13,297,554	18,280,383	26,740,606	31,920,873
Other income and expenses, net	(1,768,701)	(6,506,975)	(3,551,932)	(12,452,567)

Income before income taxes	$11,528,853	$11,773,408	$23,188,674	$19,468,306

14.	Canadian Generally Accepted Accounting Principles (Canadian GAAP)

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

16.	Restatement

Subsequent to the issuance of our unaudited condensed consolidated financial statements for the quarter ended June 30, 2008, we determined that those financial statements included errors relating to goodwill and classification of accounts within shareholders’ equity, and income tax accounting. In connection with the Delaware Reorganization effective January 1, 2008, an error was made in the application of purchase accounting that resulted in an overstatement of goodwill and property and equipment of $28.2 million and $1.7 million, respectively, which resulted in a corresponding overstatement of total assets and total shareholders’ equity, by $30.0 million as of June 30, 2008. A misapplication of purchase accounting also resulted in the incorrect classification of accounts within members’/shareholders’ equity. In connection with the Bermuda Reorganization effective on May 29, 2008, an additional error was made in the calculation of income tax expense and deferred income taxes in the amount of $7.6 million. As a result, we are restating our unaudited condensed consolidated financial statements as of and for the quarter ended June 30, 2008 to correct these errors, as follows:

Consolidated Balance Sheet

	As of June 30, 2008
	As Previously Reported	Restatement Adjustments	As Restated
Assets
Property and equipment, net	$301,468,972	$(1,706,762)	$299,762,210
Goodwill	32,597,846	(28,234,477)	4,363,369
Total assets	467,503,900	(29,941,239)	437,562,661

Liabilities and Members’/Shareholders’ Equity
Accrued expenses	$11,037,521	$(621,349)	$10,416,172
Total current liabilities	56,349,191	(621,349)	55,727,842
Deferred tax liability	47,168,743	8,197,551	55,366,294
Total liabilities	308,597,700	7,576,202	316,173,902
Retained earnings	118,400,050	(133,220,253)	(14,820,203)
Additional paid-in capital	39,964,703	95,702,812	135,667,515
Total members’/shareholders’ equity	158,906,200	(37,517,441)	121,388,759
Total liabilities and members’/ shareholders’ equity	467,503,900	(29,941,239)	437,562,661

Consolidated Statements of Operations

	Three Months Ended June 30, 2008
	As Previously Reported	Restatement Adjustments	As Restated
Depreciation and amortization	$7,513,098	$(82,017)	$7,431,081
Total expenses	70,402,825	(82,017)	70,320,808
Operating income	18,198,366	82,017	18,280,383
Income before taxes	11,691,391	82,017	11,773,408
Income Tax Expense	47,409,217	7,576,203	54,985,420
Net loss	(35,717,826)	(7,494,186)	(43,212,012)
Loss per share of common stock
Basic	$(0.94)	$(0.19)	$(1.13)
Diluted	(0.94)	(0.19)	(1.13)
Pro forma earnings per share
Basic	$0.14	$—	$0.14
Diluted	0.14	(0.01)	0.13

	Six Months Ended June 30, 2008
	As Previously Reported	Restatement Adjustments	As Restated
Depreciation and amortization	$14,635,138	$(164,034)	$14,471,104
Total expenses	127,367,211	(164,034)	127,203,177
Operating income	31,756,839	164,034	31,920,873
Income before taxes	19,304,272	164,034	19,468,306
Income Tax Expense	47,581,218	7,576,202	55,157,420
Net income/(loss)	(28,276,946)	(7,412,168)	(35,689,114)
Earnings/(loss) per share of common stock
Basic	$(0.84)	$(0.21)	$(1.05)
Diluted	(0.84)	(0.21)	(1.05)
Pro forma earnings per share
Basic	$0.23	$—	$0.23
Diluted	$0.22	$—	$0.22

Consolidated Statements of Cash Flows

	Three Months Ended June 30, 2008
	As Previously Reported	Restatement Adjustments	As Restated
Cash flows from operating activities:
Net loss	$(35,717,827)	$(7,494,185)	$(43,212,012)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization expense	7,513,098	(82,017)	7,431,081
Stock-based compensation	233,570	(30,142)	203,428
Deferred income tax	46,646,742	8,197,552	54,844,294
Changes in operating assets and liabilities, net of effects of acquisitions:
Accrued expenses	1,312,570	(621,350)	691,220
Other	—	20,142	20,142
Net cash provided by operating activities	15,558,823	—	15,558,823

	Six Months Ended June 30, 2008
	As Previously Reported	Restatement Adjustments	As Restated
Cash flows from operating activities:
Net loss	$(28,276,946)	$(7,412,168)	$(35,689,114)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization expense	14,635,138	(164,034)	14,471,104
Stock-based compensation	233,570	(30,142)	203,428
Deferred income tax	46,668,742	8,197,552	54,866,294
Changes in operating assets and liabilities, net of effects of acquisitions:
Accrued expenses	3,653,385	(621,350)	3,032,035
Other	—	20,142	20,142
Net cash provided by operating activities	29,164,216	—	29,164,216

There was no impact on cash flows from investing and financing activities for the three- or six-month periods ended June 30, 2008.

Consolidated Statements of Changes in Members’/Shareholders’ Equity

	Additional Paid-In Capital	Retained Earnings	Total Members’ Equity	Total Shareholders’ Equity
January 1, 2008 Delaware reorganization, as previously reported	$ —	$ —	$ —	$ —
Restatement adjustments	—	—	35,603,182	35,603,182
January 1, 2008 Delaware reorganization, as restated	—	—	35,603,182	35,603,182

Acquisition of TES and STT, as previously reported	—	91,247,000	91,247,000	91,247,000
Restatement adjustments	—	(91,247,000)	4,820,739	4,820,739
Acquisition of TES and STT, as restated	—	—	96,067,739	96,067,739

Class B stock issued in connection with Bermuda Reorganization, as previously reported	—	(295,000)	—	—
Restatement adjustments	95,772,739	21,163,911	(116,936,650)	—
Class B stock issued in connection with Bermuda Reorganization, as restated	95,772,739	20,868,911	(116,936,650)	—

Common stock issued in Initial Equity Offering, net, as previously reported	39,741,133	—	—	39,987,580
Restatement adjustments	(49,785)			(49,785)
Common stock issued in Initial Equity Offering, net, as restated	39,691,348	—	—	39,937,795

Stock-based compensation, as previously reported	223,570	—	—	223,570
Restatement adjustments	(20,142)	—	—	(20,142)
Stock-based compensation, as restated	203,428	—	—	203,428

Net loss, as previously reported	—	(28,276,946)	—	(28,276,946)
Restatement adjustments	—	(7,412,168)	—	(7,412,168)
Net loss, as restated	—	(35,689,114)	—	(35,689,114)

Total Shareholders’ Equity as of June 30, 2008, as previously reported	39,964,703	118,400,050	—	158,906,200
Restatement adjustments	95,702,812	(133,220,253)	—	(37,517,441)
Total Shareholders’ Equity as of June 30, 2008, as restated	135,667,515	(14,820,203)	—	121,388,759

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying condensed combined/consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q/A and with the audited financial statements for the year ended December 31, 2007 included in our Registration Statement on Form S-4 filed May 12, 2008, as amended, Registration No. 333-150853. Any forward-looking statements made by or on our behalf are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Readers are cautioned that such forward-looking statements involve risks and uncertainties in that the actual results may differ materially from those projected in the forward-looking statements. Important factors that could cause actual results to differ include risks set forth in “Part II-Item 1A. Risk Factors” included in the Original Filing.

Restatement

As discussed more fully in the Explanatory Note of this Form 10-Q/A and in Note 16 to the condensed consolidated financial statements in Item 1, Part I, we have restated our unaudited condensed combined / consolidated financial statements in this Form 10-Q/A as a result of certain accounting errors that were determined subsequent to the issuance of our unaudited condensed consolidated financial statements for the quarter ended June 30, 2008. All amounts and commentary in this Management’s Discussion and Analysis of Financial Condition and Results of Operations section give effect to the restatement.

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

Well Servicing — Revenues from the well servicing segment increased $26.2 million for the period, or 124.1%, to $47.4 million compared to the corresponding period in the prior year. The increase was largely due to our successful deployment of new well servicing rigs. We owned 149 well servicing rigs as of June 30, 2008, compared to 62 well servicing rigs at June 30, 2007, a 140.3% increase. Of the 149 rigs in service as of June 30, 2008, five began service at various times in June 2008 and nine were being readied for service. In addition to growing the size of our fleet, in the second quarter of 2008 we expanded our well servicing operations by one additional yard.

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

Operating Expenses. Our operating expenses (excluding General and administrative and Depreciation and amortization) increased to $58.2 million for the three months ended June 30, 2008, from $28.8 million for the three months ended June 30, 2007, an increase of $29.4 million or 101.9%. Operating expenses as a percentage of revenues were 65.7% for the three months ended June 30, 2008, compared to 61.6% for the three months ended June 30, 2007. This increase is generally attributable to our significant growth in terms of customers and equipment, and to a lesser degree to increased labor and related costs, and fuel price increases as discussed below.

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

Depreciation and Amortization. Depreciation and amortization expenses increased by $4.2 million, or 130.5%, to $7.4 million, due to new equipment acquired in 2007 and in the first half of 2008. Capital expenditures incurred for the three months ended June 30, 2008 were $46.1 million compared to $26.1 million for the six months ended June 30, 2007.

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

Income taxes. We recognized no income tax expense for the three months ended June 30, 2007 as the Company was a nontaxable entity. We recognized income tax expense of $55.0 million for the three months ended June 30, 2008 due to the FES Ltd becoming subject to U.S. federal taxes on May 29, 2008 as a result of our Bermuda Reorganization.

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

Well Servicing — Revenues from the well servicing segment increased $46.8 million for the period, or 117.2%, to $86.7 million compared to the corresponding period in the prior year. The increase was largely due to our successful deployment of new well servicing rigs. We owned 149 well servicing rigs at June 30, 2008, compared to 62 well servicing rigs at June 30, 2007, a 140.3% increase. Of the 149 owned rigs as of June 30, 2008, five began service at various times in June 2008 and nine were being readied for service at that date. In addition to growing the size of our fleet, in the second quarter of 2008 we expanded our well servicing operations to new location in west Texas.

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

Depreciation and Amortization. Depreciation and amortization expenses increased by $8.5 million, or 144.0%, to $14.5 million, due to new equipment acquired in 2007 and in the first half of 2008. Capital expenditures incurred for the six months ended June 30, 2008 were $110.6 million compared to $40.5 million for the six months ended June 30, 2007.

Interest and Other Expenses. Interest and other expenses were $12.5 million in the six months ended June 30, 2008, compared to $3.6 million in the six months ended June 30, 2007. This increase is due to debt associated with the addition on new equipment and higher interest rates on new debt.

Income taxes. We recognized no income tax expense for the six months ended June 30, 2007 as the Company was a nontaxable entity. We recognized income tax expense of $55.2 million for the six months ended June 30, 2008 due to the FES Ltd becoming subject to U.S. federal taxes on May 29, 2008 as a result of our Bermuda Reorganization.

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

Cash Flows

Cash Flows from Operating Activities

Net cash provided by operating activities was $29.2 million for the six months ended June 30, 2008, compared to net cash provided by operating activities $29.3 million for the six months ended June 30, 2007, a decrease of $0.1 million.

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

As of May 29, 2008, in conjunction with the initial public offering of the FES Ltd’s common shares and the related Bermuda Reorganization, the Forbes Group became subject to U.S. federal income tax. The tax expense for the three and six months ended June 30, 2008, includes taxes in the amount of $55.2 million associated with the cumulative book/tax basis differences of the Company’s assets and liabilities as of the date of the conversion to U.S. Federal taxable entity in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) SFAS No. 109 “Accounting for Income Taxes”.

In May 2006, Texas substantially revised its tax rules and imposed a new tax based on modified gross margin, beginning in 2007. The margin tax consists in general of a 1% tax on the amount by which total revenues exceed cost of goods sold, as apportioned to Texas. Pursuant to the guidance of Statement of Financial Accounting Standards (“SFAS”) SFAS No. 109, “Accounting for Income Taxes,” the Forbes Group has accounted for this tax as an income tax. Accordingly, for the period ended December 31, 2007, the Forbes Group estimated liability for this tax and recorded a current tax liability of $183,291 in accrued expenses, and a deferred tax liability of $500,000 associated with differences between financial accounting and tax bases of property and equipment. For the three months and six months ended June 30, 2008, the Forbes Group recorded an estimated current margin tax liability of $291,000. For the three months and six months ended June 30, 2007, the Forbes Group had no income tax liability because until June 29, 2007 when the predecessor partnerships were merged into CCF, TES and STT, respectively, the Forbes Group was not subject to the margin tax.

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

Item 4T.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In the Original Filing, our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In the Original Filing, based on the evaluation of our disclosure controls and procedures as of June 30, 2008, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were not effective. See “—Material Weaknesses” below.

In connection with preparing this Amendment, our management, with the participation of our chief executive officer and chief financial officer, again evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2008. Our Chief Executive Officer and Chief Financial Officer again evaluated our disclosure controls and procedures as of the end of the period covered by the Quarterly Report and concluded that such disclosure controls and procedures were not effective due to the material weaknesses that were previously identified (See “—Material Weaknesses” below) and due to material weaknesses identified in connection with and relating to purchase accounting and income tax accounting (See “—Additional Material Weaknesses” below and further discussion set forth under Item 9(a), “Controls and Procedures,” of our Annual Report on Form 10-K for the year ended December 31, 2008.

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

Additional Material Weaknesses

The following additional material weaknesses were identified as of June 30, 2008 in connection with the errors noted in the Original Filing:

•

We did not design or maintain effective controls over purchase accounting. Specifically, we did not design and maintain effective controls over the accuracy and completeness of the purchase price allocation associated with the January 1, 2008 Delaware Reorganization. This material weakness resulted in the requirement to restate the Company’s unaudited condensed consolidated financial statements issued for the quarters ended June 30, 2008 and September 30, 2008 (as well as the issued but unfiled financial statements for the quarter ended March 31, 2008).

•

We did not design and maintain effective controls over the review of the accuracy and completeness of the income tax provision. This material weakness resulted in the requirement to restate the Company’s unaudited condensed consolidated financial statements issued for the quarters ended June 30, 2008 and September 30, 2008.

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

PART II — OTHER INFORMATION

Item 6.	Exhibits

Number		Description of Exhibits
2.1	—	Agreement and Plan of Reorganization effective January 1, 2008 among Forbes Energy Services LLC and the respective members of C.C. Forbes, LLC, TX Energy Services, LLC and Superior Tubing Testers, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

2.2	—	Agreement and Plan of Reorganization effective May 29, 2008 among Forbes Energy Services Ltd. and the members of Forbes Energy Services LLC (incorporated by reference to Exhibit 2.2 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

3.1	—	Memorandum of Association of Forbes Energy Services Ltd. (incorporated by reference to Exhibit 3.11 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

3.2	—	Amended and Restated Bye-laws of Forbes Energy Services Ltd. (incorporated by reference to Exhibit 3.12 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

4.1	—	Indenture, dated February 12, 2008 among Forbes Energy Services LLC and Forbes Energy Capital Inc., as issuers, the guarantors party thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

4.2	—	Supplemental Indenture, dated May 29, 2008 among Forbes Energy Services Ltd., Forbes Energy Services LLC, Forbes Energy Capital Inc., the other Guarantors (as defined in the Indenture referred to therein) and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Form 10-Q for the quarter ended June 30, 2008).

4.3	—	Notation of Guarantee, dated May 29, 2008 from Forbes Energy Services Ltd. (incorporated by reference to Exhibit 4.3 to the Company’s Form 10-Q for the quarter ended June 30, 2008).

4.4	—	Registration Rights Agreement, dated as of February 7, 2008, among Jefferies & Company, Inc., Forbes Energy Services Inc., Forbes Energy Capital Inc. and the guarantors party thereto (incorporated by reference to Exhibit 4.2 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

4.5	—	Specimen 144A Global 11% Senior Secured Exchange Note due 2015 (incorporated by reference to Exhibit 4.5 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

4.6	—	Rights Agreement effective May 19, 2008 between Forbes Energy Services Ltd. and CIBC Mellon Trust Company, as Rights Agent, which includes as Exhibit A the Certificate of Designations of Series A Junior Participating Preferred Shares, as Exhibit B the form of Right Certificate and as Exhibit C the form of Summary of Rights to Purchase Shares (incorporated by reference to Exhibit 4.8 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

10.1	—	Credit Agreement dated April 10, 2008 among C.C. Forbes, LLC, TX Energy Services, LLC and Superior Tubing Testers, LLC, as borrowers, Forbes Energy Services LLC, as guarantor, and Citibank, N.A., as lender, governing the Credit Facility (incorporated by reference to Exhibit 4.6 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

10.2	—	Intercreditor Agreement dated April 10, 2008 among C.C. Forbes, LLC, TX Energy Services, LLC, Superior Tubing Testers, LLC, as borrowers, Forbes Energy Services LLC and Forbes Energy Capital Inc., as issuers, Citibank, N.A. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.7 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

10.3	—	Forbes Energy Services Ltd. Incentive Compensation Plan effective May 19, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

10.4	—	Employment Agreement effective May 1, 2008 by and between John E. Crisp and Forbes Energy Services LLC (incorporated by reference to Exhibit 10.2 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

10.5	—	Employment Agreement effective May 1, 2008 by and between Charles C. Forbes and Forbes Energy Services LLC (incorporated by reference to Exhibit 10.3 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

10.6	—	Employment Agreement effective May 1, 2008 by and between L. Melvin Cooper and Forbes Energy Services LLC (incorporated by reference to Exhibit 10.4 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

10.7	—	Form of Indemnification Agreement for directors, officers and key employees (incorporated by reference to Exhibit 10.5 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

10.8	—	Form of Executive Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

10.9	—	Form of Director Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

31.1*	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2*	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1*	—	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	—	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORBES ENERGY SERVICES Ltd.

May 19, 2009	By:	/s/ John E. Crisp
John E. Crisp Chairman, Chief Executive Officer and President (Principal Executive Officer)

May 19, 2009	By:	/s/ L. Melvin Cooper
L. Melvin Cooper Senior Vice President, Chief Financial Officer and Assistant Secretary (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Number		Description of Exhibits
2.1	—	Agreement and Plan of Reorganization effective January 1, 2008 among Forbes Energy Services LLC and the respective members of C.C. Forbes, LLC, TX Energy Services, LLC and Superior Tubing Testers, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

2.2	—	Agreement and Plan of Reorganization effective May 29, 2008 among Forbes Energy Services Ltd. and the members of Forbes Energy Services LLC (incorporated by reference to Exhibit 2.2 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

3.1	—	Memorandum of Association of Forbes Energy Services Ltd. (incorporated by reference to Exhibit 3.11 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

3.1	—	Amended and Restated Bye-laws of Forbes Energy Services Ltd. (incorporated by reference to Exhibit 3.12 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

4.1	—	Indenture, dated February 12, 2008 among Forbes Energy Services LLC and Forbes Energy Capital Inc., as issuers, the guarantors party thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

4.2	—	Supplemental Indenture, dated May 29, 2008 among Forbes Energy Services Ltd., Forbes Energy Services LLC, Forbes Energy Capital Inc., the other Guarantors (as defined in the Indenture referred to therein) and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Form 10Q for the quarter ended June 30, 2008).

4.3	—	Notation of Guarantee, dated May 29, 2008 from Forbes Energy Services Ltd. (incorporated by reference to Exhibit 4.3 to the Company’s Form 10Q for the quarter ended June 30, 2008).

4.4	—	Registration Rights Agreement, dated as of February 7, 2008, among Jefferies & Company, Inc., Forbes Energy Services Inc., Forbes Energy Capital Inc. and the guarantors party thereto (incorporated by reference to Exhibit 4.2 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

4.5	—	Specimen 144A Global 11% Senior Secured Exchange Note due 2015 (incorporated by reference to Exhibit 4.5 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

4.6	—	Rights Agreement effective May 19, 2008 between Forbes Energy Services Ltd. and CIBC Mellon Trust Company, as Rights Agent, which includes as Exhibit A the Certificate of Designations of Series A Junior Participating Preferred Shares, as Exhibit B the form of Right Certificate and as Exhibit C the form of Summary of Rights to Purchase Shares (incorporated by reference to Exhibit 4.8 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

10.1	—	Credit Agreement dated April 10, 2008 among C.C. Forbes, LLC, TX Energy Services, LLC and Superior Tubing Testers, LLC, as borrowers, Forbes Energy Services LLC, as guarantor, and Citibank, N.A., as lender, governing the Credit Facility (incorporated by reference to Exhibit 4.6 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

10.2	—	Intercreditor Agreement dated April 10, 2008 among C.C. Forbes, LLC, TX Energy Services, LLC, Superior Tubing Testers, LLC, as borrowers, Forbes Energy Services LLC and Forbes Energy Capital Inc., as issuers, Citibank, N.A. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.7 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

10.3	—	Forbes Energy Services Ltd. Incentive Compensation Plan effective May 19, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

10.4	—	Employment Agreement effective May 1, 2008 by and between John E. Crisp and Forbes Energy Services LLC (incorporated by reference to Exhibit 10.2 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

10.5	—	Employment Agreement effective May 1, 2008 by and between Charles C. Forbes and Forbes Energy Services LLC (incorporated by reference to Exhibit 10.3 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

10.6	—	Employment Agreement effective May 1, 2008 by and between L. Melvin Cooper and Forbes Energy Services LLC (incorporated by reference to Exhibit 10.4 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

10.7	—	Form of Indemnification Agreement for directors, officers and key employees (incorporated by reference to Exhibit 10.5 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

10.8	—	Form of Executive Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

10.9	—	Form of Director Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

31.1*	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2*	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1*	—	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	—	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.