Form 10-Q/A
period 2008-09-30
Forbes Energy Services Ltd.
filed 2009-06-26
CIK 1434842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q /A

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    ☐  Yes    ☒  No

Shares outstanding of each of the registrant’s classes of common stock as of September 30, 2008:

Class	Outstanding as of September 30, 2008
Common Stock, $.01 par value	24,644,700
Class B nonvoting shares, $.01 par value	29,500,000

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A was initially filed under the wrong CIK Number (0001431237), that of Forbes Energy Services LLC, a subsidiary of the issuer, on May 19, 2009 and is being resubmitted as originally filed in order that the report be filed under the correct issuer.

This Amendment No. 1 on Form 10-Q/A (the “Amendment”) amends the Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (the “Original Report”) filed by Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”) with the Securities and Exchange commission (the “SEC”) on November 14, 2008 (the “Original Filing”). As reported in the Current Report on Form 8-K filed by the Company on March 23, 2009, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s consolidated financial statements for the quarters ended March 31, June 30, and September 30, 2008, should be restated due to an error that had been made in recording the purchase price and classification of accounts within shareholders’ equity resulting from the Delaware Reorganization on January 1, 2008, and an error that had been made in the calculation of deferred income taxes effective at the time of the Bermuda Reorganization on May 29, 2008.

The Delaware Reorganization took place effective January 1, 2008, pursuant to which the members of C.C. Forbes, LLC, TX Energy Services, LLC and Superior Tubing Testers, LLC transferred all of the membership interests they held in such companies to Forbes Energy Services LLC, a Delaware limited liability company (FES LLC). Although, in the Delaware Reorganization, FES LLC was the legal acquirer and became the legal parent company, C.C. Forbes, LLC was considered the acquirer for accounting purposes under Statement of Financial Accounting Standards No. 141. As a result, the net assets of C.C. Forbes LLC remained at their historical cost, while purchase accounting was applied to TX Energy Services, LLC and Superior Tubing Testers, LLC. An error occurred in recording the purchase price of these two companies. This resulted in an overstatement of goodwill and property and equipment of $28.2 million and $1.6 million, respectively, which resulted in a corresponding overstatement of total assets and total shareholders’ equity, each by approximately $30.0 million as of September 30, 2008. Additionally, the Company had an error in the classification of accounts within shareholders’ equity.

The Bermuda Reorganization took place effective May 29, 2008, pursuant to which Forbes Energy Services Ltd., a company formed under the laws of Bermuda, became the ultimate parent company of FES LLC and its subsidiaries and, on a consolidated basis, effective that date became subject to federal income taxes. Prior to that date, all income, losses, credits, and deductions of FES LLC and its subsidiaries and their predecessors were passed through to the equity owners’ individual tax returns. An error occurred in the calculation of deferred income taxes effective at the time of the Bermuda Reorganization. The error referenced above resulted in an understatement of deferred income tax liability (and corresponding understatement of total liabilities) of $12.2 million as of September 30, 2008 and the understatement of income tax expense (and corresponding understatement of net loss) of $0.1 million for the three month period ended September 30, 2008 and $7.7 million for the nine month period ended September 30, 2008 and an overstatement of retained earnings (and corresponding overstatement of total shareholders’ equity) of $7.5 million as of September 30, 2008.

This Amendment amends and restates the information in Item 1. Financial Statements, Item 2. Management’s Discussion and Analysis, and Item 4T. Controls and Procedures in Part I, and Item 6. Exhibits in Part II, of the Original Filing. This Amendment continues to describe conditions as of the date of the Original Filing, and the disclosures contained herein have not been updated to reflect events, results or developments that have occurred after the date of the Original Filing, or to modify or update those disclosures affected by subsequent events. Among other things, forward looking statements made in the Original Filing have not been revised to reflect events, results or developments that have occurred or facts that have become known to us after the date of the Original Filing, and such forward looking statements should be read in their historical context. This Amendment should be read in conjunction with the Company’s filings made with the SEC subsequent to the Original Filing, including any amendments to those filings.

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

PART I — FINANCIAL INFORMATION

Item 1.	Condensed Combined/Consolidated Financial Statements

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)

Condensed Combined/Consolidated Balance Sheets (unaudited)

	Predecessor- Combined December 31, 2007	Successor- Consolidated September 30, 2008 (As Restated – See Note 15)
Assets
Current assets
Cash and cash equivalents	$5,209,345	$10,027,617
Accounts receivable - trade, net	42,998,005	79,522,105
Accounts receivable - related parties	151,676	10,517
Accounts receivable - other	505,101	490,234
Prepaid expenses and other current assets	4,466,493	5,069,549

Total current assets	53,330,620	95,120,022

Property and equipment, net	204,132,089	335,624,463
Intangible assets, net	—	40,175,276
Goodwill	—	4,363,369
Deferred financing costs, net	2,183,308	13,124,576
Other assets	349,149	327,961

Total assets	$259,995,166	$488,735,667

Liabilities and Members’/Shareholders’ Equity
Current liabilities
Current maturities of long-term debt	$3,823,422	$7,986,281
Accounts payable - trade	66,496,676	66,068,459
Accounts payable - related parties	3,431,701	547,702
Interest payable	442,381	2,804,724
Accrued expenses	7,384,137	13,334,825

Total current liabilities	81,578,317	90,741,991

Long-term debt, net of current maturities	100,409,507	207,602,604
Notes payable - related parties	7,048,075	—
Deferred tax liability	500,000	60,075,760

Total liabilities	189,535,899	358,420,355

Commitments and contingencies

Members’ equity	70,459,267	—
Shareholders’ equity
Retained earnings (accumulated deficit)	—	(6,546,848)
Preference shares, $.01 par value, 10,000,000 shares authorized	—	—
Common shares, $.01 par value, 450,000,000 shares authorized, 24,644,700 shares issued and outstanding at September 30, 2008	—	246,447
Class B shares, $.01 par value, 40,000,000 shares authorized, 29,500,000 shares issued and outstanding at September 30, 2008	—	295,000
Additional paid-in capital	—	136,320,713

	70,459,267	130,315,312

Total liabilities and members’/shareholders’ equity	$259,995,166	$488,735,667

The accompanying notes are an integral part of these condensed combined/consolidated financial statements.

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)

Condensed Combined/Consolidated Statements of Operations (unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	Predecessor- Combined 2007	Successor- Consolidated 2008 (As Restated – See Note 15)	Predecessor- Combined 2007	Successor- Consolidated 2008 (As Restated – See Note 15)
Revenues
Well servicing	$30,911,863	$54,343,084	$70,815,164	$141,003,486
Fluid logistics	24,927,025	50,802,304	73,824,746	123,265,951

Total revenues	55,838,888	105,145,388	144,639,910	264,269,437

Expenses
Well servicing	16,850,316	35,406,964	39,058,114	89,819,779
Fluid logistics	17,065,983	36,281,048	48,473,312	86,739,998
General and administrative	3,576,245	4,511,599	6,089,872	12,371,906
Depreciation and amortization	4,065,275	9,075,266	9,996,937	23,546,370

Total expenses	41,557,819	85,274,877	103,618,235	212,478,053

Operating income	14,281,069	19,870,511	41,021,675	51,791,384

Other income (expense)
Interest expense	(2,034,859)	(6,532,810)	(5,611,829)	(19,091,945)
Other income (expense)	33,525	2,493	58,563	109,061

Income before taxes	12,279,735	13,340,194	35,468,409	32,808,500

Income Tax Expense	—	5,066,839	—	60,224,259

Net income/(loss)	$12,279,735	$8,273,355	$35,468,409	$(27,415,759)

Earnings/(loss) per share of common stock
Basic	$—	$0.15	$—	$(0.67)
Diluted	$—	$0.15	$—	$(0.67)

Weighted average number of shares outstanding
Basic	—	54,144,700	—	40,653,076
Diluted	—	54,144,700	—	40,653,076

Pro forma earnings/(loss) per share - see Note 11
Basic	$0.15	$0.16	$0.43	$0.38
Diluted	$0.15	$0.16	$0.43	$0.38

Pro forma weighted average number of shares outstanding
Basic	54,144,700	54,144,700	54,144,700	54,144,700
Diluted	54,144,700	54,144,700	54,144,700	54,144,700

The accompanying notes are an integral part of these condensed combined/consolidated financial statements.

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)

Condensed Combined/Consolidated Statements of Changes in

Members’/Shareholders’ Equity (unaudited)

Total Members’ Equity
Balance December 31, 2006	$38,800,732
Net income	35,468,409
Distributions	(11,147,642)

Balance September 30, 2007	$63,121,499

	Capital Stock		Additional Paid-In Capital (As Restated – See Note 15)	Retained Earnings (Accumulated Deficit) (As Restated – See Note 15)	Total Members’ Equity (As Restated – See Note 15)	Total Shareholders’ Equity (As Restated – See Note 15)
	Shares	Amount
Balance December 31, 2007	—	$—	$—	$—	$70,459,267	$70,459,267

January 1, 2008 Delaware reorganization – conversion of CCF	—	—	—	—	35,603,182	35,603,182
Acquisition of TES and STT	—	—	—	—	96,067,739	96,067,739
Distributions	—	—	—	—	(14,734,271)	(14,734,271)
Class B stock issued in connection with Bermuda Reorganization	29,500,000	295,000	95,772,739	20,868,911	(116,936,650)	—
Common stock issued in Initial Equity Offering, net	24,644,700	246,447	39,691,348	—	—	39,937,795
Stock-based compensation	—	—	824,356	—	—	824,356
Contributions	—	—	32,270	—		32,270
Net loss	—	—	—	(27,415,759)	—	(27,415,759)

Balance September 30, 2008 (As Restated)	54,144,700	$541,447	$136,320,713	$(6,546,848)	$—	$130,315,312

The accompanying notes are an integral part of these condensed combined/consolidated financial statements.

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)

Condensed Combined/Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	Predecessor- Combined 2007	Successor- Consolidated 2008 (As Restated – See Note 15)	Predecessor- Combined 2007	Successor- Consolidated 2008 (As Restated – See Note 15)
Cash flows from operating activities
Net income (loss)	$12,279,735	$8,273,355	$35,468,409	$(27,415,759)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities
Depreciation and amortization expense	4,065,275	9,075,266	9,996,937	23,546,370
Amortization of Bond Discount	—	173,151	—	437,137
Stock-based compensation	—	620,928	—	824,356
Deferred income tax	—	5,490,183	—	59,575,759
(Gain) loss on disposal of assets, net	(235,901)	7,604	14,368	25,260
Bad debt expense	83,212	—	83,212	20,000
Deferred loan cost amortization	73,185	414,265	164,749	2,261,358
Changes in operating assets and liabilities, net of effects of acquisitions
Accounts receivable	(7,074,083)	(14,615,057)	(13,920,060)	(36,529,233)
Accounts receivable - related party	(44,226)	83,554	(120,521)	141,159
Prepaid expenses	1,007,890	(351,495)	2,602,823	(603,056)
Other assets	178,160	(616)	(505,907)	(61,112)
Accounts payable	(5,548,853)	2,471,543	(129,524)	10,027,336
Accounts payable - related party	1,960,748	269,013	2,025,325	(2,883,999)
Accrued expenses	806,690	(836,421)	1,208,659	2,976,332
Interest payable	—	(2,804,724)	—	5,336,701
Other	—	49,785	—	69,927

Net cash provided by operating activities	7,551,832	8,320,334	36,888,470	37,748,536

Cash flows from investing activities
Proceeds from sale of property and equipment	4,800	—	15,500	—
Purchase of property and equipment	(23,609,717)	(11,609,706)	(55,757,696)	(140,058,520)

Net cash used in investing activities	(23,604,917)	(11,609,706)	(55,742,196)	(140,058,520)

Cash flows from financing activities
Payments for debt issuance costs	(341,197)	(16,628)	(541,197)	(14,251,368)
Proceeds from issuance of common stock connected to stock offering, net	—	—	—	161,062,296
Purchase outstanding interests in Forbes Energy Services LLC	—	—	—	(120,000,000)
Proceeds from related party debt issuance	—	—	1,800,000	—
Repayments of related party debt	—	—	(406,000)	(7,048,075)
Borrowings on debt	19,114,583	6,442,376	43,343,440	206,594,126
Repayments of debt	(4,692,406)	(1,572,244)	(19,481,633)	(104,526,722)
Members’ cash contributions (distributions)	(2,489,999)	32,270	(11,147,642)	(14,702,001)

Net cash provided by financing activities	11,590,981	4,885,774	13,566,968	107,128,256

Net increase\(decrease) in cash and cash equivalents	(4,462,104)	1,596,402	(5,286,758)	4,818,272

Cash and cash equivalents
Beginning of period	6,824,981	8,431,215	7,649,635	5,209,345

End of period	$2,362,877	$10,027,617	$2,362,877	$10,027,617

The accompanying notes are an integral part of these condensed combined/consolidated financial statements.

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)

Notes to Combined/Consolidated Financial Statements

1.	Organization and Nature of Operations

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

2.	Formation of Forbes Energy Services LLC and Forbes Energy Services Ltd. and the Equity Offering

FES LLC is a Delaware limited liability company formed effective January 1, 2008 to act as the holding company for the three wholly-owned operating companies, CCF, TES, and STT. In the reorganization (the “Delaware Reorganization”), ownership of each of such three operating subsidiaries comprising our business was transferred to FES LLC by their equity investors in exchange for equity interests in FES LLC. Although FES LLC was the legal acquirer in the Delaware Reorganization, CCF was considered the acquirer for accounting purposes. As a result of this determination, the net assets of CCF remain at their historical cost, while purchase accounting was applied to TES and STT. The purchase prices of TES and STT were based on estimates of the enterprise value of each company. Amounts allocated to identifiable tangible and intangible assets acquired and liabilities assumed were based on valuations. FES LLC’s allocation assigned $14.5 million as a step-up to property and equipment of TES, $4.4 million to goodwill, and $42.3 million to other intangible assets. Total value added to the assets and shareholders’ equity was $61.2 million as a result of the Delaware Reorganization.

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

The pro forma unaudited results summarized below reflect our pro forma results of operations as if TES and STT were acquired on January 1, 2007:

	As of September 30, 2007
	Three Months Ended	Nine Months Ended
Revenue	$55,838,888	$144,639,910
Depreciation and amortization	5,184,275	13,353,937
Income before taxes	11,160,735	32,111,409
Net income	11,160,735	32,111,409

5.	Stock-Based Compensation

On May 29, 2008 in connection with our initial public offering, the Forbes Group issued stock options to employees and directors to purchase from the Company up to 2,770,000 shares of Common Stock of the Company at an exercise price of CND $7.00 per share (the Market Price of the Shares as of the Award Date). The options all expire in 2018 and therefore have approximately 9.67 years left before expiration. The Stock Options shall be exercisable equally upon vesting in accordance with the first, second, and third anniversary of the Award Date. The fair value of the options was $2.91 at the Awards Date. The Forbes Group recognized employee stock-based compensation expense of $0.6 million and $0.8 million related to the issuance of these options for the three and nine months ended September 30, 2008. The Forbes Group will have a total of $7.2 million in compensation costs related to share-based compensation to recognize over the remaining service period of 9.67 years for non-vested options.

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

A summary of stock option activity for the nine months ended September 30, 2008, is presented below:

	Options	Weighted average exercise price (1)	Weighted average remaining life (years)	Aggregate intrinsic value
Outstanding December 31, 2007	—	$—	—	$—
Granted	2,770,000	7.00	9.67
Exercised	—	—	—	—
Forfeited or expired	—	—	—	—
Outstanding, September 30, 2008	2,770,000	7.00	9.67	—

Options vested and expected to vest, September 30, 2008	—	—	—	—

Options exercisable, September 30, 2008	—	—	—	—

(1)	CDN$7.00

6.	Property and Equipment

Property and equipment at September 30, 2008, consisted of the following:

	Estimated Life in Years	Successor- Consolidated 2008 (As Restated- See Note 15)
Land		$91,242
Building and improvements	5-30 years	4,937,799
Autos and trucks	5-10 years	73,651,077
Well servicing equipment	3-15 years	280,437,979
Wells	5-15 years	12,213,015
Furniture and fixtures	3-10 years	2,082,559
Other	3-20 years	72,057

		373,485,728

Less: accumulated depreciation
Building and improvements		(308,639)
Autos and trucks		(12,074,764)
Well servicing equipment		(23,815,035)
Wells		(1,381,848)
Furniture and fixtures		(280,979)

		(37,861,265)

		$335,624,463

7.	Long-Term Debt

Long-term debt at December 31, 2007 and September 30, 2008, consisted of the following:

	Predecessor- Combined 2007	Successor- Consolidated 2008 (As Restated- See Note 15)
Senior secured 11% notes	$—	$200,588,887
CitiBank Revolver		$6,442,376
FNB Note - August 2005	21,075,000	—
FNB Note - January 2006	3,809,524	—
FNB Note - May 2006	16,592,586	—
FNB Note - August 2006	3,756,881	—
FNB Note - January 2007	8,336,339	—
FNB Note - June 2007	14,278,807	—
FNB Note - October 2007	4,804,393	—
Wells Fargo notes	9,198,751	—
Paccar notes	5,833,805	8,557,622
Center Capital notes	5,022,452	—
Daimler Chrysler notes	3,329,847	—
Ford Motor Credit notes	2,695,874	—
Insurance notes	3,823,422	—
Other bank financing	1,675,248	—

	104,232,929	215,588,885
Less: Current maturities	(3,823,422)	(7,986,281)

	$100,409,507	$207,602,604

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

Tasco Tool Services, Inc. is a down-hole tool company that is partially owned and managed by one of the shareholders of the Forbes Group. Tasco rents and sells tools to the Forbes Group from time to time. The Forbes Group had capital expenditures of $0.1 million and $0, no revenues from Tasco for the periods set forth and recognized expenses of approximately $4,000 and $0.3 million related to transactions with Tasco for the three months ended September 30, 2007 and 2008, respectively. The Forbes Group had capital expenditures of approximately $0.1 million and $20,000, no revenues from Tasco for the periods set forth and recognized expenses of approximately $17,000 and $0.3 million related to transactions with Tasco for the nine months ended September 30, 2007 and 2008, respectively. The Forbes Group had $60,000 accounts payable and no accounts receivable with Tasco as of December 31, 2007, resulting from such transactions. Accounts payable and accounts receivable to Tasco as of September 30, 2008 were $37,000 and $0, respectively.

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

The following table sets forth the computation of basic and diluted earnings per share:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2008 (As Restated- See Note 15)	2007	2008 (As Restated- See Note 15)
Basic:
Net income (loss)	$12,279,735	$8,273,355	$35,468,409	$(27,415,759)

Weighted average common shares	—	54,144,700	—	40,653,076

Basic net income (loss) per share	$—	$0.15	$—	$(0.67)

Diluted:
Net income (loss)	$12,279,735	$8,273,355	$35,468,409	$(27,415,759)

Weighted average common shares	—	54,144,700	—	40,653,076
Stock Options	—	—	—	—

Weighted average common shares - diluted	—	54,144,700	—	40,653,076

Diluted net income (loss) per share - diluted	$—	$0.15	$—	$(0.67)

Pro forma earnings/loss per share
Basic:
Net income	$7,981,828	$8,404,322	$23,054,466	$20,669,354
Weighted average common shares	54,144,700	54,144,700	54,144,700	54,144,700
Basic net income (loss) per share	$0.15	$0.16	$0.43	$0.38

Diluted:
Net income	$7,981,828	$8,404,322	$23,054,466	$20,669,354
Weighted average common shares	54,144,700	54,144,700	54,144,700	54,144,700
Stock Options	—	—	—	—

Weighted average common shares - diluted	54,144,700	54,144,700	54,144,700	54,144,700

Diluted net income (loss) per share - diluted	$0.15	$0.16	$0.43	$0.38

12.	Income Taxes (Restated)

The Company’s effective tax rate for the three and nine months ended September 30, 2008 was 38.0% and 183.6% based on a pre-tax profit of $13.3 million and $32.8 million. This compares to 0% and 0% for the three and nine months ended September 30, 2007, respectively as the Forbes Group was not taxable prior to May 29, 2008. The increased effective tax rate for the nine months ended September 30, 2008 was primarily due to the Company’s change in tax status as of May 29, 2008.

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

In addition, income tax expense includes federal income tax of $4.7 million and $6.7 million for the three and nine months ended September 30, 2008, respectively.

The Forbes Group is subject to the revised Texas Franchise tax. The revised Texas Franchise tax is an income tax equal to one percent of Texas-sourced revenue reduced by the greater of (a) cost of goods sold (as defined by Texas law), (b) compensation (as defined by Texas law) or (c) thirty percent of the Texas-sourced revenue. The Forbes Group accounts for the revised Texas Franchise tax in accordance with SFAS No. 109, the tax is derived from a taxable base that consists of income less deductible expenses. For the three and nine months ended September 30, 2008, the Forbes Group recorded franchise tax expense of $0.4 million and $0.7 million.

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

The following table sets forth certain financial information with respect to the Company’s reportable segments:

	Well Servicing	Fluid Logistics	Consolidated (As Restated- See Note 15)
Three months ended September 30, 2007 Processor – Combined

Operating revenues	$30,911,863	$24,927,025	$55,838,888
Internal revenues	21,136	—	21,136
Direct operating costs	16,850,316	17,065,983	33,916,299

Segment profits	$14,082,683	$7,861,042	$21,943,725

Depreciation and amortization	$2,401,547	$1,663,727	$4,065,275
Capital expenditures	34,319,752	13,599,327	47,919,079
Assets	154,269,808	66,508,098	220,777,906

Three months ended September 30, 2008 Successor – Consolidated (Restated)

Operating revenues	$54,343,083	$50,802,304	$105,145,387
Internal revenues	—	—	—
Direct operating costs	35,406,964	36,281,048	71,688,012

Segment profits	$18,936,119	$14,521,256	$33,457,375

Depreciation and amortization	$5,092,353	$3,982,913	$9,075,266
Capital expenditures	28,235,770	15,986,580	44,222,350
Assets	287,049,258	188,139,772	475,189,030

Nine months ended September 30, 2007 Processor – Combined

Operating revenues	$70,815,164	$73,824,746	$144,639,910
Internal revenues	21,136		21,136
Direct operating costs	39,058,114	48,473,312	87,531,426

Segment profits	$31,778,186	$25,351,434	$57,129,620

Depreciation and amortization	$6,024,057	$3,972,880	$9,996,937
Capital expenditures	66,692,894	20,423,790	87,116,684
Assets	154,269,808	66,508,098	220,777,906

Nine months ended September 30, 2008 Successor – Consolidated (Restated)

Operating revenues	$141,003,486	$123,265,951	$264,269,437
Internal revenues	—	—	—
Direct operating costs	89,819,779	86,739,998	176,559,777

Segment profits	$51,183,707	$36,525,953	$87,709,660

Depreciation and amortization	$13,121,367	$10,425,003	$23,546,370
Capital expenditures	101,150,282	37,320,549	138,470,831
Assets	287,049,258	188,139,772	475,189,030

	Three Months Ended September 30,		Nine Months Ended September 30,
	Predecessor- Combined 2007	Successor- Consolidated 2008 (As Restated- See Note 15)	Predecessor- Combined 2007	Successor- Consolidated 2008 (As Restated- See Note 15)
Reconciliation of the Forbes Group Operating Income as Reported:
Segment profits	$21,943,725	$33,457,375	$57,129,620	$87,709,660
Eliminate internal transactions	(21,136)	—	(21,136)	—
General and administrative exp	3,576,245	4,511,598	6,089,872	12,371,906
Depreciation and amortization	4,065,275	9,075,266	9,996,937	23,546,370

Operating income	14,281,069	19,870,511	41,021,675	51,791,384
Other income and expenses, net	(2,001,334)	(6,530,317)	(5,553,266)	(18,982,884)

Income before income taxes	$12,279,735	$13,340,194	$35,468,409	$32,808,500

Reconciliation of the Forbes Group Assets as Reported:
Total reportable segments	$220,777,906	$475,189,030	$220,777,906	$475,189,030
Eliminate internal transactions	(8,219,607)	(380,732,703)	(8,219,607)	(380,732,703)
Parent	—	394,279,340	—	394,279,340

Total assets	$212,558,299	$488,735,667	$212,558,299	$488,735,667

14.	Subsequent Events

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

15.	Restatement

Subsequent to the issuance of our unaudited condensed consolidated financial statements for the quarter ended September 30, 2008, we determined that those financial statements included errors relating to goodwill, classification of accounts within shareholders’ equity, and income tax accounting. In connection with the Delaware Reorganization effective January 1, 2008, an error was made in the application of purchase accounting that resulted in an overstatement of goodwill and property and equipment of $28.2 million and $1.6 million, respectively, which resulted in a corresponding overstatement of total assets and total shareholders’ equity, by approximately $30.0 million as of September 30, 2008. A misapplication of purchase accounting also resulted in the incorrect classification of accounts within shareholders’/members’ equity. In connection with the Bermuda Reorganization effective on May 29, 2008, an additional error was made in the calculation of income tax expense and deferred income taxes amounting to $0.1 million $7.7 million for the three and nine months ended September 30, 2008 . As a result, we are restating our unaudited condensed consolidated financial statements for the quarterly period ended September 30, 2008 to correct these errors as follows:

Consolidated Balance Sheet

	As of September 30, 2008
	As Previously Reported	Restatement Adjustments	As Restated
Assets
Property and equipment, net	$337,249,208	$(1,624,745)	$335,624,463
Goodwill	32,597,846	(28,234,477)	4,363,369
Total assets	518,594,889	(29,859,222)	488,735,667

Liabilities and Members’/Shareholders’ Equity
Income taxes payable	$3,980,143	$(3,980,143)	$—
Accrued expenses	13,887,008	(552,183)	13,334,825
Total current liabilities	95,274,317	(4,532,326)	90,741,991
Deferred tax liability	47,828,963	12,246,797	60,075,760
Total liabilities	350,705,884	7,714,471	358,420,355

Retained earnings (accumulated deficit)	$126,729,657	$(133,276,505)	$(6,546,848)
Additional paid-in capital	40,617,901	95,702,812	136,320,713
Total members’/shareholders’ equity	167,889,005	(37,573,693)	130,315,312
Total liabilities and members’/shareholders’ equity	518,594,889	(29,859,222)	488,735,667

Consolidated Statements of Operations

	Three Months Ended September 30, 2008
	As Previously Reported	Restatement Adjustments	As Restated
Depreciation and amortization	$9,157,283	$(82,017)	$9,075,266
Total expenses	85,356,894	(82,017)	85,274,877
Operating income	19,788,494	82,017	19,870,511
Income before taxes	13,258,177	82,017	13,340,194
Income Tax Expense	4,928,570	138,269	5,066,839
Net income	8,329,607	(56,252)	8,273,355

Earnings per share of common stock
Basic	$0.15	$—	$0.15
Diluted	0.15	—	0.15
Pro forma earnings per share
Basic	$0.15	$0.01	$0.16
Diluted	0.15	0.01	0.16

	Nine Months Ended September 30, 2008
	As Previously Reported	Restatement Adjustments	As Restated
Depreciation and amortization	$23,792,421	$(246,051)	$23,546,370
Total expenses	212,724,104	(246,051)	212,478,053
Operating income	51,545,333	246,051	51,791,384
Income before taxes	32,562,448	246,052	32,808,500
Income Tax Expense	52,509,787	7,714,472	60,224,259
Net loss	(19,947,339)	(7,468,420)	(27,415,759)

Loss per share of common stock
Basic	$(0.49)	$(0.18)	$(0.67)
Diluted	(0.49)	(0.18)	(0.67)
Pro forma earnings per share
Basic	$0.38	$—	$0.38
Diluted	0.38	—	0.38

Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended September 30, 2008
	As Previously Reported	Restatement Adjustments	As Restated
Cash flows from operating activities:
Net Income	$8,329,607	$(56,252)	$8,273,355
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization expense	9,157,283	(82,017)	9,075,266
Stock-based compensation	670,713	(49,785)	620,928
Deferred income tax	1,440,937	4,049,246	5,490,183
Changes in operating assets and liabilities, net of effects of acquisitions:
Accrued expenses	(124,870)	(711,551)	(836,421)
Income taxes payable	3,199,426	(3,199,426)	—
Other	—	49,785	49,785
Net cash provided by operating activities	8,320,334	—	8,320,334

	Nine Months Ended September 30, 2008
	As Previously Reported	Restatement Adjustments	As Restated
Cash flows from operating activities:
Net loss	$(19,947,339)	$(7,468,420)	$(27,415,759)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization expense	23,792,421	(246,051)	23,546,370
Stock-based compensation	894,283	(69,927)	824,356
Deferred income tax	47,328,962	12,246,797	59,575,759
Changes in operating assets and liabilities, net of effects of acquisitions:
Accrued expenses	3,528,515	(552,183)	2,976,332
Income taxes payable	3,980,143	(3,980,143)	—
Other	—	69,927	69,927
Net cash provided by operating activities	37,748,536	—	37,748,536

There was no impact on cash flows from investing activities for the three or nine month periods ended September 30, 2008.

Consolidated Statements of Changes in Members’/Shareholders’ Equity (unaudited)

	Additional Paid-In Capital	Retained Earnings	Total Members’ Equity	Total Shareholders’ Equity
January 1, 2008 Delaware reorganization, as previously reported	$ —	$ —	$ —	$ —
Restatement adjustments	—	—	35,603,182	35,603,182
January 1, 2008 Delaware reorganization, as restated	—	—	35,603,182	35,603,182

Record purchase price for TES and STT, as previously reported	—	91,247,000	—	91,247,000
Restatement adjustments	—	(91,247,000)	96,067,739	4,820,739
Acquisition of TES and STT, as restated	—	—	96,067,739	96,067,739

Class B stock for FES LLC, as previously reported	—	(295,000)	—	—
Restatement adjustments	95,772,739	21,163,911	(116,936,650)	—
Class B stock issued in connection with Bermuda Reorganization, as restated	95,772,739	20,868,911	(116,936,650)	—

Amortization of stock options, as previously reported	894,283	—	—	894,283
Restatement adjustments	(69,927)	—	—	(69,927)
Stock-based compensation, as restated	824,356	—	—	824,356

Net loss, as previously reported	—	(19,947,339)	—	(19,947,339)
Restatement adjustments	—	(7,468,420)	—	(7,468,420)
Net loss, as restated	—	(27,415,759)	—	(27,415,759)

Balance September 30, 2008, as previously reported	40,617,901	126,729,657	—	167,889,005
Restatement adjustments	95,702,812	(133,276,505)	—	(37,573,693)
Balance September 30, 2008, as restated	136,320,713	(6,546,848)	—	130,315,312

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Restatement

As discussed more fully in the Explanatory Note of this Form 10-Q/A and in Note 15 to the condensed consolidated financial statements in Item 1, Part I, we have restated our unaudited condensed combined/consolidated financial statements in this Form 10-Q/A as a result of certain accounting errors that were determined subsequent to the issuance of our unaudited condensed consolidated financial statements for the quarter ended September 30, 2008. All amounts and commentary in this Management's Discussion and Analysis of Financial Condition and Results of Operations section give effect to the restatement.

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

Operating Expenses — Our operating expenses (excluding general and administrative expenses and depreciation and amortization) increased to $71.7 million for the three months ended September 30, 2008, from $33.9 million for the three months ended September 30, 2007, an increase of $37.8 million or 111.4%. Operating expenses as a percentage of revenues were 68.2% for the three months ended September 30, 2008, compared to 60.7% for the three months ended September 30, 2007. This increase is generally attributable to our significant growth in terms of customers and equipment, and to a lesser degree to increased labor and related costs, and fuel price increases as discussed below.

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

Depreciation and Amortization. Depreciation and amortization expenses increased by $5.0 million, or 123.2%, to $9.1 million, due to new equipment acquired in the second half of 2007 and three months ended September 30, 2008. Capital expenditures incurred for the three months ended September 30, 2008 were $44.2 million compared to $47.9 million for the three months ended September 30, 2007.

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

Income Taxes. We recognized no income tax expense for the three months ended September 30, 2007 as the Company was a nontaxable entity. We recognized income tax expense of $5.1 million for the three months ended September 30, 2008 due to FES LTD becoming subject to U.S. federal taxes on May 29, 2008 as a result of our Bermuda Reorganization.

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

Depreciation and Amortization. Depreciation and amortization expenses increased by $13.5 million, or 135.5%, to $23.5 million, due to new equipment acquired in 2007 and the nine months ended September 2008. Capital expenditures incurred for the nine months ended September 30, 2008 were $138.5 million compared to $87.1 million for the nine months ended September 30, 2007.

Interest and Other Expenses. Interest and other expenses were $19.0 million in the nine months ended September 30, 2008, compared to $5.6 million in the nine months ended September 30, 2007. This increase is due to debt associated with the addition on new equipment and higher interest rates on new debt.

Income Taxes. We recognized no income tax expense for the nine months ended September 30, 2007 as the Company was a nontaxable entity. We recognized income tax expense of $60.2 million for the nine months ended September 30, 2008 due to FES LTD becoming subject to U.S. federal taxes on May 29, 2008 as a result of our Bermuda Reorganization.

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

Cash Flows from Operating Activities

Net cash provided by operating activities totaled $37.8 million for the nine months ended September 30, 2008, compared to net cash provided by operating activities of $36.9 million for the nine months ended September 30, 2007, a increase of $0.9 million. During the nine months ended September 30, 2008 and 2007, net loss was reduced for non-cash items, such as depreciation and amortization, in addition to deferred tax expense reflected in the current year as a result of a change in the Forbes Group’s tax status.

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

In connection with preparing this Amendment, our management, with the participation of our chief executive officer and chief financial officer, again evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2008. Our Chief Executive Officer and Chief Financial Officer again evaluated our disclosure controls and procedures as of the end of the period covered by the Quarterly Report and concluded that such disclosure controls and procedures were not effective due to the material weaknesses that were previously identified (See “—Material Weaknesses” below) and due to material weaknesses identified in connection with and relating to purchase accounting and income tax accounting (See “—Additional Material Weaknesses” below and further discussion set forth under Item 9(a), “Controls and Procedures,” of our Annual Report on Form 10-K for the year ended December 31, 2008.

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

Additional Material Weaknesses

The following additional material weaknesses were identified as of September 30, 2008 in connection with the errors noted in the Original Filing:

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

PART II — OTHER INFORMATION

Item 6.	Exhibits

Number		Description of Exhibits
2.1	—	Agreement and Plan of Reorganization effective January 1, 2008 among Forbes Energy Services LLC and the respective members of C.C. Forbes, LLC, TX Energy Services, LLC and Superior Tubing Testers, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

2.2	—	Agreement and Plan of Reorganization effective May 29, 2008 among Forbes Energy Services Ltd. and the members of Forbes Energy Services LLC (incorporated by reference to Exhibit 2.2 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

3.1	—	Memorandum of Association of Forbes Energy Services Ltd. (incorporated by reference to Exhibit 3.11 to the Company’s Form S-4/A filed September 27, 2008, Registration No. 333-150853).

3.2	—	Amended and Restated Bye-laws of Forbes Energy Services Ltd. (incorporated by reference to Exhibit 3.12 to the Company’s Form S-4/A filed September 27, 2008, Registration No. 333-150853).

4.1	—	Indenture, dated February 12, 2008 among Forbes Energy Services LLC and Forbes Energy Capital Inc., as issuers, the guarantors party thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

4.2	—	Supplemental Indenture, dated May 29, 2008 among Forbes Energy Services Ltd., Forbes Energy Services LLC, Forbes Energy Capital Inc., the other Guarantors (as defined in the Indenture referred to therein) and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Form 10-Q for the quarter ended June 30, 2008).

4.3	—	Notation of Guarantee, dated May 29, 2008 from Forbes Energy Services Ltd. (incorporated by reference to Exhibit 4.3 to the Company’s Form 10-Q for the quarter ended June 30, 2008).

10.1	—	Commercial Equipment Lease Agreement, dated October 15, 2008 among Forbes Energy Services LLC and Alice Environmental Services, LP (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 2008).

31.1*	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2*	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1*	—	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	—	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORBES ENERGY SERVICES Ltd.

May 19, 2009	By:	/s/ John E. Crisp
John E. Crisp
Chairman, Chief Executive Officer and President
(Principal Executive Officer)

May 19, 2009	By:	/s/ L. Melvin Cooper
L. Melvin Cooper
Senior Vice President,
Chief Financial Officer and Assistant Secretary
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Number		Description of Exhibits
2.1	—	Agreement and Plan of Reorganization effective January 1, 2008 among Forbes Energy Services LLC and the respective members of C.C. Forbes, LLC, TX Energy Services, LLC and Superior Tubing Testers, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

2.2	—	Agreement and Plan of Reorganization effective May 29, 2008 among Forbes Energy Services Ltd. and the members of Forbes Energy Services LLC (incorporated by reference to Exhibit 2.2 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

3.1	—	Memorandum of Association of Forbes Energy Services Ltd. (incorporated by reference to Exhibit 3.11 to the Company’s Form S-4/A filed September 27, 2008, Registration No. 333-150853).

3.2	—	Amended and Restated Bye-laws of Forbes Energy Services Ltd. (incorporated by reference to Exhibit 3.12 to the Company’s Form S-4/A filed September 27, 2008, Registration No. 333-150853).

4.1	—	Indenture, dated February 12, 2008 among Forbes Energy Services LLC and Forbes Energy Capital Inc., as issuers, the guarantors party thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

4.2	—	Supplemental Indenture, dated May 29, 2008 among Forbes Energy Services Ltd., Forbes Energy Services LLC, Forbes Energy Capital Inc., the other Guarantors (as defined in the Indenture referred to therein) and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Form 10-Q for the quarter ended June 30, 2008).

4.3	—	Notation of Guarantee, dated May 29, 2008 from Forbes Energy Services Ltd. (incorporated by reference to Exhibit 4.3 to the Company’s Form 10-Q for the quarter ended June 30, 2008).

10.1	—	Commercial Equipment Lease Agreement, dated October 15, 2008 among Forbes Energy Services LLC and Alice Environmental Services, LP (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 2008).

31.1*	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2*	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1*	—	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32. 2*	—	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.