Form 10-Q
period 2009-06-30
Forbes Energy Services Ltd.
filed 2009-08-14
CIK 1434842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    ☐  Yes    ☒  No

Shares outstanding of each of the registrant’s classes of common stock:

Class	Outstanding as of August 14, 2009
Common Stock, $.01 par value (1)	32,611,200
Class B non-voting shares, $0.01 par value (1)	29,500,000

(1)	See Footnote 16 of Notes to Condensed Consolidated Financial Statements

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

PART I — FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)

Condensed Consolidated Balance Sheets (unaudited)

	June 30, 2009	December 31, 2008
Current assets
Cash and cash equivalents	$38,563,078	$23,469,067
Accounts receivable – trade, net	41,672,837	69,095,522
Accounts receivable – related parties	140,409	97,672
Accounts receivable – other	982,813	605,925
Prepaid expenses	3,506,301	5,266,256
Other current assets	937,663	1,108,846

Total current assets	85,803,101	99,643,288
Property and equipment, net	321,919,592	330,951,116
Intangible assets, net	38,029,379	39,459,977
Deferred financing costs, net	11,381,650	12,709,207
Other assets	38,701	37,803

Total assets	$457,172,423	$482,801,391

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable – trade	$21,553,215	$28,653,204
Accounts payable – related parties	464,634	277,154
Income tax payable	492,066	1,005,872
Accrued interest payable	8,293,761	8,488,560
Accrued expenses	9,008,502	11,699,652
Current maturities of long-term debt	9,473,052	6,811,802

Total current liabilities	49,285,230	56,936,244
Long-term debt, net of current maturities	207,122,999	205,378,040
Deferred tax liability	54,676,072	62,068,620

Total liabilities	311,084,301	324,382,904

Commitments and contingencies (Note 10)
Shareholders’ equity
Preference shares, $.01 par value, 10,000,000 shares authorized	—	—
Common shares, $.01 par value, 450,000,000 shares authorized, 32,611,200 shares issued and outstanding	326,112	326,112
Class B shares, $.01 par value, 40,000,000 shares authorized, 29,500,000 shares issued and outstanding	295,000	295,000
Additional paid-in capital	167,918,915	166,676,054
Accumulated deficit	(22,451,905)	(8,878,679)

Total shareholders’ equity	146,088,122	158,418,487

Total liabilities and shareholders’ equity	$457,172,423	$482,801,391

The accompanying notes are an integral part of these condensed consolidated financial statements.

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)

Condensed Consolidated Statements of Operations (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues
Well servicing	$25,515,071	$47,376,065	$57,054,079	$86,660,403
Fluid logistics	24,237,506	41,225,126	56,129,880	72,463,647

Total revenues	49,752,577	88,601,191	113,183,959	159,124,050

Expenses
Well servicing	23,720,892	30,008,033	50,116,601	54,412,815
Fluid logistics	19,928,066	28,164,067	43,159,687	50,458,950
General and administrative	3,896,576	4,717,627	9,670,455	7,860,308
Depreciation and amortization	9,774,963	7,431,081	19,466,335	14,471,104

Total expenses	57,320,497	70,320,808	122,413,078	127,203,177

Operating (loss)	(7,567,920)	18,280,383	(9,229,119)	31,920,873

Other income (expense)
Interest expense, net	(6,406,311)	(6,584,009)	(13,059,988)	(12,559,135)
Gain on extinguishment of debt	447,842	—	1,421,750	—
Other income	8,084	77,034	34,617	106,568

Income (loss) before taxes	(13,518,305)	11,773,408	(20,832,740)	19,468,306

Income tax expense (benefit)	(4,480,569)	54,985,420	(7,259,514)	55,157,420

Net (loss)	$(9,037,736)	$(43,212,012)	$(13,573,226)	$(35,689,114)

Loss per share of common stock
Basic and diluted	$(0.15)	$(1.13)	$(0.22)	$(1.05)

Weighted average number of shares outstanding
Basic and diluted	62,111,200	38,166,398	62,111,200	33,833,299

Pro forma earnings per share - see Note 12
Basic		$0.14		$0.23
Diluted		$0.13		$0.22

Pro forma weighted average number of shares outstanding
Basic		54,144,700		54,144,700
Diluted		56,914,700		56,914,700

The accompanying notes are an integral part of these condensed consolidated financial statements.

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)

Condensed Consolidated Statements of Changes in Shareholders’ Equity (unaudited)

	Capital Stock		Additional Paid-in	Retained	Total Shareholders’
	Shares	Amount	Capital	Earnings	Equity

Balance December 31, 2008	62,111,200	$621,112	$166,676,054	$(8,878,679)	$158,418,487

Stock-based compensation			1,247,155		1,247,155
Net loss				(13,573,226)	(13,573,226)

Stock offering costs	—	—	(4,294)	—	(4,294)

Balance June 30, 2009	62,111,200	$621,112	$167,918,915	$(22,451,905)	$146,088,122

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)

Condensed Consolidated Statements of Cash Flows (unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Cash flows from operating activities
Net loss	$(9,037,736)	$(43,212,012)	$(13,573,226)	$(35,689,114)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	9,774,963	7,431,081	19,466,335	14,471,104
Amortization of Senior Secured Notes Discount	209,327	—	447,375	—
Stock-based compensation	622,418	203,428	1,247,155	203,428
Deferred tax expense (benefit)	(4,466,168)	54,844,294	(7,392,548)	54,866,294
(Gain)/loss on disposal of assets, net	(27,682)	17,656	(84,986)	17,656
Gain on extinguishment of debt	(447,842)	—	(1,421,750)	—
Bad debt expense	1,246,495	19,681	2,333,086	20,000
Deferred loan cost amortization	470,085	696,993	914,307	1,847,093
Changes in operating assets and liabilities
Accounts receivable	9,209,440	(15,754,041)	25,166,534	(21,914,176)
Accounts receivable - related party	(22,551)	(10,038)	(42,737)	57,605
Prepaid expenses	1,575,786	510,463	1,912,272	(251,561)
Other assets	1,097,179	403	161,439	(60,496)
Accounts payable	(1,472,882)	6,529,371	1,005,938	7,555,793
Accounts payable - related party	142,839	(1,613,866)	187,481	(3,153,012)
Accrued expenses	(1,256,668)	691,220	(2,691,150)	3,032,035
Income taxes payable	(661,241)	—	(513,806)	—
Interest payable	5,301,917	5,184,048	(194,799)	8,141,425
Other	—	20,142	—	20,142

Net cash provided by operating activities	12,257,679	15,558,823	26,926,920	29,164,216

Cash flows from investing activities
Insurance proceeds	834,549	—	1,660,630	—
Purchase of property and equipment	(11,198,345)	(43,595,019)	(19,139,608)	(128,448,814)

Net cash used in investing activities	(10,363,796)	(43,595,019)	(17,478,978)	(128,448,814)

Cash flows from financing activities
Proceeds from senior secured notes	—	—	—	200,151,750
Borrowings of the debt	—	(90,834)	—	—

Repayment of debt	(1,479,613)	(1,030,450)	(2,934,637)	(102,690,492)
Borrowings under Credit Facility	—	—	12,000,000	—
Retirement of senior secured notes	(1,400,000)	—	(3,415,000)	—
Payments for debt issuance costs	—	(2,923,624)	—	(14,234,740)
Proceeds from issuance of common stock in stock offering, net	—	161,062,296	—	161,062,296
Purchase outstanding interests in Forbes Energy Services LLC	—	(120,000,000)	—	(120,000,000)
Stock offering costs	—	—	(4,294)	—
Repayments of related party debt	—	—	—	(7,048,075)
Members’ cash distributions	—	(11,502,270)	—	(14,734,271)

Net cash provided by (used in) financing activities	(2,879,613)	25,515,118	5,646,069	102,506,468

Net increase (decrease) in cash and cash equivalents	(985,730)	(2,521,078)	15,094,011	3,221,870
Cash and cash equivalents
Beginning of period	39,548,808	10,952,293	23,469,067	5,209,345

End of period	$38,563,078	$8,431,215	$38,563,078	$8,431,215

The accompanying notes are an integral part of these condensed consolidated financial statements.

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)

Notes to Consolidated Financial Statements

1.	Organization and Nature of Operations

Nature of Business

Forbes Energy Services Ltd. (“FES Ltd”) and its subsidiaries, Forbes Energy Services LLC (“FES LLC”), Forbes Energy Capital Inc. (“FES CAP”), C.C. Forbes, LLC (“CCF”), TX Energy Services, LLC (“TES”), Superior Tubing Testers, LLC (“STT”) and Forbes Energy International, LLC (“FEI LLC”) are headquartered in Alice, Texas, and conduct business primarily in the state of Texas. On October 15, 2008, FES LLC and FEI LLC formed Forbes Energy Services México, S. de R.L. de C.V. (“FES Mexico”), a Mexican limited liability partnership (sociedad de responsabilidad limitada de capital variable), to conduct operations in Mexico. On December 3, 2008, Forbes Energy Services Mexico Servicios de Personal, S. de R.L de C. V. was formed to provide employee services to FES Mexico, and on June 8, 2009, FES LTD formed a branch in Mexico. As used in these condensed consolidated financial statements, the “Company,” the “Forbes Group,” “we,” or “our” means FES Ltd and all subsidiaries on and after May 29, 2008 (the date of the Bermuda Reorganization (discussed below) and FES LLC and its subsidiaries from January 1, 2008 to May 28, 2008.

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

FES LLC is a Delaware limited liability company formed effective January 1, 2008 to act as the holding company for the three wholly-owned operating companies, CCF, TES, and STT. In the reorganization (the “Delaware Reorganization”), ownership of each of such three operating subsidiaries comprising our business was transferred to FES LLC by their equity investors in exchange for equity interests in FES LLC. Although FES LLC was the legal acquirer in the Delaware Reorganization, CCF was considered the acquirer for accounting purposes. As a result of this determination, the net assets of CCF remain at their historical cost of $35.6 million and additional paid in capital of $1.5 million was presented separately similar to a change in reporting entity and a reorganization due to the change from a LLC to a corporation for the periods when the entities were under common control. Purchase accounting was applied to TES and STT. Consideration (in the form of FES LLC equity) was issued to purchase STT and TES in a business combination for approximately $94.5 million which was presented as additional paid in capital on the Statement of Changes in Shareholders’ Equity. Amounts allocated to identifiable tangible and intangible assets acquired and liabilities assumed were based on valuations. FES LLC allocated $14.5 million as a step-up in book value to property and equipment of TES, $4.4 million to goodwill, and $42.3 million to other intangible assets. Total value added to the assets and shareholders equity was $61.2 million as a result of the Delaware Reorganization. The amount of $96 million reported as “Acquisition of TES and STT” under “Total Members Equity” represents the $94.5 million associated with TES and STT in addition to the $1.5 million associated with historical contributions into CCF. This amount is reduced by $.3 million ($295,000 par value of Class B shares) in arriving at the $95.7 million reported on the “Class B stock issued in connection with Bermuda Reorganization” line under “Additional Paid-In Capital”. Since FES LLC was the legal entity of record until May 29, 2009, the Company reported all equity activity under “Members’ Equity” on the Statement of Changes in Members’/Shareholders’ Equity until the Company’s conversion to a Bermuda corporation as disclosed below.

Members’ Equity

Delaware Reorganization	$35,603,182
Historical Equity of TES & STT	33,369,896
Historical Contributions – CCF	1,486,189

Opening Balance – January 1, 2008	$70,459,267
Step-Up associated with TES & STT	61,211,654
Member distributions prior to conversion from LLC to C Corporation	(14,734,271)
Conversion from LLC to a C Corporation on May 29, 2008	(116,936,650)

Ending Balance of members’ equity – December 31, 2008	$—

Additional Paid in Capital

Class B stock issued for FES LLC:

Historical Equity of TES & STT	$33,369,896
Historical Contributions – CCF	1,486,189
Step-Up associated with TES	61,211,654
Less: Par Value of Class B shares	(295,000)

$95,772,739

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

Common stock issued in connection with Initial Equity Offering:

Gross Proceeds in US dollars	$173,920,254
Less: 6% commission	(10,127,805)

Net proceeds received after commission	163,792,449

Purchase outstanding membership interest in FES LLC	(120,000,000)
Less: Stock issuance costs	(3,425,408)
Less: Par value of common stock	(246,447)

$39,691,348

The net proceeds from this issuance were $39,937,795 which is the sum of the Capital Stock amount of $246,447 ($.01 par value of the 24,644,700 common shares) and the Additional Paid-In Capital amount of $39,691,348 reported on the Statement of Changes in Members’/Shareholders’ Equity.

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

Although we currently believe our liquidity and projected cash flows from operations will be sufficient to meet our cash requirements for the next twelve months and the foreseeable future, the factors described above create uncertainty. The continued compliance with our debt covenants is dependent upon us obtaining a minimum level of earnings before interest, taxes, depreciation, amortization, goodwill impairments, and stock based compensation expense, or EBITDA, and maintaining a minimum level of net worth. Our forecasted EBITDA indicates that, unless operating conditions improve, we may not be in compliance with certain financial maintenance covenants in our Credit Facility at September 30, 2009. Although we believe we will be able to obtain a waiver from the issuer of the Credit Facility, there can be no assurance that we will be successful in doing so. Failure to obtain such a waiver could result in all or a portion of our outstanding debt becoming immediately due and payable. We recently negotiated a nonbinding term sheet for financing to replace the Credit Facility with senior secured debt that would not have financial maintenance covenants but would have covenants substantially similar to those in the indenture governing the Senior Secured Notes (as hereinafter defined). Such new financing will be subject to the completion of definitive documentation and other typical closing conditions. There can be no assurance that we will be successful in completing this financing.

3.	Basis of Presentation

Interim Financial Information

The unaudited condensed consolidated financial statements of the Forbes Group are prepared in conformity with accounting principles generally accepted in the United States of America, or “GAAP”. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted.

Therefore, these financial statements should be read along with the annual audited consolidated financial statements and notes thereto included in Forbes Group’s Annual Report on Form 10-K for the year ended December 31, 2008. In management’s opinion, all adjustments necessary for a fair statement are reflected in the interim periods presented. Interim results for the three and six months ended June 30, 2009 may not be indicative of results that will be realized for the full year ending December 31, 2009.

The Forbes Group’s condensed consolidated financial statements as of and for the three and six months ended June 30, 2009 include the accounts of FES Ltd and all its wholly-owned and consolidated subsidiaries and, for the three and six months ended June 30, 2008, include the accounts of FES LLC and all its wholly-owned and consolidated subsidiaries.

Functional Currency

Transactions that are denominated in a currency other than the functional currency are remeasured into the functional currency each reporting period. Transaction gains and losses that arise from exchange rate fluctuations on transactions and balances denominated in a currency other than the functional currency are included in the results of operations and cash flows as incurred.

Income Taxes

The Forbes Group was not subject to federal income tax until May 29, 2008 upon completion of the Initial Equity Offering and related Bermuda Reorganization. Prior to May 29, 2008, all income, losses, credits and deductions of the Forbes Group were passed through to the members. In conjunction with the initial public offering of FES Ltd’s common shares and the related Bermuda Reorganization, the Forbes Group became subject to U.S. federal income tax. As part of this reorganization, $52.8 million in deferred U.S. federal income tax was reflected in the Forbes Group’s financial statements for the quarter ended June 30, 2008, as previously stated, in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires that the tax effect of recognizing deferred tax items upon a change in tax status be included in current year operations.

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

Recent Accounting Pronouncements

The Company adopted FASB No. 141(R), “Business Combinations” (SFAS 141(R)) which significantly changed the accounting for and reporting of business combination transactions. This standard was effective for the Company for business combination transactions for which the acquisition date was on or after January 1, 2009. No business combination transactions occurred during the six months ended June 30, 2009.

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

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, which would amend SFAS No. 107, “Disclosures About Fair Value of Financial Instruments” and APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure of the fair value of financial instruments in interim financial statements as well as annual financial statements. In addition, entities would be required to disclose the method and significant assumptions used to estimate the fair value of financial instruments. This guidance became effective for interim and annual periods ending after June 15, 2009.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”), which became effective for us on April, 2009. This standard establishes principles and requirements for disclosure of subsequent events. It establishes the period after the balance sheet date during which events or transactions are to be evaluated for potential disclosure. It also establishes the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date and requires the Company to disclose the date through which subsequent events have been reviewed. The adoption of this standard did not have a material impact on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principle, a replacement of FASB Statement no 162” (“SFAS No. 168”), which became effective for us on July 1, 2009. SFAS No. 168 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by non governmental entities in the preparation of financial statements in conformity with GAAP, SFAS No. 168 is not expected to change GAAP and will not have a material impact on our consolidated financial statements

4.	Intangible Assets

The following sets forth the identified intangible assets by major asset class:

	As of June 30, 2009			As of December 31, 2008
	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Customer relationships	$31,895,919	$3,189,592	$28,706,327	$31,895,919	$2,126,395	$29,769,524
Trade name	8,049,750	804,975	7,244,775	8,049,750	536,650	7,513,100
Safety training program	1,181,924	118,192	1,063,732	1,181,924	78,795	1,103,129
Dispatch software	1,135,282	170,292	964,990	1,135,282	113,528	1,021,754
Other	58,300	8,745	49,555	58,300	5,830	52,470

	$42,321,175	$4,291,796	$38,029,379	$42,321,175	$2,861,198	$39,459,977

The amortization period for customer relationships, trade name, and safety training is 15 years. The amortization period for dispatch software is 10 years. The Company expenses costs associated with extensions or renewals of intangibles assets. There were no such extensions or renewals in the quarter ended June 30, 2009. Amortization expense is calculated using the straight-line method over the period indicated. Aggregate amortization expense of intangible assets for the three and six months ended June 30, 2009 was approximately $0.7 million and $1.4 million, respectively, and $0.7 million and $1.4 million for the three and six months ended June 30, 2008, respectively. Amortization expense associated with identified intangible assets is expected to be approximately $2.9 million in each of the next five years. The weighted average amortization period of intangible assets is 13 years.

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

The following table presents a summary of the Company’s stock option activity for the six months ended June 30, 2009.

	Shares	Weighted- Average Exercise Price		Weighted- Average Contractual Term	Aggregate Intrinsic Value
Options outstanding at December 31, 2008:	2,770,000	CDN$	7.00	9.41 years	—
Stock options:
Granted	—		—

Exercised	—		—
Forfeited	(90,000)		7.00

Options outstanding at June 30, 2009:	2,680,000	CDN$	7.00	8.92 years	—

Vested and expected to vest at June 30, 2009	—		—	—	—

Exercisable at June 30, 2009	—		$—	—	—

During the three and six months ended June 30, 2009 and three and six months ended June 30, 2008 the Company recorded total stock based compensation expense of $0.6 million, $1.2 million, $0.2 million and $0.2 million, respectively. No stock-based compensation costs were capitalized as of June 30, 2009. As of June 30, 2009, total unrecognized stock-based compensation costs amounted to $4.8 million (net of estimated forfeitures) and is expected to be recorded over a weighted-average period of 2 years.

At June 30, 2009, 2,540,000 shares were available for future grants under the 2008 Incentive Compensation Plan

6.	Property and Equipment

Property and equipment consisted of the following:

	Estimated Life in Years	June 30,2009	December 31, 2008
Well servicing equipment	3-15 years	$284,004,612	$278,168,921
Autos and trucks	5-10 years	79,165,910	78,043,817
Disposal wells	5-15 years	14,980,814	15,028,481
Building and improvements	5-30 years	5,925,925	4,598,976
Furniture and fixtures	3-10 years	2,184,176	2,140,493
Land		581,242	91,242
Other	3-15 years	52,377	65,503

		386,895,056	378,137,433
Accumulated depreciation		(64,975,464)	(47,186,317)

		$321,919,592	$330,951,116

Depreciation expense was $9.0 million and $17.8 million for the three and six months ended June 30, 2009 and $6.9 million and $13.0 million for the three and six months ended June 30, 2008, respectively.

7.	Long-Term Debt

Long-term debt at June 30, 2009 and December 31, 2008, consisted of the following:

	June 30, 2009	December 31, 2008
11% Senior Secured Notes	$195,959,414	$200,762,039
Revolving Credit Facility	12,000,000	—
Other equipment notes	7,413,753	8,185,907
Insurance notes	1,222,884	3,241,896

	216,596,051	212,189,842
Less: Current maturities	(9,473,052)	(6,811,802)

	$207,122,999	$205,378,040

Senior Secured Notes

On February 12, 2008, FES LLC and FES CAP issued $205.0 million in principal amount of 11% senior secured notes (together with notes issued in exchange therefor, the “Senior Secured Notes”). The Forbes Group reflects $196.0 million of debt outstanding in its balance sheet as of June 30, 2009 which recognizes the original issue discount as the Senior Secured Notes were issued at 97.635% of par and the repurchase of certain Senior Secured Notes as described below. After offering expenses, the Forbes Group realized net proceeds of approximately $188.7 million which was used to repay and fully extinguish all of the Forbes Group’s outstanding long-term debt and most current maturities, in addition to outstanding equipment vendor financings that were incurred prior to the issuance. The Senior Secured Notes mature on February 15, 2015, and require semi-annual interest payments at an annual rate of 11% on February 15 and August 15 of each year until maturity. No principal payments are due until maturity. The Senior Secured Notes are senior obligations and rank equally in right of payment with other existing and future senior indebtedness and senior in right of payment to any subordinated indebtedness incurred by the Forbes Group in the future.

The Senior Secured Notes are guaranteed by FES Ltd, the parent company of FES LLC and Forbes Energy Capital Inc., as well as the domestic operating subsidiaries (the “Guarantor Subs”) of FES LLC, which includes CCF, TES and STT. All of the Guarantor Subs are “100% owned” and guarantee the securities on a “full and unconditional” and “joint and several” basis. FES Ltd has two 100% owned indirect subsidiaries, FES Mexico and a related employment company (the “Non-Guarantor Subs”) that have not guaranteed the Senior Secured Notes. FES Ltd has independent operations through a branch office in Mexico. The Guarantor Subs represent the majority of the Company’s operations. There are no significant restrictions on FES Ltd’s ability or the ability of any guarantor to obtain funds from its subsidiaries by such means as a dividend or loan. See Note 15 for condensed consolidating information required by Rule 3-10 of Regulation S-X.

The indenture, as recently amended, required the Forbes Group to pay $2 million in cash during the first quarter of 2009 and requires the Forbes Group to pay an additional $8 million in cash by the end of the second quarter of 2010 to repurchase Senior Secured Notes upon specified terms and conditions. Pursuant to this requirement, in the quarter ended March 31, 2009, the Forbes Group paid $2 million in cash to repurchase, at a discount, $3,250,000 of Senior Secured Notes. Additionally, in the quarter ended June 30, 2009, the Forbes Group paid $1.4 million cash to repurchase, at a discount, $2 million of Senior Secured Notes. The Forbes Group realized a net gain of approximately $1.4 million after writing down a portion of the original bond discount and writing off a portion of the deferred financing costs.

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

Details of two of the more significant restrictive covenants in the indenture are set forth below:

•

Limitation on the incurrence of additional debt - In addition to certain defined Permitted Debt, the Forbes Group may only incur additional debt if it is unsecured and if the Fixed Charge Coverage Ratio (as defined) for the most recently completed four full fiscal quarters is at least 2.5 to 1.0 until December 31, 2009, and 3.0 to 1.0 thereafter. As of June 30, 2009, the Forbes Group could incur no additional debt as Permitted Debt and under the Fixed Charge Coverage Ratio Test.

•

Limitations on capital expenditures - Subject to certain adjustments, permitted Adjusted Capital Expenditures (as defined) that may be made by the Forbes Group are limited to $35 million for the fiscal year ending December 31, 2009. As of June 30, 2009, the Forbes Group Capital expenditures for 2009 totaled $11 million.

Citibank Credit Agreement

On April 10, 2008, the Forbes Group entered into a credit agreement (the “Credit Agreement”) with Citibank, N.A., which provides for a four-year senior secured revolving credit facility for up to $20 million (the “Credit Facility”). The Forbes Group can use the proceeds for general corporate purposes. Any unpaid principal amount is due on the maturity date.

Borrowings under the Credit Facility accrue interest, at the Forbes Group’s option, at either (i) the greater of the Federal Funds Effective Rate in effect on such day plus .5% and the Citibank, N.A. “prime rate” plus a margin of up to 1.25%, or (ii) the London Interbank Offered Rate, plus a margin of 1.75% to 2.25%. The applicable interest rate margin is based on the Forbes Group’s leverage ratio, as defined in the credit agreement governing the Credit Facility. Unpaid interest accrued on outstanding loans is payable quarterly.

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

The Credit Agreement contains the following restrictive financial covenants, which provide that the Forbes Group shall not:

•

Permit for the trailing twelve months as of the end of any fiscal quarter the ratio of Consolidated EBITDA to Consolidated Interest Expense, as both capitalized terms are defined in the Credit Agreement, to be less than 1.5 to 1.0. As of June 30, 2009 this ratio was 2.5 to 1.0.

•

Permit Consolidated Net Worth to be less than $63.4 million for the fiscal year ended December 31, 2008, and for each fiscal year thereafter Consolidated Net Worth to be less than $63.4 million plus 50% of Consolidated Net Income for such year, as both capitalized terms are defined in the Credit Agreement. As of June 30, 2009, Consolidated Net Worth exceeded the minimum amount by approximately $82.4 million.

•

Permit the ratio of Senior Funded Debt to Consolidated Net Worth, as both capitalized terms are defined in the Credit Agreement, to be not greater than 2.5 to 1.0 for each fiscal quarter through September 30, 2008, and for fiscal quarters ending December 31, 2008 and thereafter, 2.0 to 1.0. As of June 30, 2009 this ratio was 1.4 to 1.0.

•

Permit the ratio of Consolidated Senior Funded Debt to Consolidated EBITDA, as both capitalized terms are defined in the Credit Agreement, to be more than 5.5 to 1.0 as of the last day of any fiscal quarter. As of June 30, 2009 this ratio was 3.4 to 1.0.

The Credit Agreement contains a provision that makes the occurrence of any Material Adverse Change an event of default. A “Material Adverse Change” is defined in the Credit Agreement to mean a material and adverse change from the state of affairs presented in the audited December 31, 2007 (the date of the most recent audit at the time the Credit Facility was finalized) financial statements for the Forbes Group or as represented or warranted in any loan document to (a) the consolidated financial position of the Forbes Group, (b) the consolidated business, assets, operations, properties or prospects of the Forbes Group, (c) the Forbes Group’s ability to pay the obligations under the Credit Agreement or (d) the enforceability of the material terms of any material loan document against the Forbes Group. The occurrence of an event of default would allow the lender to accelerate the debt under the Credit Agreement. The Credit Agreement contains a cross-default provision that is triggered on the failure to comply with any other materially significant contract (including the indenture) if such failure is not remedied within any applicable grace period. The indenture contains a cross-default provision that is triggered on the default of any instrument evidencing or securing indebtedness (including the Credit Agreement), if that default is caused by failure to pay principal or interest prior to the expiration of any applicable grace period or if that default results in the acceleration of such indebtedness prior to its maturity, and such indebtedness, together with all other indebtedness where there has been such a default, aggregates $5.0 million or more. The Forbes Group is in compliance with the Credit Agreement at June 30, 2009. Our forecasted EBITDA indicates that, unless operating conditions improve, we may not be in compliance with certain financial maintenance covenants in our Credit Facility at September 30, 2009. Although we believe we will be able to obtain a waiver from the issuer of the Credit Facility, there can be no assurance that we will be successful in doing so. Failure to obtain such a waiver could result in all or a portion of our outstanding debt becoming immediately due and payable. We recently negotiated a nonbinding term sheet for financing to replace the Credit Facility with senior secured debt that would not have financial maintenance covenants but would have covenants substantially similar to those in the indenture governing the Senior Secured Notes. Such new financing will be subject to the completion of definitive documentation and other typical closing conditions. There can be no assurance that we will be successful in completing this financing.

As of June 30, 2009, the Forbes Group had an outstanding principal balance of $12.0 million under the Credit Agreement plus outstanding letters of credit totaling $7.8 million.

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

Level 1:	Valuation based on quoted market prices for identical assets and liabilities in active markets.

Level 2:	Valuations based on observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.

Level 3:	Valuation based on unobservable inputs reflecting management’s own assumptions, consistent with reasonably available assumptions made by other market participants. These valuations require significant judgment.

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

The Company does not have assets or liabilities that are measured at fair value on a recurring basis. The Company did not revalue any assets or liabilities at fair value subsequent to initial recognition during the three and six months ended June 30, 2009.

The Company’s financial instruments that are not recorded at fair value include accounts receivable, accounts payable, accrued liabilities, and debt. We believe the carrying value of accounts receivable, accounts payable, and accrued liabilities approximates fair value due to the short maturity of these instruments.

The Company’s Senior Secured Notes were quoted at approximately 74% at June 30, 2009. Accordingly, the fair value of our Senior Secured Notes was approximately $147.8 million at June 30, 2009. The Senior Secured Notes traded during August 2009 at 71.5% of par value. The fair value of the Senior Secured Notes are estimated based on primary factors such as (1) the most recent trade prices of the Senior Secured Notes on or near the respective reporting period end and/or (2) the bid and ask prices of the Senior Secured Notes at the end of the reporting period. Historically, these factors have fluctuated significantly, and these factors are expected to fluctuate in future periods.

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

•	AES owns various aircraft that the Forbes Group uses on a regular basis.

•	The Forbes Group has also entered into long-term operating leases with AES for well service rigs, vacuum trucks and related equipment.

The Forbes Group recognized no revenue from AES related to rig, trucking, and equipment and facilities rental activities; expenses of approximately $2.1 million and $754,000, and capital expenditures of $0 and $322,000 for the three months ended June 30, 2009 and 2008, respectively. The Company recognized revenues from AES of approximately $0 and $11,000, related to rig, trucking, and equipment and facilities rental activities; expenses of approximately $4.2 million and $2.2 million and capital expenditures of $0 and $2.4 million for the six months ended June 30, 2009 and 2008, respectively. During December 2008, the Forbes Group leased 10 workover rigs from AES under long-term operating leases. Accounts payable to AES as of June 30, 2009 and December 31, 2008, resulting from such transactions were $299,000 and $106,000, respectively. Accounts receivable from AES as of June 30, 2009 and December 31, 2008, resulting from such transactions were $0 and $0, respectively.

Dorsal Services, Inc. is a trucking service provider that provides services to the Forbes Group. One of FES Ltd’s executive officers, who also serves as a director of FES Ltd, is a partial owner of Dorsal Services, Inc. The Forbes Group recognized revenues of approximately $0 and $17,000 related to trucking services, equipment rental, and wash out activities; expenses of approximately $26,000 and $199,000; and capital expenditures of approximately $0 and $0 from transactions with Dorsal Services, Inc. for the three months ended June 30, 2009 and 2008, respectively. The Company recognized revenues of approximately $38,000 and $28,000 related to trucking services, equipment rental, and wash out activities; expenses of approximately $86,000 and $397,000; and capital expenditures of approximately $0 and $28,000 from transactions with Dorsal Services, Inc. for the six months ended June 30, 2009 and 2008, respectively. The Forbes Group had accounts receivable from Dorsal Services, Inc. of $139,000 and 97,000 as of June 30, 2009 and December 31, 2008, respectively, resulting from such transactions. The Forbes Group had accounts payable to Dorsal Services, Inc. of $31,000 and $89,000 as of June 30, 2009 and December 31, 2008, resulting from such transactions.

Tasco Tool Services, Inc. is a down-hole tool company that is partially owned and managed by a company that is owned by two officers of FES Ltd. Tasco rents and sells tools to the Forbes Group from time to time. The Forbes Group had revenues from Tasco of $500 and $0 and recognized expenses of approximately $0 and $3,000 and capital expenditures of $61,000 and $0 related to transactions with Tasco for the three months ended June 30, 2009 and 2008, respectively. The Company had revenues from Tasco of $500 and $0 and recognized expenses of approximately $38,000 and $9,000 and capital expenditures of $73,000 and $20,000 related to transactions with Tasco for the six months ended June 30, 2009 and 2008, respectively. Accounts payable to Tasco as of June 30, 2009 and December 31, 2008 were $89,000 and $40,000, respectively, resulting from these transactions.

The C. W. Hahl Lease, an oil and gas lease, is owned by one of the shareholders of the Forbes Group. The Forbes Group recognized no revenues for the three months ended June 30, 2009 and 2008 had accounts receivable of $1,000 as of June 30, 2009 and $30,000 as of June 30, 2008. The Forbes Group recognized revenues of $0 and $800 for the six months ended June 30, 2009 and 2008. Accounts receivable as of June 30, 2009 and December 31, 2008 were $1,000. The Forbes Group had no expenses or accounts payable from the C. W. Hahl Lease for either period.

FCJ Management (“FCJ”) is a corporation that leases land and facilities to the Forbes Group and is owned by two of the executive officers of FES Ltd, who also serve as directors of FES Ltd, and a manager of one of the subsidiaries of FES Ltd. The Forbes Group recognized expenses of $6,000 and $5,000 for the three months ended June 30, 2009 and 2008, respectively. The Company recognized expenses of $9,000 and $9,000 for the six months ended June 30, 2009 and 2008, respectively. No revenues have been recognized from FCJ for any period. The Forbes Group had no accounts receivable from FCJ or accounts payable to FCJ as of June 30, 2009 or December 31, 2008.

C&F Partners is an entity that is owned by an officer of FES Ltd. The Forbes Group recognized expenses of $256,000 and zero for the six months ended June 30, 3009 and 2008 respectively. The Forbes Group recognized expenses of $127,000 and zero for the three months ended June 30, 2009 and 2008, respectively. All expenses are related to aircraft rental. There were no capital expenditures for any period. There were no accounts receivable, and accounts payable were $40,000 and $42,000 as of June 30, 2009 and December 31, 2008.

Resonant Technology Partners is a computer networking group that provides services to the Forbes Group. A director of the Forbes Group has an interest in the computer networking company. The Forbes Group recognized expenses of $66,000 and $0 for the three months ended June 30, 2009 and June 30, 2008 respectfully. The Company recognized expenses of $125,000 and $0 for the six months ended June 30, 2009 and 2008. The Forbes Group had no accounts payable as of June 30, 2009 and December 31, 2008.

The Forbes Group rents or leases sixteen separate properties from AES for separate parcels of land and/or buildings. The leases were entered into at various dates subsequent to July 31, 2005. Twelve of the leases have a five-year term with the Forbes Group having the option to extend from between one and five years. Four of the leases are verbal and month-to-month. Aggregate amounts paid for the sixteen rentals and leases were $0.3 million and $0.6 million for the three and six months ended June 30, 2009 and $0.1 million and $0.3 million for the three and six months ended June 30, 2008, respectively.

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

The Forbes Group has a relationship with a bank in which the President, Chief Executive Officer, and director is also a director of the Forbes Group. As of June 30, 2009 and December 31, 2008, the Forbes Group had $19.7 million and $10.6 million on deposit with this bank.

10.	Commitments and Contingencies

Concentrations of Credit Risk

Financial instruments which subject the Forbes Group to credit risk consist primarily of cash balances maintained in excess of federal depository insurance limits and trade receivables. The Forbes Group restricts investment of temporary cash investments to financial institutions with high credit standings. The Forbes Group’s customer base consists primarily of multi-national and independent oil and natural gas producers. The Forbes Group performs ongoing credit evaluations of its customers but generally does not require collateral on its trade receivables. With the industry down-turn customer concentration is changing. For the six months ended June 30, 2009 Forbes largest customer, five largest customers, and ten largest customers constituted 12.2%, 37.6%, and 48.9% of revenues, respectively. For the six months ended June 30, 2008 Forbes’ largest customer, five largest customers and ten largest customers constituted 14.0%, 39.1% and 49.9% respectfully. The loss of any one of our top five customers would have a negative impact on the revenues and profits of the company. Further, our trade accounts receivable are from companies within the oil and natural gas industry and as such Forbes is exposed to normal industry credit risks. Forbes continually evaluates its reserves for potential credit losses and establishes reserves for such losses.

Self-Insurance

We are self-insured up to retention limits with regard to workers’ compensation and medical coverage of our employees. We have deductibles for workers’ compensation of $250,000 bodily injury per accident and $250,000 per each claim for disease. The medical coverage has a $125,000 deductible per individual plus a $250,000 aggregate deductible. Deductibles for automobile liability and general liability are $100,000 per occurrence. Workers’ compensation, general liability and automobile liability have an aggregate stop loss in the amount of $6,425,250. The Forbes Group has incurred but not processed claims at June 30, 2009 and December 31, 2008 of approximately $2.2 million and $2.0 million, respectively. These claims are unprocessed and their values are estimated and included in accrued expenses in the accompanying consolidated balance sheet.

Litigation

We are subject to various other claims and legal actions that arise in the ordinary course of business. We do not believe that any of these claims and actions, separately or in the aggregate, will have a material adverse effect on our business, financial condition, results of operations or cash flows, although we cannot guarantee that a material adverse effect will not occur.

11.	Supplemental Cash Flow Information

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Cash paid for
Interest	$174,330	$—	$11,642,921	$3,306,456
Taxes	500,000	850,000	500,000	850,000
Supplemental schedule of non-cash investing and financing activities
Seller-financed purchases of property and equipment	$—	(5,670,334)	$—	$5,670,334
Changes in accrued capital expenditures	7,494,007	3,126,944	8,105,927	39,888,049
Insurance proceeds receivable	50,503	—	50,530	—

12.	Earnings/(Loss) per Share

Basic net income (loss) per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period and potentially dilutive common stock equivalents. Potential common stock equivalents that have been issued by the Forbes Group relate to outstanding stock option and are determined using the treasury stock method. All of our potentially dilutive stock options were excluded from the dilutive EPS calculation as they were antidilutive.

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

The following table sets forth the computation of basic and diluted earnings per share:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Basic:
Net loss	$(9,037,736)	$(43,212,012)	$(13,573,226)	$(35,689,114)

Weighted average common shares	62,111,200	38,166,398	62,111,200	33,833,299

Basic net loss per share	$(0.15)	$(1.13)	$(0.22)	$(1.05)

Diluted:
Net loss	$(9,037,736)	$(43,212,012)	$(13,573,226)	$(35,689,114)

Weighted average common shares	62,111,200	38,166,398	62,111,200	33,833,299
Stock Options	—	—	—	—

Weighted average common shares—diluted	62,111,200	38,166,398	62,111,200	33,833,299

Diluted net loss per share—diluted	$(0.15)	$(1.13)	$(0.22)	$(1.05)

Pro forma earnings/loss per share
Basic:
Net income		$7,417,246		$12,265,032
Weighted average common shares		54,144,700		54,144,700
Basic net income per share		$0.14		$0.23

Diluted:
Net income		$7,417,246		$12,265,032
Weighted average common shares		54,144,700		54,144,700
Stock Options		2,770,000		2,770,000

Weighted average common shares—diluted		56,914,700		56,914,700

Diluted net income per share—diluted		$0.13		$0.22

13.	Income Taxes

The Company’s benefit from application of the effective tax rate for the six months ended June 30, 2009 was estimated to be 34.9% based on a pre-tax loss of $20.8 million. For the six months ended June 30, 2008, the effective tax rate was 283.3% based on a pre-tax profit of $19.5 million.

The Forbes Group was not subject to federal income tax until May 29, 2008. Prior to May 29, 2008 all income, losses, credits and deductions of the Forbes Group were passed through to the members. Accordingly, no provision for U.S. federal income taxes is included in the accompanying condensed combined/consolidated financial statements through May 29, 2008.

The Forbes Group is subject to the Texas Margins tax. The Texas Margins tax is an income tax equal to one percent of Texas sourced revenue reduced by the greater of (a) cost of goods sold (as defined by Texas law), (b) compensation (as defined by Texas law) or (c) thirty percent of the Texas-sourced revenue. The Forbes Group accounts for the revised Texas Franchise tax in accordance with SFAS No. 109, because the tax is derived from a taxable base that consists of income less deductible expenses. For the six months ended June 30, 2009 and 2008, the Forbes Group recorded franchise tax expense of $0.1 million and $0.3 million, respectively.

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

The following table sets forth certain financial information with respect to the Company’s reportable segments:

	Well Servicing	Fluid Logistics	Consolidated
Three months ended June 30, 2009
Operating revenues	$25,515,071	$24,237,506	$49,752,577
Direct operating costs	23,720,892	19,928,066	43,648,958

Segment profits	$1,794,179	$4,309,440	$6,103,619

Depreciation and amortization	$5,313,314	$4,461,649	$9,774,963
Capital expenditures	$3,445,121	$259,217	$3,704,338

Three months ended June 30, 2008
Operating revenues	$47,376,065	$41,225,126	$88,601,191
Direct operating costs	30,008,033	28,164,067	58,172,100

Segment profits	$17,368,032	$13,061,059	$30,429,091

Depreciation and amortization	$4,298,486	$3,132,595	$7,431,081
Capital expenditures	$35,032,844	$11,105,565	$46,138,409

Six months ended June 30, 2009
Operating revenues	$57,054,079	$56,129,880	$113,183,959
Direct operating costs	50,116,601	43,159,687	93,276,288

Segment profits	$6,937,478	$12,970,193	$19,907,671

Depreciation and amortization	$10,565,782	$8,900,553	$19,466,335
Capital expenditures	$9,456,950	$1,576,731	$11,033,681
Assets	$292,162,779	$192,142,899	$484,305,678

Six months ended June 30, 2008
Operating revenues	$86,660,403	$72,463,647	$159,124,050
Direct operating costs	54,412,815	50,458,950	104,871,765

Segment profits	$32,247,588	$22,004,697	$54,252,285

Depreciation and amortization	$8,029,014	$6,442,090	$14,471,104
Capital expenditures	$72,897,130	$21,333,969	$94,231,099
Assets	$255,332,329	$196,955,648	$452,287,977

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Reconciliation of the Forbes Group Operating Income as Reported:
Segment profits	$6,103,619	$30,429,091	$19,907,671	$54,252,285
General and administrative exp	3,896,576	4,717,627	9,670,455	7,860,308
Depreciation and amortization	9,774,963	7,431,081	19,466,335	14,471,104

Operating income (loss)	(7,567,920)	18,280,383	(9,229,119)	31,920,873
Other expenses, net	(5,950,385)	(6,506,975)	(11,603,621)	(12,452,567)

Income (loss) before income taxes	$(13,518,305)	$11,773,408	$(20,832,740)	$19,468,306

	As at June 30, 2009	As at December 31, 2008
Reconciliation of the Forbes Group Assets as Reported:
Total reportable segments	$484,305,678	$469,286,145
Eliminate internal transactions	(479,331,798)	(405,882,394)
Parent	452,198,543	419,397,640

Total assets	$457,172,423	$482,801,391

Financial information about geographic areas

Revenue from the Company’s non-U.S. operations were $7.0 million and $9.7 million for the three and six months ended June 30, 2009, respectively, and $0 and $0 for the three and six months ended June 30, 2008, respectively. All other revenue was generated by the Company’s U.S. operations. Long-lived assets located in Mexico were approximately $14.2 million and $0.3 million as of June 30, 2009 and December 31, 2008, respectively. All other long-lived assets were located in the U.S.

15.	Guarantor and Non-Guarantor Condensed Consolidating Financial Statements

Because, as discussed in Note 7, the Company has certain significant non-guarantor subsidiaries, the Company is required to present the following condensed consolidating financial information pursuant to Rule 3-10 of Regulation S-X. These schedules are presented using the equity method of accounting for all periods presented. Under this method, investments in subsidiaries are recorded at cost and adjusted for the Company’s share in the subsidiaries’ cumulative results of operations, capital contributions and distributions and other changes in equity. Elimination entries relate primarily to the elimination of investments in subsidiaries and associated intercompany balances and transactions. During the first quarter of 2009, the Company’s Mexico Operations became fully functional resulting in customer billings of $7.0 million and $ 9.7 million for the three and six months ended June 30, 2009. The Company anticipates that these revenues will continue to increase in future periods.

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

Condensed Consolidating Balance Sheet

As of June 30, 2009

	Parent	Issuers	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current assets

Cash and cash equivalents	$3,855,973	$11,979,917	$22,996,415	$(269,227)	$—	$38,563,078

Accounts receivable	8,469,610	—	36,068,427	11,813,815	(13,555,793)	42,796,059

Prepaid expenses	—	1,369,890	2,052,440	83,971	—	3,506,301

Other current assets	—	—	937,663	—	—	937,663

Total current assets	12,325,583	13,349,807	62,054,945	11,628,559	(13,555,793)	85,803,101

Property and equipment, net	—	—	320,766,706	1,152,886	—	321,919,592

Investments in affiliates	59,202,005	100,422,137	(992,463)	—	(158,631,679)	—

Intercompany receivables	83,965,617	331,406,115	45,391,591	(723)	(460,762,600)	—

Intercompany note receivable	5,013,405	—	—	—	(5,013,405)	—

Intangible assets, net	—	—	38,029,379	—	—	38,029,379

Deferred financing costs, net	—	11,381,650	—	—	—	11,381,650

Other assets	—	—	27,557	11,144	—	38,701

Total assets	$160,506,610	$456,559,709	$465,277,715	$12,791,866	$(637,963,477)	$457,172,423

Liabilities and Shareholders’ Equity
Current liabilities

Accounts payable	$9,725,550	$609,518	$19,037,089	$5,708,176	$(13,062,484)	$22,017,849
Income taxes payable	—	—	411,363	80,703	—	492,066

Accrued liabilities	1,451,775	8,326,783	6,898,051	1,118,963	(493,309)	17,302,263
Current maturities of long-term debt	—	6,750,000	2,723,052	—	—	9,473,052

Total current liabilities	11,177,325	15,686,301	29,069,555	6,907,842	(13,555,793)	49,285,230
Long-term debt, net of current maturities	—	189,342,703	17,780,296	—	—	207,122,999

Intercompany payables	20,489,818	192,328,700	246,080,900	1,863,182	(460,762,600)	—
Intercompany note payable	—	—	—	5,013,405	(5,013,405)

Deferred tax liability	(17,248,655)	—	71,924,727	—	—	54,676,072

Total liabilities	14,418,488	397,357,704	364,855,478	13,784,429	(479,331,798)	311,084,301

Shareholders’ equity	146,088,122	59,202,005	100,422,237	(992,563)	(158,631,679)	146,088,122

Total liabilities and shareholders’ equity	$160,506,610	$456,559,709	$465,277,715	$12,791,866	$(637,963,477)	$457,172,423

Condensed Consolidating Statement of Operations

For the Three Months Ended June 30, 2009

	Parent	Issuers		Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues

Well servicing	$8,075,927	$		$20,448,253	$5,910,533	$(8,919,642)	$25,515,071

Fluid logistics	—		—	24,237,506	—	—	24,237,506

Total revenues	8,075,927		—	44,685,759	5,910,533	(8,919,642)	49,752,577

Expenses
Well servicing	7,240,980		—	18,588,566	5,106,456	(7,215,110)	23,720,892
Fluid logistics	—		—	19,928,066	—	—	19,928,066
General and administrative	1,462,524		1,284,002	2,123,165	622,948	(1,596,063)	3,896,576
Depreciation and amortization	81,762		—	9,722,973	51,990	(81,762)	9,774,963

Total expenses	8,785,266		1,284,002	50,362,770	5,781,394	(8,892,935)	57,320,497

Operating income	(709,339)		(1,284,002)	(5,677,011)	129,139	(26,707)	(7,567,920)

Interest Expense	(9,895)		(6,138,407)	(267,902)	(9,897)	19,790	(6,406,311)

Equity in income (loss) of affiliates	(12,779,175)		(5,804,866)	92,344	—	18,491,697	—
Other income (loss), net	(5,496)		448,100	11,813	(5,408)	6,917	455,926

Income (expense) before taxes	(13,503,905)		(12,779,175)	(5,840,756)	113,834	18,491,697	(13,518,305)
Income tax expense	(4,466,169)		—	(35,881)	21,481	—	(4,480,569)

Net income (loss)	$(9,037,736)		$(12,779,175)	$(5,804,875)	$92,353	$18,491,697	$(9,037,736)

Condensed Consolidating Statement of Operations

For the Six Months Ended June 30, 2009

	Parent	Issuers	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues

Well servicing	$10,784,461	$—	$49,698,727	$8,619,067	$(12,048,176)	$57,054,079
Fluid logistics	—	—	56,129,880	—	—	56,129,880

Total revenues	10,784,461	—	105,828,607	8,619,067	(12,048,176)	113,183,959

Expenses

Well servicing	10,170,235	—	43,106,443	7,183,567	(10,343,644)	50,116,601

Fluid logistics	—	—	43,159,687	—	—	43,159,687

General and administrative	1,898,602	3,464,987	4,931,200	971,729	(1,596,063)	9,670,455
Depreciation and amortization	81,762	—	19,384,303	82,032	(81,762)	19,466,335

Total expenses	12,150,599	3,464,987	110,581,633	8,237,328	(12,021,469)	122,413,078

Operating income	(1,366,138)	(3,464,987)	(4,753,026)	381,739	(26,707)	(9,229,119)

Interest Expense	(9,895)	(12,572,714)	(487,274)	(9,895)	19,790	(13,059,988)
Equity in income (loss) of affiliates	(19,584,246)	(4,968,748)	244,614	—	24,308,380	—

Other income, net	(5,496)	1,422,203	79,246	(46,503)	6,917	1,456,367

Income before taxes	(20,965,775)	(19,584,246)	(4,916,440)	325,341	24,308,380	(20,832,740)

Income tax expense	(7,392,549)	—	52,332	80,703	—	(7,259,514)

Net income (loss)	$(13,573,226)	$(19,584,246)	$(4,968,772)	$244,638	$24,308,380	$(13,573,226)

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2009

	Parent	Issuers	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash flows from operating activities
Net cash provided by operating activities	$3,723,376	$15,208,361	$7,396,957	$598,226	$—	$26,926,920

Cash flows from investing activities
Insurance proceeds	—	—	1,660,630	—	—	1,660,630
Purchase of property and equipment	—	—	(18,252,374)	(887,234)	—	(19,139,608)

Net cash used in investing activities	—	—	(16,591,744)	(887,234)	—	(17,478,978)

Cash flows from financing activities
Payments related to issuance of common stock	(4,294)	—	—	—	—	(4,294)
Net borrowings under the Credit Facility	—	—	12,000,000	—	—	12,000,000

Repayments of debt	—	(3,425,182)	(2,924,455)	—	—	(6,349,637)

Net cash provided by (used in) financing activities	(4,294)	(3,425,182)	9,075,545	—	—	5,646,069

Net increase/(decrease) in cash and cash equivalents	3,719,082	11,783,179	(119,242)	(289,008)	—	15,094,011
Cash and cash equivalents

Beginning of period	136,891	196,738	23,115,657	19,781	—	23,469,067

End of period	$3,855,973	$11,979,917	$22,996,415	$(269,227)	$—	$38,563,078

16.	Equity Securities

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

Class B Shares

Holders of Class B Shares have all of the rights of holders of common shares, except for the differences described in this section. The Class B Shares are convertible at any time at the discretion of each holder into common shares. Holders of Class B Shares have the right to be present at annual shareholder meetings, but, except as otherwise provided in the Companies Act 1981 of Bermuda (“CAB”) and the Company’s bye-laws, have no right to vote on any matters at such meetings. Under the bye-laws, the holders of the Class B Shares are permitted to vote with the common shares on an as-converted basis for the following actions:

•	any increase or decrease in the authorized number of common shares or Preference Shares;

•	any agreement by the Company or its shareholders regarding a “business combination” (as defined in the By-laws);

•	any increase of decrease in the authorized number of members of the Board of Directors;

•	the liquidation, dissolution or winding up of the Company; and

•	voluntary placement of the Company into receivership proceedings in any relevant jurisdiction.

In addition, the following actions require the approval of holders of 75% of the Class B Shares:

•	any increase or decrease in the authorized number and any issuance of Class B Shares;

•	any alteration or waiver of any provision of the bye-laws in a manner adverse to the holders of the Class B Shares; and

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

17.	Subsequent Events

Amendment to Credit Agreement

On July 10, 2009, the FES Ltd and its domestic subsidiaries entered into the Third Amendment to its Credit Agreement with Citibank, N.A. The primary purpose of this Third Amendment was to more closely conform the Credit Agreement to the Indenture governing the Senior Secured Notes. In order to accomplish this, the Third Amendment amends, among other things, (i) the definition of “Material Adverse Change” and “Consolidated Net Income,” as those terms are used in the Credit Agreement, to provide for the exclusion of certain noncash charges for impairment writedowns or writeoffs of noncurrent assets, extraordinary, unusual or nonrecurring noncash charges and, with respect to definition of “Consolidating Net Income” only, noncash stock-based compensation and (ii) the covenant regarding limitations on the disposition of property in order to broaden the scope of what is deemed to be cash consideration for the purpose of the covenant governing property disposition.

Subsequent Events have been evaluated through the issuance of this filing, August 14, 2009.

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

Overview

Forbes Energy Services Ltd. (“FES Ltd”) and its domestic subsidiaries, Forbes Energy Services LLC (“FES LLC”), Forbes Energy Capital Inc. (“FES CAP”), C.C. Forbes, LLC (“CCF”), TX Energy Services, LLC (“TES”), Superior Tubing Testers, LLC (“STT”) and Forbes Energy International, LLC (“FEI LLC”), are headquartered in Alice, Texas and conduct business primarily in the state of Texas. On October 15, 2008, FES LLC and FEI LLC formed Forbes Energy Services México, S. de R.L. de C.V. (“FES Mexico”), a Mexican limited liability partnership (sociedad de responsabilidad limitada de capital variable), to conduct operations in Mexico. On December 3, 2008, Forbes Energy Services Mexico Servicios de Personal, S. de R.L de C. V. was formed to provide employee services to FES Mexico, and on June 8, 2009, FES LTD formed a branch in Mexico.

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

We currently conduct our operations through the following two business segments:

•

Well Servicing. Our well servicing segment comprised 51.3% and 50.4% of consolidated revenues for the three and six months ended June 30, 2009, respectively. At June 30, 2009, our well servicing segment utilized our modern fleet of 170 owned or leased well servicing rigs, which included 162 workover rigs and 8 swabbing rigs, and related assets and equipment These assets are used to provide (i) well maintenance, including remedial repairs and removal and replacement of downhole production equipment, (ii) well workovers, including significant downhole repairs, re-completions and re-perforations, (iii) completion and swabbing activities, and (iv) plugging and abandoning services. In addition, we have a fleet of 6 tubing testing units that are used to conduct pressure testing of oil and natural gas production tubing.

•

Fluid Logistics. Our fluid logistics segment comprised 48.7% and 49.6% of consolidated revenues for the three and six months ended June 30, 2009, respectively. Our fluid logistics segment utilized our fleet of owned or leased fluid transport trucks and related assets, including specialized vacuum, high-pressure pump and tank trucks, frac tanks, water wells, salt water disposal wells and facilities, and related equipment. These assets are used to provide, transport, store, and dispose of a variety of drilling and produced fluids used in, and generated by, oil and natural gas production. These services are required in most workover and completion projects and are routinely used in daily operations of producing wells.

We believe that our two business segments are complementary and create synergies in terms of selling opportunities. Our multiple lines of service allow us to capitalize on our existing customer base to grow within existing markets, generate more business from existing customers, and increase our operating profits. By offering our customers the ability to reduce the number of vendors they use, we believe we help improve our customers’ efficiency. This is demonstrated by the fact that 75.5% and 76.2% of our revenues for the three and six months ended June 30, 2009, respectively, were from customers that utilized services of both of our business segments. Further, by having multiple service offerings that span the life cycle of the well, we believe we have a competitive advantage over smaller competitors offering more limited services.

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

Workover Rig Rates

Our well servicing segment revenues are dependent on the prevailing market rates for workover rigs. Market dayrates for workover rigs increased from 2003 through the first half of 2008, as high oil and natural gas prices and declining domestic production resulted in a substantial growth of drilling activity and demand for workover services that are used primarily to maintain or enhance production levels of existing producing wells. In the second half of 2008 and to date in 2009, we have experienced declines in demand and significant pricing pressure that are a result of the general economic decline and, more specifically, the precipitous decline in oil prices. These pricing pressures have resulted in the granting of significant price decreases to our customers during the three and six months ended June 30, 2009, respectively.

Fluid Logistics Rates

Our fluid logistics segment revenues are dependent on the prevailing market rates for fluid transport trucks and the related assets, including specialized vacuum, high-pressure pump and tank trucks, frac tanks and salt water disposal wells. Prior to the general economic decline that commenced in the latter half of 2008, higher oil and natural gas prices resulted in growing demand for drilling and our services and, since the decline, lower oil and natural gas prices have resulted in reduced demand for drilling and our services. Required disposal of fluids produced from wells and the increased number of wells in service through the first half of 2008 led to a higher demand for fluid logistics services. In the second half of 2008 and to date in 2009, fluid logistics rates have been under significant downward pressure resulting in significant price decreases to our customers.

Operating Expenses

Prior to the general economic decline, a strong oil and natural gas environment resulted in a higher demand for operating personnel and oilfield supplies and caused increases in the cost of those goods and services. In the second half of 2008 and to date in 2009, a weaker oil and natural gas environment has resulted in lower demand for operating personnel and oilfield supplies which has allowed us to decrease our costs, thereby offsetting a portion of the price decreases granted to our customers. Additionally, fuel costs, which comprise a substantial portion of our operating expenses, increased substantially over the last few years and in particular in the first half of 2008 before declining significantly through the first quarter of 2009. During the second quarter, fuel costs have again begun to increase. Future earnings and cash flows will be dependent on our ability to manage our overall cost structure and either maintain our existing prices or obtain price increases from our customers.

Capital Expenditures and Debt Service Obligations

As a general matter, our capital expenditures to maintain our assets have been relatively limited. We have incurred indebtedness to invest in new assets to grow our business. As a result, the indebtedness we incurred for our capital expenditures has significantly increased our debt service obligations. The majority of the net proceeds of the issuance (the “Debt Offering”) of our $205 million 11% senior secured notes (the “Senior Secured Notes”) was used to repay indebtedness incurred on capital expenditures. Most of our new assets have been acquired through bank borrowings, short-term equipment vendor financings, cash flows from operations and other permitted financings. In the near term, we expect our capital expenditures will primarily relate to our Mexico operation and will be subject to the constraints of the covenants under our indenture and revolving credit facility. As of August 4, 2009, we had no additional capacity available under our revolving credit agreement and cash on hand of $38.6 million. We have made no additional borrowings since June 30, 2009.

Operating Income Margins

The well servicing segment typically has higher operating income margins along with higher capital expenditures when compared with the fluid logistics segment, which has lower operating margins but also lower capital expenditure requirements. However, with the recent industry downturn, we have experienced less margin pressure on our fluid logistics segment relative to the well servicing segment.

Results of Operations

The following discussion, as well as the discussion found under “Liquidity and Capital Resources,” compares our consolidated financial information as of and for the three and six months ended June 30, 2009, respectively, to the three and six months ended June 30, 2008, respectively.

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

Revenues. For the three months ended June 30, 2009, revenues decreased by $38.8 million, or 43.8%, to $49.8 million when compared to the same period in the prior year. During the second quarter of 2009 we experienced significant declines in utilization and customer pricing; both the result of the general economic decline.

Well Servicing — Revenues from the well servicing segment decreased $21.9 million for the period, or 46.1% to $25.5 million compared to the corresponding period in the prior year. The decrease was largely due to the decline in oil and gas prices which resulted in a reduced demand for our well services. We had 170 well servicing rigs available as of June 30, 2009, compared to 149 well servicing rigs at June 30, 2008, a 14.1% increase. Of the 170 rigs available as of June 30, 2009, nine were allocated to Mexico operations. Of the 161 in the U.S. at June 30, 2009, approximately 44.0% were being utilized due to the general industry decline and a decline in oil and gas exploration and production activities. Of the nine allocated to Mexico operations approximately 66.7% were being utilized.

Fluid Logistics — Revenues from the fluid logistics segment decreased $17.0 million for the period, or 41.2%, to $24.2 million compared to the corresponding period in the prior year. Estimated trucks in service during the three months ended June 30, 2009 and June 30, 2008 were 370 and 328, respectively. Our principal fluid logistics assets at June 30, 2009 and June 30, 2008 were as follows:

	As of June 30,
Asset	2009	2008	% Increase
Vacuum trucks (includes leased)	294	259	13.5%
High-pressure pump trucks	19	17	11.8%
Other heavy trucks	57	52	9.6%
Frac tanks (includes leased)	1,370	1,131	21.1%
Salt water disposal wells	17	15	13.3%

Operating Expenses. Our operating expenses decreased to $43.7 million for the three months ended June 30, 2009, from $58.2 million for the three months ended June 30, 2008, a decrease of $14.5 million or 25.0%. Operating expenses as a percentage of revenues were 87.7% for the three months ended June 30, 2009, compared to 65.7% for the three months ended June 30, 2008. This increase in operating expense as a percentage of our revenues is generally attributable to lower revenues due to lower utilization of our equipment, and a significant reduction in the rates we are able to invoice our customers. The effect was partially offset by reductions in labor costs (rates and hours) and fuel price decreases, as discussed below.

Well Servicing — Operating expenses from the well servicing segment decreased by $6.3 million, or 21.0%, to $23.7 million. Well servicing operating expenses as a percentage of well servicing revenues were 93.0% for the three months ended June 30, 2009, compared to 63.3% for the three months ended June 30, 2008, an increase of 29.7%. This can be attributed primarily to a decrease of approximately 31.8% in average billing rates per well service rig between the two quarters. In addition to declining rates from our customers, average well service rig utilization decreased to 44.0% for the three months ended June 30, 2009 from 90.0% for the three months ended June 30, 2008. Rental equipment expense increased by $1.6 million. This was primarily due to an additional well service equipment lease entered into in late 2008 and aircraft rental. Products and chemicals, repairs and maintenance, bad debt expense, freight charges, professional fees, property taxes, and employee compensation also increased by $1.8 million, $0.6 million, $0.6 million, $0.6 million, $0.5 million, $0.3 million and $0.2 million respectively. Product and chemicals, freight charges and professional fees all increased due to operations in Mexico. Property taxes increased due to the additional equipment purchased throughout 2008. Expenses that decreased included wages, fuel and oil expense, insurance, out of town expense and supplies and parts by $7.4 million, $1.6 million, $1.3 million, $1.2 million, and $1.0 million, respectfully. These decreases were the result of more aggressive cost management and lower equipment utilization. The changes in expenses and revenues were in line with management’s expectations and consistent with the rapidly changing industry.

Fluid Logistics — Operating expenses from the fluid logistics segment decreased by $8.2 million, or 29.2%, to $19.9 million. Fluid logistics operating expenses as a percentage of fluid logistics revenues were 82.2% for the three months ended June 30, 2009, compared to 68.3% for the three months ended June 30, 2008. This is primarily attributable to a decrease in average utilization of 38.7%, and a 20.3% decline in average customer billing rates resulting from the general economic and industry decline. The decrease in fluid logistics operating expenses of $8.2 million was due in large part to a decrease in fuel costs of $4.2 million, or 55.9%, for the three months ended June 30, 2009, when compared to the same period in the prior year due to fuel price decreases of 47.7%. Fuel cost as a percentage of revenues was 13.6% and 18.2% for the three months ended June 30, 2009 and 2008, respectively. Labor costs decreased by $2.6 million, or 28.0% to $6.7 million as result of headcount and pay reductions throughout the company. Labor costs as a percentage of revenues were 27.6% and 22.5% for the three months ended June 30, 2009 and 2008, respectively. The employee count at June 30, 2009 was 658, as compared with 925 employees as of June 30, 2008. Product and chemical costs decreased $0.8 million, or 32.3%, for the three months ended June 30, 2009, when compared to the same period in the prior year due to lower demand in drilling and well services driven by the decrease of oil and natural gas prices. Product and chemical cost as a percentage of revenues was 6.7% and 5.8% for the three months ended June 30, 2009 and 2008, respectively. The remaining $0.6 million change is related to various expenses that were consistent with the lower activity of the business.

General and Administrative Expenses. General and administrative expenses from the consolidated operations decreased by approximately $0.8 million, or 17.4%, to $3.9 million. General and administrative expense as a percentage of revenues was 7.8% and 5.3% for the three months ended June 30, 2009 and 2008, respectively. Wages and insurance decreased by approximately $0.6 million and $0.4 million primarily due to the decrease in employee count. Professional fees also decreased by approximately $0.3 million. This includes a decrease of $0.7 million in professional fees accounting services as the temporary staff was replaced with a permanent accounting staff and professional fees for legal services increased by $0.4 million related to a bond consent required to maintain compliance with the indenture governing our Senior Secured Notes. The remaining $0.5 million is due to increases in stock based compensation and franchise taxes.

Depreciation and Amortization. Depreciation and amortization expenses increased by $2.3 million, or 31.5%, to $9.8 million, due to new equipment acquired throughout 2008. Capital expenditures incurred for the three months ended June 30, 2009 were $3.7 million compared to $46.2 million for the three months ended June 30, 2008.

Interest and Other Expenses. Interest and other expenses were $6.0 million in the three months ended June 30, 2009, compared to $6.5 million in the three months ended June 30, 2008. This decrease is due in part to the repurchase of bonds in the first and second quarters of 2009.

Income Taxes. We recognized income tax expense of $55.0 million for the three months ended June 30, 2008 due to FES Ltd. becoming subject to U.S. federal taxes on May 29, 2008 as a result of our Bermuda Reorganization. We recognized an income tax benefit of $4.5 million for the three months ended June 30, 2009 due to the loss recognized during the quarter.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

Revenues. For the six months ended June 30, 2009, revenues decreased by $45.9 million, or 28.9%, to $113.2 million when compared to the same period in the prior year. During the fourth quarter 2008 and first quarter 2009 we experienced declines in demand and significant pricing pressure that are a result of the general economic decline.

Well Servicing — Revenues from the well servicing segment decreased $29.6 million for the period, or 34.2% to $57.1 million compared to the corresponding period in the prior year. The decrease was largely due to the decreased demand and the decline in oil prices which resulted in a reduced demand for our well services. We had 170 well servicing rigs available as of June 30, 2009, compared to 149 well servicing rigs at June 30, 2008, a 14.1% increase. Of the 170 rigs available as of June 30, 2009, nine were allocated to Mexico operations. Of the 161 in the U.S. at June 30, 2009, only approximately 44.0% were being utilized due to the general industry decline. Of the nine allocated to Mexico operations approximately 66.7% were being utilized.

Fluid Logistics — Revenues from the fluid logistics segment decreased $16.3 million for the period, or 22.5%, to $56.1 million compared to the corresponding period in the prior year. Estimated trucks in service during the six months ended June 30, 2009 and 2008 were 370 and 328, respectively. Our principal fluid logistics assets at June 30, 2009 and 2008, respectively, were as follows:

	As of June 30,
Asset	2009	2008	% Increase
Vacuum trucks	294	259	13.5%
High-pressure pump trucks	19	17	11.8%
Other heavy trucks	57	52	9.6%
Frac tanks (includes leased)	1,370	1,131	21.1%
Salt water disposal wells (note 1)	17	15	13.3%

Operating Expenses. Our operating expenses decreased to $93.3 million for the six months ended June 30, 2009, from $104.9 million for the six months ended June 30, 2008, a decrease of $11.6 million or 11.1%. Operating expenses as a percentage of revenues were 82.4% for the six months ended June 30, 2009, compared to 65.9% for the six months ended June 30, 2008. This increase in operating expense as a percentage of our revenues is generally attributable to lower utilization of our equipment, and a significant reduction in the rates we are able to invoice our customers, which has been partially offset by reductions in labor costs (rates and hours) and fuel price decreases, as discussed below.

Well Servicing — Operating expenses from the well servicing segment increased by $4.3 million, or 7.9%, to $50.1 million. Well servicing operating expenses as a percentage of well servicing revenues were 87.8% for the six months ended June 30, 2009, compared to 62.8% for the six months ended June 30, 2008, an increase of 25.0%. This can be attributed primarily to a decrease of approximately 31.8% in average billing rates per well service rig between the two periods. In addition to declining rates from our customers, average well service rig utilization decreased to 44.0% for the six months ended June 30, 2009 from 90.0% for the six months ended June 30, 2008. Rent equipment increased by $2.9 million primarily due to an additional well service equipment leases. Bad debt expense, product & chemicals, repairs & maintenance, freight charges, property taxes, professional fees and employee compensation also increased by $1.9 million, $1.8 million, $1.7 million, $0.9 million, $0.7 million, $0.5 million and $0.4 million. Product and chemicals, freight charges, and professional fees all increased due to operations in Mexico. Expenses that decreased included wages, supplies and parts, fuel and oil expense, insurance, and out of town expense decreased by $7.1 million, $2.6 million, $2.0 million, $1.7 million, and $1.7 million respectfully. These decreases were the result of more aggressive cost management and declining product costs. The changes in expenses and decreases in revenues were in line with management’s expectations and were consistent with the rapidly changing industry.

Fluid Logistics — Operating expenses from the fluid logistics segment decreased by $7.3 million, or 14.5%, to $43.2 million. Fluid logistics operating expenses as a percentage of fluid logistics revenues were 76.9% for the six months ended June 30, 2009, compared to 69.6% for the six months ended June 30, 2008. This is primarily attributable to a decrease in average utilization of 30.9% and 11.6% decline in average customer billing rates that are a result of the general economic decline. The decrease in fluid logistics operating expenses of $7.3 million was due in large part to a decrease in fuel costs of $5.0 million, or 42.4%, for the six months ended June 30, 2009, when compared to the same period in the prior year due to fuel price decreases of 43.3%. Fuel cost as a percentage of revenues was 12.0% and 16.2% for the six months ended June 30, 2009 and 2008, respectively. Labor costs decreased by $2.7 million, or 14.9% to $15.2 million as result of workforce and pay reductions throughout the company. Labor costs as a percentage of revenues were 27.0% and 25.0% for the six months ended June 30, 2009 and 2008, respectively. The employee count at June 30, 2009 was 658, as compared with 925 employees as of June 30, 2008. Supplies and parts costs decreased $0.8 million, or 64.5%, for the six months ended June 30, 2009, when compared to the same period in the prior year due to the lower demand for drilling and well services driven by the decrease of oil and natural gas prices. Supplies and parts cost as a percentage of revenues was 0 8.% and 1.6% for the six months ended June 30, 2009 and 2008, respectively. Rent equipment cost increased $1.1 million, or 510.7% to $1.3 million. Rent equipment as percentage of fluid logistics revenues were 2.3% for the six months ended June 30, 2009, compared to 0.3% for the six months ended June 30, 2008. This is attributable to new operating leases executed at the end of the fourth quarter of 2008. The remaining $0.1 million change is related to various expenses that were consistent with the lower activity of the business.

General and Administrative Expenses. General and administrative expenses from the consolidated operations increased by approximately $1.8 million, or 23.0%, to $9.7 million. General and Administrative expense as a percentage of revenues was 8.5% and 4.9% for the six months ended June 30, 2009 and 2008, respectively. Professional fees for accounting and legal services increased by $1.2 million primarily related to the costs associated with moving from a private to a public company environment and costs associated with obtaining a consent from our bond holders. The Company had increases in stock based compensation expense for June 30, 2009 and 2008 totaling $0.7 million and $0.1 respectfully. Equipment rental decreased by approximately $0.1 million due to decrease in activity.

Depreciation and Amortization. Depreciation and amortization expenses increased by $5.0 million, or 34.5%, to $19.5 million, due to new equipment acquired throughout 2008. Capital expenditures incurred for the six months ended June 30, 2009 were $11.0 million compared to $94.2 million for the six months ended June 30, 2008.

Interest and Other Expenses. Interest and other expenses were $11.6 million in the six months ended June 30, 2009, compared to $12.5 million in the six months ended June 30, 2008. This decrease is due in part to the repurchase of bonds in the first quarter of 2009.

Income Taxes. We recognized income tax expense of $55.2 million for the six months ended June 30, 2008 due to FES Ltd. becoming subject to U.S. federal taxes on May 29, 2008 as a result of our Bermuda Reorganization. We recognized an income tax benefit of $7.3 million for the six months ended June 30, 2009 with an effective rate of 34.9% due to the loss recognized during the period.

Liquidity and Capital Resources

Overview

Our Credit Facility (as defined below) and the indenture governing our Senior Secured Notes and the debt outstanding thereunder impose significant restrictions on us and increase our vulnerability to adverse economic and industry conditions that could limit our ability to obtain additional or replacement financing. While the principal indebtedness of the Credit Facility is not scheduled for repayment until April 2012 and the Senior Secured Notes not until February 2015, our inability to satisfy any obligations under these agreements would constitute an event of default. Under the Credit Facility, an event of default will be deemed to have occurred if there is a change in control over us or if a material adverse change occurs with regards to our consolidated financial position, our consolidated business, assets, operations, properties or prospects, our ability to timely pay the obligations under the Credit Facility or the enforceability of the material terms of any material loan document against us. The lender under the Credit Facility could, at some future date, make a determination that such a material adverse change has occurred, which is outside our control. The indenture governing the Senior Secured Notes does not have similar material adverse change or change in control events of default but does require an offer to redeem the Senior Secured Notes in the event of a change in control. It does contain a cross-default provision that would be triggered if the debt under the Credit Facility were accelerated. See a discussion of cross-default provisions in note 7 to our condensed consolidated financial statements.

A default could result in all or a portion of our outstanding debt becoming immediately due and payable. If this would occur, we might not be able to obtain waivers or secure alternative financing to satisfy all of our obligations simultaneously. Given current market conditions, our ability to access the capital markets or to effect any asset sales might be restricted at a time when we would like or need to raise capital. In addition, the current economic conditions could also impact our customers and vendors and may cause then to fail to meet their obligations to us with little or no warning. Such events could have a material adverse effect on our business, financial position, results of operations and cash flows and the ability to satisfy the obligations under our debt agreements.

Although we currently believe our liquidity and projected cash flows from operations will be sufficient to meet our cash requirements for the next twelve months and the foreseeable future, the factors described above create uncertainty. The continued compliance with our debt covenants is dependent upon us obtaining a minimum level of earnings before interest, taxes, depreciation, amortization, goodwill impairments, and stock based compensation expense, or EBITDA, and maintaining a minimum level of net worth. Our forecasted EBITDA indicates that, unless operating conditions improve, we may not be in compliance with certain financial maintenance covenants in our Credit Facility at September 30, 2009. Although we believe we will be able to obtain a waiver from the issuer of the Credit Facility, there can be no assurance that we will be successful in doing so. Failure to obtain such a waiver could result in all or a portion of our outstanding debt becoming immediately due and payable. We recently negotiated a nonbinding term sheet for financing to replace the Credit Facility with senior secured debt that would not have financial maintenance covenants but would have covenants substantially similar to those in the indenture governing the Senior Secured Notes. Such new financing will be subject to the completion of definitive documentation and other typical closing conditions. There can be no assurance that we will be successful in completing this financing.

Within certain constraints, we can conserve capital by reducing or delaying capital expenditures, deferring non-regulatory maintenance expenditures and further reducing operating and administrative costs. While postponing or eliminating capital expenditures would delay or reduce future cash flows, we believe these actions can provide us the flexibility to match our capital commitments to our available capital resources. Although we currently believe our cash, cash equivalents, and projected cash flows from operations will be sufficient to meet our cash requirements for the next year and the foreseeable future, the factors described above create uncertainty.

We have historically funded our operations, including capital expenditures, with bank borrowings, vendor financings, cash flow from operations, the issuance of our Senior Secured Notes and the proceeds from our Initial Equity Offering and our October 2008 U.S. private placement.

As of June 30, 2009, we had $38.6 million in cash and cash equivalents, $207.1 million in long-term debt outstanding, $9.5 million in short-term debt outstanding, and $12.3 million of short-term equipment vendor financings for well servicing rigs and other equipment included in accounts payable. In the six months ended June 30, 2009, we incurred $18.3 million in capital expenditures, which included equipment related to rigs (primarily for our Mexico operations), saltwater disposal wells and pickup trucks. We financed these purchases with cash flow from operations and certain short-term vendor financings.

Cash Flows

Our cash flows depend, to a large degree, on the level of spending by oil and gas companies’ development and production activities. Sustained increases or decreases in the price of natural gas or oil will generally have a material impact on these activities, and could also materially affect our cash flows. Certain sources and uses of cash, such as the level of discretionary capital expenditures, purchases and sales of investments, issuances and repurchases of debt and of our common shares are within our control and are adjusted as necessary based on market conditions.

Cash Flows from Operating Activities

Net cash provided by operating activities totaled $26.9 million for the six months ended June 30, 2009, compared to net cash provided by operating activities of $29.2 million for the six months ended June 30, 2008, a decrease of $2.3 million. The most significant reason for the decrease in net cash flow resulted from a decrease in pre-tax earnings of $40.3 million between the two periods. This decrease was offset by additional cash flow generated from a decrease in accounts receivable of $47.0 million at June 30, 2009 as compared to June 30, 2008. The balance of the decrease was generated through changes in various working capital accounts.

Cash Flows Used in Investing Activities

Net cash used in investing activities for the six months ended June 30, 2009 amounted to $17.5 million compared to $128.4 million for the six months ended June 30, 2008. The significant capital expenditures in the first six months of 2008 were reflective of the expansion of business during 2008. Capital expenditures for the six months ended June 30, 2009 were primarily for Mexico operations and payment for capital expenditures incurred in prior periods that were included in accounts payable at December 31, 2008.

Cash Flows from Financing Activities

Cash flows from financing activities for the six months ended June 30, 2009 amounted to $5.6 million compared to $102.5 million for the six months ended June 30, 2008. During the six months ended June 30, 2009, $12.0 million was drawn under our Credit Agreement and is reflected in Forbes’ cash of $38.6 million at June 30, 2009. In addition, during the six months ended June 30, 2009 we repurchased $5.25 million in Senior Secured Notes for $3.4 million or at an average discount price of approximately 65% of par value. Other repayments of debt related to equipment and insurance notes. The six months ended June 30, 2008 reflect the original issuance of the Senior Secured Notes, repayments of other debt with the proceeds, and related debt issuance costs.

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

Revolving Credit Facility

On April 10, 2008, the Forbes Group entered into a revolving credit facility, the Credit Facility. Borrowings under the Credit Facility accrue interest, at our option, at either (i) the greater of the Federal Funds Effective Rate in effect on such day plus 0.5% and the “prime rate” announced from time to time by Citibank, N.A., plus a margin of up to 1.25%, or (ii) the London Interbank Offered Rate, plus a margin of 1.75% to 2.25%. Unpaid interest accrued on outstanding loans is payable quarterly. The Credit Facility is secured by first priority security interests in substantially all of the Forbes Group’s assets, including those of all of the domestic subsidiaries that rank senior to the security interest granted to the holders of the Senior Secured Notes. The credit agreement governing the Credit Facility (the “Credit Agreement”) also contains customary representations, warranties and covenants for the type and nature of the Credit Facility, including certain limitations or restrictions on the Forbes Group’s and certain future subsidiaries’ ability to incur additional debt, guarantee others’ obligations, create, incur or permit to exist liens on assets, make investments or acquisitions, make certain dispositions of assets, make payments on certain subordinated indebtedness, pay dividends or other payments to equity holders, engage in mergers, consolidations or other fundamental changes, sell assets, change the nature of its business and engage in transactions with affiliates. The Credit Agreement also contains restrictive financial covenants requiring us to maintain a certain Net Worth and certain ratios of Consolidated EBITDA to Consolidated Interest Expense, Senior Funded Debt to Consolidated Net Worth, and Consolidated Senior Funded Debt to Consolidated EBITDA. The Credit Agreement also contains a provision that makes the occurrence of any Material Adverse Change an event of default (the capitalized terms used in this and the previous sentence have the meaning set forth in the Credit Agreement). The rights of the lender under the Credit Facility vis-à-vis the trustee and collateral agent under the indenture governing the Senior Secured Notes are governed by an intercreditor agreement among the Forbes Group, Citibank, N.A., the lender under the Credit Facility, and Wells Fargo Bank, National Association, the trustee and collateral agent under the indenture governing the Senior Secured Notes.

On July 10, 2009, the FES Ltd and its domestic subsidiaries entered into the Third Amendment to its Credit Agreement with Citibank, N.A. The primary purpose of this Third Amendment was to more closely conform the Credit Agreement to the Indenture governing the Senior Secured Notes. In order to accomplish this, the Third Amendment amends, among other things, (i) the definition of “Material Adverse Change” and “Consolidated Net Income,” as those terms are used in the Credit Agreement, to provide for the exclusion of certain noncash charges for impairment writedowns or writeoffs of noncurrent assets, extraordinary, unusual or nonrecurring noncash charges and, with respect to definition of “Consolidating Net Income” only, noncash stock-based compensation and (ii) the covenant regarding limitations on the disposition of property in order to broaden the scope of what is deemed to be cash consideration for the purpose of the covenant governing property disposition.

As of June 30, 2009, we had $12.0 million outstanding under the Credit Facility. As of August 4, 2009 the $20.0 million Credit Facility had no remaining availability due to the $12 million advance and $7.8 million in letters of credit related to insurance notes and our Mexico operation.

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

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”), which became effective for us on April, 2009. This standard establishes principles and requirements for disclosure of subsequent events. It establishes the period after the balance sheet date during which events or transactions are to be evaluated for potential disclosure. It also establishes the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date. The adoption of this standard requires the Company to disclose the date through which subsequent events have been reviewed.

Recently Issued Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principle, a replacement of FASB Statement no 162” (“SFAS No. 168”), which became effective for us on July 1, 2009. SFAS No. 168 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by non governmental entities in the preparation of financial statements in conformity with GAAP, SAFAS No. 168 is not expected to change GAAP and will not have a material impact on our consolidated financial statements

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

Our primary debt obligations are the outstanding Senior Secured Notes and borrowings under the Credit Facility, if any. Changes in interest rates do not affect interest expense incurred on our Senior Secured Notes as such notes bear interest at fixed rates. However, changes in interest rates would affect their fair values. In general, the fair market value of debt with a fixed interest rate will increase as interest rates fall. Conversely, the fair market value of debt will decrease as interest rates rise. A hypothetical change in interest rates of 10% relative to interest rates as of June 30, 2009 would have no impact on our interest expense for the Senior Secured Notes.

The Credit Facility has a variable interest rate and, therefore, is subject to interest rate risk. A 100 basis point increase in interest rates on our variable rate debt would result in approximately $120,000 in additional annual interest expense based on the balance outstanding as of June 30, 2009 in the amount of $12 million.

We have not entered into any derivative financial instrument transactions to manage or reduce market risk or for speculative purposes.

Item 4T.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2009, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were not effective. See “Material Weaknesses” below.

Change in Internal Control over Financial Reporting

Other than the remediation measure described below under “Remediation” no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Material Weaknesses

In connection with the preparation of the Forbes Group’s consolidated financial statements for the year ended December 31, 2008, we identified control deficiencies that constitute material weaknesses in the design and operation of our internal control over financial reporting. The following material weaknesses were present at December 31, 2008 and at June 30, 2009.

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

Remediation

As mentioned above, we have identified certain material weaknesses that exist as of June 30, 2009 in our internal control over external financial reporting and complex, non-routine accounting issues.

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

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

There are no pending material legal proceedings, and the Forbes Group is not aware of any material threatened legal proceedings, to which the Forbes Group is a party or to which its property is subject, other than in the ordinary course of business.

Item 1A.	Risk Factors

There were no material changes from the risk factors previously disclosed in the registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 in response to “Item 1A. Risk Factors” to Part II of Form 10-Q except as noted below.

The Company has foreign operations that may pose additional risks

The Company has operations in Mexico. The results of such operations are dependent upon numerous factors, some of which are specifically related to doing business in Mexico, including the stability of the Mexican economy, the political climate in Mexico and Mexico’s relations with the United States, currency exchange rate fluctuations, risk of governmental expropriation, prevailing worker wages, the ability to identify, hire, train and retain qualified personnel and operating management in Mexico, current and changing Mexican regulatory environments, difficulty in enforcing agreements due to differences in the Mexican legal and regulatory regimes compared to those of the U.S, communication and translation errors due to language barriers, and the ability to maintain the legal authority of the Company to own and operate its business in Mexico.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to Vote of Security Holders

We held our Annual Meeting of Stockholders (the “Annual Meeting”) on May 28, 2009 in Corpus Christi, Texas and received the consolidated financial statements of the Company for the year ended December 31, 2008, and the report of the auditor thereon, elected directors, appointed an auditor, and passed a resolution to amend the Company’s memorandum of association. A total of 15,696,028 shares of our common stock were presented at the meeting in person or by proxy, which represented 48.1% of the outstanding shares of our common stock as of May 28, 2009, the record date for the Annual Meeting.

Director nominees, Dale W. Bossert, Travis H. Burris, John E. Crisp, Charles C. Forbes, Janet L. Forbes, and William W. Sherrill were elected at the Annual Meeting based on a vote tabulation of 14,204,619 in favor of their nomination and 1,055,664 withheld. All directors will serve until the next annual meeting, or until their respective successors are elected or appointed.

Stockholders also ratified the appointment of auditors based on a vote tabulation of 15,695,828 in favor of the re-appointment of auditors and 200 withheld. Stockholders approved a special resolution to amend the Company’s memorandum of association based on a vote tabulation of 14,194,428 in favor of the amendment and 1,501,600 withheld.

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

2.2	—	Agreement and Plan of Reorganization effective May 29, 2008 among Forbes Energy Services Ltd. and the members of Forbes Energy Services LLC (incorporated by reference to Exhibit 2.2 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

3.1	—	Memorandum of Association of Forbes Energy Services Ltd. (incorporated by reference to Exhibit 3.11 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

3.2	—	Amended and Restated Bye-laws of Forbes Energy Services Ltd. (incorporated by reference to Exhibit 3.12 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

4.1	—	Indenture, dated February 12, 2008 among Forbes Energy Services LLC and Forbes Energy Capital Inc., as issuers, the guarantors party thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

4.2	—	Supplemental Indenture (First Supplemental Indenture), dated May 29, 2008 among Forbes Energy Services Ltd., Forbes Energy Services LLC, Forbes Energy Capital Inc., the other Guarantors (as defined in the Indenture referred to therein) and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).

4.3	—	Supplemental Indenture (Second Supplemental Indenture, dated effective October 6, 2008 among Forbes Energy Services Ltd., Forbes Energy Services LLC, Forbes Energy Capital Inc., the other Guarantors (as defined in the Indenture referred to therein) and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

4.4	—	Third Supplemental Indenture, dated February 6, 2009 among Forbes Energy Services Ltd., Forbes Energy Services LLC, Forbes Energy Capital Inc., the other Guarantors (as defined in the Indenture referred to therein) and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 6, 2009).

Number		Description of Exhibits
4.5	—	Notation of Guarantee from Forbes Energy Services Ltd. (incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

4.6	—	Notation of Guarantee from Forbes Energy International, LLC (incorporated by reference to Exhibit 4.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

4.7	—	Registration Rights Agreement, dated as of February 7, 2008, among Jefferies & Company, Inc., Forbes Energy Services Inc., Forbes Energy Capital Inc. and the guarantors party thereto (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

4.8	—	Specimen 144A Global 11% Senior Secured Exchange Note due 2015 (incorporated by reference to Exhibit 4.5 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

4.9	—	Rights Agreement effective May 19, 2008 between Forbes Energy Services Ltd. and CIBC Mellon Trust Company, as Rights Agent, which includes as Exhibit A the Certificate of Designations of Series A Junior Participating Preferred Shares, as Exhibit B the form of Right Certificate and as Exhibit C the form of Summary of Rights to Purchase Shares (incorporated by reference to Exhibit 4.8 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

10.1	—	Credit Agreement dated April 10, 2008 among C.C. Forbes, LLC, TX Energy Services, LLC and Superior Tubing Testers, LLC, as borrowers, Forbes Energy Services LLC, as guarantor, and Citibank, N.A., as lender, governing the Credit Facility (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.2	—	Third Amendment to Credit Agreement dated May 15, 2009 among C.C. Forbes, LLC, TX Energy Services, LLC and Superior Tubing Testers, LLC, as borrowers, Forbes Energy Services LLC, as guarantor, and Citibank, N.A., as lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 15, 2009).

10.3	—	Intercreditor Agreement dated April 10, 2008 among C.C. Forbes, LLC, TX Energy Services, LLC, Superior Tubing Testers, LLC, as borrowers, Forbes Energy Services LLC and Forbes Energy Capital Inc., as issuers, Citibank, N.A. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.4	—	Forbes Energy Services Ltd. Incentive Compensation Plan effective May 19, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

10.5	—	Employment Agreement effective May 1, 2008 by and between John E. Crisp and Forbes Energy Services LLC (incorporated by reference to Exhibit 10.2 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

10.6	—	Employment Agreement effective May 1, 2008 by and between Charles C. Forbes and Forbes Energy Services LLC (incorporated by reference to Exhibit 10.3 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

10.7	—	Employment Agreement effective May 1, 2008 by and between L. Melvin Cooper and Forbes Energy Services LLC (incorporated by reference to Exhibit 10.4 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

10.8	—	Form of Indemnification Agreement for directors, officers and key employees (incorporated by reference to Exhibit 10.5 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

10.9	—	Form of Executive Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

10.10	—	Form of Director Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

10.11	—	Commercial Equipment Lease Agreement, dated October 15, 2008 among Forbes Energy Services LLC and Alice Environmental Services, LP. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

31.1*	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

Number		Description of Exhibits
31.2*	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1*	—	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	—	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORBES ENERGY SERVICES Ltd.

August 14, 2009	By:	/s/ John E. Crisp
John E. Crisp
Chairman, Chief Executive Officer and President
(Principal Executive Officer)

August 14, 2009	By:	/s/ L. Melvin Cooper
L. Melvin Cooper
Senior Vice President,
Chief Financial Officer and Assistant Secretary
(Principal Financial and Accounting Officer)

EXHIBIT INDEX**

Number		Description of Exhibits
2.1	—	Agreement and Plan of Reorganization effective January 1, 2008 among Forbes Energy Services LLC and the respective members of C.C. Forbes, LLC, TX Energy Services, LLC and Superior Tubing Testers, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

2.2	—	Agreement and Plan of Reorganization effective May 29, 2008 among Forbes Energy Services Ltd. and the members of Forbes Energy Services LLC (incorporated by reference to Exhibit 2.2 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

3.1	—	Memorandum of Association of Forbes Energy Services Ltd. (incorporated by reference to Exhibit 3.11 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

3.2	—	Amended and Restated Bye-laws of Forbes Energy Services Ltd. (incorporated by reference to Exhibit 3.12 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

4.1	—	Indenture, dated February 12, 2008 among Forbes Energy Services LLC and Forbes Energy Capital Inc., as issuers, the guarantors party thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

4.2	—	Supplemental Indenture (First Supplemental Indenture), dated May 29, 2008 among Forbes Energy Services Ltd., Forbes Energy Services LLC, Forbes Energy Capital Inc., the other Guarantors (as defined in the Indenture referred to therein) and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).

4.3	—	Supplemental Indenture (Second Supplemental Indenture, dated effective October 6, 2008 among Forbes Energy Services Ltd., Forbes Energy Services LLC, Forbes Energy Capital Inc., the other Guarantors (as defined in the Indenture referred to therein) and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

4.4	—	Third Supplemental Indenture, dated February 6, 2009 among Forbes Energy Services Ltd., Forbes Energy Services LLC, Forbes Energy Capital Inc., the other Guarantors (as defined in the Indenture referred to therein) and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 6, 2009).

4.5	—	Notation of Guarantee from Forbes Energy Services Ltd. (incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

4.6	—	Notation of Guarantee from Forbes Energy International, LLC (incorporated by reference to Exhibit 4.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

4.7	—	Registration Rights Agreement, dated as of February 7, 2008, among Jefferies & Company, Inc., Forbes Energy Services Inc., Forbes Energy Capital Inc. and the guarantors party thereto (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

4.8	—	Specimen 144A Global 11% Senior Secured Exchange Note due 2015 (incorporated by reference to Exhibit 4.5 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

4.9	—	Rights Agreement effective May 19, 2008 between Forbes Energy Services Ltd. and CIBC Mellon Trust Company, as Rights Agent, which includes as Exhibit A the Certificate of Designations of Series A Junior Participating Preferred Shares, as Exhibit B the form of Right Certificate and as Exhibit C the form of Summary of Rights to Purchase Shares (incorporated by reference to Exhibit 4.8 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

10.1	—	Credit Agreement dated April 10, 2008 among C.C. Forbes, LLC, TX Energy Services, LLC and Superior Tubing Testers, LLC, as borrowers, Forbes Energy Services LLC, as guarantor, and Citibank, N.A., as lender, governing the Credit Facility (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.2	—	Third Amendment to Credit Agreement dated May 15, 2009 among C.C. Forbes, LLC, TX Energy Services, LLC and Superior Tubing Testers, LLC, as borrowers, Forbes Energy Services LLC, as guarantor, and Citibank, N.A., as lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 15, 2009).

10.3	—	Intercreditor Agreement dated April 10, 2008 among C.C. Forbes, LLC, TX Energy Services, LLC, Superior Tubing Testers, LLC, as borrowers, Forbes Energy Services LLC and Forbes Energy Capital Inc., as issuers, Citibank, N.A. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.4	—	Forbes Energy Services Ltd. Incentive Compensation Plan effective May 19, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

10.5	—	Employment Agreement effective May 1, 2008 by and between John E. Crisp and Forbes Energy Services LLC (incorporated by reference to Exhibit 10.2 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

10.6	—	Employment Agreement effective May 1, 2008 by and between Charles C. Forbes and Forbes Energy Services LLC (incorporated by reference to Exhibit 10.3 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

10.7	—	Employment Agreement effective May 1, 2008 by and between L. Melvin Cooper and Forbes Energy Services LLC (incorporated by reference to Exhibit 10.4 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

10.8	—	Form of Indemnification Agreement for directors, officers and key employees (incorporated by reference to Exhibit 10.5 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

10.9	—	Form of Executive Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

10.10	—	Form of Director Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

10.11	—	Commercial Equipment Lease Agreement, dated October 15, 2008 among Forbes Energy Services LLC and Alice Environmental Services, LP. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

31.1*	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2*	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1*	—	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	—	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.