Form 10-Q
period 2009-09-30
Forbes Energy Services Ltd.
filed 2009-11-13
CIK 1434842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    ☐  Yes    ☒  No

Shares outstanding of each of the registrant’s classes of common stock:

Class	Outstanding as of November 13, 2009
Common Stock, $.01 par value(1)	32,611,200
Class B non-voting shares, $0.01 par value(1)	29,500,000

(1)	See Note 16 of Notes to Condensed Consolidated Financial Statements

FORBES ENERGY SERVICES LTD. AND SUBSIDIARIES (a/k/a the “Forbes Group”)

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and any oral statements made in connection with it include certain forward-looking statements within the meaning of the federal securities laws. You can generally identify forward-looking statements by the appearance in such a statement of words like “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should” or “will” or other comparable words or the negative of these words. When you consider our forward-looking statements, you should keep in mind the risk factors we describe and other cautionary statements we make in this Quarterly Report on Form 10-Q. Our forward-looking statements are only predictions based on expectations that we believe are reasonable. Our actual results could differ materially from those anticipated in, or implied by, these forward-looking statements as a result of known risks and uncertainties set forth below and elsewhere in this Quarterly Report on Form 10-Q. These factors include or relate to the following:

•	supply and demand for oilfield services and industry activity levels;

•	potential for excess capacity;

•	spending on the oil and natural gas industry given the recent worldwide economic downturn;

•	our level of indebtedness in the current depressed market;

•	impairment of our long-term assets;

•	our ability to maintain stable pricing;

•	competition;

•	substantial capital requirements;

•	significant operating and financial restrictions under our indentures;

•	technological obsolescence of operating equipment;

•	dependence on certain key employees;

•	concentration of customers;

•	substantial additional costs of compliance with reporting obligations, including the Sarbanes-Oxley Act;

•	material weaknesses in internal controls over financial reporting;

•	seasonality of oilfield services activity;

•	dependence on equipment suppliers not party to written contracts;

•	collection of accounts receivable;

•	environmental and other governmental regulation;

•	risks inherent in our operations;

•	market response to global demands to curtail use of oil and natural gas;

•	change of control;

•	conflicts of interest between the principal equity investors and noteholders;

•	results of legal proceedings;

•	ability to fully integrate future acquisitions;

•	variation from projected operating and financial data;

•	variation from budgeted and projected capital expenditures;

•	volatility of global financial markets;

•	risks associated with our foreign operations;

•	risks associated with contract bidding and the performance of work outside the scope of Mexican contracts; and

•	the other factors discussed under “Risk Factors.”

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

PART I — FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)

Condensed Consolidated Balance Sheets (unaudited)

	September 30, 2009	December 31, 2008

Current assets
Cash and cash equivalents	$23,707,762	$23,469,067
Accounts receivable – trade, net	35,148,063	69,095,522
Accounts receivable – related parties	157,593	97,672
Accounts receivable – other	4,487,858	605,925
Prepaid expenses	1,526,872	5,266,256
Other current assets	801,558	1,108,846

Total current assets	65,829,706	99,643,288
Property and equipment, net	316,524,140	330,951,116
Intangible assets, net	37,314,080	39,459,977
Deferred financing costs, net	10,970,768	12,709,207
Other assets	78,808	37,803

Total assets	$430,717,502	$482,801,391

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable – trade	$17,513,878	$28,653,204
Accounts payable – related parties	480,295	277,154
Income tax payable	345,671	1,005,872
Accrued interest payable	1,805,959	8,488,560
Accrued expenses	9,731,016	11,699,652
Current maturities of long-term debt	8,377,193	6,811,802

Total current liabilities	38,254,012	56,936,244
Long-term debt, net of current maturities	206,818,020	205,378,040
Deferred tax liability	48,544,648	62,068,620

Total liabilities	293,616,680	324,382,904

Commitments and contingencies see Note 10
Shareholders’ equity
Preference shares, $.01 par value, 10,000,000 shares authorized	—	—
Common shares, $.01 par value, 450,000,000 shares authorized, 32,611,200 shares issued and outstanding	326,112	326,112
Class B shares, $.01 par value, 40,000,000 shares authorized, 29,500,000 shares issued and outstanding	295,000	295,000
Additional paid-in capital	168,541,335	166,676,054
Accumulated deficit	(32,061,625)	(8,878,679)

Total shareholders’ equity	137,100,822	158,418,487

Total liabilities and shareholders’ equity	$430,717,502	$482,801,391

The accompanying notes are an integral part of these condensed consolidated financial statements.

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)

Condensed Consolidated Statements of Operations (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues
Well servicing	$23,853,912	$54,343,084	$80,907,991	$141,003,486
Fluid logistics	26,618,294	50,802,304	82,748,174	123,265,951

Total revenues	50,472,206	105,145,388	163,656,165	264,269,437

Expenses
Well servicing	22,869,209	35,406,964	72,985,810	89,819,779
Fluid logistics	21,812,340	36,281,048	64,972,027	86,739,998
General and administrative	4,644,809	4,511,599	14,315,264	12,371,906
Depreciation and amortization	9,982,121	9,075,266	29,448,456	23,546,370

Total expenses	59,308,479	85,274,877	181,721,557	212,478,053

Operating income (loss)	(8,836,273)	19,870,511	(18,065,392)	51,791,384

Other income (expense)
Interest expense, net	(6,221,304)	(6,532,810)	(19,281,292)	(19,091,945)
Gain on extinguishment of debt	—	—	1,421,750	—
Other income	(168,288)	2,493	(133,671)	109,061

Income (loss) before taxes	(15,225,865)	13,340,194	(36,058,605)	32,808,500

Income tax expense (benefit)	(5,616,145)	5,066,839	(12,875,659)	60,224,259

Net income (loss)	$(9,609,720)	$8,273,355	$(23,182,946)	$(27,415,759)

Earnings (loss) per share of common stock
Basic and diluted	$(0.15)	$0.15	$(0.37)	$(0.67)

Weighted average number of shares outstanding
Basic and diluted	62,111,200	54,144,700	62,111,200	40,653,076

Pro forma earnings per share - see Note 12
Basic and diluted		$0.16		$0.38

Pro forma weighted average number of shares outstanding
Basic and diluted		54,144,700		54,144,700

The accompanying notes are an integral part of these condensed consolidated financial statements.

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)

Condensed Consolidated Statements of Changes in Shareholders’ Equity (unaudited)

	Capital Stock		Additional Paid-in	Retained	Total Shareholders’
	Shares	Amount	Capital	Earnings	Equity

Balance December 31, 2008	62,111,200	$621,112	$166,676,054	$(8,878,679)	$158,418,487

Stock-based compensation	—	—	1,869,575	—	1,869,575
Net loss	—	—	—	(23,182,946)	(23,182,946)

Stock offering costs	—	—	(4,294)	—	(4,294)

Balance September 30, 2009	62,111,200	$621,112	$168,541,335	$(32,061,625)	$137,100,822

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)

Condensed Consolidated Statements of Cash Flows (unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Cash flows from operating income (loss) activities
Net income (loss)	$(9,609,720)	$8,273,355	$(23,182,946)	$(27,415,759)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	9,982,121	9,075,266	29,448,456	23,546,370
Amortization of Second Priority Notes	169,728	173,151	617,103	437,137
Stock-based compensation	622,420	620,928	1,869,575	824,356
Deferred tax expense (benefit)	(4,789,918)	5,490,183	(12,182,466)	59,575,759
(Gain)/loss on disposal of assets, net	(3,295)	7,604	(88,281)	25,260
Gain on extinguishment of debt	—	—	(1,421,750)	—
Bad debt expense	164,793	—	2,497,879	20,000
Deferred loan cost amortization	510,882	414,265	1,425,189	2,261,358
Changes in operating assets and liabilities
Accounts receivable	2,804,407	(14,615,057)	27,970,941	(36,529,233)
Accounts receivable - related party	(17,184)	83,554	(59,921)	141,159
Prepaid expenses	(160,482)	(351,495)	1,751,790	(603,056)
Other assets	(110,202)	(616)	51,238	(61,112)
Accounts payable	(1,017,997)	2,471,543	(12,060)	10,027,336
Accounts payable - related party	15,660	269,013	203,141	(2,883,999)
Accrued expenses	722,514	(836,421)	(1,968,636)	2,976,332
Income taxes payable	853,605	—	339,799	—
Interest payable	(6,487,802)	(2,804,724)	(6,682,601)	5,336,701
Other	—	49,785	—	69,927

Net cash provided by (used in) operating activities	(6,350,470)	8,320,334	20,576,450	37,748,536

Cash flows from investing activities
Purchase of property and equipment	(6,919,256)	(11,609,706)	(26,058,864)	(140,058,520)
Insurance proceeds	84,976	—	1,745,606	—

Net cash used in investing activities	(6,834,280)	(11,609,706)	(24,313,258)	(140,058,520)

Cash flows from financing activities
Borrowings of the debt	—	6,442,376	—	206,594,126
Repayment of debt	(1,570,566)	(1,572,244)	(4,505,203)	(104,526,722)
Borrowings under Credit Facility	—	—	12,000,000	—
Retirement of second priority notes	—	—	(3,415,000)	—
Payments for debt issuance costs	(100,000)	(16,628)	(100,000)	(14,251,368)
Proceeds from issuance of common stock in stock offering, net	—	—	—	161,062,296
Purchase outstanding interests in Forbes Energy Services LLC	—	—	—	(120,000,000)
Stock offering costs	—	—	(4,294)	—
Repayments of related party debt	—	—	—	(7,048,075)
Members’ cash distributions	—	32,270	—	(14,702,001)

Net cash provided by (used in) financing activities	(1,670,566)	4,885,774	3,975,503	107,128,256

Net increase (decrease) in cash and cash equivalents	(14,855,316)	1,596,402	238,695	4,818,272
Cash and cash equivalents
Beginning of period	38,563,078	8,431,215	23,469,067	5,209,345

End of period	$23,707,762	$10,027,617	$23,707,762	$10,027,617

The accompanying notes are an integral part of these condensed consolidated financial statements.

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)

Notes to Consolidated Financial Statements

1. Organization and Nature of Operations

Nature of Business

Forbes Energy Services Ltd. (“FES Ltd”) and its subsidiaries, Forbes Energy Services LLC (“FES LLC”), Forbes Energy Capital Inc. (“FES CAP”), C.C. Forbes, LLC (“CCF”), TX Energy Services, LLC (“TES”), Superior Tubing Testers, LLC (“STT”) and Forbes Energy International, LLC (“FEI LLC”) are headquartered in Alice, Texas, and conduct business primarily in the state of Texas. On October 15, 2008, FES LLC and FEI LLC formed Forbes Energy Services México, S. de R.L. de C.V. (“FES Mexico”), a Mexican limited liability partnership (sociedad de responsabilidad limitada de capital variable), to conduct operations in Mexico. On December 3, 2008, Forbes Energy Services Mexico Servicios de Personal, S. de R.L de C. V. was formed to provide employee services to FES Mexico, and on June 8, 2009, FES LTD formed a branch in Mexico. As used in these condensed consolidated financial statements, the “Company,” the “Forbes Group,” “we,” or “our” means FES Ltd and all subsidiaries on and after May 29, 2008 (the date of the Bermuda Reorganization (discussed below) and FES LLC and its subsidiaries from January 1, 2008 to May 28, 2008).

The Forbes Group is an independent oilfield services contractor that provides a wide range of well site services to oil and natural gas drilling and producing companies to help develop and enhance the production of oil and natural gas. These services include fluid hauling, fluid disposal, well maintenance, completion services, workovers and recompletions, plugging and abandonment, and tubing testing. The Forbes Group’s operations are concentrated in the major onshore oil and natural gas producing regions of Texas, with locations in Baxterville, Mississippi, Washington, Pennsylvania and Poza Rica, Mexico.

FES LLC is a Delaware limited liability company formed effective January 1, 2008 to act as the holding company for the three wholly-owned operating companies, CCF, TES, and STT. In the reorganization (the “Delaware Reorganization”), ownership of each of such three operating subsidiaries comprising our business was transferred to FES LLC by their equity investors in exchange for equity interests in FES LLC. Although FES LLC was the legal acquirer in the Delaware Reorganization, CCF was considered the acquirer for accounting purposes. As a result of this determination, the net assets of CCF remain at their historical cost of $35.6 million and additional paid in capital of $1.5 million was presented separately similar to a change in reporting entity and a reorganization due to the change from a LLC to a corporation for the periods when the entities were under common control. Purchase accounting was applied to TES and STT. Consideration (in the form of FES LLC equity) was issued to purchase STT and TES in a business combination for approximately $94.5 million which was presented as additional paid in capital on the Consolidated Statement of Changes in Shareholders’ Equity. Amounts allocated to identifiable tangible and intangible assets acquired and liabilities assumed were based on valuations. FES LLC allocated $14.5 million as a step-up in book value to property and equipment of TES, $4.4 million to goodwill, and $42.3 million to other intangible assets. Total value added to the assets and shareholders equity was $61.2 million as a result of the Delaware Reorganization. The amount of $96 million reported as “Acquisition of TES and STT” under “Total Members Equity” represents the $94.5 million associated with TES and STT in addition to the $1.5 million associated with historical contributions into CCF. This amount is reduced by $0.3 million ($295,000 par value of Class B shares) in arriving at the $95.7 million reported on the “Class B stock issued in connection with Bermuda Reorganization” line under “Additional Paid-In Capital”. Since FES LLC was the legal entity of record until May 29, 2009, the Company reported all equity activity under “Members’ Equity” on the Consolidated Statement of Changes in Members’/Shareholders’ Equity until the Company’s conversion to a Bermuda corporation as disclosed below.

Members’ Equity

Delaware Reorganization	$35,603,182
Historical Equity of TES & STT	33,369,896
Historical Contributions – CCF	1,486,189

Opening Balance – January 1, 2008	70,459,267
Step-Up associated with TES & STT	61,211,654
Member distributions prior to conversion from LLC to C Corporation	(14,734,271)
Conversion from LLC to a C Corporation on May 29, 2008	(116,936,650)

Ending Balance of members’ equity – December 31, 2008	$—

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)

Notes to Consolidated Financial Statements—(Continued)

Additional Paid in Capital

Class B stock issued for FES LLC:

Historical Equity of TES & STT	$33,369,896
Historical Contributions – CCF	1,486,189
Step-Up associated with TES	61,211,654
Less: Par Value of Class B shares	(295,000)

$95,772,739

FES Ltd is a Bermuda corporation formed effective April 9, 2008 to act as the holding company for FES LLC and its subsidiaries. At the time of FES Ltd’s organization, 200 common shares were issued. On May 29, 2008, concurrent with the Initial Equity Offering, all of the members of FES LLC assigned 63% of their membership interests in FES LLC to FES Ltd in exchange for 29,500,000 shares of FES Ltd’s Class B non-voting stock. Upon consummation of the Initial Equity Offering, FES Ltd contributed $120 million cash as additional capital to FES LLC, and FES LLC used the funds to redeem the remaining outstanding membership interests held by the members of FES LLC, other than FES Ltd. The result was that FES LLC and its subsidiaries became wholly-owned subsidiaries of FES Ltd. The foregoing is referred to herein as the “Bermuda Reorganization”. This transaction was accounted for as a transaction between entities under common control and deemed to be effective for accounting purposes as of January 1, 2008.

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

Common stock issued in connection with Initial Equity Offering:

Gross Proceeds in US dollars	$173,920,254
Less: 6% commission	(10,127,805)

Net proceeds received after commission	163,792,449

Purchase outstanding membership interest in FES LLC	(120,000,000)
Less: Stock issuance costs	(3,854,654)
Less: Par value of common stock	(246,447)

$39,691,348

The net proceeds from this issuance were $39,937,795 which is the sum of the Capital Stock amount of $246,447 ($.01 par value of the 24,644,700 common shares) and the Additional Paid-In Capital amount of $39,691,348 reported on the Consolidated Statement of Changes in Members’/Shareholders’ Equity.

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

Notwithstanding the termination of the Credit Facility as discussed in Note 7, the indentures governing our Second Priority Notes and First Priority Notes, and the debt outstanding thereunder impose significant restrictions on us and increase our vulnerability to adverse economic and industry conditions that could limit our ability to obtain additional or replacement financing. While the principal indebtedness of the First Priority Notes is not scheduled for repayment until August 2014 and the

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)

Notes to Consolidated Financial Statements—(Continued)

Second Priority Notes not until February 2015, our inability to satisfy certain obligations under these agreements would constitute an event of default. An event of default could result in all or a portion of our outstanding debt becoming immediately due and payable. If this should occur, we might not be able to obtain waivers or secure alternative financing to satisfy all of our obligations simultaneously. Given current market conditions, our ability to access the capital markets or to effect any asset sales might be restricted at a time when we would like or need to raise capital. In addition, the current economic conditions could also impact our customers and vendors and may cause them to fail to meet their obligations to us with little or no warning. These events could have a material adverse effect on our business, financial position, results of operations and cash flows and our ability to satisfy the obligations under our debt agreements.

3. Basis of Presentation

Interim Financial Information

The unaudited condensed consolidated financial statements of the Forbes Group are prepared in conformity with accounting principles generally accepted in the United States of America, or “GAAP”. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted. Therefore, these consolidated financial statements should be read along with the annual audited consolidated financial statements and notes thereto included in Forbes Group’s Annual Report on Form 10-K for the year ended December 31, 2008. In management’s opinion, all adjustments necessary for a fair statement are reflected in the interim periods presented. Interim results for the three and nine months ended September 30, 2009 may not be indicative of results that will be realized for the full year ending December 31, 2009.

The Forbes Group’s condensed consolidated financial statements as of and for the three and nine months ended September 30, 2009 include the accounts of FES Ltd and all its wholly-owned and consolidated subsidiaries; for the three months ended September 30, 2008, include the accounts of FES LLC and all its wholly-owned and consolidated subsidiaries; and for the period from January 1, 2008 through May 29, 2008, included the accounts of FES LLC and all its wholly-owned and consolidated subsidiaries, and for the period from May 29, 2008 through September 30, 2008 included the accounts of FES Ltd and its wholly-owned and consolidated subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Correction of an Error

During the quarter ended September 30, 2009, the Company discovered and corrected an accounting error related to its billing system that occurred during the last two quarters of 2008 and the quarter ended March 31, 2009 which resulted in an overstatement of revenues and trade accounts receivable during these periods. The cumulative correction resulted in an increase in pre-tax loss of approximately $1.0 million which was recorded during the quarter ended September 30, 2009 as a reduction in well servicing revenue.

Additionally, during the quarter ended September 30, 2009, the Company discovered and corrected an accounting error related to the recording of revenues and expenses in its Mexico operations during the quarters ended March 31, 2009 and June 30, 2009. The error resulted in a misstatement of revenue and operating expenses. The cumulative correction was recorded during the quarter ended September 30, 2009 and increased revenue by approximately $16,000 and increased operating expenses by approximately $1.0 million resulting in a net impact of approximately $1.0 million in additional pre-tax loss.

In the aggregate, these two accounting errors, with an effective tax rate of 35.7%, reduced net income and earnings per share for the three months ended September 30, 2009 by approximately $1.3 million and $0.02, respectively, and for the nine months ended September 30, 2009 by $0.4 million and $0.01, respectively.

The Company evaluated the correction of these errors based on historical operating results for the quarter ended September 30, 2008, the year ended December 31, 2008, the quarters ended March 31, 2009 and June 30, 2009 and the expected operating results for the year ending December 31, 2009 in accordance with Accounting Standards Codification 250-10-45-27 “Materiality Determination for Correction of an Error” and Staff Accounting Bulletin No. 99, “Materiality”. The amount of the adjustments when compared to the operating results for these periods or on any trend of profits or losses, is not considered by management to be material. In addition, the Company believes that investors would not consider the amount of the adjustments to be material, and therefore, would not have significantly impacted their investment decisions about the Company.

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)

Notes to Consolidated Financial Statements—(Continued)

Recent Accounting Pronouncements

In June 2009, the FASB issued Accounting Standards Codification Topic 105, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principle”, (ASC 105), which became effective for us on July 1, 2009. ASC 105 establishes the FASB Accounting Standards Codification (“ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied by non governmental entities in the preparation of financial statements in conformity with GAAP, ASC 105 is not expected to change GAAP and will not have a material impact on our consolidated financial statements, however, references to GAAP within these financial statements have been updated to the ASC.

The Company adopted FASB Accounting Standards Codification Topic 805, “Business Combinations” (ASC 805) which significantly changed the accounting for and reporting of business combination transactions. This standard was effective for the Company for business combination transactions for which the acquisition date was on or after January 1, 2009. No business combination transactions occurred during the nine months ended September 30, 2009.

The Company adopted FASB Accounting Standards Codification Topic 350-30 “Determining the Useful Life of Intangible Assets” (ASC 350-30) on January 1, 2009. ASC 350-30 amended the factors to be considered in determining the useful life of intangible assets. Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure such asset’s fair value. The adoption of ASC 350-30 did not have a material impact on the Company’s financial statements.

In April 2009, the FASB issued Accounting Standards Codification Topic 825-10-65 “Financial Instruments – Overall – Transition and Open Effective Date Information” (ASC 822-10-65), which would amend ASC 825-10 and ASC 270-10 to require disclosure of the fair value of financial instruments in interim financial statements as well as annual financial statements. In addition, entities would be required to disclose the method and significant assumptions used to estimate the fair value of financial instruments. This guidance became effective for interim and annual periods ending after June 15, 2009.

In May 2009, the FASB issued Accounting Standards Codification Topic 855-10 “Subsequent Events” (ASC 855-10), which provides guidance on management’s assessment of subsequent events. This standard establishes principles and requirements for disclosure of subsequent events. It establishes the period after the balance sheet date during which events or transactions are to be evaluated for potential disclosure. It also establishes the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date and requires the Company to disclose the date through which subsequent events have been reviewed. The adoption of this standard did not have a material impact on our consolidated financial statements.

4. Intangible Assets

The following sets forth the identified intangible assets by major asset class:

	As of September 30, 2009			As of December 31, 2008
	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Customer relationships	$31,895,919	$3,721,191	$28,174,728	$31,895,919	$2,126,395	$29,769,524
Trade names	8,049,750	939,137	7,110,613	8,049,750	536,650	7,513,100
Safety training program	1,181,924	137,891	1,044,033	1,181,924	78,795	1,103,129
Dispatch software	1,135,282	198,674	936,608	1,135,282	113,528	1,021,754
Other	58,300	10,202	48,098	58,300	5,830	52,470

	$42,321,175	$5,007,095	$37,314,080	$42,321,175	$2,861,198	$39,459,977

The amortization period for customer relationships, trade names, and safety training is 15 years. The amortization period for dispatch software is 10 years. The Company expenses costs associated with extensions or renewals of intangibles assets. There were no such extensions or renewals in the nine month period ended September 30, 2009. Amortization expense is calculated using the straight-line method over the period indicated. Aggregate amortization expense of intangible assets for the three and nine months ended September 30, 2009 was approximately $0.7 million and $2.1 million, respectively, and $0.7 million and $2.1 million for the three and nine months ended September 30, 2008, respectively. Amortization expense associated with identified intangible assets is expected to be approximately $2.9 million in each of the next five years. The weighted average amortization period remaining for intangible assets is 13 years.

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)

Notes to Consolidated Financial Statements—(Continued)

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

The following table presents a summary of the Company’s stock option activity for the nine months ended September 30, 2009.

	Shares	Weighted- Average Exercise Price		Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at December 31, 2008:	2,770,000	CDN$	7.00	—	—
Stock options:
Granted	—		—	—	—
Exercised	—		—	—	—
Forfeited	(90,000)		7.00	—

Options outstanding at September 30, 2009:	2,680,000	CDN$	7.00	8.67 years	—

Vested and expected to vest at September 30, 2009	893,334		—	—	—

Exercisable at September 30, 2009	893,334		—	8.67	—

During the three and nine months ended September 30, 2009 and three and nine months ended September 30, 2008 the Company recorded total stock based compensation expense of $0.6 million, $1.9 million, $0.6 million and $0.8 million, respectively. No stock-based compensation costs were capitalized as of September 30, 2009. As of September 30, 2009, total unrecognized stock-based compensation costs amounted to $4.1 million (net of estimated forfeitures) and is expected to be recorded over a weighted-average period of 1.7 years.

At September 30, 2009, 2,540,000 shares were available for future grants under the 2008 Incentive Compensation Plan.

6. Property and Equipment

Property and equipment consisted of the following:

	Estimated Life in Years	September 30, 2009	December 31, 2008
Well servicing equipment	3-15 years	$287,442,694	$278,168,921
Autos and trucks	5-10 years	79,503,988	78,043,817
Disposal wells	5-15 years	14,985,699	15,028,481
Building and improvements	5-30 years	5,968,275	4,598,976
Furniture and fixtures	3-10 years	2,218,356	2,140,493
Land		581,242	91,242
Other	3-15 years	45,813	65,503

		390,746,067	378,137,433
Accumulated depreciation		(74,221,927)	(47,186,317)

		$316,524,140	$330,951,116

Depreciation expense was $9.2 million and $27.0 million for the three and nine months ended September 30, 2009 and $8.4 million and $21.4 million for the three and nine months ended September 30, 2008, respectively.

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)

Notes to Consolidated Financial Statements—(Continued)

7. Long-Term Debt

Long-term debt at September 30, 2009 and December 31, 2008, consisted of the following:

	September 30, 2009	December 31, 2008
Second Priority Notes	$196,129,142	$200,762,039
Revolving Credit Facility(1)	11,956,620	—
Other equipment notes	7,017,490	8,185,907
Insurance notes	91,961	3,241,896

	215,195,213	212,189,842
Less: Current maturities	(8,377,193)	(6,811,802)

	$206,818,020	$205,378,040

(1)	Effective October 2, 2009, the Credit Facility was repaid and terminated using the proceeds from the issuance of the First Priority Notes.

Current maturities of long-term debt as of September 30, 2009, includes $6.6 million in Second Priority Notes, which are required under the indenture governing the Second Priority Notes to be repurchased by June 30, 2010.

Second Priority Notes

On February 12, 2008, FES LLC and FES CAP issued $205.0 million in principal amount of 11% senior secured notes (together with notes issued in exchange therefor, the “Second Priority Notes”). The Forbes Group reflects $196.1 million of debt outstanding in its balance sheet as of September 30, 2009, which recognizes the original issue discount as the Second Priority Notes were issued at 97.635% of par and the repurchase of certain Second Priority Notes as described below. The Second Priority Notes mature on February 15, 2015, and require semi-annual interest payments at an annual rate of 11% on February 15 and August 15 of each year until maturity. No principal payments are due until maturity. The Second Priority Notes are senior obligations and rank equally in right of payment with other existing and future senior indebtedness and senior in right of payment to any subordinated indebtedness that may be incurred by the Forbes Group in the future.

The Second Priority Notes are guaranteed by FES Ltd, the parent company of FES LLC and FES CAP, as well as the domestic subsidiaries (the “Guarantor Subs”) of FES LLC, which includes CCF, TES, STT and FEI LLC. All of the Guarantor Subs are 100% owned and each guarantees the securities on a full and unconditional and joint and several basis. FES Ltd has two 100% owned indirect subsidiaries, FES Mexico and a related employment company (the “Non-Guarantor Subs”) that have not guaranteed the Second Priority Notes, however, the Forbes Group has granted a security interest in 65% of the equity interests of the Non-Guarantor Subs to secure the Second Priority Notes. FES Ltd has a branch office in Mexico and conducts operations independent of the Non-Guarantor Subs. The Guarantor Subs represent the majority of the Company’s operations.

The indenture governing the Second Priority Notes (the “Second Priority Indenture”), as amended, required the Forbes Group to pay $2.0 million in cash during the first quarter of 2009 and requires the Forbes Group to pay an additional $8.0 million in cash by the end of the second quarter of 2010 to repurchase Second Priority Notes upon specified terms and conditions. Pursuant to this requirement, in the quarter ended March 31, 2009, the Forbes Group paid $2.0 million in cash to repurchase, at a discount, $3,250,000 of Second Priority Notes. Additionally, in the quarter ended June 30, 2009, the Forbes Group paid $1.4 million cash to repurchase, at a discount, $2.0 million of Second Priority Notes. In connection with these repurchases, the Forbes Group realized a net gain of approximately $1.4 million after writing down a portion of the original bond discount and writing off a portion of the deferred financing costs.

The Forbes Group may, at its option, redeem all or part of the Second Priority Notes from time to time at specified redemption prices and subject to certain conditions required by the Second Priority Indenture governing the Second Priority Notes. The Forbes Group is required to make an offer to purchase the notes and to repurchase any notes for which the offer is accepted at 101% of their principal amount, plus accrued and unpaid interest, if there is a change of control or if the Forbes Group has excess cash flow. The Forbes Group is required to make an offer to repurchase the notes and to repurchase any notes for which the offer is accepted at 100% of their principal amount, plus accrued and unpaid interest, following certain asset sales.

The Forbes Group is permitted under the terms of the Second Priority Indenture to incur additional indebtedness in the future, provided that certain financial conditions set forth in the Second Priority Indenture are satisfied. The Forbes Group is subject to certain covenants contained in the Second Priority Indenture, including provisions that limit or restrict the Forbes Group’s and certain future subsidiaries’ abilities to incur additional debt, to create, incur or permit to exist certain liens on assets, to make certain dispositions of assets, to make payments on certain subordinated indebtedness, to pay dividends or certain other payments to equity holders, to engage in mergers, consolidations or other fundamental changes, to change the nature of its business, to engage in transactions with affiliates or to make capital expenditures in excess of certain amounts based on the year in which such expenditures are made.

Details of two of the more significant restrictive covenants in the Second Priority Indenture are set forth below:

•	Limitation on the incurrence of additional debt - In addition to certain defined Permitted Debt, the Forbes

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)

Notes to Consolidated Financial Statements—(Continued)

Group may only incur additional debt if it is unsecured and if the Fixed Charge Coverage Ratio (as defined) for the most recently completed four full fiscal quarters is at least 2.5 to 1.0 until December 31, 2009, and 3.0 to 1.0 thereafter. As of September 30, 2009, the Forbes Group could incur no additional debt as Permitted Debt and under the Fixed Charge Coverage Ratio Test.

•

Limitations on capital expenditures - Subject to certain adjustments, permitted Adjusted Capital Expenditures (as defined) that may be made by the Forbes Group are limited to $35 million for the fiscal year ending December 31, 2009. As of September 30, 2009, the Forbes Group Capital expenditures for 2009 totaled $14.9 million.

Revolving Credit Facility

On April 10, 2008, the Forbes Group entered into a revolving credit facility (the “Credit Facility”). As discussed below, on October 2, 2009, the Forbes Group repaid and terminated the Credit Facility, using the proceeds from the issuance of the First Priority Notes. Borrowings under the Credit Facility accrued interest, at the option of the Forbes Group, at either (i) the greater of the Federal Funds Effective Rate in effect on such day plus 0.5% and the “prime rate” announced from time to time by Citibank, N.A., plus a margin of up to 1.25%, or (ii) the London Interbank Offered Rate, plus a margin of 1.75% to 2.25%. Unpaid interest accrued on outstanding loans was payable quarterly. The Credit Facility was secured by first priority security interests in substantially all of the Forbes Group’s assets, including those of all of the domestic subsidiaries that rank senior to the security interest granted to the holders of the Senior Secured Notes. The credit agreement governing the Credit Facility (the “Credit Agreement”) also contained customary representations, warranties and covenants for the type and nature of the Credit Facility, including certain limitations or restrictions on the Forbes Group’s and certain future subsidiaries’ ability to incur additional debt, guarantee others’ obligations, create, incur or permit to exist liens on assets, make investments or acquisitions, make certain dispositions of assets, make payments on certain subordinated indebtedness, pay dividends or other payments to equity holders, engage in mergers, consolidations or other fundamental changes, sell assets, change the nature of its business and engage in transactions with affiliates. The Credit Agreement also contained restrictive financial covenants requiring us to maintain a certain Net Worth and certain ratios of Consolidated EBITDA to Consolidated Interest Expense, Senior Funded Debt to Consolidated Net Worth, and Consolidated Senior Funded Debt to Consolidated EBITDA. The Credit Agreement also contained a provision that would have made the occurrence of any Material Adverse Change an event of default (the capitalized terms used in this and the previous sentence have the meaning set forth in the Credit Agreement).

First Priority Notes

On October 2, 2009, FES LLC and FES CAP issued to Goldman, Sachs & Co. $20 million in aggregate principal amount of First Lien Floating Rate Notes due 2014 (the “First Priority Notes”), in a private placement in reliance on an exemption from registration under the Securities Act of 1933, as amended. After offering expenses, the Forbes Group realized net proceeds of approximately $18.8 million which was used to repay and terminate the Credit Facility. The First Priority Notes mature on August 1, 2014, and require semi-annual interest payments on February 1 and August 1 of each year until maturity at a rate per annum, reset semi-annually, equal to six month LIBOR plus 800 basis points. No principal payments are due until maturity. The First Priority are senior obligations and rank equally in right of payment with other existing and future senior indebtedness, including the Second Priority Notes, and senior in right of payment to any subordinated indebtedness that may be incurred by the Forbes Group in the future.

The First Priority Notes are guaranteed by FES Ltd, as well as the Guarantor Subs. Each of the Guarantor Subs guarantees the securities on a full and unconditional and joint and several basis. The two Non-Guarantor Subs have not guaranteed the First Priority Notes, however, the Forbes Group has granted a security interest in 65% of the equity interests of the Non-Guarantor Subs to secure the First Priority Notes. The Forbes Group may, at its option, redeem all or part of the First Priority Notes from time to time at specified redemption prices and subject to certain conditions required by the indenture governing the First Priority Notes (the “First Priority Indenture”). The Forbes Group is required to make an offer to purchase the notes and to repurchase any notes for which the offer is accepted at 101% of their principal amount, plus accrued and unpaid interest, if there is a change of control or if the Forbes Group has excess cash flow. The Forbes Group is required to make an offer to repurchase the notes and to repurchase any notes for which the offer is accepted at 100% of their principal amount, plus accrued and unpaid interest, following certain asset sales.

The First Priority Indenture contains certain covenants similar to those in the Second Priority Indenture, including provisions that limit or restrict the Forbes Group’s and certain future subsidiaries’ abilities to incur additional debt, guarantee other obligations, to create, incur or permit to exist certain liens on assets, make investments or acquisitions, make certain dispositions of assets, to make payments on certain subordinated indebtedness, to pay dividends or certain other payments to equity holders, to engage in mergers, consolidations or other fundamental changes, to change the nature of its business, to engage in transactions with affiliates or to make capital expenditures in excess of certain amounts based on the year in which such expenditures are made. The First Priority Indenture also provides for certain limitations and restrictions on the Forbes Group’s ability to move collateral outside the United States or dispose of assets. These covenants are subject to a number of important limitations and exceptions.

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)

Notes to Consolidated Financial Statements—(Continued)

Each of the First Priority Indenture and Second Priority Indenture provides for events of default, which, if any of them occur, would, in certain circumstances, permit or require the principal, premium, if any, and interest on all the then outstanding First Priority Notes or Second Priority Notes, respectively, to be due and payable immediately. Additionally, in certain circumstances an event of default under the First Priority Indenture would cause an event of default under the cross-default provision of the Second Priority Indenture and vice versa.

There are no significant restrictions on FES Ltd’s ability or the ability of any guarantor to obtain funds from its subsidiaries by such means as a dividend or loan. See Note 15 for condensed consolidating information required by Rule 3-10 of Regulation S-X.

8. Fair Value Measurements

Topic 810, Fair Value Measurement and Disclosures, of the ASC is applicable to all financial assets and liabilities as well as non-financial assets and liabilities. It defines fair value, establishes a framework for measuring fair value when an entity is required to use a fair value measure for recognition or disclosure purposes and prescribes the disclosures about fair value measurements.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The ASC requires that fair value measurements be classified and disclosed in one of the following categories:

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

Financial assets and liabilities are to be classified based on the lowest level of three specific levels input that is significant to the fair value measurement. Assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels.

The Company does not have assets or liabilities that are measured at fair value on a recurring basis. The Company did not revalue any assets or liabilities at fair value subsequent to initial recognition during the nine months ended September 30, 2009.

The Company’s financial instruments that are not recorded at fair value include accounts receivable, accounts payable, accrued liabilities, and debt. We believe the carrying value of accounts receivable, accounts payable, and accrued liabilities approximates fair value due to the short maturity of these instruments.

The Company’s Second Priority Notes were quoted at approximately 80% at September 30, 2009. Accordingly, the fair value of our Second Priority Notes was approximately $156.9 million at September 30, 2009. The Second Priority Notes traded during October 2009 at 84% of par value. The fair value of the Second Priority Notes are estimated based on primary factors such as (1) the most recent trade prices of the Second Priority Notes on or near the respective reporting period end and/or (2) the bid and ask prices of the Second Priority Notes at the end of the reporting period. Historically, these factors have fluctuated significantly, and these factors are expected to fluctuate in future periods.

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

Notes to Consolidated Financial Statements—(Continued)

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

The Forbes Group recognized no revenue from AES related to rig, trucking, and equipment and facilities rental activities; expenses of approximately $2.0 million and $1.1 million, and no capital expenditures for the three months ended September 30, 2009 and 2008, respectively. The Company recognized revenues from AES of approximately $0 and $11,000, related to rig, trucking, and equipment and facilities rental activities; expenses of approximately $6.3 million and $3.4 million and capital expenditures of approximately $0 and $2.4 million for the nine months ended September 30, 2009 and 2008, respectively. During December 2008, the Forbes Group leased 10 workover rigs from AES under long-term operating leases. Accounts payable to AES as of September 30, 2009 and December 31, 2008, resulting from such transactions were approximately $360,000 and $106,000, respectively. Accounts receivable from AES as of September 30, 2009 and December 31, 2008, resulting from such transactions were $0 and $0, respectively.

Dorsal Services, Inc. is a trucking service provider that provides services to the Forbes Group. One of FES Ltd’s executive officers, who also serves as a director of FES Ltd, is a partial owner of Dorsal Services, Inc. The Forbes Group recognized revenues of approximately $13,000 and $14,000 related to trucking services, equipment rental, and wash out activities; expenses of approximately $31,000 and $0.9 million; and capital expenditures of approximately $0 and $1,000 from transactions with Dorsal Services, Inc. for the three months ended September 30, 2009 and 2008, respectively. The Company recognized revenues of approximately $51,000 and $42,000 related to trucking services, equipment rental, and wash out activities; expenses of approximately $117,000 and $1.2 million; and capital expenditures of approximately $0 and $29,000 from transactions with Dorsal Services, Inc. for the nine months ended September 30, 2009 and 2008, respectively. The Forbes Group had accounts receivable from Dorsal Services, Inc. of approximately $154,000 and 97,000 as of September 30, 2009 and December 31, 2008, respectively, resulting from such transactions. The Forbes Group had accounts payable to Dorsal Services, Inc. of approximately $68,000 and $89,000 as of September 30, 2009 and December 31, 2008, resulting from such transactions.

Tasco Tool Services, Inc. is a down-hole tool company that is partially owned and managed by a company that is owned by two officers of FES Ltd. “Tasco” rents and sells tools to the Forbes Group from time to time. The Forbes Group had revenues from Tasco of approximately $300 and $0 and recognized expenses of approximately $11,000 and $0.3 million and capital expenditures of approximately $57,000 and $0 related to transactions with Tasco for the three months ended September 30, 2009 and 2008, respectively. The Company had revenues from Tasco of approximately $600 and $0 and recognized expenses of approximately $49,000 and $0.3 million and capital expenditures of approximately $130,000 and $20,000 related to transactions with Tasco for the nine months ended September 30, 2009 and 2008, respectively. Accounts payable to Tasco as of September 30, 2009 and December 31, 2008 were approximately $12,000 and $40,000, respectively, resulting from these transactions.

The C. W. Hahl Lease, an oil and gas lease, is owned by one of the shareholders of the Forbes Group. The Forbes Group recognized revenues of $0 and $0 for the nine months ended September 30, 2009 and 2008. Accounts receivable as of September 30, 2009 and December 31, 2008 were approximately $1,000. The Forbes Group had no expenses or accounts payable from the C. W. Hahl Lease for either period.

FCJ Management (“FCJ”) is a corporation that leases land and facilities to the Forbes Group and is owned by two of the executive officers of FES Ltd, who also serve as directors of FES Ltd, and a manager of one of the subsidiaries of FES Ltd. The Forbes Group recognized expenses of approximately $5,000 and $5,000 for the three months ended September 30, 2009 and 2008, respectively. The Company recognized expenses of approximately $14,000 and $14,000 for the nine months ended September 30, 2009 and 2008, respectively. No revenues have been recognized from FCJ for any period. The Forbes Group had no accounts receivable from FCJ or accounts payable to FCJ as of September 30, 2009 or December 31, 2008.

C&F Partners is an entity that is owned by an officer of FES Ltd. The Forbes Group recognized expenses of approximately $120,000 and $0 for the nine months ended September 30, 3009 and 2008 respectively. The Forbes Group recognized expenses of approximately $376,000 and $0 for the three months ended September 30, 2009 and 2008, respectively. All expenses are related to aircraft rental. There were no capital expenditures for any period. There were no accounts receivable, and accounts payable were approximately $41,000 and $42,000 as of September 30, 2009 and December 31, 2008.

Resonant Technology Partners is a computer networking group that provides services to the Forbes Group. A director of the Forbes Group has an interest in the computer networking company. The Forbes Group recognized expenses of approximately $28,000 and $0 for the three months ended September 30, 2009 and September 30, 2008 respectively. The Company recognized expenses of approximately $158,000 and $0 for the nine months ended September 30, 2009 and 2008. The Forbes Group had no accounts payable as of September 30, 2009 and December 31, 2008.

Wolverine Construction, Inc is a construction and site preparation services company that is owned by a son of one of the officers of FES Ltd. The Forbes Group recognized capital expenditures of approximately $9,000 and $40,000, revenues of

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)

Notes to Consolidated Financial Statements—(Continued)

approximately $3,000 and $0 and expenses of approximately $124,000 and 62,000 for the three months ended September 30, 2009 and 2008 respectively. The Forbes Group recognized capital expenditures of approximately $119,000 and $68,000, revenues of approximately $5,000 and $0 and expenses of approximately $765,000 and $140,000 for the nine months ended September 30, 2009 and 2008 respectively. The Forbes Group had accounts receivable from Wolverine as of September 30, 2009 and December 31, 2008 of approximately $3,000 and $3,000 respectively. The Forbes Group no accounts payable due as of September 30, 2009 and approximately $1,000 due as of December 31, 2008.

The Forbes Group rents or leases sixteen separate properties from AES for separate parcels of land and/or buildings. The leases were entered into at various dates subsequent to July 31, 2005. Twelve of the leases have a five-year term with the Forbes Group having the option to extend from between one and five years. Four of the leases are verbal and month-to-month. Aggregate amounts paid for the sixteen rentals and leases were approximately $0.3 million and $0.9 million for the three and nine months ended September 30, 2009 and approximately $0.3 million and $0.6 million for the three and nine months ended September 30, 2008, respectively.

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

The Forbes Group has a relationship with a bank in which the President, Chief Executive Officer, and director is also a director of the Forbes Group. As of September 30, 2009 and December 31, 2008, the Forbes Group had approximately $21.6 million and $10.6 million, respectively, on deposit with this bank.

10. Commitments and Contingencies

Concentrations of Credit Risk

Financial instruments which subject the Forbes Group to credit risk consist primarily of cash balances maintained in excess of federal depository insurance limits and trade receivables. The Forbes Group restricts investment of temporary cash investments to financial institutions with high credit standings. The Forbes Group’s customer base consists primarily of multi-national and independent oil and natural gas producers. The Forbes Group performs ongoing credit evaluations of its customers but generally does not require collateral on its trade receivables. With the industry down-turn customer concentration is changing. For the nine months ended September 30, 2009 Forbes Group’s largest customer, five largest customers, and ten largest customers constituted 12.2%, 38.6%, and 49.5% of revenues, respectively. For the nine months ended September 30, 2008 Forbes Group’s largest customer, five largest customers and ten largest customers constituted 8.2%, 30.1% and 43.3% respectively. The loss of any one of our top five customers would have a negative impact on the revenues and profits of the company. Further, our trade accounts receivable are from companies within the oil and natural gas industry and as such Forbes Group is exposed to normal industry credit risks. Forbes Group continually evaluates its reserves for potential credit losses and establishes reserves for such losses.

Self-Insurance

We are self-insured up to retention limits with regard to workers’ compensation and medical coverage of our employees. We have deductibles for workers’ compensation of $250,000 bodily injury per accident and $250,000 per each claim for disease. The medical coverage has a $125,000 deductible per individual plus a $250,000 aggregate deductible. Deductibles for automobile liability and general liability are $100,000 per occurrence. Workers’ compensation, general liability and automobile liability have an aggregate stop loss in the amount of $6,425,250. The Forbes Group has incurred but not processed claims at September 30, 2009 and December 31, 2008 of approximately $1.9 million and $2.0 million, respectively. These claims are unprocessed and their values are estimated and included in accrued expenses in the accompanying condensed consolidated balance sheets.

Litigation

We are subject to various other claims and legal actions that arise in the ordinary course of business. We do not believe that any of these claims and actions, separately or in the aggregate, will have a material adverse effect on our business, financial condition, results of operations or cash flows, although we cannot guarantee that a material adverse effect will not occur.

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)

Notes to Consolidated Financial Statements—(Continued)

11. Supplemental Cash Flow Information

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Cash paid for
Interest	$169,194	$11,463,188	$11,812,116	$14,769,644
Taxes	—	—	500,000	850,000
Supplemental schedule of non-cash investing and financing activities
Seller-financed purchases of property and equipment	$—	3,181,081	$—	$8,851,415
Changes in accrued capital expenditures	(3,016,735)	29,432,495	(11,122,662)	(10,455,554)

12. Income (Loss) per Share

Basic net loss per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period and potentially dilutive common stock equivalents. Potential common stock equivalents that have been issued by the Forbes Group relate to outstanding stock option and are determined using the treasury stock method. All of our potentially dilutive stock options were excluded from the dilutive EPS calculation as they were antidilutive for all periods presented.

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

The following table sets forth the computation of basic and diluted loss per share:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Basic:
Net income (loss)	$(9,609,720)	$8,273,355	$(23,182,946)	$(27,415,759)

Weighted average common shares	62,111,200	54,144,700	62,111,200	40,653,076

Basic net income (loss) per share	$(0.15)	$0.15	$(0.37)	$(0.67)

Diluted:
Net income (loss)	$(9,609,720)	$8,273,355	$(23,182,946)	$(27,415,759)

Weighted average common shares	62,111,200	54,144,700	62,111,200	40,653,076
Stock options	—	—	—	—

Weighted average common shares—diluted	62,111,200	54,144,700	62,111,200	40,653,076

Diluted net income (loss) per share	$(0.15)	$0.15	$(0.37)	$(0.67)

Pro forma income per share
Basic:
Net income		$8,404,322		$20,669,354
Weighted average common shares		54,144,700		54,144,700
Basic net income per share		$0.16		$0.38

Diluted:
Net income		$8,404,322		$20,669,354
Weighted average common shares		54,144,700		54,144,700
Stock options		—		—

Weighted average common shares—diluted		54,144,700		54,144,700

Diluted net income per share		$0.16		$0.38

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)

Notes to Consolidated Financial Statements—(Continued)

13. Income Taxes

The Forbes Group was not subject to federal income tax until May 29, 2008. Prior to May 29, 2008 all income, losses, credits and deductions of the Forbes Group were passed through to the members. Accordingly, no provision for U.S. federal income taxes is included in the accompanying condensed combined/consolidated financial statements through May 29, 2008.

The Company’s effective tax rate for the nine months ended September 30, 2009 was 35.7% based on a pre-tax loss of $36.1 million. For the nine months ended September 30, 2008, the effective tax rate was 183.6% based on a pre-tax profit of $32.8 million.

The Forbes Group is subject to the Texas Margins tax. The Texas Margins tax is an income tax equal to one percent of Texas sourced revenue reduced by the greater of (a) cost of goods sold (as defined by Texas law), (b) compensation (as defined by Texas law) or (c) thirty percent of the Texas-sourced revenue. The Forbes Group accounts for the revised Texas Franchise tax in accordance with the “Income Taxes” Topic of the ASC because the tax is derived from a taxable base that consists of income less deductible expenses. For the nine months ended September 30, 2009 and 2008, the Forbes Group recorded franchise tax expense of approximately $490,000 and $700,000, respectively.

14. Business Segment Information

The Forbes Group has two reportable segments organized based on its products and services—well servicing and fluid logistics. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

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

	Well Servicing	Fluid Logistics	Consolidated
Three months ended September 30, 2009
Operating revenues	$23,853,912	$26,618,294	$50,472,206
Direct operating costs	22,869,209	21,812,340	44,681,549

Segment profits	$984,703	$4,805,954	$5,790,657

Depreciation and amortization	$5,481,239	$4,500,882	$9,982,121
Capital expenditures	3,732,422	174,370	3,906,792

Three months ended September 30, 2008
Operating revenues	$54,343,084	$50,802,304	$105,145,388
Direct operating costs	35,406,964	36,281,048	71,688,012

Segment profits	$18,936,120	$14,521,256	$33,457,376

Depreciation and amortization	$5,092,353	$3,982,913	$9,075,266
Capital expenditures	28,235,770	15,986,580	44,222,350

Nine months ended September 30, 2009
Operating revenues	$80,907,991	$82,748,174	$163,656,165
Direct operating costs	72,985,810	64,972,027	137,957,837

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)

Notes to Consolidated Financial Statements—(Continued)

	Well Servicing	Fluid Logistics	Consolidated
Segment profits	$7,922,181	$17,776,147	$25,698,328

Depreciation and amortization	$16,047,021	$13,401,435	$29,448,456
Capital expenditures	13,189,867	1,751,101	14,940,968
Assets	294,015,849	192,856,589	486,872,438

Nine months ended September 30, 2008
Operating revenues	$141,003,486	$123,265,951	$264,269,437
Direct operating costs	89,819,779	86,739,998	176,559,777

Segment profits	$51,183,707	$36,525,953	$87,709,660

Depreciation and amortization	$13,121,367	$10,425,003	$23,546,370
Capital expenditures	101,150,282	37,320,549	138,470,831
Assets	287,049,258	188,139,772	475,189,030

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Reconciliation of the Forbes Group Operating Income as Reported:

Segment profits	$5,790,657	$33,457,376	$25,698,328	$87,709,660
General and administrative exp	4,644,809	4,511,599	14,315,264	12,371,906
Depreciation and amortization	9,982,121	9,075,266	29,448,456	23,546,370

Operating income (loss)	(8,836,273)	19,870,511	(18,065,392)	51,791,384
Other expenses, net	(6,389,592)	(6,530,317)	(17,993,213)	(18,982,884)

Income (loss) before income taxes	$(15,225,865)	$13,340,194	$(35,058,605)	$32,808,500

	As of September 30, 2009	As of December 31, 2008
Reconciliation of the Forbes Group Assets as Reported:

Total reportable segments	$486,872,438	$469,286,145
Eliminate internal transactions	(527,752,188)	(405,882,394)
Parent	471,597,252	419,397,640

Total assets	$430,717,502	$482,801,391

Financial information about geographic areas

Revenue from the Company’s non-U.S. operations were $8.7 million and $18.4 million for the three and nine months ended September 30, 2009, respectively, and $0 and $0 for the three and nine months ended September 30, 2008, respectively. All other revenue was generated by the Company’s U.S. operations. Long-lived assets located in Mexico were approximately $18 million and $0.3 million as of September 30, 2009 and December 31, 2008, respectively. All other long-lived assets were located in the U.S.

15. Guarantor and Non-Guarantor Condensed Consolidating Financial Statements

As discussed in Note 7, the Company has certain significant non-guarantor subsidiaries and is required to present the following condensed consolidating financial information pursuant to Rule 3-10 of Regulation S-X. These schedules are presented using the equity method of accounting for all periods presented. Under this method, investments in subsidiaries are recorded at cost and adjusted for the Company’s share in the subsidiaries’ cumulative results of operations, capital contributions and distributions and other changes in equity. Elimination entries relate primarily to the elimination of investments in subsidiaries and associated intercompany balances and transactions.

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

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)

Notes to Consolidated Financial Statements—(Continued)

Condensed Consolidating Balance Sheet

As of September 30, 2009

	Parent	Issuers	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$16,729	$11,625,671	$12,160,701	$(95,339)	$—	$23,707,762
Accounts receivable	14,175,704	9,078	35,692,693	13,721,444	(23,805,405)	39,793,514

Other current assets	3,272	410,345	1,292,384	622,429	—	2,328,430

Total current assets	14,195,705	12,045,094	49,145,778	14,248,534	(23,805,405)	65,829,706
Property and equipment, net	504,902	—	314,899,846	1,119,392	—	316,524,140
Investments in affiliates	47,013,300	94,910,070	1,356,705	—	(143,280,075)	—
Intercompany receivables	94,481,114	343,102,323	61,151,417	198,525	(498,933,379)	—
Intercompany note receivable	5,013,405	—	—	—	(5,013,405)	—
Intangible assets, net	—	—	37,314,080	—	—	37,314,080
Deferred financing costs, net	—	10,970,768	—	—	—	10,970,768
Other assets	1,890	35,000	30,774	11,144	—	78,808

Total assets	$162,210,316	$461,063,255	$463,898,600	$15,577,595	$(671,032,264)	$430,717,502

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$17,778,955	$350,010	$17,977,816	$4,182,468	$(22,295,076)	$174,994,173
Accrued liabilities	(949,574)	1,857,548	9,618,067	2,874,013	(1,517,408)	11,882,646
Current maturities of long-term debt	—	6,750,000	1,627,193	—	—	8,377,193

Total current liabilities	16,829,381	8,957,558	29,223,076	7,056,481	(23,812,484)	38,254,012
Long-term debt, net of current maturities	—	189,471,103	17,346,917	—	—	206,818,020
Intercompany payables	30,570,941	215,620,294	250,494,946	2,240,119	(498,926,300)	—
Intercompany note payable	—	—	—	5,013,405	(5,013,405)	—
Deferred tax liability (benefit)	(23,290,828)	—	71,924,726	(189,250)	—	48,544,648

Total liabilities	24,109,494	414,048,955	368,989,665	14,220,755	(527,752,189)	293,616,680

Shareholders’ equity	137,100,822	47,014,300	94,908,935	1,356,840	(143,280,075)	137,100,822

Total liabilities and shareholders’ equity	$161,210,316	$461,063,255	$463,898,600	$15,577,595	$(671,032,264)	$430,717,502

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)

Notes to Consolidated Financial Statements—(Continued)

Condensed Consolidating Statement of Operations

For the Three Months Ended September 30, 2009

	Parent	Issuers	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues

Well servicing	$7,625,415	$—	$16,742,325	$796,646	$(1,310,474)	$23,853,912
Fluid logistics	—	—	26,618,294	—	—	26,618,294

Total revenues	7,625,415	—	43,360,619	796,646	(1,310,474)	50,472,206

Expenses

Well servicing	8,655,943	—	16,816,970	(2,197,319)	(406,385)	22,869,209

Fluid logistics	—	—	21,812,340	—	—	21,812,340

General and administrative	1,777,993	1,358,927	2,228,444	274,046	(994,601)	4,644,809
Depreciation and amortization	(72,991)	—	9,923,604	49,746	81,762	9,982,121

Total expenses	10,360,945	1,358,927	50,781,358	(1,873,527)	(1,319,224)	59,308,479

Operating income (loss)	(2,735,530)	(1,358,927)	(7,420,739)	2,670,173	8,750	(8,836,273)

Interest income (expense), net	40,574	(5,437,535)	(794,450)	(10,126)	(19,767)	(6,221,304)
Equity in income (loss) of affiliates	(12,188,705)	(5,513,067)	2,349,168	—	15,352,604	—

Other income (loss), net	(97,478)	120,824	18,604	(221,255)	11,017	(168,288)

Income (expense) before taxes	(14,981,139)	(12,188,705)	(5,847,417)	2,438,792	15,352,604	(15,225,865)

Income tax expense (benefit)	(5,371,419)	—	(334,115)	89,389	—	(5,616,145)

Net income (loss)	$(9,609,720)	$(12,188,705)	$(5,513,302)	$2,349,403	$15,352,604	$(9,609,720)

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)

Notes to Consolidated Financial Statements—(Continued)

Condensed Consolidating Statement of Operations

For the Nine Months Ended September 30, 2009

	Parent	Issuers	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues

Well servicing	$18,409,876	$—	$66,441,052	$9,415,713	$(13,358,650)	$80,907,991
Fluid logistics	—	—	82,748,174	—	—	82,748,174

Total revenues	18,409,876	—	149,189,226	9,415,713	(13,358,650)	163,656,165

Expenses
Well servicing	18,826,178	—	59,923,413	4,986,248	(10,750,029)	72,985,810
Fluid logistics	—	—	64,972,027	—	—	64,972,027
General and administrative	3,676,595	4,823,914	7,159,644	1,245,775	(2,590,664)	14,315,264
Depreciation and amortization	8,771	—	29,307,907	131,778	—	29,448,456

Total expenses	22,511,544	4,823,914	161,362,991	6,363,801	(13,340,693)	181,721,557

Operating income (loss)	(4,101,668)	(4,823,914)	(12,173,765)	3,051,912	(17,957)	(18,065,392)

Interest income (expense), net	30,679	(18,010,249)	(1,281,724)	(20,021)	23	(19,281,292)

Equity in income (loss) of affiliates	(31,772,951)	(10,481,815)	2,593,782	—	39,660,984	—
Other income (loss), net	(102,974)	1,543,027	97,850	(267,758)	17,934	1,288,079

Income (expense) before taxes	(35,946,914)	(31,772,951)	(10,763,857)	2,764,133	39,660,984	(36,058,605)
Income tax expense (benefit)	(12,763,968)	—	(281,783)	170,092	—	(12,875,659)

Net income (loss)	$(23,182,946)	$(31,772,951)	$(10,482,074)	$2,594,041	$39,660,984	$(23,182,946)

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)

Notes to Consolidated Financial Statements—(Continued)

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2009

	Parent	Issuers	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash flows from operating activities
Net cash provided by operating activities	$(115,868)	$15,985,037	$3,918,915	$788,366	$—	$20,576,450

Cash flows from investing activities
Insurance proceeds	—	—	1,745,606	—	—	1,745,606
Purchase of property and equipment	—	—	(25,155,378)	(903,486)	—	(26,058,864)

Net cash used in investing activities	—	—	(23,409,772)	(903,486)	—	(24,313,258)

Cash flows from financing activities
Payment for debt issuance costs	—	—	(100,000)	—	—	(100,000)
Stock offering costs	(4,294)	—	—	—	—	(4,294)
Net borrowings under the Credit Facility	—	—	12,000,000	—	—	12,000,000

Repayments of debt	—	(4,556,104)	(3,364,099)	—	—	(7,920,203)

Net cash provided by (used in) financing activities	(4,294)	(4,556,104)	8,535,901	—	—	3,975,503

Net increase/(decrease) in cash and cash equivalents	(120,162)	11,428,933	(10,954,956)	(115,120)	—	238,695
Cash and cash equivalents
Beginning of period	136,891	196,738	23,115,657	19,781	—	23,469,067

End of period	$16,729	$11,625,671	$12,160,701	$(95,339)	$—	$23,707,762

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

Notes to Consolidated Financial Statements—(Continued)

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

17. Subsequent Events

As discussed in Note 7, on October 2, 2009, the Forbes Group issued the First Priority Notes and used the proceeds therefrom to repay and terminate the Credit Facility. Other subsequent events have been evaluated through the issuance of this filing, November 13, 2009.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with the audited consolidated financial statements for the year ended December 31, 2008 included in our Annual Report on Form 10-K. Any forward-looking statements made by or on our behalf are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Readers are cautioned that such forward-looking statements involve risks and uncertainties in that the actual results may differ materially from those projected in the forward-looking statements. Important factors that could cause actual results to differ include risks set forth in “Part II-Item 1A. Risk Factors” included herein.

Overview

Forbes Energy Services Ltd., or FES Ltd, and its domestic subsidiaries, Forbes Energy Services LLC, or FES LLC,, Forbes Energy Capital Inc., or FES CAP, C.C. Forbes, LLC, or CCF, TX Energy Services, LLC, or TES, Superior Tubing Testers, LLC, or STT, and Forbes Energy International, LLC, or FEI LLC, are headquartered in Alice, Texas and conduct business primarily in the state of Texas. On October 15, 2008, FES LLC and FEI LLC formed Forbes Energy Services México, S. de R.L. de C.V., or FES Mexico, a Mexican limited liability partnership (sociedad de responsabilidad limitada de capital variable), to conduct operations in Mexico. On December 3, 2008, Forbes Energy Services Mexico Servicios de Personal, S. de R.L de C. V. was formed to provide employee services to FES Mexico, and on June 8, 2009, FES LTD formed a branch in Mexico.

As used in this Quarterly Report on Form 10-Q, the “Company,” the “Forbes Group,” “we,” and “our” mean FES Ltd and its subsidiaries on and after May 29, 2008; FES LLC and its subsidiaries from January 1, 2008 to May 28, 2008.

We are an independent oilfield services contractor that provides a wide range of well site services to oil and natural gas drilling and producing companies to help develop and enhance the production of oil and natural gas. These services include fluid hauling, fluid disposal, well maintenance, completion services, workovers and recompletions, plugging and abandonment, and tubing testing. Our operations are concentrated in the major onshore oil and natural gas producing regions of Texas, with one location in Baxterville, Mississippi, one location in Washington, Pennsylvania, and one location in Poza Rica, Mexico. We currently conduct our operations through the following two business segments:

•

Well Servicing. Our well servicing segment comprised 47% and 49% of consolidated revenues for the three and nine months ended September 30, 2009, respectively. At September 30, 2009, our well servicing segment utilized our modern fleet of 170 owned or leased well servicing rigs, which included 162 workover rigs and 8 swabbing rigs, and related assets and equipment. These assets are used to provide (i) well maintenance, including remedial repairs and removal and replacement of downhole production equipment, (ii) well workovers, including significant downhole repairs, re-completions and re-perforations, (iii) completion and swabbing activities, and (iv) plugging and abandoning services. In addition, we have a fleet of 6 tubing testing units that are used to conduct pressure testing of oil and natural gas production tubing.

•

Fluid Logistics. Our fluid logistics segment comprised 53% and 51% of consolidated revenues for the three and nine months ended September 30, 2009, respectively. Our fluid logistics segment utilized our fleet of owned or leased fluid transport trucks and related assets, including specialized vacuum, high-pressure pump and tank trucks, frac tanks, water wells, salt water disposal wells and facilities, and related equipment. These assets are used to provide, transport, store, and dispose of a variety of drilling and produced fluids used in, and generated by, oil and natural gas production. These services are required in most workover and completion projects and are routinely used in daily operations of producing wells.

We believe that our two business segments are complementary and create synergies in terms of selling opportunities. Our multiple lines of service allow us to capitalize on our existing customer base to grow within existing markets, generate more business from existing customers, and increase our operating profits. By offering our customers the ability to reduce the number of vendors they use, we believe we help improve our customers’ efficiency. This is demonstrated by the fact that 64% and 72% of our revenues for the three and nine months ended September 30, 2009, respectively, were from customers that utilized services of both of our business segments. Further, by having multiple service offerings that span the life cycle of the well, we believe we have a competitive advantage over smaller competitors offering more limited services.

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

Workover Rig Rates

Our well servicing segment revenues are dependent on the prevailing market rates for workover rigs. Market day rates for workover rigs increased from 2003 through the first half of 2008, as high oil and natural gas prices and declining domestic production resulted in a substantial growth of drilling activity and demand for workover services that are used primarily to maintain or enhance production levels of existing producing wells. In the second half of 2008 and to date in 2009, we have experienced declines in demand and significant pricing pressure that are a result of the general economic decline and, more specifically, the precipitous decline in oil prices. These pricing pressures have resulted in the granting of significant price decreases to our customers during the three and nine months ended September 30, 2009.

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

Operating Expenses

Prior to the general economic decline, a strong oil and natural gas environment resulted in a higher demand for operating personnel and oilfield supplies and caused increases in the cost of those goods and services. In the second half of 2008 and to date in 2009, a weaker oil and natural gas environment has resulted in lower demand for operating personnel and oilfield supplies which has allowed us to decrease our costs, thereby offsetting a portion of the price decreases granted to our customers. Additionally, fuel costs, which comprise a substantial portion of our operating expenses, increased substantially over the last few years and in particular in the first half of 2008 before declining through the nine months of 2009. Future earnings and cash flows will be dependent on our ability to manage our overall cost structure and either maintain our existing prices or obtain price increases from our customers.

Capital Expenditures and Debt Service Obligations

As a general matter, our capital expenditures to maintain our assets have been relatively limited. We have incurred indebtedness to invest in new assets to grow our business. As a result, the indebtedness we incurred for our capital expenditures has significantly increased our debt service obligations. The majority of the net proceeds of the issuance of our $205 million 11% senior secured notes, or the Second Priority Notes, was used to repay indebtedness incurred on capital expenditures. Most of our new assets have been acquired through bank borrowings, short-term equipment vendor financings, cash flows from operations and other permitted financings. In the near term, we expect our capital expenditures will primarily relate to our Mexico operations and will be subject to the constraints of the covenants under the indenture governing our $205 million in principal amount of 11% senior secured notes due 2015, issued February 12, 2008, or Second Priority Notes, and the indenture governing the $20 million in principal amount of First Lien Floating Rate Notes due 2014, or First Priority Notes, which were issued on October 2, 2009. As of November 5, 2009, we had cash and cash equivalents on hand of $19.1 million.

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

Results of Operations

The following discussion, as well as the discussion found under “Liquidity and Capital Resources,” compares our consolidated financial information as of and for the three and nine months ended September 30, 2009, respectively, to the three and nine months ended September 30, 2008, respectively.

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

Revenues. For the three months ended September 30, 2009, revenues decreased by $54.7 million, or 52.0%, to $50.5 million when compared to the same period in the prior year. During the third quarter of 2009 we experienced significant declines in utilization and customer pricing; both the result of the general economic decline.

Well Servicing — Revenues from the well servicing segment decreased $30.5 million for the period, or 56.1% to $23.9 million compared to the corresponding period in the prior year. The decrease was largely due to the decline in oil and gas prices which resulted in a reduced demand for our well services. Of the decrease, 71.0% was due to a reduction in hours worked with the remaining 29.0% due to customer price reductions. A decreased in hours of 39.0% between the two periods resulted in a drop in utilization from 87.0% for the three months ended September 20, 2008 to 45.0% for the three months ended September 30, 2009. Rates also decreased 26.0% for the three months ended September 30, 2009 as compared with the three months ended September 30, 2008. We had 170 well servicing rigs available as of September 30, 2009, compared to 169 well servicing rigs at September 30, 2008, a 0.6% increase. Of the 170 rigs available as of September 30, 2009, ten were allocated to Mexico operations. Of the 160 in the U.S. at September 30, 2009, approximately 45.0% were being utilized due to the general industry decline and a decline in oil and gas exploration and production activities. Of the ten allocated to Mexico operations, approximately 90.0% were being utilized.

Fluid Logistics — Revenues from the fluid logistics segment for the three months ended September 30, 2009 decreased $24.2 million, or 47.6%, to $26.6 million compared to the same period in the prior year, in line with the general industry decline in pricing and activity. Of this decrease, 72% was due to a reduction in hours worked with the remaining 28% due to customer price reductions. A decrease in hours of 34% between the two periods resulted in a drop in utilization from 100% for the three months ended September 30, 2008 to 65% for the three months ended September 30, 2009. Rates also decreased 20% for the three months ended September 30, 2009 as compared with the three months ended September 30, 2008. Our principal fluid logistics assets at September 30, 2009 and September 30, 2008 were as follows:

	As of September 30,
Asset	2009	2008	% Increase
Vacuum trucks (includes leased)	293	287	2.1%
High-pressure pump trucks	19	18	5.6%
Other heavy trucks	57	57	0.0%
Frac tanks (includes leased)	1,370	1,364	0.4%
Salt water disposal wells	18	14	28.6%

Operating Expenses. Our operating expenses decreased to $44.7 million for the three months ended September 30, 2009, from $71.7 million for the three months ended September 30, 2008, a decrease of $27.0 million or 37.7%. Operating expenses as a percentage of revenues were 88.5% for the three months ended September 30, 2009, compared to 68.2% for the three months ended September 30, 2008. This increase in operating expense as a percentage of our revenues is generally attributable to lower revenues due to lower utilization of our equipment, and a significant reduction in the rates we are able to invoice our customers. The effect was partially offset by reductions in labor costs (rates and hours) and fuel price decreases, as discussed below.

Well Servicing — Operating expenses from the well servicing segment decreased by $12.5 million, or 35.4%, to $22.9 million. Well servicing operating expenses as a percentage of well servicing revenues were 95.9% for the three months ended September 30, 2009, compared to 65.2% for the three months ended September 30, 2008, an increase of 30.7%. This can be attributed primarily to a decrease of approximately 40.0% in average billing rates per well service rig between the two quarters. In addition to declining rates from our customers, average well service rig utilization decreased to 45.0% for the three months ended September 30, 2009 from 87.0% for the three months ended September 30, 2008. Rental equipment expense increased by $0.9 million. This was primarily due to an additional well service equipment lease entered in late 2008. Products and chemicals, and freight charges also increased by $2.8 million and $0.6 million respectively. Labor costs decreased by $10.1 million or 51.8% as a result of headcount and pay reductions throughout the company. The employee count at September 30, 2009 was 842, as compared with 1,269 employees as of September 30, 2008. Supplies and parts, fuel and oil expense and out of town expense decreased by $2.9 million, $1.5 million and $0.9 million respectively. Other expenses that decreased were insurance, auto and truck expenses, and safety expense by $0.3 million and contract services, bad debt expense and uniforms by $0.2 million. These decreases were the result of more aggressive cost management and lower equipment utilization. The changes in expenses and revenues were in line with management’s expectations and consistent with the rapidly changing industry.

Fluid Logistics — Operating expenses from the fluid logistics segment decreased by $14.5 million, or 39.9%, to $21.8 million. Fluid logistics operating expenses as a percentage of fluid logistics revenues were 81.9% for the three months ended September 30, 2009, compared to 71.4% for the three months ended September 30, 2008. This is primarily attributable to a decrease in average utilization of 36.9%, and a 20.0% decline in average customer billing rates resulting from the general economic and industry decline. The decrease in fluid logistics operating expenses of $14.5 million was due in large part to a decrease in fuel costs of $4.1 million, or 50.2%, for the three months ended September 30, 2009, when compared to the same period in the prior year due to fuel price decreases of 36.8%. Fuel cost as a percentage of revenues was 15.5% and 16.2% for the three months ended September 30, 2009 and 2008, respectively. Labor costs decreased by $4.0 million, or 36.9% to $6.8 million as result of headcount and pay reductions throughout the company. Labor costs as a percentage of revenues were 25.5% and 21.2% for the three months ended September 30, 2009 and 2008, respectively. The employee count at September 30, 2009 was 668, as compared with 1,210 employees as of September 30, 2008. Product and chemical costs decreased $2.4 million, or 62.7%, for the three months ended September 30, 2009, when compared to the same period in the prior year due to lower demand in drilling and well services driven by the decrease of oil and natural gas prices. Product and chemical cost as a percentage of revenues was 5.4% and 7.5% for the three months ended September 30, 2009 and 2008, respectively. Contract services decreased $1.5 million, or 76.8% to $0.5 million. Contract labor cost as percentage of fluid logistics revenues were 1.7% for the three months ended September 30, 2009, compared to 3.9% for the three months ended September 30, 2008 as a direct result of lower activity in the general industry. The remaining $2.3 million change is related to various expenses that were consistent with the lower activity of the business.

General and Administrative Expenses. General and administrative expenses from the consolidated operations increased by approximately $0.1 million, or 3.0%, to $4.6 million. General and administrative expenses as a percentage of revenues were 9.2% and 4.3% for the three months ended September 30, 2009 and 2008, respectively. Professional fees for legal, accounting and other services increased due to establishing operations in Mexico, and compliance with public reporting requirements.

Depreciation and Amortization. Depreciation and amortization expenses increased by $0.9 million, or 10.0%, to $10.0 million, due to new equipment acquired throughout 2008. Capital expenditures incurred for the three months ended September 30, 2009 were $3.9 million compared to $44.2 million for the three months ended September 30, 2008.

Interest and Other Expenses. Interest and other expenses were $6.4 million in the three months ended September 30, 2009, compared to $6.5 million in the three months ended September 30, 2008. This decrease is due in part to the repurchase of bonds in the first and second quarter of 2009 and to the related gains on the repurchase.

Income Taxes. We recognized income tax expense of $5.1 million for the three months ended September 30, 2008 due to FES Ltd. becoming subject to U.S. federal taxes on May 29, 2008 as a result of our Bermuda Reorganization. We recognized an income tax benefit of $5.6 million for the three months ended September 30, 2009 due to the loss recognized during the quarter.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

Revenues. For the nine months ended September 30, 2009, revenues decreased by $100.6 million, or 38.1%, to $163.7 million when compared to the same period in the prior year. During the fourth quarter 2008 and first nine months of 2009 we experienced declines in demand and significant pricing pressure that is a result of the general economic decline.

Well Servicing — Revenues from the well servicing segment decreased $60.1 million for the period, or 42.6% to $80.9 million compared to the corresponding period in the prior year. The decrease was largely due to the decreased demand and the decline in oil prices which resulted in a reduced demand for our well services. Of the decrease, 64.0% was due to a reduction in hours worked with the remaining 36.0% due to customer price reductions. A decreased in hours of 27.0% between the two periods resulted in a drop in utilization from 88.0% for the nine months ended September 20, 2008 to 49.0% for the nine months ended September 30, 2009. Rates also decreased 21.0% for the nine months ended September 30, 2009 as compared with the nine months ended September 30, 2008. We had 170 well servicing rigs available as of September 30, 2009, compared to 169 well servicing rigs at September 30, 2008, a 0.6% increase. Of the 170 rigs available as of September 30, 2009, ten were allocated to Mexico operations. Of the 160 in the U.S. at September 30, 2009, only approximately 49.0% were being utilized due to the general industry decline. Of the ten allocated to Mexico operations, approximately 90.0% were being utilized.

Fluid Logistics — Revenues from the fluid logistics segment for the nine months ended September 30, 2009 decreased $40.5 million, or 33.0%, to $82.7 million compared to the same period in the prior year, as a result of the general industry decline in pricing and activity. Of this decrease, 65% was due to a reduction in hours worked with the remaining 35% due to customer price reductions. A decrease in hours of 21% between the two periods resulted in a drop in utilization from 100% for the nine months ended September 30, 2008 to 67% for the nine months ended September 30, 2009. Rates also decreased 15% for the nine months ended September 30, 2009 as compared with the nine months ended September 30, 2008. Our principal fluid logistics assets at September 30, 2009 and September 30, 2008 were as follows:

	As of September 30,
Asset	2009	2008	% Increase
Vacuum trucks	293	287	2.1%
High-pressure pump trucks	19	18	5.6%
Other heavy trucks	57	57	0.0%
Frac tanks (includes leased)	1,370	1,364	0.4%
Salt water disposal wells – see Note 1	18	14	28.6%

Operating Expenses. Our operating expenses decreased to $138.0 million for the nine months ended September 30, 2009, from $176.6 million for the nine months ended September 30, 2008, a decrease of $38.6 million or 21.9%. Operating expenses as a percentage of revenues were 84.3% for the nine months ended September 30, 2009, compared to 66.8% for the nine months ended September 30, 2008. This increase in operating expense as a percentage of our revenues is generally attributable to lower utilization of our equipment, and a significant reduction in the rates we are able to invoice our customers, which has been partially offset by reductions in labor costs (rates and hours) and fuel price decreases, as discussed below.

Well Servicing — Operating expenses from the well servicing segment decreased by $16.8 million, or 18.7%, to $73.0 million. Well servicing operating expenses as a percentage of well servicing revenues were 90.2% for the nine months ended September 30, 2009, compared to 63.7% for the nine months ended September 30, 2008, an increase of 26.5%. This can be attributed primarily to a decrease of approximately 21.0% in average billing rates per well service rig between the two periods. In addition to declining rates from our customers, average well service rig utilization decreased to 49.0% for the nine months ended September 30, 2009 from 88.0% for the nine months ended September 30, 2008. Rent expenses increased by $3.7 million primarily due to an additional well service equipment leases. Product & chemicals, repairs & maintenance, freight charges, property taxes, bad debt expense, professional fees, contract services and employee compensation also increased by $4.5 million, $1.6 million, $1.5 million, $1.0 million, $1.0 million, $0.7 million, $0.4 million and $0.3 million, respectively. Product and chemicals, freight charges, and professional fees all increased due to operations in Mexico. Labor costs decreased by $17.2 million or 34.5% as a result of headcount and pay reductions throughout the company. The employee count at September 30, 2009 was 842, as compared with 1,269 employees as of September 30, 2008. Other expenses that decreased included supplies and parts, fuel and oil expense, out of town expense, insurance, and auto and truck expense decreased by $5.4 million, $3.5 million, $2.5 million, $2.0 million, and $0.4 million respectively. The remaining $0.5 million decrease is comprised of various rig and yard expenses. These decreases were the result of more aggressive cost management and declining product costs. The changes in expenses and decreases in revenues were in line with management’s expectations and were consistent with the rapidly changing industry.

Fluid Logistics — Operating expenses from the fluid logistics segment decreased by $21.8 million, or 25.1%, to $65.0 million. Fluid logistics operating expenses as a percentage of fluid logistics revenues were 78.5% for the nine months ended September 30, 2009, compared to 70.4% for the nine months ended September 30, 2008. This is primarily attributable to a decrease in average utilization of 33.0% and 15.0% decline in average customer billing rates that are a result of the general economic decline. The decrease in fluid logistics operating expenses of $21.5 million was due in large part to a decrease in fuel costs of $9.1 million, or 45.6%, for the nine months ended September 30, 2009, when compared to the same period in the prior year due to fuel price decreases of 47.7%. Fuel cost as a percentage of revenues was 13.1% and 16.2% for the nine months ended September 30, 2009 and 2008, respectively. Labor costs decreased by $6.3 million, or 23.2% to $20.8 million as result of workforce and pay reductions throughout the company. Labor costs as a percentage of revenues were 25.2% and 22.0% for the nine months ended September 30, 2009 and 2008, respectively. The employee count at September 30, 2009 was 688, as compared with 1,210 employees as of September 30, 2008. Product and chemical cost decreased $2.2 million, or 28.2%, for the nine months ended September 30, 2009, when compared to the same period in the prior year due to the lower demand for drilling and well services driven by the decrease of oil and natural gas prices. Product and chemical cost as a percentage of revenues was 6.7. % and 6.3% for the nine months ended September 30, 2009 and 2008, respectively. Contract services cost decreased $2.0 million, or 54.2% to $1.7 million. Contract services cost as percentage of fluid logistics revenues were 2.1% for the nine months ended September 30, 2009, compared to 3.0% for the nine months ended September 30, 2008 as a direct result of lower activity in the general industry. The remaining $1.9 million change is related to various expenses that were consistent with the lower activity of the business.

General and Administrative Expenses. General and administrative expenses from the consolidated operations increased by approximately $1.9 million, or 15.7%, to $14.3 million. General and administrative expense as a percentage of revenues were 8.7% and 4.7% for the nine months ended September 30, 2009 and 2008, respectively. Professional fees for accounting and legal services increased by $1.8 million primarily related to the costs associated costs associated with obtaining a consent from our bond holders, establishing operations in Mexico, and costs of public reporting. The Company had an increase in stock based compensation expense of $1.1 million as the result of stock options issued in May 2008 upon the initial public offering of the company’s common stock. Office expenses and investor relations also increased approximately $0.3 million and $0.2 million. Wages, equipment rental, and property taxes all decreased by approximately $1.0 million, $0.3 million, and $0.2 million, respectively, due to the decrease in activity.

Depreciation and Amortization. Depreciation and amortization expenses increased by $5.9 million, or 25.1%, to $29.4 million, due to new equipment acquired throughout 2008. Capital expenditures incurred for the nine months ended September 30, 2009 were $14.9 million compared to $138.5 million for the nine months ended September 30, 2008.

Interest and Other Expenses. Interest and other expenses were $18.0 million in the nine months ended September 30, 2009, compared to $19.0 million in the nine months ended September 30, 2008. This decrease is due in part to the repurchase of bonds in the first quarter of 2009.

Income Taxes. We recognized income tax expense of $60.2 million for the nine months ended September 30, 2008 due to FES Ltd. becoming subject to U.S. federal taxes on May 29, 2008 as a result of our Bermuda Reorganization. We recognized an income tax benefit of $12.9 million for the nine months ended September 30, 2009 with an effective rate of 35.7% due to the loss recognized during the period.

Liquidity and Capital Resources

Overview

As discussed in Note 7 of our Notes to Condensed Consolidated Financial Statements, we repaid and terminated our revolving credit facility with Citibank, N.A., or the Credit Facility, using the proceeds from the issuance of the First Priority Notes. Notwithstanding the termination of the Credit Facility, the indenture governing our Second Priority Notes, or the Second Priority Indenture, and the newly executed indenture governing our First Priority Notes, or the First Priority Indenture, and the debt outstanding thereunder impose significant restrictions on us and increase our vulnerability to adverse economic and industry conditions that could limit our ability to obtain additional or replacement financing. While the principal indebtedness of the First Priority Notes is not scheduled for repayment until August 2014 and the Second Priority Notes not until February 2015, our inability to satisfy certain obligations under these agreements would constitute an event of default. A event of default could result in all or a portion of our outstanding debt becoming immediately due and payable. If this should occur, we might not be able to obtain waivers or secure alternative financing to satisfy all of our obligations simultaneously. Given current market conditions, our ability to access the capital markets or to effect any asset sales might be restricted at a time when we would like or need to raise capital. In addition, the current economic conditions could also impact our customers and vendors and may cause them to fail to meet their obligations to us with little or no warning. These events could have a material adverse effect on our business, financial position, results of operations and cash flows and our ability to satisfy the obligations under our debt agreements.

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

We have historically funded our operations, including capital expenditures, with bank borrowings, vendor financings, cash flow from operations, the issuance of our Second Priority Notes, our First Priority Notes and the proceeds from our Initial Equity Offering and our October 2008 U.S. private placement.

As of September 30, 2009, prior to the issuance of the First Priority Notes, we had $25.4 million in cash and cash equivalents, $206.8 million in long-term debt outstanding, $8.4 million in short-term debt outstanding, and $10.1 million of short-term equipment vendor financings for well servicing rigs and other equipment included in accounts payable. In the nine months ended September 30, 2009, we incurred $14.9 million in capital expenditures, which included equipment related to rigs (primarily for our Mexico operations), saltwater disposal wells and pickup trucks. We financed these purchases with cash flow from operations and certain short-term vendor financings.

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

Cash Flows from Operating Activities

Net cash provided by operating activities totaled $20.6 million for the nine months ended September 30, 2009, compared to net cash provided by operating activities of $37.7 million for the nine months ended September 30, 2008, a decrease of $17.1 million. The most significant reason for the decrease in net cash flow a decrease in pre-tax earnings of $68.9 million between the two periods. This decrease was offset by additional cash flow generated from a decrease in accounts receivable of $28.0 million at September 30, 2009 as compared to an increase of $36.5 million in September 30, 2008. The balance of the change was generated through changes in various working capital accounts.

Cash Flows Used in Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2009 amounted to $24.3 million compared to $140.1 million for the nine months ended September 30, 2008. The significant capital expenditures in the first nine months of 2008 were reflective of the expansion of business during 2008. Capital expenditures for the nine months ended September 30, 2009 were primarily for Mexico operations and payment for capital expenditures incurred in prior periods that were included in accounts payable at December 31, 2008.

Cash Flows from Financing Activities

Cash flows provided by financing activities for the nine months ended September 30, 2009 amounted to $4.0 million compared to $107.1 million for the nine months ended September 30, 2008. During the nine months ended September 30, 2009, $12.0 million was drawn under our Credit Facility and is reflected in Forbes’ cash of $25.4 million at September 30, 2009. The nine months ended September 30, 2008 reflect the original issuance of the Second Priority Notes, repayments of other debt with the proceeds, and related debt issuance costs.

Second Priority Notes

On February 12, 2008, we issued an aggregate of $205.0 million of 11.0% Second Priority Notes in the Debt Offering. The notes are our senior secured obligations. The notes are and will be guaranteed on a senior secured basis by each of our existing and future domestic restricted subsidiaries. The Second Priority Notes and the guarantees are secured by second priority liens on substantially all of our assets, subject to certain exceptions and permitted liens. The Second Priority Notes are subject to redemption and to requirements that we offer to purchase the Second Priority Notes upon a change of control, following certain asset sales, and if we have excess cash flow for any fiscal year. The Second Priority Indenture governing the Second Priority Notes limits our and our restricted subsidiaries’ ability to, among other things, transfer or sell assets; pay dividends, redeem subordinated indebtedness, make investments or make other restricted payments; incur or guarantee additional indebtedness or issue disqualified capital stock; make capital expenditures that exceed certain amounts; create, incur or suffer to exist liens; incur dividend or other payment restrictions affecting certain subsidiaries; consummate a merger, consolidation or sale of all or substantially all of our assets; enter into transactions with affiliates; designate subsidiaries as unrestricted subsidiaries; engage in a business other than a business that is the same or similar to our current business and reasonably related businesses; and take or omit to take any actions that would adversely affect or impair in any material respect the liens in respect of the collateral securing the Second Priority Notes.

First Priority Notes

On October 2, 2009, FES LLC and FES CAP issued to Goldman, Sachs & Co. $20 million in aggregate principal amount of First Priority Notes in a private placement in reliance on an exemption from registration under the Securities Act of 1933, as amended. After offering expenses, the Forbes Group realized net proceeds of approximately $20.0 million which was used to repay and terminate its Credit Facility with Citibank, N.A. The First Priority Notes mature on August 1, 2014, and require semi-annual interest payments on February 1 and August 1 of each year until maturity at a rate per annum, reset semi-annually, equal to six month LIBOR plus 800 basis points. No principal payments are due until maturity. The First Priority are senior obligations and rank equally in right of payment with other existing and future senior indebtedness, including the Second Priority Notes, and senior in right of payment to any subordinated indebtedness that may be incurred by the Forbes Group in the future.

The First Priority Notes are guaranteed by FES Ltd, as well as the Guarantor Subs. Each of the Guarantor Subs guarantee the securities on a full and unconditional and joint and several basis. The two Non-Guarantor Subs have not guaranteed the First Priority Notes, however, the Forbes Group has granted a security interest in 65% of the equity interests of the Non-Guarantor Subs to secure the First Priority Notes. The Forbes Group may, at its option, redeem all or part of the First Priority Notes from time to time at specified redemption prices and subject to certain conditions required by the First Priority Indenture governing the First Priority Notes. The Forbes Group is required to make an offer to purchase the notes and to repurchase any notes for which the offer is accepted at 101% of their principal amount, plus accrued and unpaid interest, if there is a change of control or if the Forbes Group has excess cash flow. The Forbes Group is required to make an offer to repurchase the notes and to repurchase any notes for which the offer is accepted at 100% of their principal amount, plus accrued and unpaid interest, following certain asset sales.

The First Priority Indenture contains certain covenants similar to those in the Second Priority Indenture, including provisions that limit or restrict the Forbes Group’s and certain future subsidiaries’ abilities to incur additional debt, to create, incur or permit to exist certain liens on assets, to make payments on certain subordinated indebtedness, to pay dividends or certain other payments to equity holders, to engage in mergers, consolidations or other fundamental changes, to change the nature of its business, to engage in transactions with affiliates or to make capital expenditures in excess of certain amounts based on the year in which such expenditures are made. The First Priority Indenture also provides for certain limitations and restrictions on the Forbes Group’s ability to move collateral outside the United States or dispose of assets. These covenants are subject to a number of important limitations and exceptions. Further, each of the First Priority Indenture and Second Priority Indenture provides for events of default, which, if any of them occur, would, in certain circumstances, permit or require the principal, premium, if any, and interest on all the then outstanding First Priority Notes or Second Priority Notes, respectively, to be due and payable immediately. Additionally, in certain circumstances an event of default under the First Priority Indenture would cause an event of default under the cross-default provision of the Second Priority Indenture and vice versa. The rights of the trustee and collateral agent under the First Priority Indenture vis-à-vis the trustee and collateral agent under the Second Priority Indenture are governed by an intercreditor agreement among the Forbes Group, Wilmington Trust, the trustee and collateral agent under the First Priority Indenture, and Wells Fargo Bank, National Association, the trustee and collateral agent under the Second Priority Indenture.

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

In May 2009, the FASB issued Accounting Standards Codification Topic 855-10 “Subsequent Events” (ASC 855-10), which became effective for us on April, 2009. This standard establishes principles and requirements for disclosure of subsequent events. It establishes the period after the balance sheet date during which events or transactions are to be evaluated for potential disclosure. It also establishes the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date and requires the Company to disclose the date through which subsequent events have been reviewed. The adoption of this standard did not have a material impact on our consolidated financial statements.

Recently Issued Accounting Pronouncements

In June 2009, the FASB issued Accounting Standards Codification Topic 105, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principle”, (ASC 105), which became effective for us on July 1, 2009. ASC 105 establishes the FASB Accounting Standards Codification (“ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied by non governmental entities in the preparation of financial statements in conformity with GAAP, ASC 105 is not expected to change GAAP and will not have a material impact on our consolidated financial statements, however, references to GAAP within these financial statements have been updated to the ASC.

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

Our primary debt obligations are the outstanding Second Priority Notes and, as of October 2, the First Priority Notes. Changes in interest rates do not affect interest expense incurred on our Second Priority Notes as such notes bear interest at fixed rates. However, changes in interest rates would affect their fair values. In general, the fair market value of debt with a fixed interest rate will increase as interest rates fall. Conversely, the fair market value of debt will decrease as interest rates rise. A hypothetical change in interest rates of 10% relative to interest rates as of September 30, 2009 would have no impact on our interest expense for the Second Priority Notes.

The First Priority Notes have a variable interest rate and, therefore, are subject to interest rate risk. A 100 basis point increase in interest rates on our variable rate debt would result in approximately $200,000 in additional annual interest expense.

We have not entered into any derivative financial instrument transactions to manage or reduce market risk or for speculative purposes.

Item 4T.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2009, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were not effective. See “Material Weaknesses” below.

Change in Internal Control over Financial Reporting

Other than the remediation measure described below under “Remediation” no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Material Weaknesses

In connection with the preparation of the Forbes Group’s consolidated financial statements for the year ended December 31, 2008 and the period ended September 30, 2009, we identified control deficiencies that constitute material weaknesses in the design and operation of our internal control over financial reporting. The following material weaknesses were present at December 31, 2008 and at September 30, 2009.

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

•

We did not design or maintain effective controls over purchase accounting. Specifically, we did not design and maintain effective controls over the accuracy and completeness of the purchase price allocation associated with the January 1, 2008 Delaware Reorganization. This material weakness resulted in the requirement to restate the Company’s unaudited condensed consolidated financial statements issued and filed for the quarters ended June 30, 2008 and September 30, 2008 (as well as the issued but unfiled consolidated financial statements for the quarter ended March 31, 2008).

•

During the year ended December 31, 2008, we did not design and maintain effective controls over the review of the accuracy and completeness of the income tax provision. This material weakness resulted in the requirement to restate the Company’s unaudited condensed consolidated financial statements issued and filed for the quarters ended June 30, 2008 and September 30, 2008.

In addition, we identified the following material weakness during the quarter ended September 30, 2009:

•

We did not design or maintain effective controls over the recording of revenue and expenses in our Mexico operations. Specifically, effective controls were not designed and in place to ensure that revenues and expenses were recorded at the correct amounts in the appropriate period. This resulted in errors during the quarters ended March 31, 2009 and June 30, 2009, which were corrected during the quarter ended September 30, 2009.

These control deficiencies could result in a future material misstatement to substantially all the accounts and disclosures that would result in a material misstatement to the annual or interim combined financial statements that would not be prevented or detected. Accordingly, we have determined that each of the above control deficiencies represents a material weakness.

Remediation

As mentioned above, we have identified certain material weaknesses that exist as of September 30, 2009 in our internal control over external financial reporting and complex, non-routine accounting issues.

We have implemented, or are in the process of implementing and continue to implement, remedial measures to address the above deficiencies on a going-forward basis. Specifically, in mid-2007 we hired a chief financial officer. In early 2008, we hired a controller and accounting staff, and in mid-2008, established our audit committee. In 2009, in response to the requirement to restate quarterly financial statements for the first, second, and third quarters of 2008, we engaged a professional services firm to assist our accounting staff with external financial reporting and complex, non-routine accounting issues. In response to the Mexico operations’ revenue and expense recognition errors, a controller with international accounting experience and an appropriate accounting staff have been hired. Additionally, a third party consultant has been hired to document systems and controls at our Mexico operations.

Beginning with the year ending December 31, 2010, pursuant to Section 404 of the Sarbanes-Oxley Act, we will be required to deliver a report that assesses the effectiveness of our internal control over financial reporting, and beginning with the year-ending December 31, 2010, our auditors will be required to audit and report on our assessment of and the effectiveness of our internal control over financial reporting. We have a substantial effort ahead of us to complete the documentation and testing of our internal control over financial reporting and remediate any additional material weaknesses identified during that activity. We may not be able to complete the required management assessment by our reporting deadline. An inability to complete this assessment would result in receiving something other than an unqualified report from our auditors with respect to our assessment of our internal control over financial reporting. In addition, if material weaknesses are not remediated, we would not be able to conclude that our internal control over financial reporting was effective, which would result in the inability of our external auditors to deliver an unqualified report on the effectiveness of our internal control over financial reporting.

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

Our operations in Mexico are subject to specific risks, including risks associated with contract bidding and the performance of extra work outside the original scope of work of our contract.

Our operations in Mexico are performed for Petróleos Mexicanos, or PEMEX, pursuant to a two year contract. This contract is subject to competitive bid for renewal. The failure by us to renew this contract could have a material adverse effect on our financial condition, results of operations and cash flows. Additionally, at the request of PEMEX, we are performing services outside of the scope of our current contract. We are finalizing a new contract with PEMEX that will cover these additional operations. Failure to satisfactorily complete and execute this additional contract could adversely impact our financial condition, results of operations and cash flows.

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

2.2	—	Agreement and Plan of Reorganization effective May 29, 2008 among Forbes Energy Services Ltd. and the members of Forbes Energy Services LLC (incorporated by reference to Exhibit 2.2 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

3.1	—	Memorandum of Association of Forbes Energy Services Ltd. (incorporated by reference to Exhibit 3.11 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

3.2	—	Amended and Restated Bye-laws of Forbes Energy Services Ltd. (incorporated by reference to Exhibit 3.12 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

4.1	—	Indenture, dated February 12, 2008 among Forbes Energy Services LLC and Forbes Energy Capital Inc., as issuers, the guarantors party thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

4.2	—	Supplemental Indenture (First Supplemental Indenture), dated May 29, 2008 among Forbes Energy Services Ltd., Forbes Energy Services LLC, Forbes Energy Capital Inc., the other Guarantors (as defined in the Indenture referred to therein) and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).

4.3	—	Supplemental Indenture (Second Supplemental Indenture, dated effective October 6, 2008 among Forbes Energy Services Ltd., Forbes Energy Services LLC, Forbes Energy Capital Inc., the other Guarantors (as defined in the Indenture referred to therein) and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

4.4	—	Third Supplemental Indenture, dated February 6, 2009 among Forbes Energy Services Ltd., Forbes Energy Services LLC, Forbes Energy Capital Inc., the other Guarantors (as defined in the Indenture referred to therein) and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 6, 2009).

4.5	—	Indenture dated October 2, 2009, by and among Forbes Energy Services LLC, Forbes Energy Capital Inc., C.C. Forbes, LLC, TX Energy Services, Superior Tubing Testers, LLC, Forbes Energy International, LLC, Forbes Energy Services Ltd. and Wilmington Trust FSB, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated October 10, 2009).

4.6	—	Notation of Guarantee from Forbes Energy Services Ltd. (incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

4.7	—	Notation of Guarantee from Forbes Energy International, LLC (incorporated by reference to Exhibit 4.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

4.8	—	Guaranty dated April 10, 2008, among Forbes Energy Services LLC and Forbes Energy Capital, Inc., including Guaranty Supplement, dated effective May 29, 2008, executed January 5, 2009, among Forbes Energy Services Ltd. and Citibank, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 8, 2009).

4.9	—	Registration Rights Agreement, dated as of February 7, 2008, among Jefferies & Company, Inc., Forbes Energy Services Inc., Forbes Energy Capital Inc. and the guarantors party thereto (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

4.10	—	Specimen 144A Global 11% Senior Secured Exchange Note due 2015 (incorporated by reference to Exhibit 4.5 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

4.11	—	Rights Agreement effective May 19, 2008 between Forbes Energy Services Ltd. and CIBC Mellon Trust Company, as Rights Agent, which includes as Exhibit A the Certificate of Designations of Series A Junior Participating Preferred

Number		Description of Exhibits

Shares, as Exhibit B the form of Right Certificate and as Exhibit C the form of Summary of Rights to Purchase Shares (incorporated by reference to Exhibit 4.8 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

10.1	—	Credit Agreement dated April 10, 2008 among C.C. Forbes, LLC, TX Energy Services, LLC and Superior Tubing Testers, LLC, as borrowers, Forbes Energy Services LLC, as guarantor, and Citibank, N.A., as lender, governing the Credit Facility (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.2	—	Third Amendment to Credit Agreement dated May 15, 2009 among C.C. Forbes, LLC, TX Energy Services, LLC and Superior Tubing Testers, LLC, as borrowers, Forbes Energy Services LLC, as guarantor, and Citibank, N.A., as lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 15, 2009).

10.3	—	Intercreditor Agreement dated April 10, 2008 among C.C. Forbes, LLC, TX Energy Services, LLC, Superior Tubing Testers, LLC, as borrowers, Forbes Energy Services LLC and Forbes Energy Capital Inc., as issuers, Citibank, N.A. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.4	—	Forbes Energy Services Ltd. Incentive Compensation Plan effective May 19, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

10.5	—	Employment Agreement effective May 1, 2008 by and between John E. Crisp and Forbes Energy Services LLC (incorporated by reference to Exhibit 10.2 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

10.6	—	Employment Agreement effective May 1, 2008 by and between Charles C. Forbes and Forbes Energy Services LLC (incorporated by reference to Exhibit 10.3 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

10.7	—	Employment Agreement effective May 1, 2008 by and between L. Melvin Cooper and Forbes Energy Services LLC (incorporated by reference to Exhibit 10.4 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

10.8	—	Form of Indemnification Agreement for directors, officers and key employees (incorporated by reference to Exhibit 10.5 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

10.9	—	Form of Executive Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

10.10	—	Form of Director Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

10.11	—	Commercial Equipment Lease Agreement, dated October 15, 2008 among Forbes Energy Services LLC and Alice Environmental Services, LP. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

10.12	—	Notes Purchase Agreement dated September 25, 2009, by and among Forbes Energy Services LLC, Forbes Energy Capital Inc., C.C. Forbes, LLC, TX Energy Services, Superior Tubing Testers, LLC, Forbes Energy International, LLC, Forbes Energy Services Ltd. and Goldman, Sachs & Co. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 28, 2009).

31.1*	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

Number		Description of Exhibits

31.2*	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1*	—	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	—	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORBES ENERGY SERVICES Ltd.

November 13, 2009	By:	/S/ JOHN E. CRISP
John E. Crisp
Chairman, Chief Executive Officer and President
(Principal Executive Officer)

November 13, 2009	By:	/S/ L. MELVIN COOPER
L. Melvin Cooper
Senior Vice President,
Chief Financial Officer and Assistant Secretary
(Principal Financial and Accounting Officer)

EXHIBIT INDEX**

Number		Description of Exhibits

2.1	—	Agreement and Plan of Reorganization effective January 1, 2008 among Forbes Energy Services LLC and the respective members of C.C. Forbes, LLC, TX Energy Services, LLC and Superior Tubing Testers, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

2.2	—	Agreement and Plan of Reorganization effective May 29, 2008 among Forbes Energy Services Ltd. and the members of Forbes Energy Services LLC (incorporated by reference to Exhibit 2.2 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

3.1	—	Memorandum of Association of Forbes Energy Services Ltd. (incorporated by reference to Exhibit 3.11 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

3.2	—	Amended and Restated Bye-laws of Forbes Energy Services Ltd. (incorporated by reference to Exhibit 3.12 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

4.1	—	Indenture, dated February 12, 2008 among Forbes Energy Services LLC and Forbes Energy Capital Inc., as issuers, the guarantors party thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

4.2	—	Supplemental Indenture (First Supplemental Indenture), dated May 29, 2008 among Forbes Energy Services Ltd., Forbes Energy Services LLC, Forbes Energy Capital Inc., the other Guarantors (as defined in the Indenture referred to therein) and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).

4.3	—	Supplemental Indenture (Second Supplemental Indenture, dated effective October 6, 2008 among Forbes Energy Services Ltd., Forbes Energy Services LLC, Forbes Energy Capital Inc., the other Guarantors (as defined in the Indenture referred to therein) and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

4.4	—	Third Supplemental Indenture, dated February 6, 2009 among Forbes Energy Services Ltd., Forbes Energy Services LLC, Forbes Energy Capital Inc., the other Guarantors (as defined in the Indenture referred to therein) and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 6, 2009).

4.5	—	Indenture dated October 2, 2009, by and among Forbes Energy Services LLC, Forbes Energy Capital Inc., C.C. Forbes, LLC, TX Energy Services, Superior Tubing Testers, LLC, Forbes Energy International, LLC, Forbes Energy Services Ltd. and Wilmington Trust FSB, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated October 10, 2009).

4.6	—	Notation of Guarantee from Forbes Energy Services Ltd. (incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

4.7	—	Notation of Guarantee from Forbes Energy International, LLC (incorporated by reference to Exhibit 4.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

4.8	—	Guaranty dated April 10, 2008, among Forbes Energy Services LLC and Forbes Energy Capital, Inc. including Guaranty Supplement, dated effective May 29, 2008, executed January 5, 2009, among Forbes Energy Services Ltd. and Citibank, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 8, 2009).

4.9	—	Registration Rights Agreement, dated as of February 7, 2008, among Jefferies & Company, Inc., Forbes Energy Services Inc., Forbes Energy Capital Inc. and the guarantors party thereto (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

4.10	—	Specimen 144A Global 11% Senior Secured Exchange Note due 2015 (incorporated by reference to Exhibit 4.5 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

4.11	—	Rights Agreement effective May 19, 2008 between Forbes Energy Services Ltd. and CIBC Mellon Trust Company, as Rights Agent, which includes as Exhibit A the Certificate of Designations of Series A Junior Participating Preferred Shares, as Exhibit B the form of Right Certificate and as Exhibit C the form of Summary of Rights to Purchase Shares (incorporated by reference to Exhibit 4.8 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

10.1	—	Credit Agreement dated April 10, 2008 among C.C. Forbes, LLC, TX Energy Services, LLC and Superior Tubing Testers, LLC, as borrowers, Forbes Energy Services LLC, as guarantor, and Citibank, N.A., as lender, governing the Credit Facility (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.2	—	Third Amendment to Credit Agreement dated May 15, 2009 among C.C. Forbes, LLC, TX Energy Services, LLC and Superior Tubing Testers, LLC, as borrowers, Forbes Energy Services LLC, as guarantor, and Citibank, N.A., as lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 15, 2009).

10.3	—	Intercreditor Agreement dated April 10, 2008 among C.C. Forbes, LLC, TX Energy Services, LLC, Superior Tubing Testers, LLC, as borrowers, Forbes Energy Services LLC and Forbes Energy Capital Inc., as issuers, Citibank, N.A. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.4	—	Forbes Energy Services Ltd. Incentive Compensation Plan effective May 19, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

10.5	—	Employment Agreement effective May 1, 2008 by and between John E. Crisp and Forbes Energy Services LLC (incorporated by reference to Exhibit 10.2 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

10.6	—	Employment Agreement effective May 1, 2008 by and between Charles C. Forbes and Forbes Energy Services LLC (incorporated by reference to Exhibit 10.3 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

10.7	—	Employment Agreement effective May 1, 2008 by and between L. Melvin Cooper and Forbes Energy Services LLC (incorporated by reference to Exhibit 10.4 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

10.8	—	Form of Indemnification Agreement for directors, officers and key employees (incorporated by reference to Exhibit 10.5 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

10.9	—	Form of Executive Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

10.10	—	Form of Director Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

10.11	—	Commercial Equipment Lease Agreement, dated October 15, 2008 among Forbes Energy Services LLC and Alice Environmental Services, LP. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

10.12	—	Notes Purchase Agreement dated September 25, 2009, by and among Forbes Energy Services LLC, Forbes Energy Capital Inc., C.C. Forbes, LLC, TX Energy Services, Superior Tubing Testers, LLC, Forbes Energy International, LLC, Forbes Energy Services Ltd. and Goldman, Sachs & Co. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 28, 2009).

31.1*	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2*	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1*	—	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	—	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.