Form 10-K
period 2009-12-31
Forbes Energy Services Ltd.
filed 2010-03-31
CIK 1434842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☒	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    ☐  Yes    ☒  No

The aggregate market value of the stock held by non-affiliates of the registrant as of the last business day of the most recently completed second fiscal quarter, June 30, 2009, was approximately CDN $35,550,698 based on the closing sales price of the registrant’s common stock as reported by the Toronto Stock Exchange on June 30, 2009 of CDN $1.15 per share.

Indicate the number of common shares outstanding of each of the registrant’s classes of common shares, as of the latest practicable date.

At March 26, 2010, there were 54,173,700 common shares outstanding and 29,500,000 Class B non-voting shares outstanding.

FORBES ENERGY SERVICES LTD. AND SUBSIDIARIES (a/k/a the “Forbes Group”)

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and any oral statements made in connection with it include certain forward-looking statements within the meaning of the federal securities laws. You can generally identify forward-looking statements by the appearance in such a statement of words like “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should” or “will” or other comparable words or the negative of these words. When you consider our forward-looking statements, you should keep in mind the risk factors we describe and other cautionary statements we make in this Annual Report on Form 10-K. Our forward-looking statements are only predictions based on expectations that we believe are reasonable. Our actual results could differ materially from those anticipated in, or implied by, these forward-looking statements as a result of known risks and uncertainties set forth below and elsewhere in this Annual Report on Form 10-K. These factors include or relate to the following:

•	the ability to obtain additional financing to meet projected shortfall in cash resources;

•	supply and demand for oilfield services and industry activity levels;

•	potential for excess capacity;

•	spending by the oil and natural gas industry given the recent worldwide economic downturn;

•	our level of indebtedness in the current depressed market;

•	impairment of our long-lived assets;

•	our ability to maintain stable pricing;

•	competition;

•	substantial capital requirements;

•	significant operating and financial restrictions under our indentures;

•	technological obsolescence of operating equipment;

•	dependence on certain key employees;

•	concentration of customers;

•	substantial additional costs of compliance with reporting obligations, the Sarbanes-Oxley Act and indenture requirements;

•	material weaknesses in internal controls over financial reporting;

•	seasonality of oilfield services activity;

•	dependence on equipment suppliers not party to written contracts;

•	collection of accounts receivable;

•	environmental and other governmental regulation, including potential climate change legislation;

•	the potential disruption of business activities caused by the physical effects , if any, of climate change;

•	risks inherent in our operations;

•	market response to global demands to curtail use of oil and natural gas;

•	change of control;

•	conflicts of interest between the principal equity investors and noteholders;

•	results of legal proceedings;

•	ability to fully integrate future acquisitions;

•	variation from projected operating and financial data;

•	variation from budgeted and projected capital expenditures;

•	volatility of global financial markets;

•	risks associated with our foreign operations;

•	risks associated with contract; and

•	the other factors discussed under “Risk Factors.”

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

Available Information

Information regarding the Company can be found on our internet website at http://www.forbsenergyservices.com. In addition, our annual reports on Form 10-K, quarterly reports on Form 10-Q and amendments to those reports filed or furnished in accordance with Sections 13 or 15(d) of the Securities Exchange Act of 1934 are made available free of charge on our internet website as soon as reasonably practicable after these reports have been electronically filed with, or furnished to, the Securities and Exchange Commission, or the SEC. Information filed with the SEC may be read or copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information on operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet website (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically.

PART I

Item 1.	Business

Overview

Forbes Energy Services Ltd., or FES Ltd, and its domestic subsidiaries, Forbes Energy Services LLC, or FES LLC, Forbes Energy Capital Inc., or FES CAP, C.C. Forbes, LLC, or CCF, TX Energy Services, LLC, or TES, Superior Tubing Testers, LLC, or STT, and Forbes Energy International, LLC, or FEI, are headquartered in Alice, Texas and conduct business primarily in the state of Texas. On October 15, 2008, FES LLC and FEI formed Forbes Energy Services México, S. de R.L. de C.V., or FES Mexico Subsidiary, a Mexican limited liability company, (sociedad de responsabilidad limitada de capital variable), to conduct operations in Mexico. On December 3, 2008, Forbes Energy Services Mexico Servicios de Personal, S. de R.L de C. V. A Mexican limited liability company, was formed to provide employee services to FES Mexico Subsidiary, and on June 8, 2009, FES LTD formed a branch in Mexico. The Mexican branch of FES Ltd and the two Mexican limited liability companies are hereinafter referred to, collectively, as FES Mexico.

As used in this Annual Report on Form 10-K, the “Company,” the “Forbes Group,” “we,” and “our” mean FES Ltd and its subsidiaries on and after May 29, 2008; FES LLC and its subsidiaries from January 1, 2008 to May 28, 2008; CCF, TES and STT from June 29, 2007 to December 31, 2007, and C.C. Forbes, L.P., Texas Energy Services, L.P. and Superior Tubing Testers, prior to June 29, 2007.

We are an independent oilfield services contractor that provides a wide range of well site services to oil and natural gas drilling and producing companies to help develop and enhance the production of oil and natural gas. These services include fluid hauling, fluid disposal, well maintenance, completion services, workovers and recompletions, plugging and abandonment, and tubing testing. Our operations are concentrated in the major onshore oil and natural gas producing regions of Texas, with an area of operation in each of Baxterville, Mississippi; Washington, Pennsylvania; and Poza Rica, Mexico. We believe we operate one of the youngest fleets of well servicing rigs, including those commonly referred to as workover rigs, in Texas.

We believe that our broad range of services listed in the preceding paragraph, which extends from initial drilling, through production, to eventual abandonment, is fundamental to establishing and maintaining the flow of oil and natural gas throughout the life cycle of our customers’ wells. We derive a majority of our revenues from services that support production from existing oil and natural gas operations.

Since our inception in September 2003, we have grown organically from a small South Texas operational base with two well servicing rigs and eight vacuum trucks to a major regional provider of an integrated offering of production and well services. We have successfully executed an aggressive organic growth strategy focused on fleet expansion with the construction of new equipment in a segment of the oilfield services industry characterized by competitors with aging fleets. We believe that our new well servicing rigs and equipment, with an average age of less than two and one-half years, significantly differentiate us from our competitors.

We currently provide a wide range of services to a diverse group of over 985 companies. Our blue-chip customer base includes ConocoPhillips Company, Apache Corporation, Chesapeake Energy Corporation, Devon Energy Corporation, Dominion Resources, Inc., EOG Resources, Inc., and Penn Virginia Corporation, among others. John E. Crisp and Charles C. Forbes, our senior management team, have cultivated deep and ongoing relationships with these customers during their average of over 20 years of experience in the oilfield services industry. For the year ended December 31, 2009, we generated revenues of approximately $215.9 million.

We currently conduct our operations through the following two business segments:

•

Well Servicing. The well servicing segment accounted for 49.1% of our revenues for the year ended December 31, 2009. At December 31, 2009, our well servicing segment utilized our modern fleet of 171 owned or leased well servicing rigs, which included 162 workover rigs and nine swabbing rigs, and related assets and equipment. These assets are used to provide (i) well maintenance, including remedial repairs and removal and replacement of downhole production equipment, (ii) well workovers, including significant downhole repairs, re-completions and re-perforations, (iii) completion and swabbing activities, and (iv) plugging and abandoning services. In addition, we have a fleet of six tubing testing units that are used to conduct pressure testing of oil and natural gas production tubing.

•

Fluid Logistics. The fluid logistics segment accounted for 50.9% of our revenues for the year ended December 31, 2009. Our fluid logistics segment utilizes our fleet of owned or leased fluid transport trucks and related assets, including specialized vacuum, high-pressure pump and tank trucks, frac tanks, water wells, salt water disposal wells and facilities, and related equipment. These assets are used to provide, transport, store, and dispose of a variety of drilling and produced fluids used in, and generated by, oil and natural gas production. These services are required in most workover and completion projects and are routinely used in daily operations of producing wells.

We believe that our two business segments are complementary and create synergies in terms of selling opportunities. Our multiple lines of service allow us to capitalize on our existing customer base to grow within existing markets, generate more business from existing customers, and increase our operating profits. By offering our customers the ability to reduce the number of vendors they use, we believe we help improve our customers’ efficiency. This is demonstrated by the fact that 69.0% of our revenues for the year ended December 31, 2009 were from customers that utilized services of both of our business segments. Further, by having multiple service offerings that span the life cycle of the well, we believe we have a competitive advantage over smaller competitors offering more limited services.

The following table summarizes the major components of our equipment fleet at the dates indicated.

	December 31,
	2009	2008	2007	2006	2005
Locations	28	27	18	12	7
Well Servicing Segment
Workover rigs (1)	162	162	95	41	17
Swabbing rigs	9	8	6	2	—
Tubing testing units	6	6	6	4	4
Fluid Logistics Segment
Vacuum trucks(1)	290	294	205	147	99
High-pressure pump trucks	19	19	14	7	4
Other heavy trucks	57	57	43	25	16
Frac tanks(1)	1,369	1,370	951	568	241
Salt water disposal wells	18	14	14	9	6

(1)	At December 31, 2009, 74 of the vacuum trucks, 10 of the workover rigs, 1 swab rig and 143 of the frac tanks were leased.

Corporate Structure

FES Ltd is a Bermuda company created to be the holding company for FES LLC and its subsidiaries. FES LLC is a Delaware limited liability company and the U.S. holding company for our operating entities. We operate primarily through the following four subsidiaries which are all Delaware limited liability companies directly owned by FES LLC, CCF, TXE, STT and FEI. FEI was formed to hold the equity securities of Forbes Mexico Subsidiary, a Mexican limited liability company that was originally formed to hold our Mexican operations. Subsequently Mexican operations were moved to the Mexican branch of FES Ltd. FES LLC also holds the equity securities of FES CAP, a Delaware corporation created solely to be a co-issuer of our senior secured notes. The following chart graphically illustrates our current structure:

*	Forbes Energy Services México, S. de R.L. de C.V. and Forbes Energy Services Mexico Servicios de Personal, S. de C.V. are each 99.99% owned by Forbes Energy International, LLC and 0.01% owned by Forbes Energy Services LLC.

Reorganizations

Effective January 1, 2008, the members of each of CCF, TXE and STT (which included Messrs. John Crisp and Charles Forbes and Ms. Janet Forbes) transferred all of the membership interests they held in such companies to FES LLC in exchange for all of the outstanding membership interests in FES LLC, or the Delaware Reorganization.

In connection with a reorganization completed on May 29, 2008, or the Bermuda Reorganization, each of these members transferred 63% of their respective membership interests in FES LLC to FES Ltd in exchange for Class B shares of FES Ltd. Of the proceeds from the Canadian initial public offering and simultaneous U.S. private placement of 24,644,500 common shares by FES Ltd in May 2008, or the Initial Equity Offering, $120 million was contributed by FES Ltd as additional capital to FES LLC and used to pay the cash consideration for the repurchase by FES LLC of the remaining membership interests held by the individuals who were members of such company. The purchase price for such transaction was determined on the basis of the price per common share under the initial public offering. Mr. John E. Crisp, the Chairman of the Board, President and Chief Executive Officer of FES Ltd, Mr. Charles C. Forbes, the Executive Vice President and Chief Operating Officer of FES Ltd, and Ms. Janet L. Forbes, a director of FES Ltd, each received approximately $36 million from FES LLC upon the repurchase of their remaining membership interests, or approximately 20.9% each of the gross proceeds of the Initial Equity Offering.

In connection with the Bermuda Reorganization, John E. Crisp, our President and Chief Executive Officer, Charles C. Forbes, our Executive Vice President and Chief Operating Officer, and Janet L. Forbes, one of our directors, who were the founders of the Forbes Group and were also the three largest owners of each of the entities comprising the original Forbes Group, along with all of the other members of FES LLC, received Class B shares of FES Ltd. The Class B shares are convertible at any time at the discretion of each holder into common shares. The Class B shares generally have no voting rights, but are permitted to approve certain actions.

Upon completion of the Bermuda Reorganization, FES LLC became the wholly owned subsidiary of FES Ltd. Our headquarters and executive offices are located at 3000 South Business Hwy 281, Alice, Texas 78332. We can be reached by phone at (361) 664-0549.

Our Competitive Strengths

We believe that the following competitive strengths position us well within the oilfield services industry:

•

Young and Modern Fleet. We believe we operate one of the youngest and most modern fleets of well servicing rigs among the large well-servicing companies, based on an average age of well servicing rigs. We believe over 80% of the active U.S. well servicing rig fleet was built prior to 1982, resulting in an average age in excess of 20 years. By contrast, approximately 74.7% of our 171 well servicing rigs at December 31, 2009 were built in the last three years. Many of our customers tell us that a younger and more modern fleet is more attractive to them because newer well servicing rigs require less down time for maintenance and generally are more reliable than older equipment. As part of our strategy, we have undertaken to enhance our design specifications to improve the operational and safety characteristics of our equipment compared with older equipment.

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

•

High Level of Customer Retention with a Blue Chip Customer Base. Our top customers include many of the largest integrated and independent oil and natural gas companies operating onshore in the United States. We believe we have been successful in growing in our existing markets as well as expanding to new markets with existing customers due to the quality of our well servicing rigs, our personnel and our safety record. Members of our senior management have maintained excellent working relationships for over 20 years with our top customers. We believe the complementary nature of our two business segments also helps retain customers because of the efficiency we offer a customer that has multiple needs at the wellsite. Notably, 69.0% of our revenues from the year ended December 31, 2009 were from customers that utilize services of both of our business segments.

•

Industry-Leading Safety Record. For 2009, we had approximately 82.6 % fewer incidents than the industry average. Our customers tell us that our safety record and reputation are critical factors to purchasing and operations managers in their decision-making process. Over several years, we have developed a strong safety culture based on our training programs and safety seminars for our employees and customers. For example, for several years, members of our senior management have played an integral part in monthly joint safety training meetings with customer personnel. In addition, our purchase and deployment of new well servicing rigs with enhanced safety features has contributed to our strong safety record and reputation.

•

Experienced Senior Management Team and Operations Staff. Our senior management team of John E. Crisp and Charles C. Forbes has over 65 years of combined experience within the oilfield services industry. In addition, our next level of management, which includes our location managers, has an average of approximately 23 years of experience in the industry.

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

•

Establish and Maintain Leadership Position in Core Operating Areas. Based on our estimates, we believe that we have a significant market share in well servicing and fluid logistics in South Texas. We strive to establish and maintain market leadership positions within all of our core operating areas. To achieve this goal, we maintain close customer relationships and offer high-quality services and the newest equipment for our customers. In addition, our significant presence in our core operating areas facilitates employee retention and hiring and brand recognition.

•

Maintain a Disciplined Growth Strategy. Through the third quarter of 2008, we grew our business by following our customers to new locations which have been in reasonably close proximity to our existing locations. In 2007, we expanded from our initial presence in the Cotton Valley with a location in Marshall to Kilgore and Carthage, Texas. We have followed the same strategy in the Permian Basin, where we established an initial presence in Ozona and subsequently expanded to San Angelo, Monahans, Odessa and Big Spring, Texas. We believe that this growth strategy allows us to create synergies in geographic areas and then permits us to expand profitably from those geographic areas in which we have created a critical mass. During 2009, we severely curtailed our expansion due to the severe downturn in the industry, expanding into only two new locations while closing one location. During the fourth quarter of 2009, we began to experience an upturn in the industry which has continued into 2010. Timing of future expansions will be dictated by the anticipated recovery of exploration activity.

Business Segments

Well Servicing Segment

Through a modern fleet of 171 well servicing rigs, as of December 31, 2009, situated in 25 operation areas across Texas, 1 in Mississippi, 1 in Pennsylvania and 1 in Mexico, we provide a comprehensive offering of well servicing activities to oil and natural gas companies in Texas and our other locations, including completions of newly drilled oil and natural gas wells, wellbore maintenance, workovers and re-completions, tubing testing, and plugging and abandonment services. Our well servicing rig fleet has an average age of approximately two and one-half years. As part of our operational strategy, we enhanced our design specifications to improve the operational and safety characteristics of our equipment compared with older equipment operated by others in the industry. These include increased derrick height and weight ratings, and increased mud pump horsepower. We believe these enhanced features translate into increased demand for our equipment and services along with better pricing for our equipment and personnel. In addition, we augment our well servicing rig fleet with auxiliary equipment, such as mud pumps, power swivels, mud plants, mud tanks, blow-out preventers, lighting plants, generators, pipe racks, and tongs, which results in incremental rental revenue and increases the profitability of a typical well service job.

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

Fluid Logistics Segment

Our fluid logistics segment provides an integrated array of oilfield fluid sales, transportation, storage, and disposal services that are required on most workover, drilling, and completion projects and are routinely used in daily operation of producing wells by oil and natural gas producers. We have a substantial operational footprint with 20 fluid logistics locations across Texas as of December 31, 2009, and an extensive fleet of transportation trucks, high-pressure pump trucks, frac tanks, and proprietary disposal wells. This combination of services enables us to provide a one-stop source for oil and natural gas companies. We believe that the vast majority of our smaller competitors in this segment can provide some, but not all, of the equipment and services required by customers, thereby requiring them to use several companies to meet their requirements and increasing their administrative burden. In addition, by pursuing an integrated approach to service, we experience increased asset utilization rates, as multiple assets are usually required to provide a given service.

We provide the following services in our fluid logistics segment:

•

Fluid Hauling. At December 31, 2009, we owned or leased 368 fluid service vacuum trucks and trailers equipped with a fluid hauling capacity of up to 150 barrels per unit. Each fluid service truck unit is equipped to pump fluids from or into wells, pits, tanks, and other on-site storage facilities. The majority of our fluid service truck units are also used to transport water to fill frac tanks on well locations, including frac tanks provided by us and others, to transport produced salt water to disposal wells, including injection wells owned and operated by us, and to transport drilling and completion fluids to and from well locations. In conjunction with the rental of frac tanks, we use fluid service trucks to transport water for use in fracturing operations. Following completion of fracturing operations, our fluid service trucks are used to transport the flowback produced as a result of the fracturing operations from the wellsite to disposal wells.

•

Disposal Services. Most oil and natural gas wells produce varying amounts of salt water throughout their productive lives. Under Texas law, oil and natural gas wastes and salt water produced from oil and natural gas wells are required to be disposed of in authorized facilities, including permitted salt water disposal wells. Injection wells are licensed by state authorities and are completed in permeable formations below the fresh water table. At December 31, 2009, we operated 18 disposal wells in 15 locations across Texas, with injection capacity of approximately 130,000 barrels per day, that are permitted to dispose of salt water and incidental non-hazardous oil and natural gas wastes throughout our operational bases in Texas. Our transport trucks frequently transport fluids that are disposed of in these salt water disposal wells. The disposal wells have injection capacities ranging up to 12,500 barrels per day. The salt water disposal wells are strategically located in close proximity to the producing wells of our customers. We maintain separators at all 18 disposal wells, which permits us to salvage residual crude oil that is used in operations or later sold.

•

Equipment Rental. At December 31, 2009, we owned or leased a fleet of 1,369 fluid storage tanks that can store up to 500 barrels of fluid each. This equipment is used by oilfield operators to store various fluids at the wellsite, including fresh water, brine and acid for frac jobs, flowback, temporary production, and mud storage. We transport the tanks on our trucks to well locations that are usually within a 75-mile radius of our nearest location. Frac tanks are used during all phases of the life of a producing well. A typical fracturing operation can be completed within four days using five to 25 or more frac tanks. We believe we maintain one of the youngest storage tank fleets in the industry with an average equipment age of approximately two and one-half years

•

Fluid Sales. We sell and transport a variety of fluids used in drilling, completion and workover operations for oil and natural gas wells. Although a relatively small percentage of our overall business, the provision of these fluids drives asset utilization rates and revenue from associated equipment. Through these services, we provide fresh water used in fracturing fluid, completion fluids, cement, and drilling mud. In addition, we provide potassium chloride for completion fluids, brine water, and water-based drilling mud.

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

We cross-market our well servicing rigs along with our fluid logistics services, thereby offering our customers the ability to minimize vendors, which we believe improves the efficiency of our customers. This is demonstrated by the fact that 69.0% of our revenues for the year ended December 31, 2009 were from customers that utilized services of both of our business segments.

Employees

At December 31, 2009, we had 1,602 employees. We provide comprehensive employee training, and implement recognized standards for health and safety. None of our employees are represented by a union or employed pursuant to a collective bargaining agreement or similar arrangement. We have not experienced any strikes or work stoppages, and we believe we have good relations with our employees. As a result of the 2009 depressed market conditions, as of December 31, 2009, we had reduced our overall workforce by approximately 14.6% when compared to December 31, 2008.

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

Customers

We served in excess of 985 customers during the year ended December 31, 2009. For the years ended December 31, 2009, 2008 and 2007, our largest customer comprised approximately 11.7%, 8.6% and 11.5% of our combined revenues, our five largest customers comprised approximately 37.7%, 30.3% and 38.6% of our combined revenues, and our ten largest customers comprised approximately 49.8%, 42.9% and 52.1% of our combined revenues. During 2009, Petróleos Mexicanos, or PEMEX, and ConocoPhillips comprised of 11.7% and 11.1% of our consolidated revenues, respectively. During 2008 no customers comprised of greater than 10.0% of our consolidated revenues. During 2007, Penn Virginia Oil and Gas and ConocoPhillips comprised of 11.6% and 11.0% of our combined revenues, respectively. Through the third quarter of 2008, we had been expanding our market base and adding new customers, however, our expansion was scaled back in the fourth quarter due to the general decrease in activity in the oil and natural gas industry. The loss of our top customer or of several of the customers in the top ten would materially adversely affect our revenues and results of operations. We believe that customers lost could be replaced with other customers, but there can be no assurance that lost revenues could be replaced in a timely manner or at all, especially given the current market conditions.

Our business segments charge customers by the hour, day or project for services, equipment and personnel.

We have master service agreements in place with most of our customers, under which projects are awarded on the basis of price, type of service, location of equipment, and the experience level of work crews.

Suppliers

We generally purchase or lease our well servicing rigs from several third-party or related party suppliers. During the year ended December 31, 2009 we purchased no well service rigs and one swab unit.

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

The following is a summary of the more significant existing environmental, health and safety laws and regulations to which our operations are subject and for which compliance may have a material adverse effect on our results of operation or financial position. See “Item 1A Risk Factors—Due to the nature of our business, we may be subject to environmental liability” in this Form 10-K for further details.

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

Climate Change Regulation

The U.S. Congress has been actively considering legislation to reduce the emissions of certain gases, commonly referred to as “greenhouse gases,” including carbon dioxide and methane, which, according to certain scientific studies, might contribute to the warming of the Earth’s atmosphere and other climatic changes. On June 26, 2009, the U.S. House of Representatives passed the American Clean Energy and Security Act of 2009, or ACESA, which, would establish an economy-wide cap-and-trade program to reduce U.S. emissions of these greenhouse gases. ACESA would require a 17% reduction in greenhouse gas emissions from 2005 levels by 2020 and just over an 80% reduction of such emissions by 2050. Under this legislation, the EPA would issue a capped and steadily declining number of tradable emissions allowances to major sources of greenhouse gas emissions so that such sources could continue to emit greenhouse gases into the atmosphere. These allowances would be expected to escalate significantly in cost over time. ACESA would impose increasing costs on the combustion of carbon-based fuels such as oil and natural gas. The U.S. Senate has begun work on its own legislation for restricting domestic greenhouse gas emissions and President Obama has indicated his support of legislation to reduce greenhouse gas emissions through an emission allowance system. Although it is not possible at this time to predict when the Senate may act on climate change legislation or how any bill passed by the Senate would be reconciled with ACESA, any future federal laws or implementing regulations that may be adopted to address greenhouse gas emissions could adversely affect demand for our services by reducing demand for the oil and natural gas produced by our customers. Such legislation could also increase our operating costs.

In addition, on December 7, 2009, the EPA announced its finding that emissions of greenhouse gases presented an endangerment to human health and the environment. These findings by the EPA allow the agency to proceed with the adoption and implementation of regulations that would restrict emissions of greenhouse gases under existing provisions of the federal Clean Air Act. In late September 2009, the EPA proposed two sets of regulations in anticipation of finalizing its endangerment finding that would require a reduction in emissions of greenhouse gases from motor vehicles and, also, could trigger permit review for greenhouse gas emissions from certain stationary sources. In addition, on October 30, 2009, the EPA published a final rule requiring the reporting of greenhouse gas emissions from specified large greenhouse gas emission sources in the United States beginning in 2011 for emissions occurring in 2010. Although these initial regulations may not require material reporting for our or our customers’ equipment and facilities, additional EPA regulations expected to be adopted in 2010 could require reporting of greenhouse gas emissions for our equipment and facilities and the equipment and facilities of our customers, possibly beginning in 2012 for emissions occurring in 2011.

The adoption and implementation of any regulations imposing reporting obligations on, or limiting emissions of greenhouse gases from, our equipment and operations and the equipment and operations of our customers could require us to incur increased operating costs and could adversely affect demand for crude oil and natural gas produced by our customers, which would adversely affect demand for our services. The potential increase in the costs of our operations and the operations of our customers could include additional costs to operate and maintain equipment and facilities, install new emission controls on equipment and facilities, acquire allowances to authorize greenhouse gas emissions, pay any taxes related to greenhouse gas emissions and administer and manage a greenhouse gas emissions program. While we may be able to include some or all of such increased operating costs in the rates we charge for our services, any recovery of such costs is uncertain.

        Even if such legislation is not adopted at the national level, a number of states, acting either individually or through multi-state regional initiatives, have already begun implementing legal measures to reduce emissions of greenhouse gases. While no such legislation is currently being considered in Texas, many of our customers operate nationally and would be adversely affected by the requirements of such legislation. Any one of these climate change regulatory and legislative initiatives could have a material adverse effect on our business, financial condition and results of operations.

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

We project that our cash resources will not be adequate without additional funding

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The accompanying report of our independent registered public accounting firm includes a “going concern” explanatory paragraph that expresses substantial doubt about the Company’s ability to continue as a going concern.

We project, based on current market conditions, that approximately $15 million of additional funding will be required during 2010 in order to meet our working capital requirements, including the interest payments of $12.1 million due August 15, 2010, under our indentures, and our required repurchase of an additional $6.6 million in cash of our 11% Senior Secured Notes, or Second Priority Notes, by the end of the second quarter of 2010. We anticipate meeting these requirements by effecting an appropriate financing or other transaction that would provide additional cash resources. The Company is actively evaluating various such transactions and has received a proposal for a sale lease-back transaction relating to certain equipment. To-date, however, a transaction has not been finalized and there can be no assurance that such a financing or any other such transaction can be consummated on acceptable terms, given current market conditions. If a transaction is not completed, we project that we will not have sufficient cash resources to make our required interest payments under our indentures, which will allow all our indebtedness under our indentures to be accelerated. Such acceleration would have a material adverse effect on our business, financial condition, results of operations, and cash flows.

The financial statements do not include any adjustments that might result from the outcome of uncertainty regarding the Company’s ability to raise additional capital, sell assets, or otherwise obtain sufficient funds to meet its obligations.

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

The level of activity in the oil and natural gas industry in the United States is volatile and has recently experienced a severe downturn. Although utilization trends have recently improved, there can be no assurance that depressed prices will improve or that the current improving utilization trend will continue. Continuation of the recent severe reduction in oil and natural gas prices will continue to have a negative effect on oil and natural gas production levels and therefore affect the demand for drilling and well services by oil and natural gas companies. Any addition to, or elimination or curtailment of, government incentives for companies involved in the exploration for and production of oil and natural gas could have a significant effect on the oilfield services industry in the United States. Lower oil and natural gas prices could also cause our customers to seek to terminate, renegotiate or fail to honor our services contracts, affect the fair market value of our equipment fleet which in turn could trigger a write down of our assets for accounting purposes, affect our ability to retain skilled oilfield services personnel, and affect our ability to obtain access to capital to fund and grow our business. A continuation of industry activity and pricing at current levels could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We may be adversely affected by uncertainty in the global financial markets and worldwide economic downturn.

Our future results may be impacted by the worldwide economic downturn, continued volatility or further deterioration in the debt and equity capital markets, inflation, deflation, or other adverse economic conditions that may negatively affect us or parties with whom we do business resulting in their non-payment or inability to perform obligations owed to us such as the failure of customers to honor their commitments, the failure of major suppliers to complete orders. Additionally, credit market conditions may slow our collection efforts as customers experience increased difficulty in obtaining requisite financing, potentially leading to lost revenue and higher than normal accounts receivable. This could result in greater expense associated with collection efforts and increased bad debt expense.

The cost of raising money in the debt and equity capital markets has increased substantially during the current financial crisis while the availability of funds from those markets has diminished significantly. The current global economic downturn may adversely impact our ability to issue additional debt and institutional investors have responded to their customers by increasing interest rates, enacting tighter lending standards and refusing to refinance existing debt upon maturity or on terms similar to expiring debt. Even with the net proceeds of the December 2009 equity offering, we will require additional capital in the future. However, due to the above listed factors, we cannot be certain that additional funding will be available if needed and, to the extent required, on acceptable terms.

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

During 2009, adverse changes in capital markets caused a number of oil and natural gas producers to announce reductions in capital budgets for future periods. In the fourth quarter of 2009 and first quarter of 2010, several of these producers announced increased capital budgets relative to their lows in mid-2009. Even so, limitations on the availability of capital, or higher costs of capital, for financing expenditures may cause these and other oil and natural gas producers to limit capital budgets in the future even if commodity prices remain at historically high levels.

These same economic factors impact our customers’ ability to pay amounts due to us on a timely basis. This has already impacted some of our customers causing them to be unable to pay their vendors for extended periods, if at all. A continuation of these economic factors could have a continued negative impact on our cash flow.

Our indebtedness could restrict our operations and make us more vulnerable to adverse economic conditions.

As of December 31, 2009, our long-term debt, including current portions, was $226.9 million. In the event the downturn continues or worsens, our level of indebtedness may adversely affect operations and limit our growth. Our level of indebtedness may affect our operations in several ways, including the following:

•	by increasing our vulnerability to general adverse economic and industry conditions;

•	due to the fact that the covenants that are contained in the indentures governing our indebtedness limit our ability to borrow funds, dispose of assets, pay dividends and make certain investments;

•

due to the fact that any failure to comply with the covenants of our indentures could result in an event of default, which could result in some or all of our indebtedness under our indentures becoming immediately due and payable; and

•	due to the fact that our level of debt may impair our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions or other general corporate purposes.

These restrictions could have a material adverse effect on our business, financial position, results of operations and cash flows and the ability to satisfy the obligations under our indentures. Further, due to cross-default provisions in the indenture governing our Second Priority Notes and the indenture governing our first lien floating rate notes, or First Priority Notes, a default and acceleration of outstanding debt under one indenture would result in the default and possible acceleration of outstanding debt under our other indenture. Accordingly, an event of default could result in all or a portion of our outstanding debt under our indentures becoming immediately due and payable. If this occurred, we might not be able to obtain waivers or secure alternative financing to satisfy all of our obligations simultaneously and may even force us to seek bankruptcy protection.

Impairment of our long-term assets may adversely impact our financial position and results of operations.

We evaluate our long-term assets including property, equipment, and identifiable intangible assets in accordance with generally accepted accounting principles in the U.S. We used estimated future cash flows in assessing recoverability of our long-lived assets. The cash flow projections are based on our current operating plan, estimates and judgmental assessments. We perform this assessment whenever facts and circumstances indicate that the carrying value of the net assets may not be recoverable due to various external or internal factors, termed a “triggering event.” Based on our evaluation for the year ended December 31, 2009, no impairment was recorded.

We may be unable to maintain pricing on our core services.

As a result of pressures stemming from deteriorating market conditions and falling commodity prices, we entered 2009 with rapidly dropping pricing. Although pricing began to increase in the first quarter or 2010, pricing is still near the lows of mid-2009. We have and will likely continue to face pricing pressure from our customers and our competitors. The inability to improve our pricing from the currently depressed levels, or the further deterioration of our pricing, will have a material negative impact on our financial position, operating results, and cash flows.

Industry capacity may adversely affect our business.

As a result of the current worldwide economic downturn and decline in U.S. onshore exploration and production activities, demand in the industry generally is much lower than in the past which also means that neither we nor our competitors are utilizing significant portions of our respective rig fleets and related equipment. Lower utilization of our fleet has led to reduced pricing for our services. Capacity that exceeds current demand in the industry has further exacerbated the pricing pressure for our services. Although oilfield service companies are not likely to add significant new capacity under current market conditions, in light of current market conditions, the excess capacity could cause us to experience continued pressure on the pricing of our services and our utilization. This could have a material negative impact on our financial position, operating results, and cash flows.

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

Our long-term business strategy is based in part upon the continued expansion of our fleet through the purchase of new well servicing rigs, vacuum trucks, and related equipment. In order to continue to implement our long-term business strategy, we will be required to expend substantial sums for any such purchases. We expect to pay for these capital expenditures through cash flow from operations, short-term equipment vendor financings, and other financings permitted under our indentures. To continue to fund future growth, including making additional capital expenditures to purchase additional equipment and, over the longer term, to remain competitive, we may need to obtain additional financings, some of which may be secured, and/or to raise capital through the sale of additional debt or equity securities. Our ability to obtain financing or to access the capital markets for future offerings may be limited by the restrictive covenants in our indentures and future debt agreements, by our future financial condition, and by adverse market conditions resulting from, among other things, general economic conditions and contingencies and uncertainties beyond our control.

In light of the current market conditions, we anticipate minimal capital expenditures in 2010. If market conditions persist in their current depressed state, we may be unable to implement our long term business strategy of expanding our fleet, which could have an adverse effect on the results of future operations.

The indentures governing the Second Priority Notes and the First Priority Notes impose significant operating and financial restrictions on us that may prevent us from pursuing certain business opportunities and restrict our ability to operate our business.

The indentures governing the Second Priority Notes and the First Priority Notes contain covenants that restrict our ability to take various actions, such as

•	incurring or guaranteeing additional indebtedness or issuing disqualified capital stock;

•	creating or incurring liens;

•	engaging in business other than our current business and reasonably related extensions thereof;

•	making loans and investments;

•	paying certain dividends, distributions, redeeming subordinated indebtedness or making other restricted payments;

•	incurring dividend or other payment restrictions affecting certain subsidiaries;

•	transferring or selling assets;

•	entering into transactions with affiliates;

•	making capital expenditures;

•	entering into sale/lease-back transactions;

•	consummating a merger, consolidation or sale of all or substantially all of our assets; and

•	moving assets outside of the United States.

The restrictions contained in the indentures could also limit our ability to plan for or react to market conditions, meet capital needs or otherwise restrict our activities or business plans and adversely affect our ability to fund our operations, enter into acquisitions or to engage in other business activities that would be in our interest.

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

Our success is dependent upon our key management, technical and field personnel, especially John E. Crisp, our President and Chief Executive Officer, Charles C. Forbes, our Executive Vice President and Chief Operating Officer. Any loss of the services of any one of such officers or a sufficient number of other employees could have a material adverse effect on our business and operations. Our ability to expand our services is dependent upon our ability to attract and retain additional qualified employees. The ability to secure the services of additional personnel may be constrained in times of strong industry activity.

Our customer base is concentrated within the oil and natural gas production industry and loss of a significant customer could cause our revenue to decline substantially.

We served in excess of 985 customers for the year ended December 31, 2009. For this same time period, our largest customer comprised approximately 11.7% of our combined revenues, our five largest customers comprised approximately 37.7% of our combined revenues, and our top ten customers comprised approximately 49.8% of our combined revenues. Although we have been continually expanding our market base and adding new customers since inception, these customers currently represent a large portion of our combined revenues. The loss of our top customer or of several of our top customers would adversely affect our revenues and results of operations. We may be able to replace customers lost with other customers, but there can be no assurance that lost revenues could be replaced in a timely manner, with the same margins or at all.

We will continue to incur significant costs as a result of being obligated to comply with Securities Exchange Act reporting requirements, the Sarbanes-Oxley Act, Canadian reporting requirements and indenture covenants, and our management will be required to devote substantial time to compliance matters.

Under our indenture, we are required to comply with several covenants, including requirements to maintain liens on collateral, deliver certain opinions and certificates, and file reports under the Securities Exchange Act of 1934, as amended, with the Securities and Exchange Commission, or the SEC. In addition, the Sarbanes-Oxley Act of 2002, as well as rules subsequently implemented by the SEC, has imposed various requirements on public companies, including the establishment and maintenance of effective disclosure controls and procedures, internal controls and corporate governance practices. We are also required to comply with the rules and regulations applicable to public companies in Canada and to file reports with the Canadian securities administrators. Accordingly, we will continue to incur significant legal, accounting and other expenses. Our management and other personnel will continue to devote a substantial amount of time and resources to comply with these requirements. These rules and regulations will increase our legal and financial compliance costs.

The Sarbanes-Oxley Act of 2002 requires, among other things, that we maintain effective internal controls for financial reporting and disclosure. Based on our most recent evaluation of internal control over financial reporting, management has disclosed to its auditors and the audit committee significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect our ability to record, process, summarize and report financial information. We have concluded that our internal control over financial reporting is not effective. We expect to continue to incur significant expense and devote substantial management effort toward ensuring compliance in particular with Section 404. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, if we identify possible future deficiencies in our internal controls in addition to the ones discussed below that are deemed to be material weaknesses or if we fail to adequately address existing and future deficiencies, we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would entail expenditure of additional financial and management resources.

We face several risks relating to material weaknesses in our internal control over financial reporting.

In connection with the preparation of the Forbes Group’s consolidated financial statements for the year ended December 31, 2009, we identified control deficiencies that constituted material weaknesses in the design and operation of our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses were present at December 31, 2009.

•

We did not maintain an appropriate accounting and financial reporting organizational structure to support the activities of the Forbes Group. Specifically, we did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training to ensure the proper selection, application and implementation of GAAP. This resulted in errors during the quarters ended March 31, 2009; June 30, 2009; and September 30, 2009; which were corrected during the quarter ended December 31, 2009.

•

We did not design or maintain effective controls over the recording of revenue and expenses in our Mexico operations. Specifically, effective controls were not designed and in place to ensure that revenues and expenses were recorded at the correct amounts in the appropriate period. This resulted in errors during the quarters ended March 31, 2009; June 30, 2009; and September 30, 2009; which were corrected during the quarter ended December 31, 2009.

•

The Company did not design and maintain effective controls over the review of the accuracy and completeness of the income tax provision. This material weakness resulted in the Forbes Group restating its unaudited condensed consolidated financial statements issued and filed for the quarters ended June 30, 2008 and September 30, 2008.

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

Our ability to continue to provide well maintenance services depends on our continued access to salt water disposal wells. Four of our 18 salt water disposal wells are located on the premises of third parties who have not entered into a written lease with us. We do not maintain written surface leases or right of way agreements with these third parties and we are therefore dependent on the relationships we maintain with them. Failure to maintain relationships with these third parties could impair our ability to access and maintain the applicable salt water disposal wells and any well servicing equipment located on their property. If that occurred, we would increase the levels of fluid injection at our remaining salt water disposal wells. However, our permits to inject fluid into the salt water disposal wells is subject to maximum pressure limitations and if multiple salt water disposal wells became unavailable, this might adversely impact our operations.

We extend credit to our customers which presents a risk of non-payment.

A substantial portion of our accounts receivable are with customers involved in the oil and natural gas industry, whose revenues may be affected by fluctuations in oil and natural gas prices. Collection of these receivables could be influenced by economic factors affecting this industry. We do not have significant exposure to any individual customer other than our top customer, which accounted for approximately 11.7% of the revenues for the year ended December 31, 2009.

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

Climate change legislation or regulations restricting emissions of “greenhouse gases” could result in increased operating costs and reduced demand for our services.

The U.S. Congress has been actively considering legislation to reduce the emissions of certain gases, commonly referred to as “greenhouse gases,” including carbon dioxide and methane, which according to certain scientific studies, might contribute to the warming of the Earth’s atmosphere and other climatic changes. On June 26, 2009, the U.S. House of Representatives passed the American Clean Energy and Security Act of 2009, or ACESA, which, would establish an economy-wide cap-and-trade program to reduce U.S. emissions of these greenhouse gases. ACESA would require a 17% reduction in greenhouse gas emissions from 2005 levels by 2020 and just over an 80% reduction of such emissions by 2050. Under this legislation, the EPA would issue a capped and steadily declining number of tradable emissions allowances to major sources of greenhouse gas emissions so that such sources could continue to emit greenhouse gases into the atmosphere. These allowances would be expected to escalate significantly in cost over time. ACESA would impose increasing costs on the combustion of carbon-based fuels such as oil and natural gas. The U.S. Senate has begun work on its own legislation for restricting domestic greenhouse gas emissions and President Obama has indicated his support of legislation to reduce greenhouse gas emissions through an emission allowance system. Although it is not possible at this time to predict when the Senate may act on climate change legislation or how any bill passed by the Senate would be reconciled with ACESA, any future federal laws or implementing regulations that may be adopted to address greenhouse gas emissions could adversely affect demand for our services by reducing demand for the oil and natural gas produced by our customers. Such legislation could also increase our operating costs.

In addition, on December 7, 2009, the EPA announced its finding that emissions of greenhouse gases presented an endangerment to human health and the environment. These findings by the EPA allow the agency to proceed with the adoption and implementation of regulations that would restrict emissions of greenhouse gases under existing provisions of the federal Clean Air Act. In late September 2009, the EPA proposed two sets of regulations in anticipation of finalizing its endangerment finding that would require a reduction in emissions of greenhouse gases from motor vehicles and, also, could trigger permit review for greenhouse gas emissions from certain stationary sources. In addition, on October 30, 2009, the EPA published a final rule requiring the reporting of greenhouse gas emissions from specified large greenhouse gas emission sources in the United States beginning in 2011 for emissions occurring in 2010. Although these initial regulations may not require material reporting for our or our customers’ equipment and facilities, additional EPA regulations expected to be adopted in 2010 could require reporting of greenhouse gas emissions for our equipment and facilities and the equipment and facilities of our customers, possibly beginning in 2012 for emissions occurring in 2011.

The adoption and implementation of any regulations imposing reporting obligations on, or limiting emissions of greenhouse gases from, our equipment and operations and the equipment and operations of our customers could require us to incur increased operating costs and could adversely affect demand for crude oil and natural gas produced by our customers, which would adversely affect demand for our services. The potential increase in the costs of our operations and the operations of our customers could include additional costs to operate and maintain equipment and facilities, install new emission controls on equipment and facilities, acquire allowances to authorize greenhouse gas emissions, pay any taxes related to greenhouse gas emissions and administer and manage a greenhouse gas emissions program. While we may be able to include some or all of such increased operating costs in the rates we charge for our services, any recovery of such costs is uncertain.

Even if such legislation is not adopted at the national level, a number of states, acting either individually or through multi-state regional initiatives, have already begun implementing legal measures to reduce emissions of greenhouse gases. While no such legislation is currently being considered in Texas, many of our customers operate nationally and would be adversely affected by the requirements of such legislation. Any one of these climate change regulatory and legislative initiatives could have a material adverse effect on our business, financial condition and results of operations.

Significant physical effects of climatic change, if they should occur, have the potential to damage oil and natural gas facilities, disrupt production activities and could cause us or our customers to incur significant costs in preparing for or responding to those effects.

In an interpretative guidance on climate change disclosures, the SEC indicates that climate change could have an effect on the severity of weather (including hurricanes and floods), sea levels, the arability of farmland, and water availability and quality. If any such effects were to occur, they could have an adverse effect on our assets and operations or the assets and operations of our customers. We may not be able to recover through insurance some or any of the damages, losses or costs that may result should the potential physical effects of climate change occur. Unrecovered damages and losses incurred by our customers could result in decreased demand for our services.

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

We recently began international operations in Mexico. We may continue to grow our business in Mexico. Foreign operations are subject to various risks, including the risk of war, civil disturbances and governmental activities that may limit or disrupt markets, restrict the movement of funds or result in the deprivation of contract rights or the taking of property without fair compensation. In Mexico our operations may be subject to additional risks associated with Mexico’s political relations with the United States, currency values and exchange controls, prevailing worker wages, the ability to identify, hire, train and retain qualified personnel and operating management in Mexico, difficulty in enforcing agreements due to differences in the Mexican legal and regulatory regimes compared to those of the United States, communication and translation errors due to language barriers, our ability to maintain the legal authority of the Company to own and operate its business in Mexico, and our compliance with Mexican laws and regulations governing the operation and taxation of our business and the import and export of our equipment. These risks could adversely affect the results of our future operations.

Our operations in Mexico are subject to risks associated with contract bidding.

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

As of March 26, 2010, John E. Crisp, Charles C. Forbes and Janet L. Forbes owned 11.6%, 11.9%, and 11.1%, respectively, of our capital stock. Our principal equity investors may transfer their interests in us or engage in other business combination transactions with a third party that could result in a change in ownership or a change of control of us. Any transfer of an equity interest in us or a change of control could affect our governance. We cannot be certain that our equity investors will not sell, transfer or otherwise modify their ownership interest in us, whether in transactions involving third parties or other investors, nor can we predict how a change of equity investors or change of control would affect our operations or business.

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

In addition, conflicts of interest may arise between us and one or more of our principal equity investors when we are faced with decisions that could have different implications for us and our principal equity investors. Although our bye-laws provide certain procedural protections and require that any business combination (as defined therein) between us and an interested shareholder (as defined therein) be approved by the board of directors and 66 2/3% of our outstanding voting shares, this does not address all conflicts of interest that may arise. For example, our principal equity investors and their affiliates are not prohibited from competing with us. Because our principal equity investors control us, conflicts of interest arising because of competition between us and a principal equity investor could be resolved in a manner adverse to us. It is possible that there will be situations where our principal equity investors’ interests are in conflict with our interests, and our principal equity investors acting through the board of directors or through our executive officers could resolve these conflicts in a manner adverse to us.

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

Location	Date in Service	Service Offering
South Texas
Alice – truck location	9/1/2003	Fluid Logistics
Alice – rig location	9/1/2003	Well Servicing
Freer	9/1/2003	Fluid Logistics
Laredo	10/1/2003	Fluid Logistics
San Ygnacio	4/1/2004	Fluid Logistics
Goliad	8/1/2005	Fluid Logistics
Bay City	9/1/2005	Fluid Logistics
Edna	2/1/2006	Well Servicing/Fluid Logistics
Three Rivers	8/1/2006	Fluid Logistics
Carrizo Springs	12/1/2006	Fluid Logistics
Edinburg	11/30/2007	Fluid Logistics

West Texas
Ozona	3/1/2006	Well Servicing/Fluid Logistics
San Angelo	7/1/2006	Well Servicing/Fluid Logistics
Monahans	8/31/2007	Well Servicing/Fluid Logistics
Odessa	9/30/2007	Well Servicing/Fluid Logistics
Big Spring	10/15/2007	Well Servicing/Fluid Logistics
Big Lake	7/16/2008	Well Servicing/Fluid Logistics
Andrews	8/27/2008	Well Servicing

East Texas
Marshall	12/1/2005	Fluid Logistics
Carthage	3/1/2007	Well Servicing
Kilgore	11/1/2007	Well Servicing/Fluid Logistics
Liberty	5/1/2008	Well Servicing
Nacogdoches	6/5/2008	Fluid Logistics
Franklin	2/1/2009	Fluid Logistics

North Texas
Godley	2/15/2008	Well Servicing

Mississippi
Baxterville	3/20/2008	Well Servicing

Mexico
Poza Rica	12/01/2008	Well Servicing

Pennsylvania
Washington	7/9/2009	Well Servicing

Item 3.	Legal Proceedings

There are no pending material legal proceedings, and the Forbes Group is not aware of any material threatened legal proceedings, to which the Forbes Group is a party or to which its property is subject, other than in the ordinary course of business.

Item 4.	Reserved

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Shares

Our common shares began trading on the Toronto Stock Exchange, or TSX under the symbol “FRB.TO” immediately after the completion of our initial public offering in Canada on May 29, 2008. The following table sets forth, for the periods indicated, the high and low sales prices reported in Canadian dollars as reported on the TSX for our common shares for the years ended December 31, 2009 and 2008 beginning with such date.

	High		Low
Fiscal Year 2009:
First Quarter	CDN $	1.82	CDN $	0.34
Second Quarter	CDN $	1.37	CDN $	0.73
Third Quarter	CDN $	1.15	CDN $	0.51
Fourth Quarter	CDN $	1.08	CDN $	0.75
Fiscal Year 2008:
Second Quarter (beginning May 29, 2008)	CDN $	7.99	CDN $	6.70
Third Quarter	CDN $	7.90	CDN $	3.65
Fourth Quarter	CDN $	3.73	CDN $	1.30

As of March 26, 2010, the last reported sales price of our common shares on the TSX was CDN $0.61 per share. As of March 26, 2010, there were 39 stockholders of record of our common shares. All common shares held in street name are recorded in the Company’s stock register as being held by one stockholder.

We have reserved 5,220,000 shares for issuance under our incentive compensation plan.

Dividend Policy

Our indentures limit the payment of dividends, other than dividends payable solely in our capital stock. To date, we have not paid cash dividends on our common shares, and currently intend to retain earnings for the development and growth of our business. Future decisions to pay cash dividends will be at the discretion of the board of directors and will depend upon our results of operations, financial condition and capital expenditure plans and restrictive covenants under our indentures, along with other relevant factors.

Unregistered Sales of Equity Securities

In October 2008, FES Ltd completed a U.S. private placement of 7,966,500 of its common shares at a price per share of CDN $4.00 for an aggregate purchase price in the amount of USD $30,000,000 based on the exchange rate between U.S. dollars and Canadian dollars then in effect of $1.00 to CDN$1.0622. The Company received net proceeds of USD $29,841,637, after legal fees and other offering costs of $238,028. Such common shares were sold in reliance on exemptions from registration provided by Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder and were issued on October 22, 2008.

In December 2009, FES Ltd completed a Canadian public offering and simultaneous U.S. private placement of 21,562,500 of its common shares at a price per share of CDN $0.80 for gross proceeds of USD $16,260,232 (CDN $17,250,000) based on the exchange rate between U.S. dollars and Canadian dollars then in effect of $1.00 to CDN$0.94. Offering costs including underwriter commission, accounting, and legal fees amounted to USD $1,332,527 for net proceeds to the company of USD $14,927,705. As part of this offering, 750,000 shares were sold to U.S. residents in private placement in reliance on exemptions from registration provided by Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder and were issued on December 22, 2009.

Item 6.	Selected Financial Data

The statement of operations data for the years ended December 31, 2009, 2008, and 2007, and the balance sheet data as of December 31, 2009 and 2008, have been derived from our audited consolidated/combined financial statements included elsewhere in this Annual Report on Form 10-K. The statement of operations data for the years ended December 31, 2006 and 2005, and the balance sheet data as of December 31, 2007, 2006 and 2005 have been derived from our audited combined financial statements not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of results to be expected for any future period. The data presented below have been derived from financial statements that have been prepared in accordance with accounting principles generally accepted in the United States and should be read with our financial statements, including notes, and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(dollars in thousands)
Statement of Operations Data:
Revenues:
Well servicing	$106,097	$189,980	$103,601	$58,574	$24,022
Fluid logistics	109,823	170,949	103,405	74,141	36,799

Total revenues	215,920	360,929	207,006	132,715	60,821

Expenses:
Well servicing	96,826	128,614	60,570	32,453	16,346
Fluid logistics	87,263	117,940	69,887	49,620	23,684
General and administrative	21,229	17,700	8,824	6,026	2,747
Depreciation and amortization	39,472	33,724	15,342	7,410	3,771
Impairment of goodwill	—	4,364	—	—	—

Total expenses	244,790	302,342	154,623	95,509	46,548

Operating income (loss)	(28,870)	58,587	52,383	37,206	14,273
Other income (expense):
Interest expense, net	(26,919)	(25,798)	(8,343)	(5,074)	(2,182)
Other income (expense)	1,314	38	237	141	(28)

Income (loss) before income taxes	(54,475)	32,827	44,277	32,273	12,063
Income tax expense (benefit) (1)	(25,144)	(62,574)	(683)	—	—

Net income (loss)	$(29,331)	$(29,748)	$43,594	$32,273	$12,063

Loss per share of Common Stock
Basic and diluted	$(0.47)	$(0.65)

	Year Ended December 31,
	2009	2008	2007	2006	2005
Operating Data:
Well servicing rigs (end of periods)	171	170	101	43	17
Rig hours	273,395	378,657	180,700	90,941	44,086
Heavy trucks (end of period) (2)	366	370	262	179	119
Trucking hours	863,506	1,115,593	711,171	514,082	251,511
Salt water disposal wells (end of period)	18	14	14	9	6
Locations (end of period)	28	27	18	12	7
Frac tanks (end of period)	1,369	1,370	951	568	241

(1)	On May 29, 2008, in connection with the Bermuda Reorganization, the Forbes Group became a taxable entity, which resulted in $52.8 million of income tax expense that was recorded as a one-time, deferred income tax charge to recognize the conversion to a taxable entity. Prior to that time, the entities comprising the Forbes Group were flow through entities for federal income tax purposes and the only tax obligations of the entity were the Texas margin tax which was applicable after June 29, 2007.
(2)	Includes vacuum trucks, high pressure pump trucks and other heavy trucks.

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(dollars in thousands)
Balance Sheet Data:
Cash and cash equivalents	$28,425	$23,469	$5,209	$7,650	$3,264
Property and equipment, net	308,560	330,951	204,132	92,131	46,786
Total assets	457,432	482,801	259,995	128,518	66,369
Total long-term debt	214,465	205,378	107,458	56,188	33,470
Total liabilities	310,925	324,383	189,536	89,718	55,103
Shareholders’ equity/Members’ equity/Partners’ capital	146,507	158,418	70,459	38,801	11,266

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

FES Ltd, and its domestic subsidiaries, FES LLC, FES CAP, CCF, TES, STT, and FEI, are headquartered in Alice, Texas and conduct business primarily in the state of Texas. On October 15, 2008, FES LLC and FEI formed FES Mexico Subsidiary, a Mexican limited liability company (sociedad de responsabilidad limitada de capital variable), to conduct operations in Mexico. On December 3, 2008, Forbes Energy Services Mexico Servicios de Personal, S. de R.L de C. V., a Mexican limited liability company, was formed to provide employee services to FES Mexico Subsidiary, and on June 8, 2009, FES LTD formed a branch in Mexico. The Mexican branch of FES Ltd and the two Mexican limited liability companies are hereinafter referred to, collectively, as FES Mexico.

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

We are an independent oilfield services contractor that provides a wide range of well site services to oil and natural gas drilling and producing companies to help develop and enhance the production of oil and natural gas. These services include fluid hauling, fluid disposal, well maintenance, completion services, workovers and recompletions, plugging and abandonment, and tubing testing. Our operations are concentrated in the major onshore oil and natural gas producing regions of Texas, with an area of operation in each of Baxterville, Mississippi; Washington, Pennsylvania; and Poza Rica, Mexico.

We currently conduct our operations through the following two business segments:

•

Well Servicing. Our well servicing segment comprised 49.1% of consolidated revenues for the year ended December 31, 2009. At December 31, 2009, our well servicing segment utilized our modern fleet of 171 owned or leased well servicing rigs, which included 162 workover rigs and 9 swabbing rigs, and related assets and equipment. These assets are used to provide (i) well maintenance, including remedial repairs and removal and replacement of downhole production equipment, (ii) well workovers, including significant downhole repairs, re-completions and re-perforations, (iii) completion and swabbing activities, and (iv) plugging and abandoning services. In addition, we have a fleet of 6 tubing testing units that are used to conduct pressure testing of oil and natural gas production tubing.

•

Fluid Logistics. Our fluid logistics segment comprised 50.9% of consolidated revenues for the year ended December 31, 2009. Our fluid logistics segment utilized our fleet of owned or leased fluid transport trucks and related assets, including specialized vacuum, high-pressure pump and tank trucks, frac tanks, water wells, salt water disposal wells and facilities, and related equipment. These assets are used to provide, transport, store, and dispose of a variety of drilling and produced fluids used in, and generated by, oil and natural gas production. These services are required in most workover and completion projects and are routinely used in daily operations of producing wells.

We believe that our two business segments are complementary and create synergies in terms of selling opportunities. Our multiple lines of service allow us to capitalize on our existing customer base to grow within existing markets, generate more business from existing customers, and increase our operating profits. By offering our customers the ability to reduce the number of vendors they use, we believe we help improve our customers’ efficiency. This is demonstrated by the fact that 69.0% of our revenues for the year ended December 31, 2009 were from customers that utilized services of both of our business segments. Further, by having multiple service offerings that span the life cycle of the well, we believe we have a competitive advantage over smaller competitors offering more limited services.

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

Workover Rig Rates

Our well servicing segment revenues are dependent on the prevailing market rates for workover rigs. Market day rates for workover rigs increased from 2003 through the first half of 2008, as high oil and natural gas prices and declining domestic production resulted in a substantial growth of drilling activity and demand for workover services that are used primarily to maintain or enhance production levels of existing producing wells. In the second half of 2008 and 2009, we have experienced declines in demand and significant pricing pressure that are a result of the general economic decline and, more specifically, the precipitous decline in oil prices and natural gas. These pricing pressures have resulted in our granting significant price decreases to our customers during the year ended December 31, 2009.

Fluid Logistics Rates

Our fluid logistics segment revenues are dependent on the prevailing market rates for fluid transport trucks and the related assets, including specialized vacuum, high-pressure pump and tank trucks, frac tanks and salt water disposal wells. Prior to the general economic decline that commenced in the latter half of 2008, higher oil and natural gas prices resulted in growing demand for drilling and our services and, since the decline, lower oil and natural gas prices have resulted in reduced demand for drilling and our services. Required disposal of fluids produced from wells and the increased number of wells in service through the first half of 2008 led to a higher demand for fluid logistics services. In the second half of 2008 and in 2009, fluid logistics rates have been under significant downward pressure resulting in significant price decreases to our customers.

Operating Expenses

Prior to the general economic decline, a strong oil and natural gas environment resulted in a higher demand for operating personnel and oilfield supplies and caused increases in the cost of those goods and services. In the second half of 2008 and 2009, a weaker oil and natural gas environment has resulted in lower demand for operating personnel and oilfield supplies which has allowed us to decrease our costs, thereby offsetting a portion of the price decreases granted to our customers. Additionally, fuel costs, which comprise a substantial portion of our operating expenses, increased substantially over the last few years and in particular in the first half of 2008 before declining in late 2008 and throughout the year 2009. Future earnings and cash flows will be dependent on our ability to manage our overall cost structure and either maintain our existing prices or obtain price increases from our customers.

General and Administrative Expenses

Due to our substantial growth, we increased our professional staff, expenses for information technology, accounting, rent, entertainment and third-party professional fees in each of 2009, 2008 and 2007, when compared to the prior year, which has resulted in increased general and administrative costs.

Capital Expenditures and Debt Service Obligations

As a general matter, our capital expenditures to maintain our assets have been relatively limited. We have incurred indebtedness to invest in new assets to grow our business. As a result, the indebtedness we incurred for our capital expenditures has significantly increased our debt service obligations. The majority of the net proceeds of the issuance of our $205 million 11% senior secured notes, or the Second Priority Notes, were used to repay indebtedness incurred on capital expenditures. Most of our new assets have been acquired through bank borrowings, short-term equipment vendor financings, cash flows from operations and other permitted financings. In the near term, we expect our capital expenditures will be limited and subject to the constraints of the covenants under our indentures. As of March 25, 2010, we had cash and cash equivalents on hand of $10.0 million.

Operating Income Margins

The well servicing segment typically has had higher operating income margins along with higher capital expenditures when compared with the fluid logistics segment, which has had lower operating margins but also lower capital expenditure requirements. However, with the recent industry downturn, we have experienced less margin pressure on our fluid logistics segment relative to the well servicing segment, which has resulted in substantially higher margins in the fluid logistics segment.

Presentation

The following discussion and analysis is presented on a consolidated/combined basis to reflect the results of operations and financial condition of the Forbes Group. This financial information is presented on a combined basis as of and for the year ended December 31, 2007, because the operating subsidiaries were under common management prior to the Delaware Reorganization (as defined below). The financial information as of and for the years ended December 31, 2008 and 2009 is presented on a consolidated basis for FES LLC and its subsidiaries from and after January 1, 2008 to May 28, 2008, because of the completion of the reorganization in which FES LLC, a Delaware limited liability company, became the parent of the operating subsidiaries (the “Delaware Reorganization”) and on a consolidated basis for FES Ltd and its subsidiaries from and after May 29, 2008, because of the completion of the reorganization in which FES Ltd, a Bermuda corporation, became the direct parent of FES LLC and, as a result, the indirect parent of the operating subsidiaries (the “Bermuda Reorganization”).

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

Results of Operations

Comparison of Years Ended December 31, 2009 and December 31, 2008

Revenues. For the year ended December 31, 2009, revenues decreased by $145.0 million, or 40.2%, to $215.9 million when compared to the same period in the prior year. During the fourth quarter 2008 and during 2009 we experienced declines in demand and significant pricing pressure that is a result of the general economic decline.

Well Servicing — Revenues from the well servicing segment decreased $83.9 million for the year, or 44.2% to $106.1 million compared to the prior year. The decrease was largely due to the decreased demand for oil and natural gas and the decline in oil and natural gas prices which resulted in a reduced demand for our well services. Of the decrease, 65.0% was due to a reduction in hours worked with the remaining 35.0% due to customer price reductions. A decrease in hours of 27.8% between the two periods resulted in a drop in utilization from 86.0% for the year ended December 31, 2008 to 49.0% for the year ended December 31, 2009. Rates also decreased 21.0% for the year ended December 31, 2009 as compared with the year ended December 31, 2008. We had 171 well servicing rigs available as of December 31, 2009, compared to 170 well servicing rigs at December 31, 2008, a 0.6% increase. Of the 171 rigs available as of December 31, 2009, 11 were allocated to Mexico operations. Of the 160 in the U.S. at December 31, 2009, utilization was approximately 48.0% due to the general industry decline. Of the 11 allocated to Mexico operations, utilization was approximately 90.9%.

Fluid Logistics — Revenues from the fluid logistics segment for the year ended December 31, 2009 decreased $61.1 million, or 35.8%, to $109.8 million compared to the prior year, as a result of the general industry decline in pricing and activity. Of this decrease, approximately 63.0% was due to a reduction in hours worked with the remaining approximately 37.0% due to customer price reductions. A decrease in hours of approximately 23% between the two years resulted in a drop in utilization from approximately 100% for the year ended December 31, 2008 to approximately 69% for the year ended December 31, 2009. Rates also decreased approximately 17% for the year ended December 31, 2009 as compared with the year ended December 31, 2008. Our principal fluid logistics assets at December 31, 2009 and December 31, 2008 were as follows:

	As of December 31,		% Increase
Asset	2009	2008	(Decrease)
Vacuum trucks	290	294	(1.36)%
High-pressure pump trucks	19	19	0.0%
Other heavy trucks	57	57	0.0%
Frac tanks (includes leased)	1,369	1,370	(0.07)%
Salt water disposal wells	18	14	28.6%

Operating Expenses. Our operating expenses decreased to $184.1 million for the year ended December 31, 2009, from $246.5 million for the year ended December 31, 2008, a decrease of $62.4 million or 25.3%. Operating expenses as a percentage of revenues were 85.3% for the year ended December 31, 2009, compared to 68.3% for the year ended December 31, 2008. This increase in operating expense as a percentage of our revenues is generally attributable to lower utilization of our equipment, and a significant reduction in the rates we are able to invoice our customers, which has been partially offset by reductions in labor costs (rates and hours) and fuel price decreases, as discussed below.

Well Servicing — Operating expenses from the well servicing segment decreased by $31.8 million, or 24.7%, to $96.8 million. Well servicing operating expenses as a percentage of well servicing revenues were 91.3% for the year ended December 31, 2009, compared to 67.7% for the year ended December 31, 2008, a decrease of 23.6%. This can be attributed primarily to a decrease of approximately 21.0% in average billing rates per well service rig between the two periods. In addition to declining rates from our customers, average well service rig utilization decreased to 49.0% for the year ended December 31, 2009 from 86.0% for the year ended December 31, 2008. Rent expenses increased by $3.8 million primarily due to an additional well service equipment operating leases entered into during 2008. Product & chemicals, repairs & maintenance, freight charges, and property taxes and also increased by $5.5 million, $1.6 million, $1.6 million and $0.3 million, respectively. Our bad debts expense increased by $1.2 million related to bad debts in Mexico created as a result of collectibility issues, which was offset by a decrease of $0.2 million in bad debts expense in the U.S. Product and chemicals, freight charges, and professional fees all increased due to operations in Mexico. Labor costs decreased by $24.9 million or 36.1% as a result of headcount and pay reductions throughout the company. The employee count at December 31, 2009 was 896, as compared with 977 employees as of December 31, 2008. Other expenses that decreased included supplies and parts, fuel and oil expense, insurance, out of town expense, contract labor, auto and truck, safety, professional fees–other and uniforms decreased by $7.1 million, $4.0 million, $3.4 million, $3.3 million, $1.0 million, $0.6 million, $0.5 million $0.4 and $0.4 million, respectively. These decreases were the result of more aggressive cost management and declining product costs. The changes in expenses and decreases in revenues were in line with management’s expectations and were consistent with the rapidly changing industry.

Fluid Logistics — Operating expenses from the fluid logistics segment decreased by $30.7 million, or 26.0%, to $87.3 million. Fluid logistics operating expenses as a percentage of fluid logistics revenues were 79.5% for the year ended December 31, 2009, compared to 69.0% for the year ended December 31, 2008. This is primarily attributable to a decrease in average utilization of 63.0% and 37.0% decline in average customer billing rates that are a result of the general economic decline. The decrease in fluid logistics operating expenses of $30.7 million was due in large part to a decrease in fuel costs of $10.5 million, or 40.3%, for the year ended December 31, 2009, when compared to the same period in the prior year due to fuel price decreases of 36.6%. Fuel cost as a percentage of revenues was 14.1% and 15.2% for the year ended December 31, 2009 and 2008, respectively. Labor costs decreased by $10.2 million, or 27.0% to $28.1 million as result of workforce headcount decreases and pay reductions throughout the company. Labor costs as a percentage of revenues were 27.6% and 24.3% for the year ended December 31, 2009 and 2008, respectively. The employee count at December 31, 2009 was 706, as compared with 1,331 employees as of December 31, 2008. Product and chemical cost decreased $3.7 million, or 36.6%, for the year ended December 31, 2009, when compared to the prior year due to the lower demand for drilling and well services driven by the decrease of oil and natural gas prices. Product and chemical cost as a percentage of revenues was 5.9 % and 6.0% for the year ended December 31, 2009 and 2008, respectively. Contract services cost decreased $2.4 million, or 51.1%

to $2.3 million. Contract services cost as percentage of fluid logistics revenues were 2.1% for the year ended December 31, 2009, compared to 2.8% for the year ended December 31, 2008 as a direct result of lower activity in the general industry. The remaining $3.9 million change is related to various expenses that were consistent with the lower activity of the business.

General and Administrative Expenses. General and administrative expenses from the consolidated operations increased by approximately $3.5 million, or 19.9%, to $21.2 million. General and administrative expense as a percentage of revenues were 9.8% and 4.9% for the year ended December 31, 2009 and 2008, respectively. The change in percentage is primarily the result of the significant decrease in revenues. Professional fees for accounting and legal services increased by $2.4 million primarily related to the costs associated with obtaining a consent from our bond holders, establishing operations in Mexico, and costs of public reporting. Mexico expenses increased by an additional $1.6 million (excluding certain federal taxes) as the Mexico location became fully operational in 2009. A portion of these expenses where one-time expenses related to the start-up of our Mexico location. The Company had an increase in non-cash, stock-based compensation expense of $1.0 million related to stock options issued in May 2008 upon the initial public offering of the company’s common stock. Wages, and various other expenses decreased by approximately $0.8 million, and $0.1 million, respectively, due to the decrease in activity.

Depreciation and Amortization. Depreciation and amortization expenses increased by $5.9 million, or 17.5%, to $39.6 million, primarily due to new equipment acquired throughout 2008 that incurred a full year of depreciation in 2009, and to a lesser extent, due to new equipment acquired in 2009. Capital expenditures incurred for the year ended December 31, 2009 were $16.3 million compared to $142.0 million for the year ended December 31, 2008.

Interest and Other Expenses. Interest and other expenses were $25.6 million in the year ended December 31, 2009, compared to $25.8 million in the year ended December 31, 2008. This decrease was due in part to the repurchase of bonds in the first quarter of 2009.

Income Taxes. We recognized income tax expense of $62.6 million for the year ended December 31, 2008 due to FES Ltd becoming subject to U.S. federal taxes on May 29, 2008 as a result of our Bermuda Reorganization. Prior to that time, the entities comprising the Forbes Group were flow through entities for federal income tax purposes and the only income tax obligation of the Forbes Group was the Texas margin tax. We recognized an income tax benefit of $25.1 million for the year ended December 31, 2009 with an effective rate of 46.2%. The difference between the statutory rate of 35% and the effective rate relates to bonus depreciation on fixed assets prior to the Bermuda Reorganization which was not taken during the preparation of the 2008 tax returns for tax planning purposes.

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

General and Administrative Expenses. General and administrative expenses from the combined operations for the year ended December 31, 2008 increased by approximately $8.9 million, or 100.6%, to $17.7 million when compared to the year ended December 31, 2007. Wages and professional fees increased approximately $6.1 million and $2.1 million, respectively, for the year ended December 31, 2008 compared to the year ended December 31, 2007. The increase in administrative cost is also related to the substantial growth which resulted in the need to increase professional staff.

Depreciation and Amortization. Depreciation and amortization expenses increased by $18.4 million, or 119.8%, to $33.7 million in 2008 because of the new equipment acquired in 2007 and 2008 and increased basis in fixed assets in connection with the Delaware Reorganization effective January 1, 2008. Capital expenditures for the year ended December 31, 2008, were $142.0 million compared to $127.4 million for the year ended December 31, 2007.

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

Interest and Other Expenses. Interest and other expenses were $25.8 million in the year ended December 31, 2008, compared to $8.3 million in the year ended December 31, 2007. The increase is due to increases in our outstanding debt balances from $100.4 at December 31, 2007 to $212.2 at December 31, 2008. Substantially all of the interest expense incurred in both periods was due to the incurrence of debt to finance the purchase of additional equipment.

Income Taxes. On May 29, 2008, in connection with the Bermuda Reorganization, the Forbes Group became subject to federal income tax, which resulted in an income tax expense of $62.6 million for the year ended December 31, 2008. Prior to that time, the entities comprising the Forbes Group were flow through entities for federal income tax purposes and the only income tax obligation of the Forbes Group was the Texas margin tax.

Liquidity and Capital Resources

Overview

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The accompanying report of our independent registered public accounting firm includes a “going concern” explanatory paragraph that expresses substantial doubt about the Company’s ability to continue as a going concern.

We project, based on current market conditions, that additional funding of approximately $15 million will be required during 2010 in order to meet our working capital requirements, including the interest payments of $12.1 million due August 15, 2010 under our indentures, and our required repurchase of an additional $6.6 million in cash of our Second Priority Notes by the end of the second quarter of 2010. We anticipate meeting these requirements by effecting an appropriate financing or other transaction that would provide additional cash resources. The Company is actively evaluating various such transactions and has received a proposal for a sale lease-back transaction relating to certain equipment. To-date, however, a transaction has not been finalized and there can be no assurance that such a financing or any other such transaction can be consummated on acceptable terms, given current market conditions. If a transaction is not completed, we project that we will not have sufficient cash resources to make our required interest payments under our indentures, which will allow all our indebtedness under our indentures to be accelerated. Such acceleration would have a material adverse effect on our business, financial condition, results of operations, and cash flows.

The financial statements do not include any adjustments that might result from the outcome of uncertainty regarding the Company’s ability to raise additional capital, sell assets, or otherwise obtain sufficient funds to meet its obligations.

As discussed in Note 8 of our Notes to Consolidated Financial Statements, we repaid and terminated our revolving credit facility with Citibank, N.A., or the Credit Facility, using the proceeds from the issuance of the First Priority Notes. Notwithstanding the termination of the Credit Facility, the indenture governing our Second Priority Notes, or the Second Priority Indenture, and the newly executed indenture governing our First Priority Notes, or the First Priority Indenture, and the debt outstanding thereunder impose significant restrictions on us and increase our vulnerability to adverse economic and industry conditions that could limit our ability to obtain additional or replacement financing. While the principal indebtedness of the First Priority Notes is not scheduled for repayment until August 2014, the Forbes Group is required to spend $6.6 million in cash to repurchase Second Priority Notes by June 30, 2010 after which no principal payments are due until February 2015. Our inability to satisfy certain obligations under these indentures, such as the payment of interest or the requirement to repurchase Second Priority Notes could constitute an event of default. An event of default could result in all or a portion of our outstanding debt becoming immediately due and payable. If this should occur, we might not be able to obtain waivers or secure alternative financing to satisfy all of our obligations simultaneously. Given current market conditions, our ability to access the capital markets or to consummate any asset sales might be restricted at a time when we would like or need to raise capital. In addition, the current economic conditions could also impact our customers and vendors and may cause them to fail to meet their obligations to us with little or no warning. These events could have a material adverse effect on our business, financial position, results of operations and cash flows and our ability to satisfy the obligations under our indentures.

Within certain constraints, we can conserve capital by reducing or delaying capital expenditures, deferring non-regulatory maintenance expenditures and further reducing operating and administrative costs. However, we do not project this would be adequate to meet our cash requirements for 2010.

We have historically funded our operations, including capital expenditures, with bank borrowings, vendor financings, cash flow from operations, the issuance of our Second Priority Notes, and First Priority Notes and the proceeds from our Initial Equity Offering, our October 2008 and December 2009 U.S. equity offering.

As of December 31, 2009, we had $226.9 million in debt outstanding (including the Second Priority Notes based on $199.8 million aggregate principal amount at an issue price of 97.635% of par and the First Priority Notes based on $20 million aggregate principal amount at an issue price of 100% of par).

As of December 31, 2009, we had $28.4 million in cash and cash equivalents, $214.5 million in long-term debt outstanding, $12.4 million in short-term debt outstanding, and $7.5 million of short-term equipment vendor financings for well servicing rigs and other equipment included in accounts payable. Our $12.4 million of short-term debt consisted of $6.75 million to be used to repurchase Second Priority Notes pursuant to a covenant entered into in connection with previous consent, $1.7 million payable to an equipment lender under various installment notes, and $4.0 million payable to First Insurance Funding related to financing of our insurance premiums. Our $7.5 million of vendor financing was comprised of $7.1 million payable to our well service rig and vacuum trailer supplier, with the balance due to several smaller vendors. In the year ended December 31, 2009, we incurred $16.3 million in capital expenditures, which included equipment related to rigs (primarily for our Mexico operations), saltwater disposal wells and pickup trucks. We financed these purchases with cash flow from operations, and certain short-term vendor financings.

As of December 31, 2008, we had $23.5 million in cash and cash equivalents, $205.4 million in long-term debt outstanding, $6.8 million in short-term debt outstanding, and $21.2 million of short-term (less than six months) equipment vendor financings for well servicing rigs and other equipment. Our $6.8 million of short-term debt consisted of $1.6 million payable to an equipment lender under various installment notes, $2.0 million payable to bond holders and $3.2 million payable to First Insurance Funding related to financing or our insurance premiums. In the year ended December 31, 2008, we incurred $142.0 million in capital expenditures, which included well service equipment, heavy trucks, vacuum trucks and trailers, pickups, and related equipment. We financed these purchases with cash flow the net proceeds of two equity offerings, the net proceeds from our bond offering, cash flow from operations, and certain short-term vendor financings.

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

Cash Flows from Operating Activities

Net cash provided by operating activities totaled $15.4 million for the year ended December 31, 2009, compared to net cash provided by operating activities of $65.2 million for the year ended December 31, 2008, a decrease of $49.8 million. The most significant reason for the decrease in net cash flow was a decrease in pre-tax earnings of $87.3 million between the two periods. This decrease was offset by additional cash flow generated from a decrease in accounts receivable of $7.9 million at December 31, 2009 as compared to an increase of $28.9 million at December 31, 2008. The balance of the change was generated through changes in various working capital accounts.

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

Cash Flows Used in Investing Activities

Net cash used in investing activities for the year ended December 31, 2009 amounted to $37.7 million compared to $176.9 million for the year ended December 31, 2008. The significant capital expenditures in 2008 were reflective of the expansion of business during 2008. Capital expenditures for the year ended December 31, 2009 were primarily for Mexico operations and payment for capital expenditures incurred in prior periods that were included in accounts payable at December 31, 2008.

Net cash used in investing activities increased to $176.9 million for the year ended December 31, 2008, compared to $68.2 million for the year ended December 31, 2007. This increase was primarily the result of payments of vendor equipment financings and payment for additional equipment purchases.

Cash Flows from Financing Activities

Net cash provided by financing activities decreased to $27.3 million for the year ended December 31, 2009, compared to $129.9 million for the year ended December 31, 2008. The primary financing activities in 2009 related to draws under our Credit Facility, the issuance of the First Priority Notes and the equity offering conducted in December 2009. Additional borrowings amounted to $32.0 million and $226.8 million for the years ended December 31, 2009 and 2008, respectively. The 2009 borrowings were primarily related to the offering of the First Priority Notes in October 2009 and advances under the Credit Facility. These borrowings were offset by debt repayments of $15.0 million and $128.3 million for the years ended December 31, 2009 and 2008, respectively.

        Net cash provided by financing activities increased to $129.9 million for the year ended December 31, 2008, compared to $19.2 million for the year ended December 31, 2007, primarily due to the offering of the Second Priority Notes, the Initial Equity Offering, and the $30 million U.S. private placement of our common shares completed in October 2008. Additional borrowings amounted to $226.8 million and $58.8 million for the years ended December 31, 2008 and 2007, respectively. The 2008 borrowings were primarily related to the offering of the Second Priority Notes in February 2008. These borrowings were offset by debt repayments of $128.3 million and $27.4 million for the years ended December 31, 2008 and 2007, respectively.

Second Priority Notes

On February 12, 2008, we issued an aggregate of $205.0 million of 11.0% Second Priority Notes. The notes are our senior secured obligations. The notes are and will be guaranteed on a senior secured basis by each of our existing and future domestic restricted subsidiaries. The Second Priority Notes and the guarantees are secured by second priority liens on substantially all of our assets, subject to certain exceptions and permitted liens. The Second Priority Notes are subject to redemption and to requirements that we offer to purchase the Second Priority Notes upon a change of control, following certain asset sales, and if we have excess cash flow for any fiscal year. The Second Priority Indenture governing the Second Priority Notes limits our and our restricted subsidiaries’ ability to, among other things, transfer or sell assets; pay dividends; redeem subordinated indebtedness; make investments or make other restricted payments; incur or guarantee additional indebtedness or issue disqualified capital stock; make capital expenditures that exceed certain amounts; create, incur or suffer to exist liens; incur dividend or other payment restrictions affecting certain subsidiaries; consummate a merger, consolidation or sale of all or substantially all of our assets; enter into transactions with affiliates; designate subsidiaries as unrestricted subsidiaries; engage in a business other than a business that is the same or similar to our current business and reasonably related businesses; and take or omit to take any actions that would adversely affect or impair in any material respect the liens in respect of the collateral securing the Second Priority Notes.

First Priority Notes

On October 2, 2009, FES LLC and FES CAP issued to Goldman, Sachs & Co. $20 million in aggregate principal amount of First Priority Notes in a private placement in reliance on an exemption from registration under the Securities Act of 1933, as amended. After offering expenses, the Forbes Group realized net proceeds of approximately $18.8 million which was used to repay and terminate its Credit Facility with Citibank, N.A. The First Priority Notes mature on August 1, 2014, and require semi-annual interest payments on February 1 and August 1 of each year until maturity at a rate per annum, reset semi-annually, equal to the greater of four percent or six month LIBOR, plus 800 basis points. The interest rate is currently 12%. No principal payments are due until maturity. The First Priority are senior obligations and rank equally in right of payment with other existing and future senior indebtedness, including the Second Priority Notes, and senior in right of payment to any subordinated indebtedness that may be incurred by the Forbes Group in the future.

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

The First Priority Indenture contains certain covenants similar to those in the Second Priority Indenture, including provisions that limit or restrict the Forbes Group’s and certain future subsidiaries’ abilities to incur additional debt; to create, incur or permit to exist certain liens on assets; to make payments on certain subordinated indebtedness; to pay dividends or certain other payments to equity holders; to engage in mergers, consolidations or other fundamental changes; to change the nature of its business; to engage in transactions with affiliates or to make capital expenditures in excess of certain amounts based on the year in which such expenditures are made. The First Priority Indenture also provides for certain limitations and restrictions on the Forbes Group’s ability to move collateral outside the United States or dispose of assets. These covenants are subject to a number of important limitations and exceptions. Further, each of the First Priority Indenture and Second Priority Indenture provides for events of default, which, if any of them occur, would, in certain circumstances, permit or require the principal, premium, if any, and interest on all the then outstanding First Priority Notes or Second Priority Notes, respectively, to be due and payable immediately. Additionally, in certain circumstances an event of default under the First Priority Indenture would cause an event of default under the cross-default provision of the Second Priority Indenture and vice versa. The rights of the trustee and collateral agent under the First Priority Indenture vis-à-vis the trustee and collateral agent under the Second Priority Indenture are governed by an intercreditor agreement among the Forbes Group, Wilmington Trust FSB, the trustee and collateral agent under the First Priority Indenture, and Wells Fargo Bank, National Association, the trustee and collateral agent under the Second Priority Indenture.

There are no significant restrictions on FES Ltd’s ability or the ability of any guarantor to obtain funds from its subsidiaries by such means as a dividend or loan. See Note 16 for consolidating information required by Rule 3-10 of Regulation S-X.

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

Equity Offerings Subsequent to the Initial Equity Offering

In October 2008, FES Ltd completed a U.S. private placement of 7,966,500 of its common shares at a price per share of CDN $4.00 for an aggregate purchase price in the amount of USD $30,000,000 based on the exchange rate between U.S. dollars and Canadian dollars then in effect of $1.00 to CDN$1.0622. The Company received net proceeds of USD $29,841,637 after legal fees and other offering costs of $238,028.

On December 22, 2009, FES Ltd completed a Canadian public offering and simultaneous U.S. private placement of 21,562,500 of its common shares at a price per share of CDN $0.80 for gross proceeds of USD $16,260,232 (CDN $17,250,000), based on the exchange rate between U.S. dollars and Canadian dollars then in effect of $1.00 to CDN $0.94. Offering costs including underwriter commission, auditors and legal fees amounted to USD $1,332,527 for net proceeds to the company of USD $14,927,705. Of the total shares offered, 750,000 shares were sold to U.S. residents in private placement in reliance on exemption from registration.

Contractual Obligations and Financing

The table below provides estimated timing of future payments for which we were obligated as of December 31, 2009.

Actual	Total	1 Year or Less	2-3 Years	4-5 Years	More than 5 years
	(in thousands)
Maturities of long-term debt, including current portion	$230,349	$12,433	$3,803	$21,113	$193,000
Operating lease commitments	23,215	6,826	11,630	4,759	—
Interest on long-term debt	124,803	25,157	49,167	41,649	8,830

Total	$378,367	$44,416	$64,600	$67,521	$201,830

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

Estimated Depreciable Lives

A substantial portion of our total assets is comprised of equipment. Each asset included in equipment is recorded at cost and depreciated using the straight-line method, which deducts equal amounts of the cost of such assets from earnings every year over the asset’s estimated economic useful life. As a result of these estimates of economic useful lives, net equipment as of December 31, 2009 totaled $308.6 million which represented 67.5% of total assets. Depreciation expense for the year ended December 31, 2009 totaled $36.6 million which represented 15.0% of total operating expenses. Given the significance of equipment to our financial statements, the determination of an asset’s economic useful life is considered to be a critical accounting estimate. The estimated economic useful life is monitored by management to determine its continued appropriateness.

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

Allowance for Doubtful Accounts

The determination of the collectability of amounts due from our customers requires us to use estimates and make judgments regarding future events and trends, including monitoring our customers’ payment history and current credit worthiness to determine that collectability is reasonably assured, as well as consideration of the overall business climate in which our customers operate. Inherently, these uncertainties require us to make frequent judgments and estimates regarding our customers’ ability to pay amounts due to us in order to determine the appropriate amount of valuation allowances required for doubtful accounts. Provisions for doubtful accounts are recorded when it becomes evident that the customer will not make the required payments at either contractual due dates or in the future. At December 31, 2009 and 2008, allowance for doubtful accounts totaled $5.3 million, or 10.1%, and $2.8 million, or 3.9%, of accounts receivable, respectively. We believe that our allowance for doubtful accounts is adequate to cover potential bad debt losses under current conditions; however, uncertainties regarding changes in the financial condition of our customers, either adverse or positive, could impact the amount and timing of any additional provisions for doubtful accounts that may be required. A five percent change in the allowance for doubtful accounts would have had an impact on income from continuing operations before income taxes of approximately $0.3 million in 2009.

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

Income Taxes

As of May 29, 2008, in conjunction with the Initial Equity Offering and the related Bermuda Reorganization, the Forbes Group became subject to U.S. federal income tax. For the period ended December 31, 2009, the Forbes Group had an income tax benefit of $25.1 million compared to $62.6 million in federal income tax expense as of December 31, 2008. For the years ended December 31, 2009 and 2008, $-0- and $1.0 million in state tax expense was recorded, respectively. As of December 31, 2009 and 2008, $36.6 million and $62.1 million in deferred U.S. federal income tax was reflected in the FES Ltd’s balance sheet, respectively.

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

Self-Insured Risk Accruals

We are self-insured up to retention limits with regard to workers’ compensation and medical coverage of our employees. We have limits for workers’ compensation of $1,000,000 for bodily injury per accident and $1,000,000 per each claim for disease. The medical coverage has a $125,000 deductible per individual plus a $235,000 aggregate specific deductible. Deductibles for automobile liability and general liability are $-0- per occurrence. We maintain accruals in our consolidated balance sheets related to self-insurance retentions by using third-party actuarial data and historical claims history.

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

The Company adopted FASB Accounting Standards Codification Topic 805, “Business Combinations” “(ASC 805)” which significantly changed the accounting for and reporting of business combination transactions. This standard was effective for the Company for business combination transactions for which the acquisition date was on or after January 1, 2009. No business combination transactions occurred during the year ended December 31, 2009.

The Company adopted FASB Accounting Standards Codification Topic 350-30 “Determining the Useful Life of Intangible Assets” “(ASC 350-30)” on January 1, 2009. ASC 350-30 amended the factors to be considered in determining the useful life of intangible assets. Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure such asset’s fair value. The adoption of ASC 350-30 did not have a material impact on the Company’s financial statements.

In April 2009, the FASB issued Accounting Standards Codification Topic 825-10-65 “Financial Instruments – Overall – Transition and Open Effective Date Information” “(ASC 822-10-65)”, which would amend ASC 825-10 and ASC 270-10 to require disclosure of the fair value of financial instruments in interim financial statements as well as annual financial statements. In addition, entities would be required to disclose the method and significant assumptions used to estimate the fair value of financial instruments. This guidance became effective for interim and annual periods ending after June 15, 2009.

In May 2009, the FASB issued Accounting Standards Codification Topic 855-10 “Subsequent Events“ “(ASC 855-1)”, which provides guidance on management’s assessment of subsequent events. This standard establishes principles and requirements for disclosure of subsequent events. It establishes the period after the balance sheet date during which events or transactions are to be evaluated for potential disclosure. It also establishes the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date.

Subsequent Events

Subsequent events have been evaluated through the date of the filing of this Form 10-K, and the Forbes Group determined there were none requiring disclosure.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

In addition to the risks inherent in our operations, we are exposed to financial, market and economic risks. Changes in interest rates may result in changes in the fair market value of our financial instruments, interest income and interest expense. Our financial instruments that are exposed to interest rate risk are long-term borrowings. The following discussion provides information regarding our exposure to the risks of changing interest rates and fluctuating currency exchange rates.

Our primary debt obligations are the outstanding Second Priority Notes and, as of October 2, the First Priority Notes. Changes in interest rates do not affect interest expense incurred on our Second Priority Notes as such notes bear interest at fixed rates. However, changes in interest rates would affect their fair values. In general, the fair market value of debt with a fixed interest rate will increase as interest rates fall. Conversely, the fair market value of debt will decrease as interest rates rise. A hypothetical change in interest rates of 10% relative to interest rates as of December 31, 2009 would have no impact on our interest expense for the Second Priority Notes.

The First Priority Notes have a variable interest rate and, therefore, are subject to interest rate risk. A 100 basis point increase in interest rates on our variable rate debt would result in approximately $200,000 in additional annual interest expense after exceeding the interest rate floor of 12%.

Historically, we have not been exposed to significant foreign currency fluctuation; however, as we have expanded operations in Mexico, we have become exposed to certain risks typically associated with foreign currency fluctuation as we collect revenues and pay expenses in Mexico in the local currency. Nevertheless, as of December 31, 2009, a 10% unfavorable change in the Mexican Peso-to-U.S. Dollar exchange rate would not materially impact our consolidated balance sheet. To date, we have not taken any action to hedge against any foreign currency rate fluctuations; however, we continually monitor the currency exchange risks associated with conducting foreign operations.

We have not entered into any derivative financial instrument transactions to manage or reduce market risk or for speculative purposes.

Item 8.	Consolidated/Combined Financial Statements and Supplementary Data

Index To Financial Statements

Forbes Energy Services Ltd and Subsidiaries (A/K/A The “Forbes Group”)

Consolidated/Combined Financial Statements

Item 8A.	Reports of Independent Registered Public Accounting Firms

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Forbes Energy Services Ltd.

Alice, TX

We have audited the accompanying consolidated balance sheet of Forbes Energy Services, Ltd and Subsidiaries as of December 31, 2009 and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Forbes Energy Services Ltd and Subsidiaries at December 31, 2009, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered losses from operations and will need to obtain additional financing in 2010 to stay in compliance with obligations on the Second Priority Notes and First Priority Notes. These circumstances raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO Seidman, LLP

March 31, 2010

Houston, TX

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Shareholders of Forbes Energy Services Ltd:

In our opinion, the consolidated balance sheet and the related consolidated statements of operations, changes in shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Forbes Energy Services Ltd and its subsidiaries (the “ Successor Company”) at December 31, 2008, and the results of their operations and their cash flows for the year ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Successor Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

March 31, 2009

Houston, Texas

To the Board of Directors and

Shareholders of Forbes Energy Services, Ltd:

In our opinion, the combined statements of operations, of changes in members’ equity and of cash flows present fairly, in all material respects, the results of the operations and cash flows of Forbes Energy Services LLC. and its subsidiaries and affiliates (the “Predecessor Company”) for the year ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Predecessor Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

April 8, 2008

Houston, Texas

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)

Consolidated Balance Sheets

	December 31, 2009	December 31, 2008
Assets
Current assets
Cash and cash equivalents	$28,425,367	$23,469,067
Restricted cash	2,932,279	—
Accounts receivable–trade, net of allowance of $5.3 million and $2.8 million for 2009 and 2008, respectively	52,765,601	69,095,522
Accounts receivable – related parties	168,940	97,672
Accounts receivable – other	5,159,324	605,925
Prepaid expenses	3,857,527	5,266,256
Other current assets	879,167	1,108,846

Total current assets	94,188,205	99,643,288
Property and equipment, net	308,559,885	330,951,116
Other intangible assets, net	36,598,781	39,459,977
Deferred financing costs, net	11,453,830	12,709,207
Restricted cash	6,560,225	—
Other assets	71,970	37,803

Total assets	$457,432,896	$482,801,391

Liabilities and Shareholders’ Equity
Current liabilities
Current portions of long-term debt	$12,432,900	$6,811,802
Accounts payable – trade	23,375,729	28,653,204
Accounts payable – related parties	899,102	277,154
Income taxes payable	—	1,005,872
Accrued interest payable	8,928,970	8,488,560
Accrued expenses	14,201,278	11,699,652

Total current liabilities	59,837,979	56,936,244
Long-term debt, less unamortized discount on senior secured notes and current portions of long-term debt	214,465,329	205,378,040
Deferred tax liability	36,622,111	62,068,620

Total liabilities	310,925,419	324,382,904

Commitments and contingencies (Note 11)
Shareholders’ equity
Preference shares, $.01 par value, 10,000,000 shares authorized, -0- issued and outstanding at December 31, 2009 and December 31, 2008	—	—
Common shares, $.01 par value, 450,000,000 shares authorized, 54,173,700 and 32,611,200 shares issued and outstanding at December 31, 2009 and 2008, respectively	541,737	326,112
Class B shares, $.01 par value, 40,000,000 shares authorized, 29,500,000 shares issued and outstanding at December 31, 2009 and 2008	295,000	295,000
Additional paid-in capital	183,880,128	166,676,054
Accumulated deficit	(38,209,388)	(8,878,679)

Total shareholders’ equity	146,507,477	158,418,487

Total liabilities and shareholders’ equity	$457,432,896	$482,801,391

The accompanying notes are an integral part of these consolidated financial statements.

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)

Consolidated/Combined Statements of Operations

	Years Ended December 31,
	Successor- Consolidated		Predecessor- Combined
	2009	2008	2007

Revenues
Well servicing	$106,097,280	$189,980,242	$103,600,928
Fluid logistics	109,822,640	170,949,057	103,405,487

Total revenues	215,919,920	360,929,299	207,006,415

Expenses
Well servicing	96,825,911	128,614,600	60,570,743
Fluid logistics	87,263,351	117,940,153	69,887,441
General and administrative	21,228,819	17,700,341	8,823,299
Depreciation and amortization	39,471,755	33,724,218	15,341,906
Goodwill impairment	—	4,363,369	—

Total expenses	244,789,836	302,342,681	154,623,389

Operating income (loss)	(28,869,916)	58,586,618	52,383,026
Interest expense, net	(26,918,517)	(25,797,663)	(8,342,652)
Other income, net	1,313,857	37,947	236,583

Income (loss) before taxes	(54,474,576)	32,826,902	44,276,957
Income tax expense (benefit)	(25,143,867)	62,574,492	683,291

Net income(loss)	$(29,330,709)	$(29,747,590)	$43,593,666

Loss per share of common stock (Note 13)
Basic and diluted	$(0.47)	$(0.65)	—
Weighted average number of shares outstanding
Basic and diluted	62,642,878	45,894,557	—
Pro forma earnings per share (Note 13)
Basic and diluted	—	$0.37	$0.52
Pro forma weighted average number of shares outstanding
Basic and diluted	—	55,994,843	54,144,700

The accompanying notes are an integral part of these consolidated/combined financial statements.

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)

Consolidated/Combined Statements of Changes in Shareholders’/Members’ Equity

Total Members’ Equity
Balance December 31, 2006	$38,800,732
Net income	43,593,666
Distributions	(11,935,131)

Balance December 31, 2007	$70,459,267

			Additional		Total	Total
	Capital Stock		Paid-In	Accumulated	Members’	Shareholders’
	Shares	Amount	Capital	Deficit	Equity	Equity
Balance December 31, 2007	—	—	—	—	$70,459,267	—

January 1, 2008 Delaware reorganization – conversion of CCF	—	—	—	—	$35,603,182	$35,603,182
Acquisition of TES and STT	—	—	—	—	96,067,739	96,067,739
Distributions	—	—	—	—	(14,734,271)	(14,734,271)
Class B shares issued in connection with Bermuda Reorganization	29,500,000	295,000	95,772,739	20,868,911	(116,936,650)	—
Common shares issued in Initial Equity Offering, net	24,644,700	246,447	39,691,348	—	—	39,937,795
Additional common shares issued	7,966,500	79,665	29,761,972	—	—	29,841,637
Stock-based compensation	—	—	1,449,995	—	—	1,449,995
Net loss	—	—	—	(29,747,590)	—	(29,747,590)

Balance December 31, 2008	62,111,200	621,112	166,676,054	(8,878,679)	—	158,418,487
Stock-based compensation	—	—	2,491,994	—	—	2,491,994
Net loss	—	—	—	(29,330,709)	—	(29,330,709)
Common shares issued in equity offering, net	21,562,500	215,625	14,712,080	—	—	14,927,705

Balance December 31, 2009	83,673,700	$836,737	$183,880,128	$(38,209,388)	$—	$146,507,477

The accompanying notes are an integral part of these consolidated/combined financial statements.

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)

Consolidated/Combined Statements of Cash Flows

	Years Ended December 31,
	Successor- Consolidated		Predecessor- Combined
	2009	2008	2007
Cash flows from operating activities:
Net Income (loss)	$(29,330,709)	$(29,747,590)	$43,593,666
Adjustments to reconcile net income/(loss) to net cash provided by operating activities
Depreciation expense	36,715,074	30,863,020	15,341,906
Amortization expense	2,861,196	2,861,198	—
Amortization of Second Priority Notes OID	682,316	610,289	—
Stock-based compensation	2,491,994	1,449,995	—
Goodwill impairment	—	4,363,369	—
Deferred tax expense (benefit)	(25,446,509)	61,568,620	500,000
(Gain)/Loss on disposal of assets, net	(23,334)	682,851	36,836
(Gain) on extinguishment of debt	(1,421,750)	—	—
Bad debt expense	3,861,773	2,739,473	55,455
Amortization of deferred financing cost	2,078,765	5,976,131	253,935
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	7,914,749	(28,937,814)	(19,227,480)
Accounts receivable – related party	(71,268)	54,004	(151,676)
Prepaid expenses and other current assets	3,737,221	(1,908,610)	(1,342,487)
Accounts payable - trade	8,771,774	4,110,765	1,631,865
Accounts payable - related party	621,949	(3,154,547)	2,620,226
Accrued expenses	2,501,623	4,626,861	3,091,203
Income taxes payable	(1,005,872)	1,005,872	—
Accrued interest payable	440,410	8,046,179	178,361

Net cash provided by operating activities	15,379,402	65,210,066	46,581,810

Cash flows from investing activities:
Proceeds from sale of property and equipment	—	50,017	11,478
Restricted cash	(9,492,504)	—	—
Purchases of property and equipment	(30,024,471)	(176,940,028)	(68,234,687)
Insurance proceeds	1,783,832	—	—

Net cash used in investing activities	(37,733,143)	(176,890,011)	(68,223,209)

Cash flows from financing activities:
Payments for debt issuance costs	(1,236,638)	(16,502,030)	(1,653,208)
Proceeds from issuance of common stock	14,927,705	189,779,432	—
Purchase outstanding interest in Forbes Energy Services LLC	—	(120,000,000)	—
Proceeds from related party debt issuance	—	—	1,800,000
Repayments of related party debt	—	(7,048,075)	(431,000)
Proceeds from borrowings on debt	32,000,000	226,775,441	58,780,339
Repayments of debt	(14,966,026)	(128,330,830)	(27,359,891)
Purchase and Retirement of Second Priority Notes	(3,415,000)	—	—
Distributions to members	—	(14,734,271)	(11,935,131)

Net cash provided by financing activities	27,310,041	129,939,667	19,201,109

Net increase (decrease) in cash and cash equivalents	4,956,300	18,259,722	(2,440,290)
Cash and cash equivalents
Beginning of year	23,469,067	5,209,345	7,649,635

End of year	$28,425,367	$23,469,067	$5,209,345

The accompanying notes are an integral part of these consolidated/combined financial statements.

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)

Notes to Consolidated/Combined Financial Statements

1. Organization and Nature of Operations and Going Concern

Nature of Business

Forbes Energy Services Ltd. (“FES Ltd”) and its subsidiaries, Forbes Energy Services LLC (“FES LLC”), Forbes Energy Capital Inc. (“FES CAP”), C.C. Forbes, LLC (“CCF”), TX Energy Services, LLC (“TES”), Superior Tubing Testers, LLC (“STT”) and Forbes Energy International, LLC (“FEI”) are headquartered in Alice, Texas, and conduct business primarily in the state of Texas. On October 15, 2008, FES LLC and FEI formed Forbes Energy Services México, S. de R.L. de C.V. (“FES Mexico Subsidiary”), a Mexican limited liability company (sociedad de responsabilidad limitada de capital variable), to conduct operations in Mexico. On December 3, 2008, Forbes Energy Services Mexico Servicios de Personal, S. de R.L de C. V., a Mexican limited liability company, was formed to provide employee services to FES Mexico Subsidiary, and on June 8, 2009, FES LTD formed a branch in Mexico. The Mexican branch of FES Ltd and the two Mexican limited liability companies are hereinafter referred to, collectively, as FES Mexico.

As used in these consolidated financial statements, the “Company,” the “Forbes Group,” “we,” or “our” means FES Ltd and all subsidiaries on and after May 29, 2008 (the date of the Bermuda Reorganization (discussed below)); FES LLC and its subsidiaries from January 1, 2008 to May 28, 2008; CCF, TES and STT from June 29, 2007 to December 31, 2007; and C.C. Forbes, LLC, Texas Energy Services, L.P. and Superior Tubing Testers, L.P. prior to June 29, 2007. (In each case prior to January 1, 2008, referred to in the financial statements column head as “Predecessor”.)

The Forbes Group is an independent oilfield services contractor that provides a wide range of well site services to oil and natural gas drilling and producing companies to help develop and enhance the production of oil and natural gas. These services include fluid hauling, fluid disposal, well maintenance, completion services, workovers and recompletions, plugging and abandonment, and tubing testing. The Forbes Group’s operations are concentrated in the major onshore oil and natural gas producing regions of Texas, with an area of operation in each of Baxterville, Mississippi; Washington, Pennsylvania; and Poza Rica, Mexico.

FES LLC is a Delaware limited liability company formed effective January 1, 2008 to act as the holding company for the three wholly-owned operating companies, CCF, TES, and STT. In the reorganization (the “Delaware Reorganization”), ownership of each of such three operating subsidiaries comprising our business was transferred to FES LLC by their equity investors in exchange for equity interests in FES LLC. Although FES LLC was the legal acquirer in the Delaware Reorganization, CCF was considered the acquirer for accounting purposes. As a result of this determination, the net assets of CCF remain at their historical cost of $35.6 million and additional paid in capital of $1.5 million was presented separately similar to a change in reporting entity and a reorganization due to the change from a LLC to a corporation for the periods when the entities were under common control. Purchase accounting was applied to TES and STT. Consideration (in the form of FES LLC equity) was issued to purchase STT and TES in a business combination for approximately $94.5 million which was presented as additional paid in capital on the Consolidated Statement of Changes in Shareholders’/Members’ Equity. Amounts allocated to identifiable tangible and intangible assets acquired and liabilities assumed were based on valuations performed by third party appraisers. FES LLC allocated $14.5 million as a step-up in book value to property and equipment of TES, $4.4 million to goodwill, and $42.3 million to other intangible assets (see Note 4 regarding impairment writedown). Total value added to the assets and shareholders equity was $61.1 million as a result of the Delaware Reorganization. The amount of $96.0 million reported as “Acquisition of TES and STT” under “Total Members Equity” represents the $94.5 million associated with TES and STT in addition to the $1.5 million associated with historical contributions into CCF. This amount is reduced by $0.3 million ($295,000 par value of Class B shares) in arriving at the $95.7 million reported on the “Class B stock issued in connection with Bermuda Reorganization” line under “Additional Paid-In Capital”. Since FES LLC was the legal parent entity until May 29, 2008, the Company reported all equity activity under “Members’ Equity” on the Consolidated Statement of Changes in Members’/Shareholders’ Equity until the Bermuda Reorganization as disclosed below.

Members’ Equity

Delaware Reorganization	$35,603,182
Historical Equity of TES & STT	33,369,896
Historical Contributions – CCF	1,486,189

Opening Balance – January 1, 2008	70,459,267
Step-Up associated with TES & STT	61,211,654
Member distributions prior to conversion from LLC to C Corporation	(14,734,271)
Change of Parent from LLC to a C Corporation on May 29, 2008	(116,936,650)

Ending Balance of members’ equity – December 31, 2008	$—

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)

Notes to Consolidated/Combined Financial Statements—(Continued)

Additional Paid in Capital

Class B stock issued in exchange for membership interests in FES LLC:

Historical Equity of TES & STT	$33,369,896
Historical Contributions – CCF	1,486,189
Step-Up associated with TES	61,211,654
Less: Par Value of Class B shares	(295,000)

$95,772,739

The Pro Forma unaudited results summarized below reflect our consolidated Pro Forma results of operations for the year ended December 31, 2007 as if TES and STT were acquired January 1, 2007. These results include amortization of the intangibles other than goodwill that resulted from the reorganization. Depreciation on the stepped up basis in the assets of TES is also included. Federal income tax expense was calculated at an assumed rate of 35%.

Year Ended December 31 2007
Revenues	$207,006,415
Depreciation and amortization	20,703,122
Income before taxes	38,915,741
Net income	25,295,231

FES Ltd is a Bermuda corporation formed effective April 9, 2008 to act as the holding company for FES LLC and its subsidiaries. At the time of FES Ltd’s organization, 200 common shares were issued. On May 29, 2008, concurrent with the Initial Equity Offering, all of the members of FES LLC assigned 63% of their membership interests in FES LLC to FES Ltd in exchange for 29,500,000 shares of FES Ltd’s Class B non-voting stock. Upon consummation of the Initial Equity Offering, FES Ltd contributed $120 million cash as additional capital to FES LLC, and FES LLC used the funds to redeem the remaining outstanding membership interests held by the members of FES LLC, other than FES Ltd. The result was that FES LLC and its subsidiaries became wholly-owned subsidiaries of FES Ltd. The foregoing is referred to herein as the “Bermuda Reorganization.” This transaction was accounted for as a transaction between entities under common control and deemed to be effective for accounting purposes as of January 1, 2008.

On May 29, 2008, FES Ltd completed its Canadian initial public offering and simultaneous U.S. private placement of its common shares (the “Initial Equity Offering”). In the Initial Equity Offering, FES Ltd sold 24,644,500 common shares for CDN $7.00 per share. The common shares are listed on the Toronto Stock Exchange under the symbol FRB.TO. Gross proceeds from the Initial Equity Offering were CDN $172,511,500 (USD $173,920,254) and net proceeds from the Initial Equity Offering after expenses were CDN $162,465,730 (USD $163,792,449).

Common stock issued in connection with Initial Equity Offering:

Gross Proceeds in US dollars	$173,920,254
Less: 6% commission	(10,127,805)

Net proceeds received after commission	163,792,449
Purchase outstanding membership interest in FES LLC	(120,000,000)
Less: Stock issuance costs	(3,854,654)
Less: Par value of common stock	(246,447)

$39,691,348

The net proceeds from this issuance after purchase of FES LLC membership interests, commissions and issuance costs were $39,937,795 which is the sum of the Capital Stock amount of $246,447 ($.01 par value of the 24,644,700 common shares) and the Additional Paid-In Capital amount of $39,691,348 reported on the Consolidated Statement of Changes in Members’/Shareholders’ Equity.

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)

Notes to Consolidated/Combined Financial Statements—(Continued)

Equity Offerings Subsequent to the Initial Equity Offering

In October 2008, FES Ltd completed a U.S. private placement of 7,966,500 of its common shares at a price per share of CDN $4.00 for an aggregate purchase price in the amount of USD $30,000,000 based on the exchange rate between U.S. dollars and Canadian dollars then in effect of $1.00 to CDN$1.0622. The Company received net proceeds of USD $29,841,637 after legal fees and other offering costs of $238,028.

On December 22, 2009, FES Ltd completed a Canadian public offering and simultaneous U.S. private placement of 21,562,500 of its common shares at a price per share of CDN $0.80 for gross proceeds of USD $16,250,232 (CDN $17,250,000), based on the exchange rate between U.S. dollars and Canadian dollars then in effect of $1.00 to CDN $0.94. Offering costs including underwriter commission, accounting, and legal fees amounted to USD $1,332,527 for net proceeds to the company of USD $14,927,705. Of the total shares offered, 750,000 shares were sold to U.S. residents in private placement in reliance on exemption from registration.

Going Concern

The projected consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As shown in the accompanying financial statements, the Forbes Group experienced a net loss of $29.3 million for the year ended December 31, 2009 and is facing obligations in 2010 in excess of its existing sources of liquidity, which raises substantial doubt about the Company’s ability to continue as a going concern. We project, based on current market conditions, that additional funding approximately of $15 million will be required during 2010 in order to meet our working capital requirements, including the interest payments of $12.1 million due August 15, 2010 under our indentures, and the repurchase of an additional $6.6 million in cash of 11% Senior Secured Notes (the “Second Priority Notes”) prior to the end of the second quarter of 2010. We anticipate meeting these requirements by obtaining additional financing. The Company is actively evaluating various such transactions and has received a proposal for a sale lease-back transaction relating to certain equipment. To-date, however, a transaction has not been finalized and there can be no assurance that such a financing or any other such transaction can be consummated on acceptable terms, given current market conditions. If a transaction is not completed, we project that we will not have sufficient cash resources to make our required interest payments under our indentures, which will allow all our indebtedness under our indentures to be accelerated. Such acceleration would have a material adverse effect on our business, financial condition, results of operations, and cash flows.

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

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)

Notes to Consolidated/Combined Financial Statements—(Continued)

3. Summary of Significant Accounting Policies

Principles of Consolidation

The Forbes Group’s consolidated financial statements as of and for the year ended December 31, 2008 and 2009 include the accounts of FES Ltd and all of its wholly owned, direct and indirect, and consolidated subsidiaries from May 29, 2008 to December 31, 2009, and FES LLC and all of its wholly owned and consolidated subsidiaries from January 1, 2008 through May 28, 2008. All significant intercompany balances and transactions have been eliminated in the consolidation.

Principles of Combination

The Forbes Group’s combined financial statements for the period ended on December 31, 2007 include the accounts of CCF, TES, STT, and their predecessor partnerships, as they were under common control. All significant intercompany balances and transactions have been eliminated in the combination.

Use of Estimates

The preparation of consolidated financial statements in conformity with Accounting Principles Generally Accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated balance sheets and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates. Management believes that these estimates and assumptions provide a reasonable basis for the fair presentation of the consolidated/combined financial statements.

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

The Forbes Group recognizes revenue when services are performed, collection of the relevant receivables is probable, persuasive evidence of an arrangement exists, and the price is fixed or determinable. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 605-45 “Principal Agent Considerations” (“ASC 605-45”) revenues are presented net of any sales taxes collected by the Forbes Group from its customers that are remitted to governmental authorities.

Income Taxes

The Forbes Group was not subject to federal income tax until May 29, 2008 upon completion of the Initial Equity Offering and related Bermuda Reorganization. Prior to May 29, 2008, all income, losses, credits and deductions of the Forbes Group were passed through to the members. Subsequent to May 29, 2008 and in conjunction with the initial public offering of FES Ltd’s common shares and the related Bermuda Reorganization, the Forbes Group became subject to U.S. federal income tax. As part of this reorganization, in 2008 $52.8 million in deferred U.S. federal income taxes was recorded as income tax expense in accordance with Financial Accounting Standards ASC Topic 740 “Income Taxes,” which required that the tax effect of recognizing deferred tax items upon a change in tax status be included in 2008 operations.

Effective May 29, 2008 the Forbes Group recognized deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using statutory tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rate is recognized in the period that includes the statutory enactment date. A valuation allowance for deferred tax assets is recognized when it is more likely than not that the benefit of deferred tax assets will not be realized.

Cash and Cash Equivalents

The Forbes Group considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)

Notes to Consolidated/Combined Financial Statements—(Continued)

Restricted Cash

Restricted cash is serving as collateral for certain outstanding letters of credit. $2.9 million of restricted cash is reflected in current assets on our balance sheet as it collateralizes our short-term insurance notes. $6.6 million is classified as a long-term asset as it collateralizes certain long-term bonds issued pursuant to a customer contract.

Functional Currencies

The consolidated financial statements are presented in dollars, which is the Company’s functional and presentation currency. All entities have US dollars as their functional currency. Any gains or losses that arose from currency translation are immaterial.

Earnings per Share

The Company presents basic and diluted earnings per share (EPS) data for its common shares. Basic EPS is calculated by dividing the net income attributable to shareholders of the Company by the weighted average number of common shares outstanding during the period. Diluted EPS is determined by adjusting the profit or loss attributable to shareholders and the weighted average number of common shares outstanding for the effects of all dilutive potential common shares, which comprise options granted to employees. Class B shares are treated as common for basic and diluted purposes.

Fair Value of Financial Instruments

The following is a summary of the carrying amounts and estimated fair values of our financial instruments as of December 31, 2009 and 2008. Fair value is defined as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

Cash and cash equivalents, restricted cash, trade accounts receivable, accounts receivable-related parties, accounts payable and accrued expenses: These carrying amounts approximate fair value because of the short maturity of these instruments. The carrying amount of our First Priority Notes approximates fair value due to the fact that the underlying instruments include provisions to adjust interest rates.

	December 31, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
11.0% Second Priority Notes	$199,750	$185,768	$205,000	$113,800

The fair value of our Second Priority Notes is based upon the quoted market prices at December 31, 2009 and December 31, 2008.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable is based on earned revenues. The Forbes Group provides an allowance for doubtful accounts, which is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. Provisions for doubtful accounts are recorded when it becomes evident that the customer will not make the required payments at either contractual due dates or in the future. At December 31, 2009 and 2008, the allowance for doubtful accounts totaled $5.3 million and $2.8 million, respectively.

The following is a rollforward of the allowance for doubtful accounts

Balance as of January 1, 2007	$—
Provision	55,455
Bad debt write-off	—

Balance as of December 31, 2007	55,455
Provision	2,739,473
Bad debt write-off	(38,523)

Balance as of December 31, 2008	2,756,405
Provision	3,861,773
Bad debt write-off	(1,292,501)

Balance as of December 31, 2009	$5,325,677

Property and Equipment

Property and equipment are recorded at cost. Improvements or betterments that extend the useful life of the assets are capitalized. Expenditures for maintenance and repairs are charged to expense when incurred. The costs of assets retired or otherwise disposed of and the related accumulated depreciation are eliminated from the accounts in the period of disposal. Gains or losses resulting from property disposals are credited or charged to operations currently. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets. Depreciation expense was $36.6, $30.9 and $14.9 as December 31, 2009, 2008, and 2007, respectively. For tax purposes, property and equipment are depreciated under appropriate methods prescribed by the Internal Revenue Code of 1986, as amended, and the regulations promulgated thereunder.

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)

Notes to Consolidated/Combined Financial Statements—(Continued)

Goodwill and Other Intangibles

Goodwill results from business acquisitions and represents the excess of acquisition costs over the fair value of the net assets acquired. We account for goodwill and other intangible assets under the provisions of ASC Topic 350 “Intangibles – Goodwill and Other” (“ASC 350”). Goodwill and other intangible assets not subject to amortization are tested for impairment annually as of December 31, or more frequently if events or changes in circumstances indicate that the asset might be impaired. ASC 350 requires a two-step process for testing impairment. First, the fair value of each reporting unit is compared to its carrying value to determine whether an indication of impairment exists. If impairment is indicated, then the fair value of the reporting unit’s goodwill is determined by allocating the unit’s fair value to its assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. The amount of impairment for goodwill is measured as the excess of its carrying value over its fair value. As discussed in Note 4, $4.4 million of goodwill was recorded in connection with the Delaware Reorganization effective January 1, 2008. An impairment charge of $4.4 million was recorded in the fourth quarter of 2008 which reduced the goodwill in our balance sheet to zero as of December 31, 2008.

Impairments

In accordance with ASC Topic 360 “Property, Plant and Equipment” (“ASC 360”), long-lived assets, such as property, and equipment, and finite-lived intangibles subject to amortization, are reviewed for impairment at a minimum annually, or whenever, in management’s judgment events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of such assets to estimated undiscounted future cash flows expected to be generated by the assets. Expected future cash flows and carrying values are aggregated at their lowest identifiable level. If the carrying amount of such assets exceeds their estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of such assets exceeds the fair value of the assets. The Forbes Group regularly evaluated its asset group (other than goodwill) in accordance with ASC 360 which resulted in no impairment for the years ended December 31, 2009, 2008 and 2007.

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

Deferred Financing Costs

Deferred financing costs are amortized over the period of the loan agreement on an effective interest basis, as a component of interest expense. For the twelve months ended December 31, 2009, 2008, 2007 amortization of deferred financing costs was $2.1 million, $6.0 million, and $0.3 million, respectively.

Share-Based Compensation

The Company accounts for share-based compensation in accordance with ASC Topic 718 “Compensation – Stock Compensation”, (“ASC 718”). Upon adoption of ASC 718, the Company selected the Black-Scholes option pricing model as the most appropriate model for determining the estimated fair value for stock-based awards. The Company measures share-based compensation cost as of the grant date based on the estimated fair value of the award less an estimated rate for pre-vesting forfeitures, and recognizes compensation expense on a straight-line basis over the vesting period. Compensation expense is recognized with an off-setting credit to additional paid-in capital. When the award is distributed or the option is exercised, an entry is made to additional paid-in capital with the off-set to common stock equal to the par value times the number of shares. Consideration received on the exercise of stock options is also credited to additional paid-in capital.

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)

Notes to Consolidated/Combined Financial Statements—(Continued)

Recent Accounting Pronouncements

In June 2009, the FASB issued Accounting Standards Codification Topic 105, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principle”, (“ASC 105”), which became effective for us on July 1, 2009. ASC 105 establishes the FASB Accounting Standards Codification (“ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied by non governmental entities in the preparation of financial statements in conformity with GAAP, ASC 105 is not expected to change GAAP and will not have a material impact on our consolidated financial statements, however, references to GAAP within these financial statements have been updated to the ASC.

The Company adopted FASB Accounting Standards Codification Topic 805, “Business Combinations” (“ASC 805”) which significantly changed the accounting for and reporting of business combination transactions. This standard was effective for the Company for business combination transactions for which the acquisition date was on or after January 1, 2009. No business combination transactions occurred during the year ended December 31, 2009.

The Company adopted FASB Accounting Standards Codification Topic 350-30 “Determining the Useful Life of Intangible Assets” (“ASC 350-30”) on January 1, 2009. ASC 350-30 amended the factors to be considered in determining the useful life of intangible assets. Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure such asset’s fair value. The adoption of ASC 350-30 did not have a material impact on the Company’s financial statements.

In April 2009, the FASB issued Accounting Standards Codification Topic 825-10-65 “Financial Instruments – Overall – Transition and Open Effective Date Information” (“ASC 822-10-65”), which would amend ASC 825-10 and ASC 270-10 to require disclosure of the fair value of financial instruments in interim financial statements as well as annual financial statements. In addition, entities would be required to disclose the method and significant assumptions used to estimate the fair value of financial instruments. This guidance became effective for interim and annual periods ending after June 15, 2009.

In May 2009, the FASB issued Accounting Standards Codification Topic 855-10 “Subsequent Events” (“ASC 855-10”), which provides guidance on management’s assessment of subsequent events. This standard establishes principles and requirements for disclosure of subsequent events. It establishes the period after the balance sheet date during which events or transactions are to be evaluated for potential disclosure. It also establishes the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date.

4. Goodwill and Other Intangible Assets

ASC 350 eliminates the amortization of goodwill and other intangible assets with indefinite lives. Intangible assets with lives restricted by contractual, legal, or other means will continue to be amortized over their useful lives. Goodwill and other intangible assets not subject to amortization are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. ASC 350 requires a two-step process for testing impairment. First, the fair value of each reporting unit is compared to its carrying value to determine whether an indication of impairment exists. If impairment is indicated, then the fair value of the reporting unit’s goodwill is determined by allocating the unit’s fair value to its assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. The fair value for goodwill is measured as the difference between the fair value of the reporting unit’s assets (excluding goodwill) and its fair value.

In step one of the annual impairment test of goodwill at December 31, 2008, and due to the adverse equity market conditions affecting our common stock price and the declines in oil and natural gas prices in the fourth quarter of 2008 and continuing into 2009, we tested our fluid services business unit for goodwill impairment. The first step was to estimate the fair value of the fluid services segment using a weighting of the discounted cash flow method, the public company guideline method, and the guideline transaction method, weighted 45%, 45% and 10%, respectively. The discounted cash flow method and public company guideline method provided the strongest indication of value due to their ability to incorporate the current state of the oil field services industry as well as the recent changes in the credit and equity markets. The guideline transaction method involved considering private transactions that were relevant but were considered to a lesser degree. In order to validate the reasonableness of the estimated fair value obtained for this reporting unit, a reconciliation of fair value for all the major reporting units to our market capitalization was performed. For purposes of reconciliation to the Company’s market capitalization, a control premium was applied. The control premium used in the reconciliation was derived from a market transaction data study. In addition, for purposes of calculating fair value, the market value of our debt as of December 31, 2008 was used. The measurement date for the stock price for the reconciliation was the 30-day average closing price, centered on December 31, 2008. The results of the fair value analysis for step one showed the carrying value of the fluid services business above the fair value as of December 31, 2008.

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)

Notes to Consolidated/Combined Financial Statements—(Continued)

Based on the results of step one, impairment of goodwill for the fluid unit was indicated. The Company performed step two by allocating the estimated fair value to the tangible and intangible assets, which indicated that the entire value of the goodwill in the fluids services unit of $4.4 million was impaired. Based on this, an impairment charge of $4.4 million was recorded in the consolidated statement of operations for the year ended December 31, 2008, resulting in goodwill of zero as of December 31, 2008. The goodwill, which was associated with the Delaware Reorganization had no tax basis, and accordingly, there was no tax benefit derived from recording the impairment charge.

Additionally in conjunction with the Delaware Reorganization effective January 1, 2008, the Forbes Group’s purchase price allocation assigned $42.3 million to other intangible assets with finite lives. Our major classes of intangible assets subject to amortization under ASC 350 consist of our customer relationships, trade name, safety training program and dispatch software. The Company expenses costs associated with extensions or renewals of intangibles assets. There were no such extensions or renewals in the years ended December 31, 2009, 2008 or 2007. Amortization expense is calculated using the straight-line method over the period indicated. Amortization expense for the twelve months ended December 31, 2009, 2008, and 2007 was $2.9 million, $2.9 million, and zero, respectively. Estimated amortization expense for each of the five succeeding fiscal years is $2.9 million per year. The weighted average amortization period remaining for intangible assets is 12.8 years.

The following sets forth the identified intangible assets by major asset class:

		As of December 31, 2009			As of December 31, 2008
	Useful Life (years)	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Customer relationships	15	$31,895,919	$4,252,789	$27,643,130	$31,895,919	$2,126,395	$29,769,524
Trade names	15	8,049,750	1,073,300	6,976,450	8,049,750	536,650	7,513,100
Safety training program	15	1,181,924	157,590	1,024,334	1,181,924	78,795	1,103,129
Dispatch software	10	1,135,282	227,055	908,227	1,135,282	113,528	1,021,754
Other	10	58,300	11,660	46,640	58,300	5,830	52,470

		$42,321,175	$5,722,394	$36,598,781	$42,321,175	$2,861,198	$39,459,977

5. Stock-Based Compensation

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

At December 31, 2009, of the 5,220,000 shares approved, 2,540,000 shares were available for future grants under the 2008 Incentive Compensation Plan. All options granted under this plan for the year ended December 31, 2008 were granted on the date of the Initial Equity Offering and were priced at the fair market value on the date of grant, based on the issue price of the Company’s common stock in such offering. No grants were made during fiscal year 2009.

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)

Notes to Consolidated/Combined Financial Statements—(Continued)

Stock Option Activities

The following table presents a summary of the Company’s stock option activity for the year ended December 31, 2009 (shares in thousands):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at December 31, 2008:	2,770,000	$7.00	8.41 years	—
Stock options:
Granted	—	—
Exercised	—	—
Forfeited	(90,000)	—

Options outstanding at December 31, 2009:	2,680,000	$7.00	8.41 years	—

Vested and expected to vest at December 31, 2009	893,334	$7.00	8.41 years	—

Exercisable at December 31, 2009	893,334	$7.00	8.41 years	—

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between Forbes’s closing stock price on the last trading day of fiscal year 2009 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2009. Because all options were “out of the money” in that their exercise price exceeded the then current market price, there was no intrinsic value at December 31, 2009. This amount changes based on the fair market value of Forbes’s stock. No options were exercised in fiscal year 2009.

The weighted-average fair value of the stock options granted under the 2008 Incentive Compensation Plan during the year ended December 31, 2008 as defined by ASC 718 Compensation – Stock Compensation (ASC 718) was $2.91.

Stock-Based Compensation Expense

During the year ended December 31, 2009 and 2008, the Company recorded total stock-based compensation expense of $2.5 million and $1.4 million, respectively. As no stock options were granted prior to 2008, the Company had no stock-based compensation for fiscal year 2007. No stock-based compensation costs were capitalized as of December 31, 2009, 2008 or 2007. As of December 31, 2009, total unrecognized stock-based compensation costs amounted to $3.5 million, net of estimated forfeitures and is expected to be recorded over a weighted-average period of 1.4 years.

At December 31, 2009, outstanding options had a weighted average remaining contractual term of 8.4 years. The amount of unrecognized stock-based compensation will be affected by any future stock option grants and any termination of employment by any employee that has received stock option grants that are unvested as of their termination date.

At December 31, 2009, the Company has assumed an annualized forfeiture rate of approximately 3% for options granted during the year. Under the true-up provisions of ASC 718, the Company will record additional expense if the actual forfeiture rate is lower than estimated, and will record a recovery of prior expense if the actual forfeiture is higher than estimated.

Assumptions for Estimating Fair Value of Stock Option Grants

Upon adoption of ASC 718, the Company selected the Black-Scholes option pricing model as the most appropriate model for determining the estimated fair value for stock-based awards. The use of the Black-Scholes model requires the use of extensive actual employee exercise behavior data and the use of a number of complex assumptions including expected volatility and expected term.

The following table summarizes the assumptions used to value options granted during the year ended December 31, 2008:

Expected term	6 years
Risk-free interest rate	4.12%
Volatility	34.82%
Dividend yield	0.00%
Grant date fair value per share	$2.91

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

Notes to Consolidated/Combined Financial Statements—(Continued)

company when the options were granted, the expected term approved and the expected volatility is based on the price of comparable company’s common stock in the same industry over a historical period which approximates the expected term of the options granted. The dividend yield assumption is based on the Company’s expectation of dividend payouts.

6. Property and Equipment

Property and equipment at December 31, 2009 and 2008, consisted of the following:

		December 31,
	Estimated Life in Years	2009	2008
Well servicing equipment	3-15 years	$287,303,369	$278,168,921
Autos and trucks	5-10 years	80,802,973	78,043,817
Disposal wells	5-15 years	14,989,517	15,028,481
Building and improvements	5-30 years	6,125,320	4,598,976
Furniture and fixtures	3-10 years	2,247,541	2,140,493
Land		581,242	91,242
Other	3-15 years	39,250	65,503

		392,089,212	378,137,433
Accumulated depreciation		(83,529,327)	(47,186,317)

		$308,559,885	$330,951,116

7. Accounts Payable and Accrued Liabilities

Accrued expenses and accounts payable at December 31, 2009 and 2008, consisted of the following:

	December 31,
	2009	2008
Accrued insurance	$2,410,930	$4,999,443
Accrued wages	3,620,912	3,252,788
Accrued property tax	2,519,722	1,860,700
Accrued sales tax - Mexico	2,822,901	—
Accrued sales tax - US	2,476,401	1,521,354
Other accrued expenses	350,412	65,367

Total accrued expenses	$14,201,278	$11,699,652

Accounts payable – vendor financings	$7,519,937	$21,202,501
Accounts payable – other	15,855,792	7,450,703

Total accounts payable – trade	$23,375,729	$28,653,204

8. Long-Term Debt

Long-term debt at December 31, 2009 and December 31, 2008, consisted of the following:

	December 31,
	2009	2008
Second Priority Notes, gross	$199,750,000	$205,000,000
Less: Unamortized original issue discount	(3,451,130)	(4,237,961)

Second Priority Notes, net	196,298,870	200,762,039
First Priority Notes	20,000,000	—
Other equipment notes	6,612,859	8,185,907
Insurance notes	3,986,500	3,241,896

	226,898,229	212,189,842
Less: Current portion	(12,432,900)	(6,811,802)

	$214,465,329	$205,378,040

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)

Notes to Consolidated/Combined Financial Statements—(Continued)

Current portion of long-term debt as of December 31, 2009, includes $6.6 million in Second Priority Notes, which are required under the indenture governing the Second Priority Notes to be repurchased by June 30, 2010.

Aggregate maturities of long-term debt as of December 31, 2009 are as follows:

2010	$12,432,900
2011	1,829,657
2012	1,973,182
2013	1,113,620
2014	20,000,000
Thereafter	193,000,000

Total	$230,349,359

Second Priority Notes

On February 12, 2008, FES LLC and FES CAP issued $205.0 million in principal amount of 11% senior secured notes (together with notes issued in exchange therefor, the “Second Priority Notes”). The Forbes Group reflects $196.3 million of debt outstanding in its balance sheet as of December 31, 2009, which recognizes the original issue discount as the Second Priority Notes were issued at 97.635% of par and the repurchase of certain Second Priority Notes as described below. The Second Priority Notes mature on February 15, 2015, and require semi-annual interest payments at an annual rate of 11% on February 15 and August 15 of each year until maturity. The Forbes Group is required to spend $6.6 million in cash to repurchase Second Priority Notes by June 30, 2010 after which no principal payments are due until maturity. The Second Priority Notes are senior obligations and rank equally in right of payment with other existing and future senior indebtedness and senior in right of payment to any subordinated indebtedness that may be incurred by the Forbes Group in the future.

The Second Priority Notes are guaranteed by FES Ltd, the parent company of FES LLC and FES CAP, as well as the domestic subsidiaries (the “Guarantor Subs”) of FES LLC, which includes CCF, TES, STT and FEI. All of the Guarantor Subs are 100% owned and each guarantees the securities on a full and unconditional and joint and several basis. FES Ltd has two 100% owned indirect subsidiaries, FES Mexico Subsidiary and a related employment company (the “Non-Guarantor Subs”) that have not guaranteed the Second Priority Notes. As contemplated by the indenture governing the Second Priority Notes (the “Second Priority Indenture”), however, the Forbes Group has granted a security interest in 65% of the equity interests of the Non-Guarantor Subs to secure the Second Priority Notes. FES Ltd has a branch office in Mexico and conducts operations independent of the Non-Guarantor Subs. The Guarantor Subs represent the majority of the Company’s operations.

Second Priority Indenture, as amended, required the Forbes Group to pay $2.0 million in cash during the first quarter of 2009 and requires the Forbes Group to pay an additional $8.0 million in cash by the end of the second quarter of 2010 to repurchase Second Priority Notes upon specified terms and conditions. Pursuant to this requirement, in the quarter ended March 31, 2009, the Forbes Group paid $2.0 million in cash to repurchase, at a discount, $3,250,000 of Second Priority Notes. Additionally, in the quarter ended June 30, 2009, the Forbes Group paid $1.4 million cash to repurchase, at a discount, $2.0 million of Second Priority Notes. In connection with these repurchases, the Forbes Group realized a net gain of approximately $1.4 million after writing down a portion of the original issue discount, which is included in other income, and writing off a portion of the deferred financing costs which were previously recorded in interest expense. The Company has a remaining obligation to spend $6.6 million in cash to repurchase Second Priority Notes by June 30, 2010.

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

The Forbes Group is permitted under the terms of the Second Priority Indenture to incur additional indebtedness in the future, provided that certain financial conditions set forth in the Second Priority Indenture are satisfied. The Forbes

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)

Notes to Consolidated/Combined Financial Statements—(Continued)

Group is subject to certain covenants contained in the Second Priority Indenture, including provisions that limit or restrict the Forbes Group’s and certain future subsidiaries’ abilities to incur additional debt; to create, incur or permit to exist certain liens on assets; to make certain dispositions of assets; to make payments on certain subordinated indebtedness; to pay dividends or certain other payments to equity holders; to engage in mergers, consolidations or other fundamental changes; to change the nature of its business; to engage in transactions with affiliates or to make capital expenditures in excess of certain amounts based on the year in which such expenditures are made.

Details of two of the more significant restrictive covenants in the Second Priority Indenture are set forth below:

•

Limitation on the incurrence of additional debt - In addition to certain defined Permitted Debt (as defined in the Second Priority Indenture), the Forbes Group may only incur additional debt if it is unsecured and if the Fixed Charge Coverage Ratio (as defined in the Second Priority Indenture) for the most recently completed four full fiscal quarters is at least 2.5 to 1.0 until December 31, 2009, and 3.0 to 1.0 thereafter. As of December 31, 2009, the Forbes Group could incur no additional debt under the Fixed Charge Coverage Ratio Test.

•

Limitations on capital expenditures - Subject to certain adjustments, permitted Adjusted Capital Expenditures (as defined in the First Priority Indenture) that may be made by the Forbes Group are limited to $35 million for the fiscal year ending December 31, 2009 and $21.25 million for each quarter in the fiscal year ending December 31, 2010, provided that this base amount of permitted Adjusted Capital Expenditures for each quarter in 2010 will be reduced to $11.25 million for any quarter where, in the immediately preceding quarter, either (a) the average daily spot price for WTI crude oil at Cushing, Oklahoma was less than $80 per barrel or (b) the average daily spot price for natural gas at Henry Hub was less than $8 per MMbtu. As of December 31, 2009, the Forbes Group Capital expenditures for the year ended December 31, 2009 totaled $16.3 million. Under the Second Priority Indenture, the Forbes Group is permitted to carry over into 2010 $10 million in Adjusted Capital Expenditures, which were permitted but unused in 2009.

Revolving Credit Facility

On April 10, 2008, the Forbes Group entered into a revolving credit facility (the “Credit Facility”). As discussed below, on October 2, 2009, the Forbes Group repaid and terminated the Credit Facility, using the proceeds from the issuance of the First Priority Notes. Borrowings under the Credit Facility accrued interest, at the option of the Forbes Group, at either (i) the greater of the Federal Funds Effective Rate in effect on such day plus 0.5% and the “prime rate” announced from time to time by Citibank, N.A., plus a margin of up to 1.25%, or (ii) the London Interbank Offered Rate, plus a margin of 1.75% to 2.25%. Unpaid interest accrued on outstanding loans was payable quarterly. The Credit Facility was secured by first priority security interests in substantially all of the Forbes Group’s assets, including those of all of the domestic subsidiaries that rank senior to the security interest granted to the holders of the Second Priority Notes. The credit agreement governing the Credit Facility (the “Credit Agreement”) also contained customary representations, warranties and covenants for the type and nature of the Credit Facility, including certain limitations or restrictions on the Forbes Group’s and certain future subsidiaries’ ability to incur additional debt; guarantee others’ obligations; create, incur or permit to exist liens on assets; make investments or acquisitions; make certain dispositions of assets; make payments on certain subordinated indebtedness; pay dividends or other payments to equity holders; engage in mergers, consolidations or other fundamental changes; sell assets; change the nature of its business and engage in transactions with affiliates. The Credit Agreement also contained restrictive financial covenants requiring us to maintain a certain Net Worth and certain ratios of Consolidated EBITDA to Consolidated Interest Expense, Senior Funded Debt to Consolidated Net Worth, and Consolidated Senior Funded Debt to Consolidated EBITDA. The Credit Agreement also contained a provision that would have made the occurrence of any Material Adverse Change an event of default (the capitalized terms used in this and the previous sentence have the meaning set forth in the Credit Agreement).

First Priority Notes

On October 2, 2009, FES LLC and FES CAP issued to Goldman, Sachs & Co. $20 million in aggregate principal amount of First Lien Floating Rate Notes due 2014 (the “First Priority Notes”), in a private placement in reliance on an exemption from registration under the Securities Act of 1933, as amended. After offering expenses, the Forbes Group realized net proceeds of approximately $18.8 million which was used, in part, to repay and terminate the Credit Facility. The First Priority Notes mature on August 1, 2014, and require semi-annual interest payments on February 1 and August 1 of each year until maturity at a rate per annum, reset semi-annually, equal to the greater of 4.0% or six month LIBOR, plus 800 basis points, which was 12% as of December 31, 2009. No principal payments are due until maturity. The First Priority are senior obligations and rank equally in right of payment with other existing and future senior indebtedness, including the Second Priority Notes, and senior in right of payment to any subordinated indebtedness that may be incurred by the Forbes Group in the future.

The First Priority Notes are guaranteed by FES Ltd, as well as the Guarantor Subs. Each of the Guarantor Subs guarantees the securities on a full and unconditional and joint and several basis. The two Non-Guarantor Subs have not guaranteed the First Priority Notes. As contemplated by the indenture governing the First Priority Notes (the “First Priority Indenture”), however, the Forbes Group has granted a security interest in 65% of the equity interests of the Non-Guarantor Subs to secure the First Priority Notes. The Forbes Group may, at its option, redeem all or part of the First Priority Notes from time to time at specified redemption prices and subject to certain conditions required by the

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)

Notes to Consolidated/Combined Financial Statements—(Continued)

First Priority Indenture. The Forbes Group is required to make an offer to purchase the notes and to repurchase any notes for which the offer is accepted at 101% of their principal amount, plus accrued and unpaid interest, if there is a change of control or if the Forbes Group has excess cash flow. The Forbes Group is required to make an offer to repurchase the notes and to repurchase any notes for which the offer is accepted at 100% of their principal amount, plus accrued and unpaid interest, following certain asset sales.

The First Priority Indenture contains certain covenants similar to those in the Second Priority Indenture, including provisions that limit or restrict the Forbes Group’s and certain future subsidiaries’ abilities to incur additional debt; to guarantee other obligations; to create, incur or permit to exist certain liens on assets; to make investments or acquisitions; to make certain dispositions of assets; to make payments on certain subordinated indebtedness; to pay dividends or certain other payments to equity holders; to engage in mergers, consolidations or other fundamental changes; to change the nature of its business; to engage in transactions with affiliates or to make capital expenditures in excess of certain amounts based on the year in which such expenditures are made. The First Priority Indenture also provides for certain limitations and restrictions on the Forbes Group’s ability to move collateral outside the United States or to dispose of assets. These covenants are subject to a number of important limitations and exceptions.

Details of two of the more significant restrictive covenants in the First Priority Indenture are set forth below:

•

Limitation on the incurrence of additional debt—In addition to certain defined Permitted Debt (as defined in the First Priority Indenture), the Forbes Group may only incur additional debt if it is unsecured and if the Fixed Charge Coverage Ratio (as defined in the First Priority Indenture) for the most recently completed four full fiscal quarters is at least 2.5 to 1.0 until December 31, 2009, and 3.0 to 1.0 thereafter. As of December 31, 2009, the Forbes Group could incur no additional debt under the Fixed Charge Coverage Ratio Test.

•

Limitations on capital expenditures—Subject to certain adjustments, permitted Adjusted Capital Expenditures (as defined in the First Priority Indenture) that may be made by the Forbes Group are limited to $35 million for the fiscal year ending December 31, 2009 and $21.25 million for each quarter in the fiscal year ending December 31, 2010, provided that this base amount of permitted Adjusted Capital Expenditures for each quarter in 2010 will be reduced to $11.25 million for any quarter where, in the immediately preceding quarter, either (a) the average daily spot price for WTI crude oil at Cushing, Oklahoma was less than $80 per barrel or (b) the average daily spot price for natural gas at Henry Hub was less than $8 per MMbtu. As of December 31, 2009, the Forbes Group Capital expenditures for the year ended December 31, 2009 totaled $16.3 million. Under the First Priority Indenture, the Forbes Group is permitted to carry over into 2010 $10 million in Adjusted Capital Expenditures, which were permitted but unused in 2009.

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

There are no significant restrictions under either indenture on FES Ltd’s ability or the ability of any guarantor to obtain funds from its subsidiaries by such means as a dividend or loan. See Note 16 for consolidating information required by Rule 3-10 of Regulation S-X.

Other Equipment Notes

First National Bank Notes

Through October 2007, the Forbes Group entered into a series of promissory notes with First National Bank of Edinburg (“FNB”) with aggregate original principal amounts of approximately $92.8 million. The proceeds of these notes were used for working capital and for the purchase of certain vehicles and equipment. These notes accrued interest at a rate equal to the Prime Rate plus 1% and were payable monthly. These notes have been fully repaid with a portion of the proceeds from the sale of the Second Priority Notes.

Other Notes

Through 2007, the Forbes Group financed the purchase of certain vehicles and equipment through commercial loans, including loans from Paccar Financial Group, with aggregate original principal amounts of approximately $189.3 million. These loans accrued interest at rates ranging from 0% to 10.9%, were payable monthly and were collateralized by certain of the Forbes Group’s equipment. These notes have been fully repaid with a portion of the proceeds from the sale of the Second Priority Notes.

New Paccar Notes

During 2008, the Forbes Group financed the purchase of certain vehicles and equipment through commercial loans with Paccar Financial Group, with aggregate principal amounts outstanding as of December 31, 2009 and 2008 of approximately $6.6 million and $8.2 million, respectively. These loans are repayable in 60 monthly installments with the maturity dates ranging from May 2013 to October 2013. Interest accrues at rates ranging from 7.5% to 7.6% and is payable monthly. The loans are collateralized by equipment purchased with the proceeds of such loans.

Insurance Notes

During 2009 and 2008, the Forbes Group entered into a promissory notes with First Insurance Funding for the payment of insurance premiums in an aggregate principal amount outstanding as of December 31, 2009 and December 31, 2008 of approximately $4.0 million and $3.2 million, respectively. These notes are or were payable in twelve monthly installments with maturity dates of September 15, 2010 and September 15, 2009. Interest accrues or accrued at a rate of approximately 4.0% and 4.4% for 2010 and 2009, respectively, and is payable monthly. The amount outstanding could be substantially offset by the cancellation of the related insurance coverage.

9. Related Party Transactions

        In connection with the Bermuda Reorganization effective May 29, 2008 each of two executive officers/directors and one additional director contributed approximately 63% of their respective ownership interests in FES LLC to FES Ltd in exchange for 29,500,000 shares of FES Ltd Class B non-voting stock. Each was paid $36.0 million for his or her then remaining approximately 37% of the ownership interests in FES LLC originally held by such person from proceeds of FES Ltd’s Initial Equity Offering.

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)

Notes to Consolidated/Combined Financial Statements—(Continued)

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

The Forbes Group recognized revenues from AES of approximately $-0-, $11,000, and $228,000, related to rig, trucking, and equipment and facilities rental activities; expenses of approximately $8.4 million, $5.5 million, and $4.3 million and capital expenditures of -0-, $2.4 million and $5.3 million from these transactions for the years ended December 31, 2009, 2008 and 2007, respectively. These expenditures were primarily attributable to rig-up costs on newly purchased rigs. Accounts payable to AES as of December 31, 2009 and 2008 resulting from such transactions were $683,000 and $106,000, respectively. During December 2008 the Forbes Group leased 10 workover rigs from AES under long-term operating leases. Accounts receivable from AES as of December 31, 2009 and 2008 resulting from such transactions were $0 and $0, respectively.

The Forbes Group rents or leases sixteen separate properties from AES for separate parcels of land and buildings. The leases were entered into at various dates subsequent to July 31, 2005. Twelve of the leases have a five-year term with the Forbes Group having the option to extend from between one and five years. Four of the leases are verbal and month-to-month. Aggregate amounts paid for the sixteen rentals and leases were approximately $1.3 million, $0.9 million and $0.5 million for the years ended December 31, 2009, 2008 and 2007, respectively.

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

Dorsal Services, Inc. is a trucking service provider that provides services to the Forbes Group. One of FES Ltd’s executive officers, who also serves as a director of FES Ltd, is a partial owner of Dorsal Services, Inc. The Forbes Group recognized revenues of approximately $58,000, $58,000 and $61,000 related to trucking services, equipment rental, and wash out activities; expenses of approximately $198,000, $1.4 million and $402,000; and capital expenditures of approximately $-0-, $29,000 and $194,000 from transactions with Dorsal Services, Inc. for the years ended December 31, 2009, 2008, and 2007, respectively. The Forbes Group had accounts receivable from Dorsal Services, Inc. of $162,000 and $97,000 as of December 31, 2009 and 2008, respectively. The Forbes Group had accounts payable to Dorsal Services, Inc of approximately $144,000 and $89,000, as of December, 2009 and 2008, respectively, resulting from such transactions.

Tasco Tool Services, Inc. is a down-hole tool company that is partially owned and managed by a company that is owned by two officers of FES Ltd. Tasco rents and sells tools to the Forbes Group from time to time. The Forbes Group had revenues from Tasco of approximately $1,000, $0, and $11,000 and recognized expenses of approximately $68,000, $314,000 and $47,000 and capital expenditures of $130,000, $50,000 and $93,000 related to transactions with

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)

Notes to Consolidated/Combined Financial Statements—(Continued)

Tasco for the years ended December 31, 2009, 2008, and 2007, respectively. The Forbes Group had no accounts receivable at the end of either period. Accounts payable to Tasco as of December 31, 2009 and 2008 were $20,000 and $40,000, respectively, resulting from these transactions.

The C.W. Hahl Lease, an oil and gas lease, is owned by one of the shareholders of the Forbes Group. The Forbes Group recognized no revenues or expenses for the years ended December 31, 2009, 2008, and 2007 and had accounts receivable of $1,000 and $1,000 as of December 31, 2009 and 2008 and no accounts payable for either year end.

FCJ Management (“FCJ”) is a corporation that leases land and facilities to the Forbes Group and is owned by two of the executive officers of FES Ltd, who also serve as directors of FES Ltd, and a manager of one of the subsidiaries of FES Ltd. The Forbes Group recognized expenses of approximately $23,000, $18,000 and $0 for the year ended December 31, 2009, 2008, and 2007, respectively. No revenues have been recognized from FCJ for any period. The Forbes Group had no accounts receivable from FCJ or accounts payable to FCJ as of December 31, 2009 and 2008.

C&F Partners is an entity that is owned by an officer of FES Ltd. The Forbes Group recognized no revenues, expenses of approximately $457,000 and $130,000 and no capital expenditures for the years ended December 31, 2009 and 2008, respectively. The Forbes Group recognized no revenues, expenses, or capital expenditures for the periods ended December 31, 2007. There were no accounts receivable from C&F Partners and accounts payable to C&F Partners were $-0- and $42,000 as of December 31, 2009 and 2008, respectively.

Resonant Technology Partners is a computer networking group that provides services to the Forbes Group. A director of the Forbes Group has an interest in the computer networking company. The Forbes Group recognized expenses of approximately $242,000, and $0 for the years ended December 31, 2009 and 2008 respectively. The Forbes Group had accounts payable to Resonant of approximately $34,000 and $-0- and no accounts receivable as of December 31, 2009 and 2008, respectively.

Wolverine Construction, Inc is a construction and site preparation services company that is owned by a son of one of the officers of FES Ltd. The Forbes Group recognized capital expenditures of approximately $119,000, $60,000 and $-0-, revenues of approximately $11,000, $3,000 and $-0- and expenses of approximately $915,000, $177,000 and $-0- for the years ended December 31, 2009, 2008 and 2007, respectively. The Forbes Group had accounts receivable from Wolverine as of December 31, 2009 and 2008 of approximately $6,000 and $-0- respectively. The Forbes Group had accounts payable due to Wolverine of approximately $19,000 and $-0- as of December 31, 2009 and 2008, respectively.

Testco is a company that provides valve and gathering system testing services to the Forbes Group. One of FES Ltd’s executive officers, who also serves as a director of FES Ltd, is a partial owner of Testco. The Forbes Group recognized revenues of approximately $-0-, $423,000 and $-0- and expenses of approximately $12,400, $-0- and $-0- for the years ended December 31, 2009, 2008 and 2007, respectively. The Forbes Group had accounts receivable from Testco of approximately $-0- and $-0-, as of December 31, 2009 and 2008, respectively. The Forbes Group had no accounts payable to Testco at either year end.

The Forbes Group has a relationship with a bank in which the President, Chief Executive Officer, and director is also a director of the Forbes Group. As of December 31, 2009 and 2008, the Forbes Group had $7.2 million and $10.6 million, respectively, on deposit with this bank.

10. Commitments and Contingencies

Concentrations of Credit Risk

Financial instruments which subject the Forbes Group to credit risk consist primarily of cash balances maintained in excess of federal depository insurance limits and trade receivables. The Forbes Group restricts investment of temporary cash investments to financial institutions with high credit standings. The Forbes Group’s customer base consists primarily of multi-national and independent oil and natural gas producers. The Forbes Group performs ongoing credit evaluations of its customers but generally does not require collateral on its trade receivables. With the industry down-turn customer concentration is changing. For the year ended December 31, 2009 Forbes Group’s largest customer, five largest customers, and ten largest customers constituted 11.7%, 37.7%, and 49.8% of revenues, respectively. For the year ended December 31, 2008 Forbes Group’s largest customer, five largest customers and ten largest customers constituted 8.6%, 30.3% and 42.9% respectively. The loss of any one of our top five customers would have a significant negative impact on the revenues and profits of the company. Further, our trade accounts receivable are from companies within the oil and natural gas industry and as such Forbes Group is exposed to normal industry credit risks. Forbes Group continually evaluates its reserves for potential credit losses and establishes reserves for such losses.

Major Customers

The Forbes Group had two individual customers that represented 11.7% and 11.1% of total consolidated revenues for the year ended December 31, 2009. The Forbes Group had no individual customers that represented greater that 10% of total consolidated revenues for the year ended December 31, 2008. For the year ended December 31, 2007, the Forbes Group had two individual customers that represented 11.5% and 11.0% of total combined revenues.

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)

Notes to Consolidated/Combined Financial Statements—(Continued)

Employee Benefit Plan

In 2005, the Forbes Group implemented a 401(k) retirement plan for substantially all of its employees based on certain eligibility requirements. The Forbes Group may provide profit sharing contributions to the plan at the discretion of management. No such discretionary contributions have been made since inception of the plan.

Self-Insurance

We are self-insured up to retention limits with regard to workers’ compensation and medical coverage of our employees. We have workers’ compensation limits of $1,000,000 for bodily injury per accident and $1,000,000 per each claim for disease. The medical coverage has a $125,000 deductible per individual plus a $235,000 aggregate specific deductible. Deductibles for workers’ compensation, general liability and automobile liability are $-0- per occurrence. The Forbes Group has incurred but not processed claims December 31, 2009 and 2008 of approximately $1.6 million and $2.0 million, respectively. These claims are unprocessed and their values are estimated and included in accrued expenses in the accompanying consolidated balance sheets.

Litigation

We are subject to various other claims and legal actions that arise in the ordinary course of business. We do not believe that any of these claims and actions, separately or in the aggregate, will have a material adverse effect on our business, financial condition, results of operations or cash flows, although we cannot guarantee that a material adverse effect will not occur.

Leases

Future minimum lease payments under non-cancellable operating leases as of December 31, 2009 are as follows:

	Related Party	Other	Total
2010	$4,229,020	$2,596,878	$6,825,898
2011	3,999,020	2,280,616	6,279,636
2012	3,548,020	1,802,814	5,350,834
2013	2,493,764	1,624,896	4,118,660
2014	3,500	636,367	639,867
Thereafter	—	—	—

Total	$14,273,324	$8,941,571	$23,214,895

Rent expense for the years ended December 31, 2009, 2008 and 2007 totaled approximately $11.4 million, $5.0 million and $2.8 million, respectively.

11. Supplemental Cash Flow Information

	Years Ended December 31,
	Successor Consolidated		Predecessor- Combined
	2009	2008	2007
Cash paid for
Interest	$23,010,276	$17,026,761	$8,164,287
Income tax	500,000	850,000	—
Supplemental schedule of non-cash investing and financing activities
Seller-financed purchases of property and equipment	$—	$8,185,907	$5,236,173
Changes in accounts payable related to capital expenditures	(13,682,564)	(41,954,237)	53,771,078

12. Income Taxes

In conjunction with the Initial Equity Offering of FES Ltd’s common shares on May 29, 2008 and the related Bermuda Reorganization, the Forbes Group became subject to U.S. federal income tax. As part of this reorganization, $52.8 million in deferred income taxes were recorded as income tax expense in accordance with ASC Topic 740 “Income Taxes”, “(ASC 740)”, which requires that the tax effect of recognizing deferred tax items upon a change in tax status be included in current year operations. In preparing tax returns for the short period ended May 29, 2008, the Bermuda Reorganization, the company elected to not take bonus depreciation on the fixed assets which resulted in a deferred tax benefit of $7.1 million being recorded as a change in estimate in 2009 related to the 2008 deferred tax due to change in tax status in the effective rate reconciliation.

In addition, the Forbes Group is subject to the Texas Franchise tax. The Texas Franchise tax is a tax equal to one percent of Texas-sourced revenue reduced by the greater of (a) cost of goods sold (as defined by Texas law),

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)

Notes to Consolidated/Combined Financial Statements—(Continued)

(b) compensation (as defined by Texas law) or (c) 30% of the Texas-sourced revenue. The Forbes Group accounts for the Texas Franchise tax as an income tax in accordance with ASC 740, as the tax is derived from a taxable base that consists of income less deductible expenses. For the years ended December 31, 2009, 2008 and 2007 the Forbes Group incurred current franchise tax expense of $0 million, $1.0 million and $183,000, respectively. As of December 31, 2009 and 2008, the Forbes Group reflected on its balance sheet a franchise tax liability of $-0- and $1.0 million, respectively.

Income tax expense for the year ended December 31, 2009 includes approximately $491,000 of current federal income tax expense and approximately $(189,000) of Texas Franchise tax benefit.

The Forbes Group was not subject to U.S. federal income tax until May 29, 2008. Prior to May 29, 2008 all income, losses, credits, and deductions of the Forbes Group were passed through to the members. Accordingly, no provision for U.S. federal income taxes is included in the accompanying consolidated/combined financial statements through May 29, 2008 which is reflected as an item in our effective tax rate reconciliation of $4.8 million. A reconciliation of federal statutory income taxes to our effective tax expense follows.

The domestic and foreign components of income (loss) before income taxes were as follows:

	2009	2008	2007
Domestic	$(52,008,685)	$34,023,599	$44,276,957
Foreign	(2,465,891)	(1,196,697)	—

	$(54,474,576)	$32,826,902	$44,276,957

The components of the provision for income taxes consisted of:

	2009	2008	2007
Current:
Federal	$491,446	$—	$—
State	(188,804)	1,005,872	183,291
Foreign	—	—	—

Total current income tax provision	302,642	1,005,872	183,291

Deferred:
Federal	(25,648,232)	61,425,508	—
State	201,723	143,112	500,000
Foreign	—	—	—

Total deferred income tax provision	(25,446,509)	61,568,620	500,000

Total income tax provision	$(25,143,867)	$62,574,492	$683,291

Effective Tax Rate Reconciliation:
Income taxes at statutory rate	$(19,066,102)	$11,489,416	$—
Non-deductible expenses	216,722	324,282	—
State income taxes, net of federal benefit	(11,749)	775,850	683,291
Change in deferred tax valuation allowance	690,450	335,075	—
Deferred taxes due to change in tax status	—	52,835,075	—
Change in estimate-bonus depreciation	(7,145,800)	—	—
Foreign rate difference	172,612	83,768	—
Goodwill Impairment	—	1,527,179	—
Tax pass through entity earnings	—	(4,796,153)	—

	$(25,143,867)	$62,574,492	$683,291

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)

Notes to Consolidated/Combined Financial Statements—(Continued)

At December 31, significant components of our deferred tax assets and liabilities were:

	2009	2008
Deferred tax assets:
Net operating loss carryforwards	$24,294,846	$9,643,434
Other	4,131,589	547,748

Total deferred tax assets	28,426,435	10,191,182

Valuation allowance for deferred tax assets	(1,025,525)	(335,075)

Deferred tax liabilities:
Tax over book depreciation	(51,213,448)	(58,127,316)
Intangible assets	(12,809,573)	(13,797,411)

Total deferred tax liabilities	(64,023,021)	(71,924,727)

Net deferred tax liabilities	$(36,622,111)	$(62,068,620)

We had a U.S. net operating loss carryforward at December 31, 2009 of approximately $66.5 million which is subject to expiration in 2028. Realization of deferred tax assets associated with net operating loss carryforwards is dependent upon generating sufficient taxable income in the appropriate jurisdiction prior to their expiration. Management believes it is more likely than not that the U.S. deferred tax asset will be realized through future taxable income or reversal of temporary differences. Additionally, at December 31, 2009 we had a Mexico net operating loss carryforward of approximately $3.7 million. We have provided a full valuation allowance against the Mexico deferred tax asset, as we have concluded that due to the start up nature of the business and not having an operating history that it is more likely than not that our net deferred tax asset in Mexico will not be realized.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which was later codified into ASC 740. This interpretation clarified the accounting and disclosure for uncertainty in tax positions, as defined. ASC 740 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. The Company was subject to the provisions of ASC 740 after June 27, 2008 when it became subject to filing under the Securities Exchange Act of 1934. Prior to that date, the entity was a flow-through entity for tax purposes; therefore, the former owners are responsible for any tax adjustments related to prior years, although Management believes no uncertainties exist related to those prior years. The Forbes Group has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns and is unaware of any uncertain tax positions. The Company files tax returns in the U.S., Texas, and Mexico. In addition, the Company was not required to record a cumulative effect adjustment related to the adoption of ASC 740.

The Company is subject to taxation in the U.S., including various states jurisdiction, and Mexico. With few exceptions, the Company is no longer subject to U.S. federal and state examinations for tax years prior to December 31, 2008.

The Company’s policy for recording interest and penalties associated with uncertain tax positions is to record such items as a component of tax expense.

13. Earning/(Loss) per Share

Basic net income/ loss per share is computed by dividing net income/loss by the weighted-average number of common shares outstanding during the period. Diluted net income/loss per share is computed by dividing net income/loss by the weighted-average number of common shares outstanding during the period and potentially dilutive common stock equivalents. Because Class B shares are convertible into common shares at any time, they are considered common shares for purposes of calculating earning (loss) per share. Potential common stock equivalents that have been issued by the Forbes Group relate to outstanding stock options and are determined using the treasury stock method. All of our potentially dilutive stock options were excluded from the dilutive EPS calculation as they were antidilutive for all periods presented.

Concurrent with the Equity Offering on May 29, 2008, we began conducting our business through, a newly formed Bermuda corporation and holding company. Historical net income per share was not presented for 2007 since we were structured as a limited liability company, had limited member units and there were no ownership interests that were convertible into common stock or a common stock equivalent. The unaudited pro forma net income per share gives effect to the Bermuda Reorganization pursuant to which our parent entity changed from a flow through entity for federal income tax purposes to a “C” corporation, the issuance of our common stock in connection with our Initial Equity Offering on May 29, 2008, and an assumed effective tax rate of 37%, as though the Bermuda Reorganization and Initial Equity Offering had occurred on January 1, 2008, and January 1, 2007, respectively.

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)

Notes to Consolidated/Combined Financial Statements—(Continued)

The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2009	2008	Predecessor- Combined 2007
Basic and diluted:
Net loss	$(29,330,709)	$(29,747,590)
Weighted-average common shares	62,642,878	45,894,557
Basic and diluted loss per share	$(0.47)	$(0.65)

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)

Notes to Consolidated/Combined Financial Statements—(Continued)

The following table sets forth the computation of unaudited pro forma basic and diluted earnings per share:

	Year Ended December 31,
	2008	Predecessor 2007
Pro Forma
Basic and diluted:
Net income	$20,680,948	$28,335,883
Weighted-average common shares	55,994,843	54,144,700
Basic and diluted earnings per share	$0.37	$0.52

14. Business Segment Information

The Forbes Group has determined that it has two reportable segments organized based on its products and services—well servicing and fluid logistics. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 3 hereof.

Well Servicing

The well servicing segment consists of operations in the U.S. and Mexico that provide (i) well maintenance, including remedial repairs and removal and replacement of downhole production equipment, (ii) well workovers, including significant downhole repairs, re-completions and re-perforations, (iii) completion and swabbing activities, (iv) plugging and abandoning services and (v) pressure testing of oil and natural gas production tubing.

Fluid Logistics

The fluid logistics segment consists of operations in the U.S. that provide, transport, store and dispose of a variety of drilling and produced fluids used in and generated by oil and natural gas production activities. These services are required in most workover and completion projects and are routinely used in daily producing well operations.

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)

Notes to Consolidated/Combined Financial Statements—(Continued)

The following table sets forth certain financial information with respect to Forbes Group’s reportable segments (amounts in 000’s):

	Well Servicing	Fluid Logistics	Total
Year Ended December 31, 2009 Successor – Consolidated
Operating revenues	$106,097	$109,823	$215,920
Direct operating costs	96,826	87,263	184,089

Segment profits	$9,271	$22,560	$31,831

Depreciation and amortization	$21,746	$17,726	$39,472
Capital expenditures	14,488	1,854	16,342
Total assets	259,600	197,833	457,433
Year Ended December 31, 2008 Successor – Consolidated
Operating revenues	$189,980	$170,949	$360,929
Direct operating costs	128,615	117,940	246,555

Segment profits	$61,365	$53,009	$114,374

Depreciation and amortization	$18,253	$15,471	$33,724
Capital expenditures	106,016	36,017	142,033
Total assets	294,352	188,449	482,801
Year Ended December 31, 2007 Predecessor – Combined
Operating revenues	$103,601	$103,405	$207,006
Direct operating costs	60,570	69,887	130,457

Segment profits	$43,031	$33,518	$76,549

Depreciation and amortization	$9,411	$5,931	$15,342
Capital expenditures	91,860	35,548	127,408
Total assets	181,512	86,103	267,615

Reconciliation of Forbes Group Operating Income (Loss) As Reported:	Year Ended December 31,
	2009	2008	2007
Segment profits	$31,831	$114,374	$76,549
General and administrative expense	21,229	17,700	8,824
Depreciation and amortization	39,472	33,724	15,342
Goodwill impairment	—	4,363	—

Operating income (loss)	(28,870)	58,587	52,383
Other income and expenses, net	(25,605)	(25,760)	(8,106)

Income (loss) before income taxes	$(54,475)	$32,827	$44,277

Reconciliation of the Forbes Group Assets as Reported	Year Ended December 31,
	2009	2008
Total reportable segments	$477,931	$469,286
Elimination of internal transaction	(527,425)	(405,882)
Parent	506,927	419,397

Total assets	$457,433	$482,801

Financial information about geographic areas

Revenues from the Company’s non-U.S. operations, which are located exclusively in Mexico, were $26.2 million and $-0- million for the years ended December 31, 2009, and 2008 respectively. All other revenue was generated by the Company’s U.S. operations. Long-lived assets located in Mexico were approximately $19.2 million and $0.3 million as of December 31, 2009 and 2008, respectively. A number of the items of equipment located in Mexico are on operating leases. All other long-lived assets were located in the U.S.

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)

Notes to Consolidated/Combined Financial Statements—(Continued)

15. Equity Securities

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

16. Guarantor and Non-Guarantor Consolidating Financial Statements

As discussed in Note 8, the Company has certain significant non-guarantor subsidiaries and is required to present the following consolidating financial information pursuant to Rule 3-10 of Regulation S-X. These schedules are presented using the equity method of accounting for all periods presented. Under this method, investments in subsidiaries are recorded at cost and adjusted for the Company’s share in the subsidiaries’ cumulative results of operations, capital contributions and distributions and other changes in equity. Elimination entries relate primarily to the elimination of investments in subsidiaries and associated intercompany balances and transactions.

Supplemental financial information for FES Ltd, the parent, FES LLC and FES CAP, the issuers, our combined subsidiary guarantors and our non-guarantor subsidiaries is presented below. The December 31, 2008 and 2007 supplemental information has not been included because the parent company had no independent assets or operations, and the then existing non-guarantor was deemed to be minor during those years.

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)

Notes to Consolidated/Combined Financial Statements—(Continued)

Consolidating Balance Sheet

As of December 31, 2009

	Parent	Issuers	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$12,577,404	$7,860,204	$7,973,636	$14,123	—	$28,425,367
Restricted cash	—	2,932,279	—	—	—	2,932,279
Accounts receivable	20,747,276	9,078	40,203,774	15,992,327	(18,858,590)	58,093,865
Other current assets	(14,107)	401,021	4,231,170	118,610	—	4,736,694

Total current assets	33,310,573	11,202,582	52,408,580	16,125,060	(18,858,590)	94,188,205
Property and equipment, net	546,107	—	307,115,247	898,531	—	308,559,885
Investments in affiliates	40,712,544	97,919,974	680,424	—	(139,312,942)	—
Intercompany receivables	103,872,927	364,438,135	62,414,398	229,036	(530,954,496)	—
Intercompany note receivable	5,013,405	—	—	—	(5,013,405)	—
Intangible assets, net	—	—	36,598,781	—	—	36,598,781
Deferred financing costs, net	—	11,453,830	—	—	—	11,453,830
Restricted cash	—	6,560,225	—	—	—	6,560,225
Other assets	1,890	27,500	31,436	11,144	—	71,970

Total assets	$183,457,446	$491,602,246	$459,248,866	$17,263,771	$(694,139,433)	$457,432,896

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$21,340,568	$445,376	$16,706,926	$5,137,388	$(19,355,427)	$24,274,831
Accrued liabilities	1,041,085	9,269,026	9,269,096	3,074,506	476,535	23,130,248
Current portion of long-term debt	—	10,736,500	1,696,400	—	—	12,432,900

Total current liabilities	22,381,653	20,450,902	27,672,422	8,211,894	(18,878,892)	59,837,979
Long-term debt	—	209,548,870	4,916,459	—	—	214,465,329
Intercompany payables	39,888,084	220,888,931	266,799,198	3,357,981	(530,934,194)	—
Intercompany note payable	—	—	—	5,013,405	(5,013,405)	—
Deferred tax liability (benefit)	(25,319,770)	—	61,941,881	—	—	36,622,111

Total liabilities	36,949,967	450,888,703	361,329,960	16,583,280	(554,826,491)	310,925,419

Shareholders’ equity	146,507,479	40,713,543	97,918,906	680,491	(139,312,942)	146,507,477

Total liabilities and shareholders’ equity	$183,457,446	$491,602,246	$459,248,866	$17,263,771	$(694,139,433)	$457,432,896

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)

Notes to Consolidated/Combined Financial Statements—(Continued)

Consolidating Statement of Operations

For the Year Ended December 31, 2009

	Parent	Issuers	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues

Well servicing	$26,285,577	—	$85,420,185	$9,435,085	$(15,043,567)	$106,097,280
Fluid logistics	—	—	109,822,640	—	—	109,822,640

Total revenues	26,285,577	—	195,242,825	9,435,085	(15,043,567)	215,919,920

Expenses

Well servicing	25,638,378	138	77,344,249	5,274,041	(11,430,895)	96,825,911

Fluid logistics	—	—	87,263,351	—	—	87,263,351

General and administrative	7,225,894	5,890,640	9,822,892	1,921,404	(3,632,011)	21,228,819
Depreciation and amortization	33,552	—	39,143,261	294,942	—	39,471,755

Total expenses	32,897,824	5,890,778	213,573,753	7,490,387	(15,062,906)	244,789,836

Operating income (loss)	(6,612,247)	(5,890,778)	(18,330,928)	1,944,698	19,339	(28,869,916)

Interest income (expense), net	29,775	(26,133,136)	(775,310)	(26,955)	(12,891)	(26,918,517)
Equity in income (loss) of affiliates	(38,073,710)	(7,471,913)	1,917,501	—	43,628,122	—

Other income (loss), net	(138,191)	1,422,117	36,430	(51)	(6,448)	1,313,857

Income (loss) before taxes	(44,794,373)	(38,073,710)	(17,152,307)	1,917,692	43,628,122	(54,474,576)

Income tax expense (benefit)	(15,463,664)	—	(9,680,203)	—	—	(25,143,867)

Net income (loss)	$(29,330,709)	$(38,073,710)	$(7,472,104)	$1,917,692	$43,628,122	$(29,330,709)

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)

Notes to Consolidated/Combined Financial Statements—(Continued)

Consolidating Statement of Cash Flows

For the Year Ended December 31, 2009

	Parent	Issuers	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash flows from operating activities
Net cash provided by operating activities	$(2,487,192)	$20,570,970	$(3,602,204)	$897,828	—	$15,379,402

Cash flows from investing activities
Restricted cash	—	(9,492,504)	—	—	—	9,492,504
Insurance proceeds	—	—	1,783,832	—	—	1,783,832
Purchase of property and equipment	—	—	(29,120,985)	(903,486)	—	(30,024,471)

Net cash used in investing activities	—	(9,492,504)	(27,337,153)	(903,486)	—	(37,733,143)

Cash flows from financing activities
Payment for debt issuance costs	—	—	(1,236,638)	—	—	(1,236,638)

Proceeds from stock offering, net	14,927,705	—	—	—	—	14,927,705
Borrowings under debt agreements	—	—	32,000,000	—	—	32,000,000
Repayments of debt	—	(3,415,000)	(14,966,026)	—	—	(18,381,026)

Net cash provided by (used in) financing activities	14,927,705	(3,415,000)	15,797,336	—	—	27,310,041

Net increase/(decrease) in cash and cash equivalents	12,440,513	7,663,466	(15,142,021)	(5,658)	—	4,956,300
Cash and cash equivalents
Beginning of period	136,891	196,738	23,115,657	19,781	—	23,469,067

End of period	$12,577,404	$7,860,204	$7,973,636	$14,123	—	$28,425,367

17. Subsequent Events

Subsequent events have been evaluated through the issuance of this filing and the Forbes Group determined there were none.

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)

Notes to Consolidated/Combined Financial Statements—(Continued)

18. Supplemental Financial Information Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter		Third Quarter	Fourth Quarter
2009 (4):
Revenues	$63,431,382	$49,752,577		$50,472,206	$52,263,755
Operating (loss)	(1,661,199)	(7,567,920)		(8,836,273)	(10,804,524)
Net income (loss)	(4,535,490)	(9,037,736)		(9,609,721)	(6,147,762)
Earnings (loss) per share:
Basic and diluted	$(.07)	$(.15)		$(.15)	$(.10)

2008:
Revenues	$70,522,859	$88,601,191		$105,145,388	$96,659,861
Operating income	13,640,490	18,280,383		19,870,511	6,795,234
Net income (loss)	7,522,898	(43,212,012	)(1)	8,273,355	(2,331,831	)(2)
Earnings (loss) per share: (3)
Basic and diluted		$(1.13)		$0.15	$(.04)

(1)	On May 29, 2008, in connection with the Bermuda Reorganization, the Forbes Group became a taxable entity, which resulted in $52.8 million of the 2008 income tax expense that was recorded as a one-time, deferred income tax charge to recognize the conversion to a taxable entity. Prior to that time, the entities comprising the Forbes Group were flow through entities for federal income tax purposes and the only tax obligations of the entity were the Texas margin tax which was applicable after June 29, 2007.
(2)	As of December 31, 2008 the Forbes Group performed its annual impairment test on goodwill, and recorded an impairment charge of $4.4 million in the fourth quarter of 2008.
(3)	Concurrent with the Initial Equity Offering on May 29, 2008, we began conducting our business through a newly formed Bermuda corporation and holding company. Historically, net income per share was not presented for the quarter ended March 31, 2008 and prior since we were structured as a limited liability company with a limited number of members.

(4)	During the quarter ended December 31, 2009, the Company discovered that certain transactions reported in its quarters ending March 31, June 30, and September 30, 2009 consolidated financial statements were recorded incorrectly. The Company identified accounting errors related to understatement of payroll expenses, payroll taxes, and costs related to its Mexico operations, the calculation of the self-insured portion of its workers compensation insurance, double recording overstatement of revenue accruals and accounts receivable related to unbilled revenues, and the understatement of interest expense and accrued interest payable on the Company’s Second Priority Notes. All of these errors were identified and recorded as out-of-period adjustments in the quarter ended December 31, 2009. In the aggregate, the effect of correcting those errors as out-of-period adjustments understated net loss and loss per share for the three months ended December 31, 2009 by approximately $0.8 million and $0.01, respectively. The correction of the errors is not material to the financial statements as of and for the quarters ended March 31, June 30, September 30, and December 31, 2009.

Additionally, during the three months ended September 30, 2009, the Company recorded an out-of-period adjustment to correct an error related to its billing system that occurred during the last two quarters of 2008 and the quarter ended March 31, 2009 which resulted in an overstatement of revenues and trade accounts receivable, and another error related to the recording of revenues and expenses in its Mexico operations for the quarters ended March 31, 2009 and June 30, 2009 which resulted in a misstatement of revenue and operating expenses for those periods. In the aggregate, these two accounting errors, after giving effect to a statutory federal tax rate of 35%, understated net loss and loss per share for the year ended December 31, 2008 by approximately $0.4 million and $0.01, respectively, and the effect of correcting those errors as an out-of-period adjustment overstated net loss and loss per share for the nine months ended September 30, 2009 by $0.4 million and $0.01, respectively. The correction of the errors is not material to the financial statements as of and for the year ended December 31, 2008 and for the nine months ended September 30, 2009.

The following table reflects the effect of errors noted during the quarters and the cumulative effect of correction of errors in the third and fourth quarters ended September 30, 2009 and December 31, 2009 after giving effect to a statutory federal tax rate of 35%:

Unaudited Quarterly Data	Effect of errors on quarter-ended March 31, 2009	Effect of errors on quarter-ended June 30, 2009	Effect of errors on quarter-ended September 30, 2009, and correction of out of period adjustments from December 31, 2008, March 31, 2009 and June 30, 2009	Effect on Quarter-ended December 31, 2009 for correction of out of period adjustments from March 31, 2009, June 30, 2009 and September 30, 2009
Total revenues (over)/understated	$(45,024)	$(713,717)	$983,254	$472,744
Total expenses over/(understated)	(1,564,384)	643,377	1,195,112	(274,105)
Interest expense, net over/(understated)	—	—	(988,177)	988,177
Loss before taxes over/(under)stated	1,609,408	70,340	(1,190,189)	(1,186,816)
Net loss over/(under)stated	1,046,115	45,721	(773,623)	(771,431)
Loss per share over/(under)stated	0.02	—	(0.01)	(0.01)

The Company evaluated the correction of these errors based on historical operating results for the quarter ended September 30, 2008, the year ended December 31, 2008, the quarters ended March 31, 2009, June 30, 2009, September 30, 2009 and for the year ended December 31, 2009 in accordance with Accounting Standards Codification 250-10-45-27 “Materiality Determination for Correction of an Error” and Staff Accounting Bulletin No. 99, “Materiality”. The amount of the adjustments when compared to the operating results for these periods or on any trend of profits or losses, is not considered by management to be material. In addition, the Company believes that investors would not consider the amount of the adjustments to be material, and therefore, would not have significantly impacted their investment decisions about the Company.

Item 9.	Changes in or Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SECs rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2009, our chief executive officer and chief financial officer concluded that, as of such date, our internal control over financial reporting disclosure controls and procedures were not effective. See “Material Weaknesses” below.

Changes in Internal Control over Financial Reporting, including Remediation of Certain Material Weaknesses

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13(a)-15(f) or Rule15d-15(f) under the Exchange Act. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes maintaining records that, in reasonable detail, accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with U.S. generally accepted accounting principles; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with authorizations of the Company’s management and board of directors; and providing reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Based on the evaluation of our internal control over financial reporting as of December 31, 2009, our chief executive officer and chief financial officer concluded that, as of such date, our internal control over financial reporting is not effective.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. We had identified various material weaknesses as of December 31, 2008 primarily related to internal accounting controls. We believe that many of these were attributable to our transition from a private company to a public reporting company. In connection with the preparation of our consolidated financial statements as of and for the year ended December 31, 2009 included in this Form 10-K and our assessment of the effectiveness of our disclosure controls and procedures, we have concluded that we successfully remediated the following specific control deficiencies, which represented material weaknesses in our internal control over financial reporting as of December 31, 2009:

•

Prior to our effective remediation, we did not maintain effective controls over the preparation and review of the consolidated/combined financial statements and disclosures. Specifically, effective controls were not designed and in place around the oversight and review of the consolidated/combined financial statements and disclosures.

•

Prior to our effective remediation, we did not design or maintain effective controls over purchase accounting. Specifically, we did not design and maintain effective controls over the accuracy and completeness of the purchase price allocation associated with the January 1, 2008 Delaware Reorganization. This material weakness resulted in the requirement to restate the Company’s unaudited condensed consolidated financial statements issued and filed for the quarters ended June 30, 2008 and September 30, 2008 (as well as the issued but unfiled financial statements for the quarter ended March 31, 2008).

During the year ended December 31, 2009, management performed its assessment of internal control processes and procedures. Other than these changes and the remediation measures described in this section, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal year ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Material Weaknesses

In connection with the preparation of the Forbes Group’s consolidated financial statements for the year ended December 31, 2009, we identified control deficiencies that constitute material weaknesses in the design and operation of our internal control over financial reporting. The following material weaknesses were present at December 31, 2009.

•

We did not maintain an appropriate accounting and financial reporting organizational structure to support the activities of the Forbes Group. Specifically, we did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training to ensure the proper selection, application and implementation of GAAP. This resulted in errors during the quarters ended March 31, 2009; June 30, 2009; September 30, 2009; which were collected during the quarter ended December 31, 2009.

•

We did not design or maintain effective controls over the recording of revenue and expenses in our Mexico operations. Specifically, effective controls were not designed and in place to ensure that revenues and expenses were recorded at the correct amounts in the appropriate period. This resulted in errors during the quarters ended March 31, 2009 and June 30, 2009, and September 30, 2009 which were corrected during the quarter ended December 31, 2009.

•

We did not design and maintain effective controls over the review of the accuracy and completeness of the income tax provision. This material weakness resulted in the Forbes Group restating its unaudited condensed consolidated financial statements issued and filed for the quarters ended June 30, 2008 and September 30, 2008.

These control deficiencies could result in a future material misstatement to substantially all the accounts and disclosures that would result in a material misstatement to the annual or interim combined financial statements that would not be prevented or detected. Accordingly, we have determined that each of the above control deficiencies represents a material weakness.

Remediation

As mentioned above, we have identified certain material weaknesses that exist as of December 31, 2009 in our internal control over external financial reporting and complex, non-routine accounting issues.

In 2009 we engaged a third party consulting group to assist us with financial reporting and tax matters.

We have implemented, or are in the process of implementing and continue to implement, remedial measures to address the above deficiencies on a going-forward basis. In response to the Mexico operations’ revenue and expense recognition errors, effective mid-November 2009, a controller with international accounting experience who is resident in Mexico assumed responsibility for Mexico accounting and controls. He has since hired an accounting staff which has been working diligently to address Mexico’s accounting needs. Additionally, a third party consultant has been hired to document systems and controls at our Mexico operations. To date, documentation has been limited as the first focus has been to properly capture and record all accounting transactions and activities.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required under this item will be filed in a Form 10-K/A within 120 days after December 31, 2009 pursuant to General Instruction G(3) of Form 10-K.

Item 11.	Executive Compensation

The information required under this item will be filed in a Form 10-K/A within 120 days after December 31, 2009 pursuant to General Instruction G(3) of Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this item will be filed in a Form 10-K/A within 120 days after December 31, 2009 pursuant to General Instruction G(3) of Form 10-K.

Item 13.	Certain Relationships and Related Transaction, and Director Independence

The information required under this item will be filed in a Form 10-K/A within 120 days after December 31, 2009 pursuant to General Instruction G(3) of Form 10-K.

Item 14.	Principal Accounting Fees and Services

The information required under this item will be filed in a Form 10-K/A within 120 days after December 31, 2009 pursuant to General Instruction G(3) of Form 10-K.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	The following items are filed as part of this report:

1.	Financial Statements. The financial statements and information required by Item 8 appear on pages 39 through 66 of this report. The Index to Consolidated Financial Statements appears on page 40.

2.	Financial Statement Schedules. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

3.	Exhibits.

Number	Description of Exhibits

1.1	—	Letter Agreement dated December 1, 2009, by and among the underwriter and Forbes Energy Service Ltd. (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K dated December 7, 2009).

1.2	—	Underwriting Agreement dated December 4, 2009, by and among the underwriter and Forbes Energy Services Ltd. (incorporated by reference to Exhibit 1.2 to the Company’s Current Report on Form 8-K dated December 7, 2009).

2.1	—	Agreement and Plan of Reorganization effective January 1, 2008 among Forbes Energy Services LLC and the respective members of C.C. Forbes, LLC, TX Energy Services, LLC and Superior Tubing Testers, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

2.2	—	Agreement and Plan of Reorganization effective May 29, 2008 among Forbes Energy Services Ltd. and the members of Forbes Energy Services LLC (incorporated by reference to Exhibit 2.2 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

3.1	—	Memorandum of Association of Forbes Energy Services Ltd. (incorporated by reference to Exhibit 3.11 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

3.2	—	Amended and Restated Bye-laws of Forbes Energy Services Ltd. (incorporated by reference to Exhibit 3.12 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

4.1	—	Indenture, dated as of February 12, 2008 among Forbes Energy Services LLC and Forbes Energy Capital Inc., as issuers, the guarantors party thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

4.2	—	Supplemental Indenture (First Supplemental Indenture), dated as of May 29, 2008 among Forbes Energy Services Ltd., Forbes Energy Services LLC, Forbes Energy Capital Inc., the other Guarantors (as defined in the Indenture referred to therein) and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).

4.3	—	Supplemental Indenture (Second Supplemental Indenture, dated as of October 6, 2008 among Forbes Energy Services Ltd., Forbes Energy Services LLC, Forbes Energy Capital Inc., the other Guarantors (as defined in the Indenture referred to therein) and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

4.4	—	Third Supplemental Indenture, dated as of February 6, 2009 among Forbes Energy Services Ltd., Forbes Energy Services LLC, Forbes Energy Capital Inc., the other Guarantors (as defined in the Indenture referred to therein) and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 6, 2009).

4.5	—	Indenture dated as of October 2, 2009, by and among Forbes Energy Services LLC and Forbes Energy Capital Inc., as issuers, the guarantors party thereto and Wilmington Trust FSB, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated October 10, 2009).

4.6	—	Notation of Guarantee from Forbes Energy Services Ltd. (incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

4.7	—	Notation of Guarantee from Forbes Energy International, LLC (incorporated by reference to Exhibit 4.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

4.8	—	Guaranty dated as of April 10, 2008, among Forbes Energy Services LLC, Forbes Energy Capital, Inc. and Citibank, N.A., including Guaranty Supplement, dated effective May 29, 2008, executed January 5, 2009, among Forbes Energy Services Ltd. and Citibank, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 8, 2009).

Number	Description of Exhibits

4.9	—	Registration Rights Agreement, dated as of February 7, 2008, among Jefferies & Company, Inc., Forbes Energy Services Inc., Forbes Energy Capital Inc. and the guarantors party thereto (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

4.10	—	Specimen 144A Global 11% Senior Secured Exchange Note due 2015 (incorporated by reference to Exhibit 4.5 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

4.11	—	Rights Agreement dated as of May 19, 2008 between Forbes Energy Services Ltd. and CIBC Mellon Trust Company, as Rights Agent, which includes as Exhibit A the Certificate of Designations of Series A Junior Participating Preferred Shares, as Exhibit B the form of Right Certificate and as Exhibit C the form of Summary of Rights to Purchase Shares (incorporated by reference to Exhibit 4.8 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

10.1	—	Credit Agreement dated as of April 10, 2008 among C.C. Forbes, LLC, TX Energy Services, LLC and Superior Tubing Testers, LLC, as borrowers, Forbes Energy Services LLC, as guarantor, and Citibank, N.A., as lender, governing the Credit Facility (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.2	—	Third Amendment to Credit Agreement dated effective as of July 10, 2009 among C.C. Forbes, LLC, TX Energy Services, LLC and Superior Tubing Testers, LLC, as borrowers, Forbes Energy Services LLC, as guarantor, and Citibank, N.A., as lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 15, 2009).

10.3	—	Guaranty dated April 10, 2008, among Forbes Energy Services LLC and Forbes Energy Capital Inc., including the Guaranty Supplement, dated effective May 29, 2008, executed January 5, 2009, among Forbes Energy Services Ltd. and Citibank, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 8, 2009).

10.4	—	Forbes Energy Services Ltd. Incentive Compensation Plan effective May 19, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

10.5	—	Employment Agreement effective May 1, 2008 by and between John E. Crisp and Forbes Energy Services LLC (incorporated by reference to Exhibit 10.2 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

10.6	—	Employment Agreement effective May 1, 2008 by and between Charles C. Forbes and Forbes Energy Services LLC (incorporated by reference to Exhibit 10.3 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

10.7	—	Employment Agreement effective May 1, 2008 by and between L. Melvin Cooper and Forbes Energy Services LLC (incorporated by reference to Exhibit 10.4 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

10.8	—	Form of Indemnification Agreement for directors, officers and key employees (incorporated by reference to Exhibit 10.5 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

10.9	—	Form of Executive Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

10.10	—	Form of Director Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

10.11	—	Commercial Equipment Lease Agreement, dated October 15, 2008 among Forbes Energy Services LLC and Alice Environmental Services, LP. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

10.12	—	Notes Purchase Agreement dated September 25, 2009, by and among Forbes Energy Services LLC, Forbes Energy Capital Inc., C.C. Forbes, LLC, TX Energy Services, Superior Tubing Testers, LLC, Forbes Energy International, LLC, Forbes Energy Services Ltd. and Goldman, Sachs & Co. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 28, 2009).

Number	Description of Exhibits

10.13*	—	Translation of Unit Price Public Works Contract No. 424048860 dated September 26, 2008, including Agreement No. 1 Inclusion of Project and New Concepts with Additional Increase of Contract Amount 424048860 dated December 4, 2009, entered into by and between PEMEX Exploración y Producción, Merco Ingenieria Industrial S.A. de C.V. and Forbes Energy Services Ltd.

16.1	—	Letter from PricewaterhouseCoopers, LLP to the Securities and Exchange Commission dated June 26, 2009 (incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K dated June 26, 2009).

31.1*	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2*	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1*	—	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	—	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Alice, the State of Texas, on March 31, 2010.

FORBES ENERGY SERVICES LTD.

By:	/S/ JOHN E. CRISP
John E. Crisp
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JOHN E. CRISP (John E. Crisp)	Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2010

/S/ L. MELVIN COOPER (L. Melvin Cooper)	Senior Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	March 31, 2010

/S/ CHARLES C. FORBES (Charles C. Forbes)	Executive Vice President, Chief Operating Officer and Director	March 31, 2010

/S/ DALE BOSSERT (Dale Bossert)	Director	March 31, 2010

/S/ TRAVIS H. BURRIS (Travis H. Burris)	Director	March 31, 2010

/S/ JANET L. FORBES (Janet L. Forbes)	Director	March 31, 2010

/S/ WILLIAM W. SHERRILL (William W. Sherrill)	Director	March 31, 2010

EXHIBIT INDEX

Number		Description of Exhibits

1.1	—	Letter Agreement dated December 1, 2009, by and among the underwriter and Forbes Energy Services Ltd. (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K dated December 7, 2009).

1.2	—	Underwriting Agreement dated December 4, 2009 by and among the Underwriter and Forbes Energy Services Ltd. (incorporated by reference to Exhibit 1.2 to the Company’s Current Report on Form 8-K dated December 7, 2009).

2.1	—	Agreement and Plan of Reorganization effective January 1, 2008 among Forbes Energy Services LLC and the respective members of C.C. Forbes, LLC, TX Energy Services, LLC and Superior Tubing Testers, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

2.2	—	Agreement and Plan of Reorganization effective May 29, 2008 among Forbes Energy Services Ltd. and the members of Forbes Energy Services LLC (incorporated by reference to Exhibit 2.2 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

3.1	—	Memorandum of Association of Forbes Energy Services Ltd. (incorporated by reference to Exhibit 3.11 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

3.2	—	Amended and Restated Bye-laws of Forbes Energy Services Ltd. (incorporated by reference to Exhibit 3.12 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

4.1	—	Indenture, dated as of February 12, 2008 among Forbes Energy Services LLC and Forbes Energy Capital Inc., as issuers, the guarantors party thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

4.2	—	Supplemental Indenture (First Supplemental Indenture), dated as of May 29, 2008 among Forbes Energy Services Ltd., Forbes Energy Services LLC, Forbes Energy Capital Inc., the other Guarantors (as defined in the Indenture referred to therein) and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).

4.3	—	Supplemental Indenture (Second Supplemental Indenture, dated as of October 6, 2008 among Forbes Energy Services Ltd., Forbes Energy Services LLC, Forbes Energy Capital Inc., the other Guarantors (as defined in the Indenture referred to therein) and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

4.4	—	Third Supplemental Indenture, dated as of February 6, 2009 among Forbes Energy Services Ltd., Forbes Energy Services LLC, Forbes Energy Capital Inc., the other Guarantors (as defined in the Indenture referred to therein) and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 6, 2009).

4.5	—	Indenture dated as of October 2, 2009, by and among Forbes Energy Services LLC and Forbes Energy Capital Inc., as issuers, the guarantors party thereto and Wilmington Trust FSB, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated October 10, 2009).

4.6	—	Notation of Guarantee from Forbes Energy Services Ltd. (incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

4.7	—	Notation of Guarantee from Forbes Energy International, LLC (incorporated by reference to Exhibit 4.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

4.8	—	Guaranty dated as of April 10, 2008, among Forbes Energy Services LLC, Forbes Energy Capital, Inc. and Citibank, N.A., including Guaranty Supplement, dated effective May 29, 2008, executed January 5, 2009, among Forbes Energy Services Ltd. and Citibank, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 8, 2009).

4.9	—	Registration Rights Agreement, dated as of February 7, 2008, among Jefferies & Company, Inc., Forbes Energy Services Inc., Forbes Energy Capital Inc. and the guarantors party thereto (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

4.10	—	Specimen 144A Global 11% Senior Secured Exchange Note due 2015 (incorporated by reference to Exhibit 4.5 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

4.11	—	Rights Agreement dated as of May 19, 2008 between Forbes Energy Services Ltd. and CIBC Mellon Trust Company, as Rights Agent, which includes as Exhibit A the Certificate of Designations of Series A Junior Participating Preferred Shares, as Exhibit B the form of Right Certificate and as Exhibit C the form of Summary of Rights to Purchase Shares (incorporated by reference to Exhibit 4.8 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

10.1	—	Credit Agreement dated as of April 10, 2008 among C.C. Forbes, LLC, TX Energy Services, LLC and Superior Tubing Testers, LLC, as borrowers, Forbes Energy Services LLC, as guarantor, and Citibank, N.A., as lender, governing the Credit Facility (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.2	—	Third Amendment to Credit Agreement dated effective as of July 10, 2009 among C.C. Forbes, LLC, TX Energy Services, LLC and Superior Tubing Testers, LLC, as borrowers, Forbes Energy Services LLC, as guarantor, and Citibank, N.A., as lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 15, 2009).

10.3	—	Guaranty dated April 10, 2008, among Forbes Energy Services LLC and Forbes Energy Capital Inc., including the Guaranty Supplement, dated effective May 29, 2008, executed January 5, 2009, among Forbes Energy Services Ltd. and Citibank, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 8, 2009).

10.4	—	Forbes Energy Services Ltd. Incentive Compensation Plan effective May 19, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

10.5	—	Employment Agreement effective May 1, 2008 by and between John E. Crisp and Forbes Energy Services LLC (incorporated by reference to Exhibit 10.2 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

10.6	—	Employment Agreement effective May 1, 2008 by and between Charles C. Forbes and Forbes Energy Services LLC (incorporated by reference to Exhibit 10.3 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

10.7	—	Employment Agreement effective May 1, 2008 by and between L. Melvin Cooper and Forbes Energy Services LLC (incorporated by reference to Exhibit 10.4 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

10.8	—	Form of Indemnification Agreement for directors, officers and key employees (incorporated by reference to Exhibit 10.5 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

10.9	—	Form of Executive Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

10.10	—	Form of Director Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

10.11	—	Commercial Equipment Lease Agreement, dated October 15, 2008 among Forbes Energy Services LLC and Alice Environmental Services, LP. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

10.12	—	Notes Purchase Agreement dated September 25, 2009, by and among Forbes Energy Services LLC, Forbes Energy Capital Inc., C.C. Forbes, LLC, TX Energy Services, Superior Tubing Testers, LLC, Forbes Energy International, LLC, Forbes Energy Services Ltd. and Goldman, Sachs & Co. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 28, 2009).

10.13*	—	Translation of Unit Price Public Works Contract No. 424048860 dated September 26, 2008, including Agreement No. 1 Inclusion of Project and New Concepts with Additional Increase of Contract Amount 424048860 dated December 4, 2009, entered into by and between PEMEX Exploración y Producción, Merco Ingenieria Industrial S.A. de C.V. and Forbes Energy Services Ltd.

16.1	—	Letter from PricewaterhouseCoopers, LLP to the Securities and Exchange Commission dated June 26, 2009 (incorporated by reference to Exhibit 16.1 to the company’s Current Report on Form 8-K dated June 26, 2009).

31.1*	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2*	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1*	—	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

31.2*	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

*	Filed herewith.