Form 10-K/A
period 2009-12-31
Forbes Energy Services Ltd.
filed 2010-04-30
CIK 1434842

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    ☐  Yes    ☒  No

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the most recently completed second fiscal quarter, June 30, 2009, was approximately CDN$35,550,698 based on the closing sales price of the registrant’s common stock as reported by the Toronto Stock Exchange on June 30, 2009 of $1.15 per share.

Indicate the number of common shares outstanding of each of the registrant’s classes of common shares, as of the latest practicable date.

At April 28, 2010, there were 54,173,700 common shares outstanding and 29,500,000 Class B non-voting shares outstanding.

The Registrant hereby amends the following items of its Form 10-K for the fiscal year ended December 31, 2009 filed with the Securities and Exchange Commission on March 31, 2010. No other information in our originally filed Form 10-K is amended hereby. Capitalized terms used but not defined herein shall have the meaning ascribed to such terms in the Form 10-K as originally filed.

Item 10.	Directors, Executive Officers and Corporate Governance

The following table sets out information for each of our directors and executive officers.

Name	Age	Position
John E. Crisp	48	Chairman of the Board, President and Chief Executive Officer
Charles C. Forbes	56	Executive Vice President, Chief Operating Officer and Director
L. Melvin Cooper	56	Senior Vice President, Chief Financial Officer and Assistant Secretary
Dale W. Bossert	65	Director
Travis H. Burris	48	Director
Janet L. Forbes	55	Director
William W. Sherrill	83	Director

The following are brief biographies of each of our executive officers and directors, including a description of their present occupations; their principal occupations during the last five years; and the specific experience, qualifications, attributes or skills that caused the nominating and corporate governance committee and the Board to determine that the person should continue serving in his or her stated capacity.

Executive Officers

John E. Crisp, Chairman of the Board, President and Chief Executive Officer

Mr. Crisp is our President and Chief Executive Officer and was appointed to such offices and elected as a director and Chairman of the Board upon Forbes Energy Services Ltd.’s formation effective April 11, 2008, and since the Delaware Reorganization effective January 1, 2008, has been the Chairman of the Board, President and Chief Executive Officer of Forbes Energy Services LLC. Prior to the Delaware Reorganization, Mr. Crisp was a founding partner of the Forbes Group and Director of Operations of TX Energy Services since 2003. Prior to founding the Forbes Group, Mr. Crisp was a Division Manager at Key Energy from 1998 to 2003. Key Energy acquired Dawson Production Services shortly after Dawson acquired Hellums Services, Inc. in 1998. Mr. Crisp became a partner of Hellums in 1995, after serving as their Equipment and Safety Manager from 1990, and served in the same capacity until it was sold to Dawson in 1998, at which time Mr. Crisp was serving as a district manager. Mr. Crisp started in the energy industry in 1978, working as an equipment operator. Mr. Crisp has over 30 years of oilfield services industry experience and has twice before founded, built and later sold oilfield service businesses.

Charles C. Forbes, Executive Vice President, Chief Operating Officer and Director

Mr. Forbes is our Executive Vice President and Chief Operating Officer and was appointed to such offices and elected a director upon Forbes Energy Services Ltd.’s formation effective April 11, 2008, and since the Delaware Reorganization effective January 1, 2008, has been a director and Executive Vice President and Chief Operating Officer of Forbes Energy Services LLC. Prior to the Delaware Reorganization, Mr. Forbes was a founding partner of the Forbes Group and Director of Operations of C.C. Forbes since 2003. Mr. Forbes founded Forbes Oil & Gas Company, an independent exploration and production company, in the mid-1980s which he continues to operate. From 1998 to 2003, Mr. Forbes served as a consultant to various independent oilfield services companies in South Texas. Mr. Forbes started in the oilfield with Otis Engineering doing workover and wireline work. Mr. Forbes purchased Hellums Services, Inc. in 1995, which was acquired by Dawson Production Services in 1998. Mr. Forbes started O.K. Well Service in 1978, with three rigs and sold it to Pride Petroleum Services in 1990, when such company had 22 workover rigs, 12 swabbing rigs and 6 winch trucks with approximately 145 employees. Mr. Forbes managed the operations of oil and natural gas leases from 1980 thru 2006 and various salt water disposal wells from 1980 thru 2006. Mr. Forbes has over 35 years of oilfield services industry experience and has founded, built and later sold oilfield services businesses for the past 18 years.

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

Dale W. Bossert

Mr. Bossert was elected as a director upon Forbes Energy Services Ltd.’s formation effective April 11, 2008, and has served as a director of Forbes Energy Services LLC since March 20, 2008. Mr. Bossert recently served as the Chairman of the Board and a director of Turnkey E&P Inc., or Turnkey, a company listed on the Toronto Stock Exchange, from July 16, 2007 to February 14, 2009 and served as director of Keeper Resources Inc., a company that was listed on the Toronto Stock Exchange, until its sale in May 2008. Prior to his service as Chairman of the Board and director of Turnkey, he was its President and Chief Executive Officer for three years, and prior to that was President of DWB Oil and Gas Consulting Ltd. for four years. On November 17, 2008, the principal operating subsidiary of Turnkey filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Turnkey was subject to a cease trade order by the Alberta Securities Commission on December 14, 2009 and received cease trade orders from other Canadian securities commissions subsequently. Mr. Bossert resigned as a director of Turnkey on February 14, 2010. Mr. Bossert has approximately 40 years of experience in the upstream oil and natural gas industry and has held various positions with Amoco Corporation in Calgary, Alberta, and Chicago, Illinois, and with Union Pacific Resources Company in Calgary, Alberta, Denver, Colorado, and Fort Worth, Texas. Mr. Bossert has worked for or acted as a consultant to a number of U.S. based energy companies, including Celsius Energy Company, Chesapeake Energy Corp. and Bass Enterprises.

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

Corporate Governance

Our board of directors has implemented the corporate governance initiatives below consistent with the Sarbanes-Oxley Act of 2002 and has adopted corporate governance guidelines. Our corporate governance guidelines address various topics, including:

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

In connection with the Delaware Reorganization, our board of directors and audit committee adopted an employee code of business conduct and ethics and a director code of business conduct and ethics, which address various topics, including:

•	compliance with laws, rules and regulations;

•	competition and fair dealing;

•	protection and proper use of company assets;

•	corporate opportunities;

•	conflicts of interest;

•	confidentiality;

•	insider trading; and

•	record keeping and public disclosure obligations.

On April 30, 2010, the board of directors amended the employee code of business conduct and ethics. The primary purpose of the amendment was to clarify the procedures for reporting violations of the code. Both the employee code of business conduct and ethics and a director code of business conduct and ethics are available on the Investor Relations section of our website at http://www.forbesenergyservices.com.

Board of Directors

Our bye-laws provide for a board of directors consisting of six directors, which is the current number of directors we have. Our board of directors has had six meetings in 2009, conducting all other business to date by unanimous written consent. The board of directors intends to meet at least quarterly every year.

As we are not listed on a U.S. national securities exchange or an inter-dealer quotation system that has requirements that a majority of the board of directors be independent, we use the definition of independence of the New York Stock Exchange, or the NYSE, to determine whether our directors are independent for purposes of U.S. securities laws. The board of directors has determined that Dale W. Bossert, Travis H. Burris, Janet L. Forbes and William W. Sherrill are independent directors as defined by NYSE. Our securities are listed on the Toronto Stock Exchange, which employs a different definition of independence than NYSE. The board of directors has determined that Messrs. Bossert, Burris and Sherrill are independent under the rules of the Toronto Stock Exchange.

Committees of the Board of Directors

The board of directors has established three board committees: the audit committee, the compensation committee, and the nominating and corporate governance committee. The information below summarizes the functions of each of the committees in accordance with their charters.

Audit Committee

The audit committee has been structured to comply with the requirements of Multilateral Instrument 52-110—Audit Committees of the Canadian Securities Administrators, or MI 52-110, and the equivalent requirements under U.S. federal securities laws. The board of directors has determined that the audit committee members have the appropriate level of financial understanding and industry specific knowledge to be able to perform the duties of the position and in particular are financially literate as defined in MI 52-110 and qualify as audit committee financial experts as defined in Item 407(d)(5)(ii) of Regulation S-K of the Exchange Act of 1934, as amended, or the Exchange Act.

The audit committee, as permitted by, and in accordance with, the requirements of the Companies Act of 1981 (Bermuda) and Forbes Energy Services Ltd.’s articles and bye-laws and any legal or regulatory authority having jurisdiction, is responsible to periodically assess the adequacy of procedures for the public disclosure of financial information and review on behalf of the board of directors, and report to the board of directors, the results of its review and its recommendation regarding all material matters of a financial reporting and audit nature, including, but not limited to, the following main subject areas:

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

The audit committee meets at least once per financial quarter to fulfill its responsibilities under its charter. The audit committee is comprised of Dale W. Bossert, Travis H. Burris, and William W. Sherrill, each of whom is independent under the rules of the NYSE and the Toronto Stock Exchange, financially literate as required by MI 52-110 and qualifies as audit committee financial experts as defined in Item 407(d)(5)(ii) of Regulation S-K of the Exchange Act. Mr. Sherrill is the chair of the audit committee. Our audit committee meets at least quarterly in connection with the review of our quarterly and annual financial statements every year.

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

The compensation committee is comprised of Dale W. Bossert, Travis H. Burris, and William W. Sherrill, all of whom are independent under the rules of the NYSE and the Toronto Stock Exchange. Mr. Burris is the chair of the compensation committee. In 2009, our compensation committee has met once. The compensation committee meets as necessary.

Nominating and Corporate Governance Committee

The nominating and corporate governance committee’s charter provides that the responsibilities of such committee include:

•	establishing and reviewing member characteristics for the board of directors;

•	evaluating, identifying and recommending nominees to the board of directors;

•	considering written recommendations from the shareholders of the Company for nominees for directors;

•	monitoring and reviewing the education and development of members of the board of directors;

•	recommending directors to serve as committee members and chairs;

•	reviewing and developing corporate governance guidelines, policies and procedures for the board of directors;

•	establishing and implementing evaluation processes for the board of directors, committees and chairs;

•	establishing procedures for the engagement of independent counsel by a director;

•	reviewing disclosure by us of matters within the committee’s mandate; and

•	reviewing and evaluating the committee’s charter and efficacy.

The nominating and corporate governance committee is comprised of Dale W. Bossert, Travis H. Burris, and William W. Sherrill, all of whom are independent under the rules of the NYSE and the Toronto Stock Exchange. Mr. Bossert is the chair of the nominating and corporate governance committee. In 2009, our nominating and corporate governance committee has met once. The nominating and corporate governance committee meets at least annually, and otherwise as necessary.

The nominating and corporate governance committee is responsible for, among other things, identifying and recommending potential candidates for nomination to the board of directors. The identification of potential board members is undertaken with a view to ensuring overall diversity of experience, backgrounds, skills, and geographic representation of board members. The nominating and corporate governance committee receives advice from the board of directors and considers written recommendations from the shareholders of the Company respecting individuals best suited to serve as directors, and, when necessary, develops its own list of appropriate candidates for directorships.

Indemnification of Directors and Officers

Section 98 of the Companies Act of 1981 (Bermuda) provides generally that a Bermuda company may indemnify its directors, officers, and auditors against any liability that by virtue of any rule of law would otherwise be imposed on them in respect of any negligence, default, breach of duty, or breach of trust, except in cases where such liability arises from fraud or dishonesty of which such director, officer, or auditor may be guilty in relation to such company. Section 98 further provides that a Bermuda company may indemnify its directors, officers, and auditors against any liability incurred by them in defending any proceedings, whether civil or criminal, in which judgment is awarded in their favor or in which they are acquitted or granted relief by the Supreme Court of Bermuda pursuant to section 281 of the CAB.

Forbes Energy Services Ltd. has adopted provisions in its bye-laws that provide that it shall indemnify its officers and directors in respect of their actions and omissions, except in respect of their fraud or dishonesty. The bye-laws provide that the shareholders waive all claims or rights of action that they might have, individually or on our behalf, against each of our directors or officers for any act or failure to act in the performance of such director’s or officer’s duties, except in respect of any fraud or dishonesty of such director or officer. The Companies Act of 1981 (Bermuda) permits us to purchase and maintain insurance for the benefit of any officer or director in respect of any loss or liability attaching to him or her in respect of any negligence, default, breach of duty, or breach of trust, whether or not we may otherwise indemnify such officer or director. We have purchased and maintain a directors’ and officers’ liability policy for such a purpose.

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

Compensation Discussion and Analysis

Our philosophy on the compensation of our executive officers is to provide competitive salary levels and compensation incentives that attract and retain individuals of high quality, recognize performance and align executive goals with the short-term and long-term objectives of the Company. Our compensation program is designed to reward performance, leadership and loyalty. The elements of our executive compensation program for our executive officers consist of base salary and benefits, cash bonuses and equity incentive awards. We provide base salary and benefits in order to compensate executive officers for their day-to-day services rendered to the Company, cash bonuses in order to encourage achievement of operating results and equity incentive awards in order to better align the interests of our executive officers with the long-term interests of our shareholders. We believe that each of these three principal elements play a role in achieving our overall compensation objective of attracting and maintain high quality individuals, recognizing performance and aligning executive goals with the objectives of the Company.

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

•	The roles of Messrs. Forbes, Crisp and Cooper in completing our most recent, significant business transactions including:

•	The reorganization of our predecessor companies from limited partnerships into limited liability companies in June 2007;

•	The reorganization of the limited liability companies under a Delaware holding company in January 2008;

•	Our private placement of $205 million in 11% senior secured notes in a 144A transaction in February 2008;

•	The reorganization of our companies under our Bermuda holding company in May 2008;

•	Our May 2008 Canadian initial public offering and related U.S. private placement of common shares for aggregate gross proceeds of approximately $172 million;

In connection with the employment agreements described above, at the time of our Canadian initial public offering, each of the Named Executive Officers were granted an option to purchase 450,000 common shares at an exercise price of $7.00 per share, the price at which common shares were sold in our Canadian initial public offering. This grant was commensurate with the factors considered by the compensation committee described in the preceding section. No option-based awards were granted in the year ended December 31, 2009.

Our compensation committee has not conducted a complete review of the compensation of our Named Executive Officers since May 2008. Nevertheless, due to economic conditions, our compensation committee did acknowledge and agree, in April 2009, to the voluntary and temporary reduction in base salary of Messrs. Crisp, Forbes and Cooper of $37,500, $37,500 and $5,000 per year, respectively. Additionally, due to economic conditions, the compensation committee determined that Messrs. Crisp, Forbes and Cooper should not receive bonus payments for 2009. As economic conditions improve, it is anticipated that the compensation committee will establish formal methodologies for reviewing base salary and determining cash and equity bonus awards.

After making an assessment of possible compensation risk, we do not believe that our compensation policies and practices for our employees are reasonably likely to have a material adverse effect on us.

Summary Compensation Table

The following table sets forth all compensation paid, payable, awarded, granted, given, or otherwise provided, directly or indirectly, by Forbes Energy Services Ltd. or a subsidiary thereof, in U.S. dollars, to the individuals who were, at December 31, 2009, the Chief Executive Officer, the Chief Financial Officer and the only other executive officer whose total annual compensation was more than $100,000 (collectively, the “Named Executive Officers”) of the Company. The currency of compensation awarded, earned, paid or payable is in U.S. dollars.

Name and principal position	Year	Salary ($)		Share- based awards ($)	Option- based awards ($)		Non-equity incentive plan compensation ($)		Pension value ($)	All other compensation ($)		Total compensation ($)
							Annual incentive plans	Long- term incentive plans
John E. Crisp President & Chief Executive Officer(1)	2009	474,038		—	—		—	—	—	66,000	(4)	540,038
	2008	500,019	(2)	—	1,307,523	(3)	—	—	—	53,000	(5)	1,860,542
Charles C. Forbes Executive Vice President & Chief Operating Officer	2009	474,038		—	—		—	—	—	63,996	(6)	538,034
	2008	500,019	(2)	—	1,307,523	(3)	—	—	—	51,664	(7)	1,859,206
L. Melvin Cooper Senior Vice President & Chief Financial Officer	2009	197,692		—	—		—	—	—	30,000	(8)	227,692
	2008	200,000		—	1,307,523	(3)	250,000	—	—	30,000	(8)	1,787,523

(1)	Prior to June 1, 2007, Mr. Crisp also performed the functions of Chief Financial Officer. Mr. Cooper was appointed Chief Financial Officer on June 1, 2007. All of the named executive officers were employed by the Forbes Group prior to the Delaware Reorganization and the Bermuda Reorganization.
(2)	Pursuant to the Bermuda Reorganization, Messrs. Crisp and Forbes received equity interests in us in exchange for 63% of their respective equity interests in Forbes Energy Services LLC. In addition, they have received payments indirectly from us as a result of the transactions described under Item 13 of this Form 10-K/A. Finally, as owners of the member entities of the Forbes Group, Messrs. Crisp and Forbes received cash distributions from the Forbes Group with respect to the fiscal period ended May 28, 2008, the date immediately preceding the Bermuda Reorganization, of $2.1 million and $2.1 million, respectively, primarily to allow them to make tax payments.
(3)	The options were priced using the Black-Scholes option pricing model, using assumptions included in footnote 5 of our audited financial statements included in our Report on Form 10-K for the year ended December 31, 2009.
(4)	This amount is comprised of $36,000 for fees earned as a director, $12,000 for premiums paid by the Company for health insurance and $18,000 as an allowance for an automobile and related auto expenses.
(5)	This amount is comprised of $23,000 for fees earned as a director, $12,000 for premiums paid by the Company for health insurance and $18,000 as an allowance for an automobile and related auto expenses.
(6)	This amount is comprised of $33,996 for fees earned as a director, $12,000 for premiums paid by the Company for health insurance and $18,000 as an allowance for an automobile and related auto expenses.
(7)	This amount is comprised of $21,664 for fees earned as a director, $12,000 for premiums paid by the Company for health insurance and $18,000 as an allowance for an automobile and related auto expenses.
(8)	This amount is comprised of $12,000 for premiums paid by the Company for health insurance and $18,000 as an allowance for an automobile and related

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

For the year ending December 31, 2009, the employment agreements of Messrs. Crisp, Forbes, and Cooper provided for annual base salaries of $500,000, $500,000 and $200,000, respectively. Notwithstanding this fact, in April 2009, Messrs. Crips, Forbes and Cooper voluntarily agreed to a temporary reduction in base salary of $37,500, $37,500 and $5,000 per year, respectively.

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

For Messrs. Forbes and Crisp, if either were terminated without cause as of December 31, 2009, each would have been entitled to his then-current base salary of $500,000 and 450,000 common shares issuable upon exercise of his options would have immediately vested. If either had been terminated following a change in control, each would have been entitled to three times his then-current base salary, or $1.5 million, and the same acceleration of vesting of his options would apply. For Mr. Cooper, if he had been terminated without cause as of December 31, 2009, he would have been entitled to his then-current base salary of $200,000 and

450,000 common shares issuable upon exercise of his options would have immediately vested. If he had been terminated following a change in control, he would have been entitled to three times his then-current base salary, or $600,000, and the same acceleration of vesting of his options would apply.

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

Under their respective agreements, the compensation committee has discretion to establish the methodology for determining annual bonuses. Due to its decision not to award bonuses based on the economic conditions, the compensation committee has not yet established a methodology for determining annual bonuses.

The respective agreements of Messrs. Crisp and Forbes acknowledge their existing interests in other business ventures described under Item 13 of this Form 10-K/A and their right to engage in other such businesses that would comply with the terms of the covenant applicable to transactions with affiliates in the indenture governing our senior secured notes.

Compensation Committee Report

The compensation committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on the review and discussions referenced above, the compensation committee recommended to the board of directors that the Compensation Discussion and Analysis referred to above be included in this Form 10-K/A.

This foregoing report is given by the following members of the compensation committee:

Dale W. Bossert,

Travis H. Burris,

William W. Sherrill

Compensation Committee Interlocks and Insider Participation

All members of the compensation committee are independent directors, and none of them are present or past employees of ours. Except as set forth in the following sentence, no member of the compensation committee has had any relationship with us requiring disclosure under Item 404 of Regulation S-K of the Exchange Act and none of our executive officers has served on the board of directors or compensation committee (or other committee serving an equivalent function) of any other entity, one of whose executive officers served on our board or compensation committee. As disclosed in Item 13 of this report, Mr. Crisp, our President and Chief Executive Officer, serves on the board of directors of Texas Champion Bank for which Mr. Burris, the Chairman of our compensation committee, serves as President and Chief Executive Officer. Further, we have a business relationship with Texas

Champion Bank and, as of December 31, 2009 and 2008, we had $7.2 million and $10.6 million, respectively, on deposit with this bank.

Officers Who Also Act As Directors

Our Named Executive Officers who serve as directors receive the same cash compensation as our other directors for their service as directors but do not receive any additional equity-based compensation.

Incentive Plan Awards

Outstanding Share-Based Awards and Option-Based Awards

The following table sets forth for each Named Executive Officer all option-based and share-based awards outstanding at December 31, 2009.

	Option-based Awards								Share-based Awards
Name	Number of securities underlying unexercised options (#) Exercisable		Number of securities underlying unexercised options (#) Unexercisable		Option exercise price ($)	Option grant date	Option expiration date	Value of unexercised in-the-money options (1) ($)	Number of shares or units of shares that have not vested (#)	Market or payout value of share-based awards that have not vested ($)
John E. Crisp, President & Chief Executive Officer	150,000	(2)	300,000	(2)	7.00	05/29/2008	05/29/2018	0	—	—
Charles C. Forbes, Executive Vice President & Chief Operating Officer	150,000	(2)	300,000	(2)	7.00	05/29/2008	05/29/2018	0	—	—
L. Melvin Cooper, Senior Vice President & Chief Financial Officer	150,000	(2)	300,000	(2)	7.00	05/29/2008	05/29/2018	0	—	—

(1)	These amounts are calculated based on the difference between the market value of the securities underlying the options at the end of the year (CDN$0.80), and the exercise price of the options.
(2)	These option-based awards were granted on May 29, 2008 and vest in equal installments over a three year period.

Options Exercised and Stock Vested

None of our Named Executive Officers exercised any of their exercisable options during fiscal 2009 nor did any of our named executive officers vest in any stock awards during fiscal 2009.

Value Vested or Earned During the Year

The following table sets forth for each Named Executive Officer the value vested or earned on all option-based awards, share-based awards, and non-equity incentive plan compensation during the financial year ending December 31, 2009.

Name	Option grant date	Option- based awards – Value vested during the year ($)	Share- based awards – Value vested during the year ($)	Non-equity incentive plan compensation – Value earned during the year ($)
John E. Crisp, President & Chief Executive Officer	05/29/2008	—	—	—
Charles C. Forbes, Executive Vice President & Chief Operating Officer	05/29/2008	—	—	—
L. Melvin Cooper, Senior Vice President & Chief Financial Officer	05/29/2008	—	—	—

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

The following table provides information as of December 31, 2009, regarding compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities shown in the first column)
Equity compensation plans approved by shareholders(1)	2,680,000	(2)	$7.00	2,540,000
Equity compensation plans not approved by shareholders	—		—	—

Total	2,680,000		$7.00	2,540,000

(1)	Consists of common shares issued or remaining available for issuance under our Incentive Compensation Plan.
(2)	The Company initially issued options representing 2,770,000 common shares, however, options representing 90,000 common shares have been forfeited.

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

Director Compensation

The following table details the compensation received by each Director, other than Named Executive Officers, in 2009.

Name	Fees earned ($)	Share- based awards ($)	Option- based awards ($)	Non-equity incentive plan compensation ($)	Pension value ($)	All other compensation ($)	Total ($)
Dale W. Bossert	$44,000	—	—	—	—	—	$44,000
Travis H. Burris	$44,000	—	—	—	—	—	$44,000
Janet L. Forbes	$33,996	—	—	—	—	—	$33,996
William W. Sherrill	$44,000	—	—	—	—	—	$44,000

Narrative Discussion

Each director, including Messrs. Crisp and Forbes, whose compensation is set forth in the Summary Compensation Table, receives an annual retainer of $25,000 and each committee chair receives an additional annual retainer of $2,000. Each director receives $1,000 per meeting plus expenses for attendance at any board meeting or any committee meeting.

Incentive Plan Awards

Outstanding Share-Based Awards and Option-Based Awards

The following table sets forth for each Director, other than Named Executive Officers who are directors, all option-based and share-based awards outstanding at December 31, 2009.

	Option-based Awards							Share-based Awards
Name	Number of securities underlying unexercised options (#) Exercisable		Number of securities underlying unexercised options (#) Unexercisable		Option exercise price ($)	Option expiration date	Value of unexercised in-the-money options (1) ($)	Number of shares or units of shares that have not vested (#)	Market or payout value of share-based awards that have not vested ($)
Dale W. Bossert	25,000	(2)	50,000	(2)	7.00	05/29/2018	—	—	—
Travis H. Burris	25,000	(2)	50,000	(2)	7.00	05/29/2018	—	—	—
Janet L. Forbes	25,000	(2)	50,000	(2)	7.00	05/29/2018	—	—	—
William W. Sherrill	25,000	(2)	50,000	(2)	7.00	05/29/2018	—	—	—
(1)	These amounts are calculated based on the difference between the market value of the securities underlying the options at December 31, 2009 (CDN$0.80), and the exercise price of the options.
(2)	These option-based awards were granted on May 29, 2008.

Value Vested or Earned During the Year

The following table sets forth for each Director the value vested or earned on all option-based and share-based awards, and non-equity incentive plan compensation during the financial year ending December 31, 2009.

Name	Option grant date	Option-based awards –Value vested during the year ($)	Share-based awards –Value vested during the year ($)	Non-equity incentive plan compensation –Value earned during the year ($)
Dale W. Bossert	5/29/2008	0	—	—
Travis H. Burris	5/29/2008	0	—	—
Janet L. Forbes	5/29/2008	0	—	—
William W. Sherrill	5/29/2008	0	—	—

(1)	The options granted to each of our non-employee directors vest in equal installments over a three period.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of our voting securities as of March 31, 2010:

•	each person who is known to us to be the beneficial owner of more than 5% of our voting securities;

•	each of our directors; and

•	each of our executive officers and all of our executive officers and directors as a group.

Unless otherwise indicated, each person named below has an address in care of our principal executive offices and has sole power to vote and dispose of the shares of voting securities beneficially owned by them, subject to community property laws where applicable.

Name	Common Shares Beneficially Owned(* )		Percentage of Common Shares Beneficially Owned(%) (1)
Executive Officers and Directors:
John E. Crisp	9,854,700	(2)	11.8%
Charles C. Forbes	10,124,850	(2)	12.1%
L. Melvin Cooper.	205,000	(3)	*
Dale W. Bossert	39,200	(4)	*
Travis H. Burris	456,350	(4)	*
Janet L. Forbes	9,308,000	(5)	11.1%
William W. Sherrill	25,000	(6)	*
All directors and executive officers as a group (7 persons)	30,013,100	(7)	35.9%

Other 5% Stockholders:
The Modern Group Ltd.	5,311,000	(8)	6.3%

*	Indicates beneficial ownership of less than 1% of the total outstanding common stock. “Beneficial ownership” is a term broadly defined by the Commission in Rule 13d-3 under the Securities Exchange Act of 1934, as amended, and includes more than typical forms of stock ownership, that is, stock held in the person’s name. The term also includes what is referred to as “indirect ownership,” meaning ownership of shares as to which a person has or shares investment or voting power. For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares as of March 31, 2010 that such person or group has the right to acquire within 60 days after such date.
(1)	The percentages reflected in the table assume the conversion of the Class B shares.
(2)	Includes 8,850,000 Class B Shares that are convertible to common shares at any time and 150,000 Common Shares issuable upon exercise of options.
(3)	Includes 150,000 Common Shares issuable upon exercise of options.
(4)	Includes 25,000 Common Shares issuable upon exercise of options.
(5)	Includes 8,850,000 Class B Shares that are convertible to common shares at any time and 25,000 Common Shares issuable upon exercise of options.
(6)	Includes 25,000 Common Shares issuable upon exercise of options.

(7)	Includes 26,550,000 Class B Shares that are convertible to common shares at any time and 550,000 Common Shares issuable upon exercise of options.
(8)	Based on information derived from insider reporting filings on the System for Electronic Disclosure by Insiders as of April 26, 2009, available at www.sedi.com.

Item 13.	Certain Relationships and Related Transactions

We enter into transactions with related parties in the normal course of conducting business. Messrs. Forbes and Crisp are also owners and managers of Alice Environmental Services, LP, or AES. We have entered into the following transactions with AES and its subsidiaries:

•

AES, through a wholly owned subsidiary, owned and operated an oil field supply store from which the we purchase oil field supplies. This supply store was sold to an independent third party in May 2008.

•	AES owns aircraft that we use on a regular basis.

•	We have entered into long-term real property leases with AES.

•	We have also entered into long-term operating leases with AES.

We recognized revenues from AES of approximately $-0-, $11,000 and $228,000, related to rig, trucking, and equipment and facilities rental activities; expenses of approximately $8.4 million, $5.5 million and $4.3 million, and capital expenditures of $-0-, $2.4 million and $5.3 million from these transactions for the years ended December 31, 2009, 2008 and 2007, respectively. Accounts payable to AES as of December 31, 2009 and 2008 resulting from such transactions were $683,000 and $106,000, respectively. During December 2008, we leased 10 workover rigs from AES under long-term operating leases. Accounts receivable from AES as of December 31, 2009 and 2008 resulting from such transactions were $-0- and $-0-, respectively.

We rent or lease sixteen separate properties from AES for separate parcels of land and buildings. The leases were entered into at various dates subsequent to July 31, 2005. Twelve of the leases have a five-year term having the option to extend from between one and five years. Four of the leases are verbal and month-to-month. Aggregate amounts paid for the sixteen rentals and leases were approximately $1.3 million, $0.9 million and $0.5 million for the years ended December 31, 2009, 2008 and 2007, respectively.

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

Dorsal Services, Inc. is a trucking service provider that provides services to us. Mr. Crisp is a partial owner of Dorsal Services, Inc. We recognized revenues of approximately $58,000, $58,000 and $61,000 related to trucking services, equipment rental, and wash out activities; expenses of approximately $198,000, $1.4 million and $402,000; and capital expenditures of approximately $-0-, $29,000 and $194,000 from transactions with Dorsal Services, Inc. for the years ended December 31, 2009, 2008, and 2007, respectively. We had accounts receivable from Dorsal Services, Inc. of $162,000 and $97,000 as of December 31, 2009 and 2008, respectively. We had accounts payable to Dorsal Services, Inc of approximately $144,000 and $89,000, as of December, 2009 and 2008, respectively, resulting from such transactions.

Tasco Tool Services, Inc. is a down-hole tool company that is partially owned and managed by a company that is owned by Messrs. Forbes and Crisp. Tasco rents and sells tools to us from time to time. We had revenues from Tasco of approximately $1,000, $0, and $11,000 and recognized expenses of approximately $68,000, $314,000 and $47,000 and capital expenditures of $130,000, $50,000 and $93,000 related to transactions with Tasco for the years ended December 31, 2009, 2008, and 2007, respectively. We had no accounts receivable at the end of either period. Accounts payable to Tasco as of December 31, 2009 and 2008 were $20,000 and $40,000, respectively, resulting from these transactions.

The C.W. Hahl Lease, an oil and gas lease, is owned by Mr. Forbes. We recognized no revenues or expenses for the years ended December 31, 2009, 2008, and 2007 and had accounts receivable of $1,000 and $1,000 as of December 31, 2009 and 2008 and no accounts payable for either year end.

FCJ Management (“FCJ”) is a corporation that leases land and facilities to us and is owned by Messrs. Forbes and Crisp, and a manager of one of the subsidiaries of FES Ltd. We recognized expenses of approximately $23,000, $18,000 and $0 for the year ended December 31, 2009, 2008, and 2007, respectively. No revenues have been recognized from FCJ for any period. We had no accounts receivable from FCJ or accounts payable to FCJ as of December 31, 2009 and 2008.

C&F Partners is an entity that is owned by Messrs. Forbes and Crisp. We recognized no revenues, expenses of approximately $457,000 and $130,000 and no capital expenditures for the years ended December 31, 2009 and 2008, respectively. We recognized no revenues, expenses, or capital expenditures for the periods ended December 31, 2007. There were no accounts receivable from C&F Partners and accounts payable to C&F Partners were $-0- and $42,000 as of December 31, 2009 and 2008, respectively.

Resonant Technology Partners is a computer networking group that provides services to us. Travis Burris, one of our directors, has an interest in the computer networking company. We recognized expenses of approximately $242,000, and $0 for the years ended December 31, 2009 and 2008 respectively. We had accounts payable to Resonant of approximately $34,000 and $-0- and no accounts receivable as of December 31, 2009 and 2008, respectively.

Wolverine Construction, Inc is a construction and site preparation services company that is owned by Daniel Crisp, son of Mr. Crisp, the President and Chief Executive Officer of FES Ltd. We recognized capital expenditures of approximately $119,000, $60,000 and $-0-, revenues of approximately $11,000, $3,000 and $-0- and expenses of approximately $915,000, $177,000 and $-0- for the years ended December 31, 2009, 2008 and 2007, respectively. We had accounts receivable from Wolverine as of December 31, 2009 and 2008 of approximately $6,000 and $-0- respectively. We had accounts payable due to Wolverine of approximately $19,000 and $-0- as of December 31, 2009 and 2008, respectively.

Testco is a company that provides valve and gathering system testing services to us. Mr. Crisp is a partial owner of Testco. We recognized revenues of approximately $-0-, $423,000 and $-0- and expenses of approximately $12,400, $-0- and $-0- for the years ended December 31, 2009, 2008 and 2007, respectively. We had accounts receivable from Testco of approximately $-0- and $-0-, as of December 31, 2009 and 2008, respectively. We had no accounts payable to Testco at either year end.

We have a business relationship with Texas Champion Bank. Travis Burris, one of our directors, is also the President, Chief Executive Officer, and director of Texas Champion Bank. Mr. Crisp, our President and Chief Executive Officer, serves on the board of directors of Texas Champion Bank. As of December 31, 2009 and 2008, we had $7.2 million and $10.6 million, respectively, on deposit with this bank.

Daniel Crisp, a son of John E. Crisp, the Chief Executive Officer of the Company, is employed as a manager by C.C. Forbes, LLC and TX Energy Services, LLC, both subsidiaries of the Company. Daniel Crisp received compensation of $163,732 and $145,489 in 2008 and 2009, respectively.

We believe all of the terms with the companies described above are comparable to terms that were and are available to us in arm’s-length transaction with non-related parties.

Review, Approval or Ratification of Transactions with Related Persons.

It is the informal policy of the Company to have its board of directors review and approve certain significant related party transactions. Additionally, the Company has a written Employee Code of Business Conduct and Ethics that requires that an employee obtain written approval of the President or the Chief Executive Officer prior to doing business on behalf of the Company with a member of that employee’s family. As the employment of the son of Mr. Crisp described above involved the President and Chief Executive Officer, the board of directors of the Company, including the disinterested members thereof, in conformance with the Company’s informal policy regarding related party transactions, took the step of unanimously ratifying and approving the employment of Mr. Crisp’s son. Neither the Company’s informal policy regarding related party transactions nor its employee code of conduct has formal standards outlining the procedures or scope of review and approval of such related party transactions.

Item 14.	Principal Accounting Fees and Services

REPORT OF THE AUDIT COMMITTEE FOR THE YEAR ENDED DECEMBER 31, 2009

The Audit Committee is composed of three non-employee directors and acts under a written charter adopted by the board of directors. The Audit Committee has the sole responsibility for the appointment and retention of the Company’s registered independent public accounting firm and the approval of all audit and engagement fees. The Audit Committee meets periodically with management, the consulting group assisting us with financial reporting and tax matters and the registered independent public accounting firm regarding accounting policies and procedures, audit results and internal accounting controls. The internal auditors and the registered independent public accounting firm have free access to the Audit Committee, without management’s presence to discuss the scope and results of their audit work. Our management is primarily responsible for our financial statements and the quality and integrity of the reporting process, including establishing and maintaining the systems of internal controls over financial reporting and assessing the effectiveness of those controls. Our registered independent public accounting firms (discussed below) are responsible for auditing those financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States) and for expressing an opinion on the conformity of the financial statements with accounting principles generally accepted in the United States. On behalf of the board of directors, the Audit Committee monitors our financial reporting processes, the independence and the performance of the registered independent public accounting firm, and the performance of the internal auditor function.

From January 1, 2008 to June 22, 2009, PricewaterhouseCoopers LLP, or PWC, served as our registered independent public accounting firm. Effective June 23, 2009, we dismissed PWC as our registered independent public accounting firm and engaged BDO Seidman, LLP, or BDO. BDO has served as our registered public accounting firm since June 23, 2009.

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

In fulfilling its oversight responsibilities, the Audit Committee has reviewed and discussed the audited financial statements for the year ended December 31, 2009, and matters related to Section 404 of the Sarbanes-Oxley Act of 2002 with the Company’s management and our internal auditors. The Audit Committee discussed with BDO the matters required to be discussed by Statement on Auditing Standards No. 61, Communication with Audit Committees, as amended. In addition, the Audit Committee discussed with BDO their independence from the Company and its management, including letter and written disclosures respecting fiscal 2009, which are required by the Public Company Accounting Oversight Board. Furthermore, the Audit Committee considered and determined that the auditors’ non-audit services to the Company were consistent with the guidelines established to ensure auditor independence.

Based on the reviews and discussions described above, the Audit Committee has recommended to our board of directors that our audited financial statements be included in our Annual Report on Form 10-K for the year ended December 31, 2009.

Audit Committee

Dale W. Bossert

Travis H. Burris

William W. Sherrill

The Audit Committee has retained BDO as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2010, subject to shareholder ratification.

Audit Fees

The following table sets forth the aggregate fees billed or expected to be billed to us by our registered public accounting firm, BDO, for the fiscal year ended December 31, 2009.

BDO
2009
Audit Fees	$797,280

Audit Related Fees	—

Tax Fees	—

All Other Fees	—

Total Fees	$797,280

Audit fees for 2009 included $87,250 for services related to Canadian public offering of common stock and related U.S. private placement.

The audit committee considered whether the provision of the services related to the offerings described above might have affected BDO’s independence with respect to their audit of our financial statements, and the audit committee believes that such services did not affect, and were compatible with, BDO’s independence.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Amendment No. 1 to Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Alice, the State of Texas, on April 30, 2010.

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