Form 10-Q
period 2010-03-31
Forbes Energy Services Ltd.
filed 2010-05-17
CIK 1434842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

☐	Large accelerated filer	☐	Accelerated filer

☒	Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    ☐    Yes    ☒  No

Shares outstanding of each of the registrant’s classes of common stock as of May 14, 2010:

Class	Outstanding as of May 14, 2010
Common Stock, $.01 par value (1)	54,173,700
Class B non-voting shares, $0.01 par value (1)	29,500,000

(1)	See Foot Note 16

FORBES ENERGY SERVICES LTD. AND SUBSIDIARIES (a/k/a the “Forbes Group”)

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and any oral statements made in connection with it include certain forward-looking statements within the meaning of the federal securities laws. You can generally identify forward-looking statements by the appearance in such a statement of words like “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should” or “will” or other comparable words or the negative of these words. When you consider our forward-looking statements, you should keep in mind the risk factors we describe and other cautionary statements we make in this Quarterly Report on Form 10-Q. Our forward-looking statements are only predictions based on expectations that we believe are reasonable. Our actual results could differ materially from those anticipated in, or implied by, these forward-looking statements as a result of known risks and uncertainties set forth below and elsewhere in this Quarterly Report on Form 10-Q. These factors include or relate to the following:

•	the ability to obtain additional financing to meet projected shortfall in cash resources;

•	supply and demand for oilfield services and industry activity levels;

•	potential for excess capacity;

•	spending by the oil and natural gas industry given the recent worldwide economic downturn;

•	our level of indebtedness in the current depressed market;

•	impairment of our long-lived assets;

•	our ability to maintain stable pricing;

•	competition;

•	substantial capital requirements;

•	significant operating and financial restrictions under our indentures;

•	technological obsolescence of operating equipment;

•	dependence on certain key employees;

•	concentration of customers;

•	substantial additional costs of compliance with reporting obligations, the Sarbanes-Oxley Act and indenture requirements;

•	material weaknesses in internal controls over financial reporting;

•	seasonality of oilfield services activity;

•	dependence on equipment suppliers not party to written contracts;

•	collection of accounts receivable;

•	environmental and other governmental regulation, including potential climate change legislation;

•	the potential disruption of business activities caused by the physical effects, if any, of climate change;

•	risks inherent in our operations;

•	market response to global demands to curtail use of oil and natural gas;

•	change of control;

•	conflicts of interest between the principal equity investors and noteholders;

•	results of legal proceedings;

•	ability to fully integrate future acquisitions;

•	variation from projected operating and financial data;

•	variation from budgeted and projected capital expenditures;

•	volatility of global financial markets;

•	risk associated with our foreign operations;

•	risks associated with contracts; and

•	the other factors discussed under “Risk Factors.”

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

PART I — FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)

Condensed Consolidated Balance Sheets (unaudited)

	March 31, 2010	December 31, 2009
Assets
Current assets
Cash and cash equivalents	$12,577,546	$28,425,367
Restricted cash	2,852,257	2,932,279
Accounts receivable–trade, net	63,409,055	52,765,601
Accounts receivable – related parties	189,644	168,940
Accounts receivable – other	4,969,651	5,159,324
Prepaid expenses	3,731,994	3,857,527
Other current assets	866,312	879,167

Total current assets	88,596,459	94,188,205
Property and equipment, net	299,970,817	308,559,885
Intangible assets, net	35,883,482	36,598,781
Deferred financing costs, net	10,884,929	11,453,830
Restricted cash	6,655,265	6,560,225
Other assets	44,878	71,970

Total assets	$442,035,830	$457,432,896

Liabilities and Shareholders’ Equity
Current liabilities
Current maturities of long-term debt	$11,146,223	$12,432,900
Accounts payable – trade	24,470,552	23,375,729
Accounts payable – related parties	1,315,378	899,102
Accrued interest payable	3,157,369	8,928,970
Accrued expenses	16,361,317	14,201,278

Total current liabilities	56,450,839	59,837,979
Long-term debt, less unamortized discount on Second Priority Notes and current portions of long-term debt	214,190,731	214,465,329
Deferred tax liability	32,435,880	36,622,111

Total liabilities	303,077,450	310,925,419

Commitments and contingencies (Note10)
Shareholders’ equity
Preference shares, $.01 par value, 10,000,000 shares authorized, -0- issued and outstanding at March 31, 2010 and December 31, 2009	—	—
Common shares, $.01 par value, 450,000,000 shares authorized, 54,173,700 shares issued and outstanding at March 31, 2010 and December 31, 2009	541,737	541,737
Class B shares, $.01 par value, 40,000,000 shares authorized, 29,500,000 shares issued and outstanding at March 31, 2010 and December 31, 2009	295,000	295,000
Additional paid-in capital	184,502,548	183,880,128
Accumulated deficit	(46,380,905)	(38,209,388)

Total shareholders’ equity	138,958,380	146,507,477

Total liabilities and shareholders’ equity	$442,035,830	$457,432,896

The accompanying notes are an integral part of these condensed consolidated financial statements.

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)

Condensed Consolidated Statements of Operations (unaudited)

	Three Months Ended March 31,
	2010	2009
Revenues
Well servicing	$31,022,860	$31,539,008
Fluid logistics	36,240,867	31,892,374

Total revenues	67,263,727	63,431,382

Expenses
Well servicing	28,648,316	26,395,709
Fluid logistics	28,264,840	23,231,621
General and administrative	5,659,146	5,773,879
Depreciation and amortization	9,924,064	9,691,372

Total expenses	72,496,366	65,092,581

Operating loss	(5,232,639)	(1,661,199)

Other income (expense)
Interest expense, net	(6,847,731)	(6,653,677)
Gain on extinguishment of debt	—	973,908
Other income (expense)	(91,754)	26,533

Loss before taxes	(12,172,124)	(7,314,435)

Income tax benefit	(4,000,607)	(2,778,945)

Net loss	$(8,171,517)	$(4,535,490)

Loss per share of common stock Basic & Diluted	$(0.10)	$(0.07)

Weighted average number of shares outstanding Basic & Diluted	83,673,700	62,111,200

The accompanying notes are an integral part of these condensed consolidated financial statements.

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)

Condensed Consolidated Statements of Changes in Shareholders Equity

	Capital Stock		Additional Paid-In	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount	Capital
Balance December 31, 2009	83,673,700	$836,737	$183,880,128	$(38,209,388)	$146,507,477
Stock-based compensation	—	—	622,420	—	622,420
Net loss	—	—	—	(8,171,517)	(8,171,517)

Balance March 31, 2010	83,673,700	$836,737	$184,502,548	(46,380,905)	$138,958,380

The accompanying notes are an integral part of these condensed consolidated financial statements.

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)

Condensed Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities
Net loss	$(8,171,517)	$(4,535,490)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities

Depreciation expense	9,208,765	8,976,073
Amortization expense	715,299	715,299
Amortization of Second Priority Note OID	169,728	238,048
Stock-based compensation	622,420	624,736
Deferred tax benefit	(4,186,230)	(2,926,380)
(Gain)/Loss on disposal of assets, net	84,571	(57,304)
Gain on extinguishment of debt	—	(973,908)
Bad debt expense	302,118	1,086,592
Amortization of deferred financing cost	560,475	444,222
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(10,755,899)	15,957,094
Accounts receivable—related party	(20,704)	(20,186)
Prepaid expenses and other current assets	165,479	(599,254)
Accounts payable-trade	2,122,837	2,478,820
Accounts payable—related party	416,276	44,642
Accrued expenses	2,160,039	(1,434,482)
Income taxes payable	—	147,435
Accrued interest payable	(5,771,601)	(5,496,716)

Net cash provided by (used in) operating activities	(12,377,944)	14,669,241

Cash flows from investing activities
Insurance Proceeds	—	826,081
Restricted cash	(15,018)	—
Purchase of property and equipment	(1,732,282)	(7,941,263)

Net cash used in investing activities	(1,747,300)	(7,115,182)

Cash flows from financing activities
Borrowings under the Credit Facility	—	12,000,000
Repurchase of debt	—	(3,470,024)
Other	8,426	(4,294)
Repayments of debt	(1,731,003)	—

Net cash provided by (used in) financing activities	(1,722,577)	8,525,682

Net increase (decrease) in cash and cash equivalents	(15,847,821)	16,079,741

Cash and cash equivalents

Beginning of period	28,425,367	23,469,067

End of period	$12,577,546	$39,548,808

The accompanying notes are an integral part of these condensed consolidated financial statements.

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)

Notes to Condensed Consolidated Financial Statements

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

Notes to Condensed Consolidated Financial Statements—(Continued)

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

Notes to Condensed Consolidated Financial Statements—(Continued)

Equity Offerings Subsequent to the Initial Equity Offering

In October 2008, FES Ltd completed a U.S. private placement of 7,966,500 of its common shares at a price per share of CDN $4.00 for an aggregate purchase price in the amount of USD $30,000,000 based on the exchange rate between U.S. dollars and Canadian dollars then in effect of $1.00 to CDN$1.0622. The Company received net proceeds of USD $29,841,637 after legal fees and other offering costs of $158,363.

On December 22, 2009, FES Ltd completed a Canadian public offering and simultaneous U.S. private placement of 21,562,500 of its common shares at a price per share of CDN $0.80 for gross proceeds of USD $16,250,232 (CDN $17,250,000), based on the exchange rate between U.S. dollars and Canadian dollars then in effect of $1.00 to CDN $0.94. Offering costs including underwriter commission, accounting, and legal fees amounted to USD $1,332,527 for net proceeds to the company of USD $14,927,705. Of the total shares offered, 750,000 shares were sold to U.S. residents in the private placement in reliance on exemptions from registration.

Going Concern

The projected condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As shown in the accompanying financial statements, the Forbes Group experienced a net loss of $8.2 million for the quarter ended March 31, 2010 and is facing obligations in 2010 in excess of its existing sources of liquidity, which raises substantial doubt about the Company’s ability to continue as a going concern. We project, based on current market conditions, that additional funding of approximately $15 million will be required during 2010 in order to meet our working capital requirements, including the interest payments of $12.1 million due August 15, 2010 under our indentures, and the repurchase of an additional $6.6 million in cash of 11% Second Priority Notes (the “Second Priority Notes”) prior to the end of the second quarter of 2010. We anticipate meeting these requirements by obtaining additional financing. As discussed further in Note 17, on May 17, 2010, the Company executed a subscription agreement with certain private investment funds for the purchase of the Company’s Series B Preferred Shares from the Company for gross proceeds of $14,520,000, the consummation of which is subject to customary closing conditions (the “Preferred Offering”). The Company continues to evaluate various other transactions. To-date, however, the Preferred Offering transaction has not been finalized and there can be no assurance that it or any other such transaction can be consummated on acceptable terms, given current market conditions. If a transaction is not completed, we project that we will not have sufficient cash resources to make our required interest payments under our indentures, which will allow all our indebtedness under our indentures to be accelerated. Such acceleration would have a material adverse effect on our business, financial condition, results of operations, and cash flows.

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

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)

Notes to Condensed Consolidated Financial Statements—(Continued)

3. Basis of Presentation

Interim Financial Information

The unaudited condensed consolidated financial statements of the Forbes Group are prepared in conformity with accounting principles generally accepted in the United States of America, or “GAAP”. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted. Therefore, these consolidated financial statements should be read along with the annual audited consolidated financial statements and notes thereto included in Forbes Group’s Annual Report on Form 10-K for the year ended December 31, 2009. In management’s opinion, all adjustments necessary for a fair statement are reflected in the interim periods presented. Interim results for the three months ended March 31, 2010 may not be indicative of results that will be realized for the full year ending December 31, 2010. All significant intercompany accounts and transactions have been eliminated in consolidation.

Transactions that are denominated in a currency other than the functional currency are remeasured into the functional currency each reporting period. Transaction gains and losses that arise from exchange rate fluctuations on transactions and balances denominated in a currency other than the functional currency are included in the results of operations and cash flows as incurred.

Income Taxes

The Forbes Group was not subject to federal income tax until May 29, 2008 upon completion of its initial equity offering and related Bermuda reorganization. Prior to May 29, 2008, all income, losses, credits and deductions of the Forbes Group were passed through to the members. From and after May 29, 2008 and in conjunction with the Canadian initial public offering and simultaneous U.S. private placement of FES Ltd’s common shares and the related Bermuda Reorganization, the Forbes Group became subject to U.S. federal income tax. As part of this reorganization, in 2008, $52.8 million in deferred U.S. federal income taxes was recorded as income tax expense in accordance with Financial Accounting Standards ASC Topic 740 “Income Taxes,” which required that the tax effect of recognizing deferred tax items upon a change in tax status be included in 2008 operations.

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

Use of Estimates

The preparation of these consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management believes that these estimates and assumptions provide a reasonable basis for the fair statement of the condensed consolidated financial statements.

Differences Between US GAAP and Canadian GAAP

The financial statements in this report have been prepared in accordance with generally accepted accounting principles in the United States, or U.S. GAAP, and the reporting currency is the U.S. dollar. U.S. GAAP conforms in most respects to generally accepted accounting principles in Canada, or Canadian GAAP, except for debt issuance costs which under Canadian GAAP are netted with debt in the balance sheet rather than classified as other assets under U.S. GAAP. For U.S. GAAP and Canadian GAAP, debt issuance costs are amortized over the period of the loan agreement as a component of interest expense and any differences in calculation are immaterial. There were no differences between U.S. GAAP and Canadian GAAP for the three months ended March 31, 2010 that would have had a material impact on the consolidated financial statements of the Company in this report.

Recently Adopted Accounting Pronouncements

The FASB has issued ASU No. 2010-13, Compensation—Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. This ASU codifies the consensus reached in EITF Issue No. 09-J, "Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades." The amendments to the Codification clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity shares trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity.

The FASB has issued Accounting Standards Update (ASU) No. 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements. The amendments in the ASU remove the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP. The FASB also clarified that if the financial statements have been revised, then an entity that is not an SEC filer should disclose both the date that the financial statements were issued or available to be issued and the date the revised financial statements were issued or available to be issued. The FASB believes these amendments remove potential conflicts with the SEC’s literature.

In addition, the amendments in the ASU requires an entity that is a conduit bond obligor for conduit debt securities that are traded in a public market to evaluate subsequent events through the date of issuance of its financial statements and must disclose such date.

All of the amendments in the ASU were effective upon issuance (February 24, 2010) except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010.

The FASB has issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This ASU requires some new disclosures and clarifies some existing

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)

Notes to Condensed Consolidated Financial Statements—(Continued)

disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting. Specifically, ASU 2010-06 amends Codification Subtopic 820-10 to now require:

•	A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and

•	In the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements.

In addition, ASU 2010-06 clarifies the requirements of the following existing disclosures:

•

For purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities; and

•	A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.

ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.

4. Intangible Assets

The following sets forth the identified intangible assets by major asset class:

	As of March 31, 2010				As of December 31, 2009
	Useful Life (years)	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Customer relationships	15	$31,895,919	$4,784,387	$27,111,532	$31,895,919	$4,252,789	$27,643,130
Trade name	15	8,049,750	1,207,463	6,842,287	8,049,750	1,073,300	6,976,450
Safety training program	15	1,181,924	177,288	1,004,636	1,181,924	157,590	1,024,334
Dispatch software	10	1,135,282	255,437	879,845	1,135,282	227,055	908,227
Other	10	58,300	13,118	45,182	58,300	11,660	46,640

		$42,321,175	$6,437,693	$35,883,482	$42,321,175	$5,722,394	$36,598,781

The Company expenses costs associated with extensions or renewals of intangibles assets. There were no such extensions or renewals in the quarter ended March 31, 2010 and 2009. Amortization expense is calculated using the straight-line method over the period indicated. Aggregate amortization expense of intangible assets for the three months ended March 31, 2010 and 2009 was approximately $0.7 million and $0.7 million, respectively. Amortization expense associated with identified intangible assets is expected to be approximately $2.9 million in each of the next five years. The weighted average amortization period remaining for intangible assets is 12.5 years.

5. Stock-Based Compensation

From time to time, the Company grants stock options to its employees, including executive officers, and directors from its 2008 Incentive Compensation Plan. Standard options vest over a three-year period, with approximately one third

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)

Notes to Condensed Consolidated Financial Statements—(Continued)

vesting on the first, second and third anniversaries of the date of grant. For most grantees, options expire at the earlier of either one year after the termination of grantee’s employment by reason of death, disability or retirement, ninety days after termination of the grantee’s employment other than upon grantee’s death, disability or retirement, or ten years after the date of grant.

The following table presents a summary of the Company’s stock option activity for the three months ended March 31, 2010.

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at December 31, 2009:	2,680,000	$7.00	—	—
Stock options:
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—

Options outstanding at March 31, 2010:	2,680,000	$7.00	8.17 years	—

Vested and expected to vest at March 31, 2010	893,334	$7.00	8.17 years	—

Exercisable at March 31, 2010	893,334	$7.00	8.17 years	—

During the three months ended March 31, 2010 and 2009 the Company recorded total stock based compensation expense of $0.6 million and $0.6 million, respectively. No stock-based compensation costs were capitalized as of March 31, 2010 and 2009. As of March 31, 2010, total unrecognized stock-based compensation costs amounted to $2.9 million (net of estimated forfeitures) and is expected to be recorded over a weighted-average period of 1.2 years.

At March 31, 2010, 2,540,000 shares were available for future grants under the 2008 Incentive Compensation Plan.

6. Property and Equipment

Property and equipment consisted of the following:

	Estimated Life in Years	March 31, 2010	December 31, 2009
Well servicing equipment	3-15 years	$287,559,801	$287,303,369
Autos and trucks	5-10 years	81,013,111	80,802,973
Disposal wells	5-15 years	15,016,143	14,989,517
Building and improvements	5-30 years	6,125,320	6,125,320
Furniture and fixtures	3-10 years	2,301,965	2,247,541
Land		581,242	581,242
Other	3-15 years	32,688	39,250

		392,630,270	392,089,212
Accumulated depreciation		(92,659,453)	(83,529,327)

		$299,970,817	$308,559,885

Depreciation expense was $9.2 and $9.0 million for the quarters ended March 31, 2010 and 2009, respectively.

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)

Notes to Condensed Consolidated Financial Statements—(Continued)

7. Long-Term Debt

Long-term debt at March 31, 2010 and December 31, 2009, consisted of the following:

	March 31, 2010	December 31, 2009
Second Priority Notes, gross	$199,750,000	$199,750,000
Less: Unamortized original issue discount	(3,281,402)	(3,451,130)

Second Priority Notes, net	196,468,598	196,298,870
First Priority Notes	20,000,000	20,000,000
Paccar notes	6,200,909	6,612,859
Insurance notes	2,667,447	3,986,500

	225,336,954	226,898,229
Less: Current portion	(11,146,223)	(12,432,900)

	$214,190,731	$214,465,329

Current maturities of long-term debt as of March 31, 2010, includes $6.6 million in Second Priority Notes, which are required under the indenture governing the Second Priority Notes to be repurchased by June 30, 2010.

Second Priority Notes

On February 12, 2008, FES LLC and FES CAP issued $205.0 million in principal amount of 11% Second Priority Notes (together with notes issued in exchange therefore, the “Second Priority Notes”). The Forbes Group reflects $196.5 million of debt outstanding in its balance sheet as of March 31, 2010, which recognizes the original issue discount as the Second Priority Notes were issued at 97.635% of par and the repurchase of certain Second Priority Notes as described below. The Second Priority Notes mature on February 15, 2015, and require semi-annual interest payments at an annual rate of 11% on February 15 and August 15 of each year until maturity. Other than the $6.6 million required under the indenture to be repurchased by June 30, 2010, no principal payments are due until maturity. The Second Priority Notes are senior obligations and rank equally in right of payment with other existing and future senior indebtedness and senior in right of payment to any subordinated indebtedness that may be incurred by the Forbes Group in the future.

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

Notes to Condensed Consolidated Financial Statements—(Continued)

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

Details of two of the more significant restrictive covenants in the Second Priority Indenture are set forth below:

•

Limitation on the incurrence of additional debt—In addition to certain defined Permitted Debt (as defined in the Second Priority Indenture), the Forbes Group may only incur additional debt if it is unsecured and if the Fixed Charge Coverage Ratio (as defined in the Second Priority Indenture) for the most recently completed four full fiscal quarters is at least 2.5 to 1.0 until December 31, 2009, and 3.0 to 1.0 thereafter. As of March 31, 2010, the Forbes Group could incur no additional debt as Permitted Debt and under the Fixed Charge Coverage Ratio Test.

•

Limitations on capital expenditures—Subject to certain adjustments, permitted Adjusted Capital Expenditures (as defined in the Second Priority Indenture) that may be made by the Forbes Group are limited to $21.25 million for each quarter in the fiscal year ending December 31, 2010, provided that this base amount of permitted Adjusted Capital Expenditures for each quarter in 2010 will be reduced to $11.25 million for any quarter where, in the immediately preceding quarter, either (a) the average daily spot price for WTI crude oil at Cushing, Oklahoma was less than $80 per barrel or (b) the average daily spot price for natural gas at Henry Hub was less than $8 per MMbtu. As of March 31, 2010, the Forbes Group Capital expenditures for the quarter ended March 31, 2010 totaled $0.7 million. Under the Second Priority Indenture, the Forbes Group is permitted to carry over into 2010 $10 million in Adjusted Capital Expenditures, which were permitted but unused in 2009.

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

First Priority Notes

On October 2, 2009, FES LLC and FES CAP issued to Goldman, Sachs & Co. $20 million in aggregate principal amount of First Lien Floating Rate Notes due 2014 (the “First Priority Notes”), in a private placement in reliance on an exemption from registration under the Securities Act of 1933, as amended. After offering expenses, the Forbes Group realized net proceeds of approximately $18.8 million which was used, in part, to repay and terminate the Credit Facility. The First Priority Notes mature on August 1, 2014, and require semi-annual interest payments on February 1 and August 1 of each year until maturity at a rate per annum, reset semi-annually, equal to the greater of 4% or six month LIBOR plus 800 basis points. No principal payments are due until maturity. The First Priority are senior obligations and rank equally in right of payment with other existing and future senior indebtedness, including the Second Priority Notes, and senior in right of payment to any subordinated indebtedness that may be incurred by the Forbes Group in the future.

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

Notes to Condensed Consolidated Financial Statements—(Continued)

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

•

Limitations on capital expenditures—Subject to certain adjustments, permitted Adjusted Capital Expenditures (as defined in the First Priority Indenture) that may be made by the Forbes Group are limited to $21.25 million for each quarter in the fiscal year ending December 31, 2010, provided that this base amount of permitted Adjusted Capital Expenditures for each quarter in 2010 will be reduced to $11.25 million for any quarter where, in the immediately preceding quarter, either (a) the average daily spot price for WTI crude oil at Cushing, Oklahoma was less than $80 per barrel or (b) the average daily spot price for natural gas at Henry Hub was less than $8 per MMbtu. As of March 31, 2010, the Forbes Group Capital expenditures for the quarter ended March 31, 2010 totaled $0.7 million. Under the First Priority Indenture, the Forbes Group is permitted to carry over into 2010 $10 million in Adjusted Capital Expenditures, which were permitted but unused in 2009.

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

There are no significant restrictions on FES Ltd’s ability or the ability of any guarantor to obtain funds from its subsidiaries by such means as a dividend or loan. See Note 15 for condensed consolidating information required by Rule 3-10 of Regulation SX.

Paccar Notes

During 2008, the Forbes Group financed the purchase of certain vehicles and equipment through commercial loans with Paccar Financial Group, with aggregate principal amounts outstanding as of March 31, 2010 and December 31, 2009 of approximately $6.2 million and $6.6 million, respectively. These loans are repayable in 60 monthly installments with the maturity dates ranging from May 2013 to October 2013. Interest accrues at rates ranging from 7.5% to 7.6% and is payable monthly. The loans are collateralized by equipment purchased with the proceeds of such loans.

Insurance Notes

During 2009, the Forbes Group entered into a promissory notes with First Insurance Funding for the payment of insurance premiums in an aggregate principal amount outstanding as of March 31, 2010 and December 31, 2009 of approximately $2.7 million and $4.0 million, respectively. These notes are or were payable in twelve monthly installments with maturity dates of September 15, 2010 and September 15, 2009. Interest accrues or accrued at a rate of approximately 4.0% and 4.4% for 2010 and 2009, respectively, and is payable monthly. The amount outstanding could be substantially offset by the cancellation of the related insurance coverage.

8. Fair Value of Financial Instruments

The following is a summary of the carrying amounts and estimated fair values of our financial instruments as of May 12, 2010 and March 31, 2010. Fair value is defined as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

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

	May 12, 2010		March 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
11.0% Second Priority Notes	$199,750	$183,770	$199,750	$187,765

The fair value of our Second Priority Notes is based upon the quoted market prices at May 12, 2010 and March 31, 2010.

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

Notes to Condensed Consolidated Financial Statements—(Continued)

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

The Forbes Group recognized no revenues or capital expenditures and expenses of approximately $2.1 million and $2.1 million from AES for the three months ended March 31, 2010 and 2009, respectively. During December 2008, the Forbes Group leased 10 workover rigs from AES under long-term operating leases. Accounts payable to AES as of March 31, 2010 and December 31, 2009, resulting from such transactions were $594,000 and $683,000 respectively. Accounts receivable from AES as of March 31, 2010 and December 31, 2009, resulting from such transactions were $0 and $0, respectively.

The Forbes Group rents or leases twelve separate properties from AES for separate parcels of land and buildings. Ten of the leases were entered into at various dates subsequent to December 31, 2006. Each lease has a five-year term with the Forbes Group having the option to extend from between one and five years. Two of the leases are oral. Aggregate amounts paid for the twelve rentals and leases were $0.3 million and $0.3 million for the three months ended March 31, 2010 and 2009, respectively.

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

Dorsal Services, Inc. is a trucking service provider that provides services to the Forbes Group. One of FES Ltd’s executive officers, who also serves as a director of FES Ltd, is a partial owner of Dorsal Services, Inc. The Forbes Group recognized revenues of approximately $3,500 and $38,000 related to trucking services, equipment rental, and wash out activities; expenses of approximately $136,000 and $60,000; and no capital expenditures from transactions with Dorsal Services, Inc. for the three months ended March 31, 2010 and 2009, respectively. The Forbes Group had accounts receivable from Dorsal Services, Inc. of $166,000 and $162,000 as of March 31, 2010 and December 31, 2009, respectively, resulting from such transactions. The Forbes Group had accounts payable to Dorsal Services, Inc. of $121,000 and $144,000 as of March 31, 2010 and December 31, 2009, resulting from such transactions.

Tasco Tool Services, Inc. is a down-hole tool company that is partially owned and managed by a company that is owned by two officers of FES Ltd. Tasco rents and sells tools to the Forbes Group from time to time. The Forbes Group had revenues from Tasco of $1,000 and $0 and recognized expenses of approximately $8,000 and $38,000 and capital expenditures of $0 and $12,000 related to transactions with Tasco for the three months ended March 31, 2010 and 2009, respectively. Accounts payable to Tasco as of March 31, 2010 and December 31, 2009 were $8,000 and $20,000, respectively, resulting from these transactions.

        The C.W. Hahl Lease, an oil and gas lease, is owned by one of the shareholders of the Forbes Group. The Forbes Group recognized no revenues or expenses for the three months ended March 31, 2010, and March 31, 2009 and had accounts receivable of $1,000 and $1,000 as of March 31, 2010 and December 31, 2009 and no accounts payable as of March 31, 2010 and December 31, 2009, respectively.

        FCJ Management (“FCJ”) is a corporation that leases land and facilities to the Forbes Group and is owned by two of the executive officers of FES Ltd, who also serve as directors of FES Ltd, and a manager of one of the subsidiaries of FES Ltd. The Forbes Group recognized expenses of $9,000 and $3,000 for the three months ended March 31, 2010 and 2009, respectively. No revenues have been recognized from FCJ for any period. The Forbes Group had no accounts receivable from FCJ or accounts payable to FCJ as of March 31, 2010 or December 31, 2009.

        C&F Partners is an entity that is owned by an officer of FES Ltd. The Forbes Group recognized no revenues for either period. The Forbes Group recognized expenses of $169,000 and $130,000 for the three months ended March 31, 2010 and 2009, respectively related to aircraft rental. There were no capital expenditures for either period. There were no accounts receivable, and accounts payable were $84,000 and $0 as of March 31, 2010 and December 31, 2009.

        Resonant Technology Partners is a computer networking group that provides services to the Forbes Group. A director of the Forbes Group has an interest in the computer networking company. The Forbes Group recognized capital expenditures of approximately $28,000 and $0, expenses of approximately $77,000, and $64,000 for the three months ended March 31, 2010 and March 31, 2009 respectively. The Forbes Group had accounts payable to Resonant of approximately $86,000 and $34,000 and no accounts receivable as of March 31, 2010 and December 31, 2009, respectively.

        Wolverine Construction, Inc is a construction and site preparation services company that is owned by a son of one of the officers of FES Ltd. The Forbes Group recognized capital expenditures of approximately $0 and $86,000, revenues of approximately $18,000, and $0 and expenses of approximately $568,000, and $569,000 for the three months ended March 31, 2010, and March 31, 2009, respectively. The Forbes Group had accounts receivable from Wolverine as of March 31, 2010 and December 31, 2009 of approximately $23,000 and $6,000 respectively. The Forbes Group had accounts payable due to Wolverine of approximately $423,000 and $19,000 as of March 31, 2010 and December 31, 2009, respectively.

        Testco is a company that provides valve and gathering system testing services to the Forbes Group. One of FES Ltd’s executive officers, who also serves as a director of FES Ltd, is a partial owner of Testco. The Forbes Group recognized revenues of approximately $3,000 and $2,000 and expenses of approximately $0 and $7,000 for the three months ended March 31, 2010 and 2009, respectively. The Forbes Group had no accounts receivable from and no accounts payable to Testco as March 31, 2010 and December 31, 2009, respectively.

        The Forbes Group has a relationship with a bank in which the President, Chief Executive Officer, and director is also a director of the Forbes Group. As of March 31, 2010 and December 31, 2009, the Forbes Group had $4.5 million and $7.2 million on deposit with this bank.

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)

Notes to Condensed Consolidated Financial Statements—(Continued)

10. Commitments and Contingencies

Concentrations of Credit Risk

Financial instruments which subject the Forbes Group to credit risk consist primarily of cash balances maintained in excess of federal depository insurance limits and trade receivables. The Forbes Group restricts investment of temporary cash investments to financial institutions with high credit standings. The Forbes Group’s customer base consists primarily of multi-national and independent oil and natural gas producers. The Forbes Group performs ongoing credit evaluations of its customers but generally does not require collateral on its trade receivables. With the industry down-turn customer concentration is changing. For the three months ended March 31, 2010 Forbes Group’s largest customer, five largest customers, and ten largest customers constituted 14.2%, 36.9%, and 52.0 % of revenues, respectively. The loss of any one of our top five customers would have a negative impact on the revenues and profits of the company. Further, our trade accounts receivable are from companies within the oil and natural gas industry and as such The Forbes Group is exposed to normal industry credit risks. The Forbes Group continually evaluates its reserves for potential credit losses and establishes reserves for such losses.

Self-Insurance

The Forbes Group is self-insured up to retention limits with regard to workers’ compensation and medical coverage of our employees. The Forbes Group has workers’ compensation limits of $1,000,000 for bodily injury per accident and $1,000,000 per each claim for disease. The medical coverage has a $125,000 deductible per individual plus a $235,000 aggregate specific deductible. Deductibles for workers’ compensation, general liability and automobile liability are $-0- per occurrence. The Forbes Group has incurred but not processed claims March 31, 2010 and December 31, 2009 of approximately $2.4 million and $2.2 million, respectively. These claims are unprocessed and their values are estimated and included in accrued expenses in the accompanying condensed consolidated balance sheets.

Litigation

The Forbes Group is subject to various other claims and legal actions that arise in the ordinary course of business. We do not believe that any of these claims and actions, separately or in the aggregate, will have a material adverse effect on our business, financial condition, results of operations or cash flows, although we cannot guarantee that a material adverse effect will not occur.

11. Supplemental Cash Flow Information

	Three Months Ended March 31,
	2010	2009
Cash paid for
Interest	$11,937,917	$11,468,591
Supplemental schedule of non-cash investing and financing activities
Changes in accounts payable related to capital expenditures	$(1,028,014)	$(2,111,920)
Insurance proceeds receivable	—	750,000

12. Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period (including for this purpose the Class B Shares convertible into common shares). Diluted net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period and potentially dilutive common stock equivalents. Potential common stock equivalents that have been issued by the Forbes Group relate to outstanding stock options and are determined using the treasury stock method. Shares covered by such options are not included in the computation of diluted loss per share as they would be antidilutive.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2010	2009
Basic & Diluted:
Net income (loss)	$(8,171,517)	$(4,535,490)

Weighted average common shares	83,673,700	62,111,200

Basic & diluted net income (loss) per share	$(0.10)	$(.07)

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)

Notes to Condensed Consolidated Financial Statements—(Continued)

13. Income Taxes

The Company’s benefit from application of the effective tax rate for the three months ended March 31, 2010 was estimated to be 32.9% based on a pre-tax loss of $12.2 million. The difference between the effective rate and 35% statutory rate is primarily related to Mexican taxes. For the three months ended March 31, 2009, the effective tax rate was 38%.

The Forbes Group is subject to the Texas Franchise tax. The Texas Franchise tax is a tax equal to one percent of Texas-sourced revenue reduced by the greater of (a) cost of goods sold (as defined by Texas law), (b) compensation (as defined by Texas law) or (c) thirty percent of the Texas-sourced revenue. The Forbes Group accounts for the revised Texas Franchise tax in accordance with ASC 740, as the tax is derived from a taxable base that consists of income less deductible expenses. For the three months ended March 31, 2010 and 2009, the Forbes Group recorded franchise tax expense of $-0- and $0.2 million, respectively.

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

The following table sets forth certain financial information with respect to the Company’s reportable segments in (000)’s:

	Well Servicing	Fluid Logistics	Consolidated
Three months ended March 31, 2010

Operating revenues	$31,023	$36,241	$67,264
Direct operating costs	28,648	28,265	56,913

Segment profits	$2,375	$7,976	$10,351

Depreciation and amortization	5,488	4,436	9,924
Capital expenditures	504	201	705
Assets	376,877	255,415	632,292

Three months ended March 31, 2009

Operating revenues	$31,539	$31,892	$63,431
Direct operating costs	26,396	23,231	49,627

Segment profits	$5,143	$8,661	$13,804

Depreciation and amortization	$5,252	$4,439	$9,691
Capital expenditures	6,012	1,317	7,329
Assets	282,295	195,855	478,150

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)

Notes to Condensed Consolidated Financial Statements—(Continued)

	Three Months Ended March 31,
	2010	2009
Reconciliation of the Forbes Group Operating Income as Reported:
Segment profits	$10,351	$13,804
General and administrative exp	5,659	5,774
Depreciation and amortization	9,924	9,691

Operating loss	(5,233)	(1,661)
Other income and expenses, net	(6,939)	(5,653)

Loss before income taxes	$(12,172)	$(7,314)

	As at March 31, 2010	As at March 31, 2009

Reconciliation of the Forbes Group Assets as Reported:
Total reportable segments	$632,292	$478,150
Eliminate internal transactions	(754,959)	(448,164)
Parent	564,703	447,135

Total assets	$442,036	$477,121

Financial information about geographic areas

Revenue from the Company's non-U.S. operations were $9.5 million and $2.7 million for the quarters ended March 31, 2010 and 2009, respectively. All other revenue was generated by the Company’s U.S. operations. Long-lived assets located in Mexico were approximately $20.4 million and $19.2 million as of March 31, 2010 and December 31, 2009, respectively. All other long-lived assets were located in the U.S.

15. Guarantor and Non-Guarantor Condensed Consolidating Financial Statements

The Company has certain foreign significant subsidiaries that do not guarantee the Second Priority Notes and the First Priority Notes discussed in Note 7 and is required to present the following condensed consolidating financial information pursuant to Rule 3-10 of Regulation S-X. These schedules are presented using the equity method of accounting for all periods presented. Under this method, investments in subsidiaries are recorded at cost and adjusted for the Company’s share in the subsidiaries’ cumulative results of operations, capital contributions and distributions and other changes in equity. Elimination entries relate primarily to the elimination of investments in subsidiaries and associated intercompany balances and transactions.

Supplemental financial information for Forbes Energy Services Ltd., the parent, Forbes Energy Services LLC and Forbes Energy Capital, Inc., the issuers, our combined subsidiary guarantors and our non-guarantor subsidiaries is presented below.

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)

Notes to Condensed Consolidated Financial Statements—(Continued)

Condensed Consolidating Balance Sheet

As of March 31, 2010

	Parent	Issuers	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$1,620,512	$635,078	$10,381,724	$(59,768)	$—	$12,577,546
Restricted cash	—	2,852,257	—	—	—	2,852,257
Accounts receivable	21,166,963	—	45,473,038	1,928,349	—	68,568,350
Other current assets	152,738	515,876	3,596,368	(1,231)	334,555	4,598,306

Total current assets	22,940,213	4,003,211	59,451,130	1,867,350	334,555	88,596,459
Property and equipment, net	633,703	—	298,501,633	835,481	—	299,970,817
Investments in affiliates	24,000,089	89,365,484	(3,558,869)	—	(109,806,704)	—
Intercompany receivables	123,866,484	425,317,337	196,185,812	17,604	(745,387,237)	—
Intercompany note receivable	5,013,404	—	—	—	(5,013,404)	—
Intangible assets, net	—	—	35,883,482	—	—	35,883,482
Deferred financing costs, net	—	10,884,929	—	—	—	10,884,929
Restricted cash	—	6,655,265	—	—	—	6,655,265
Other assets	5,848	—	30,919	8,111	—	44,878

Total assets	$176,459,741	$536,226,226	$586,494,107	$2,728,546	$(859,872,790)	$442,035,830

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$5,979,420	$1,082,026	$18,825,990	$(101,506)	$—	$25,785,930
Accrued liabilities	2,801,341	3,214,655	8,531,208	3,412,614	1,558,868	19,518,686
Current maturities of long-term debt	—	9,417,447	1,728,776	—	—	11,146,223

Total current liabilities	8,780,761	13,714,128	29,085,974	3,311,108	1,558,868	56,450,839
Long-term debt, net of current maturities	—	209,718,598	4,472,133	—	—	214,190,731
Intercompany payables	58,226,599	288,792,411	401,629,278	(2,036,741)	(746,611,547)	—
Intercompany note payable	—	—	—	5,013,405	(5,013,405)	—
Deferred tax liability	(29,506,002)	—	61,941,882	—	—	32,435,880

Total liabilities	37,501,358	512,225,137	497,129,267	6,287,772	(750,066,084)	303,077,450

Shareholders’ equity	138,958,383	24,001,089	89,364,840	(3,559,226)	(109,806,706)	138,958,380

Total liabilities and shareholders’ equity	$176,459,741	$536,226,226	$586,494,107	$2,728,546	$(859,872,790)	$442,035,830

Condensed Consolidating Balance Sheet

As of December 31, 2009

	Parent	Issuers	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$12,577,404	$7,860,204	$7,973,636	$14,123	$—	$28,425,367
Restricted cash	—	2,932,279	—	—	—	2,932,279
Accounts receivable	20,747,276	9,078	40,203,774	15,992,327	(18,858,590)	58,093,865
Other current assets	(14,107)	401,021	4,231,170	118,610	—	4,736,694

Total current assets	$33,310,573	$11,202,582	$52,408,580	$16,125,060	$(18,858,590)	$94,188,205

Property and equipment, net	546,107	—	307,115,247	898,531	—	308,559,885
Investments in affiliates	40,712,544	97,919,974	680,424	—	(139,312,942)	—
Intercompany receivables	103,872,927	364,438,135	62,414,398	229,036	(530,954,496)	—
Intercompany note receivable	5,013,405	—	—	—	(5,013,405)	—
Intangible assets, net	—	—	36,598,781	—	—	36,598,781
Deferred financing costs, net	—	11,453,830	—	—	—	11,453,830
Restricted cash	—	6,560,225	—	—	—	6,560,225
Other assets	1,890	27,500	31,436	11,144	—	71,970

Total assets	$183,457,446	$491,602,246	$459,248,866	$17,263,771	$(694,139,433)	$457,432,896

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)

Notes to Condensed Consolidated Financial Statements—(Continued)

	Parent	Issuers	Guarantors	Non-Guarantors	Eliminations	Consolidated
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$21,340,568	$445,376	$16,706,926	$5,137,388	$(19,355,427)	$24,274,831
Accrued liabilities	1,041,085	9,269,026	9,269,096	3,074,506	476,535	23,130,248
Current portion of long-term debt	—	10,736,500	1,696,400	—	—	12,432,900

Total current liabilities	22,381,653	20,450,902	27,672,422	8,211,894	(18,878,892)	59,837,979
Long-term debt	—	209,548,870	4,916,459	—	—	214,465,329
Intercompany payables	39,888,084	220,888,931	266,799,198	3,357,981	(530,934,194)	—
Intercompany note payable	—	—	—	5,013,405	(5,013,405)	—
Deferred tax liability (benefit)	(25,319,770)	—	61,941,881	—	—	36,622,111

Total liabilities	36,949,967	450,888,703	361,329,960	16,583,280	(554,826,491)	310,925,419

Shareholders’ equity	146,507,479	40,713,543	97,918,906	680,491	(139,312,942)	146,507,477

Total liabilities and shareholders’ equity	$183,457,446	$491,602,246	$459,248,866	$17,263,771	$(694,139,433)	$457,432,896

Condensed Consolidating Statement of Operations

For the Three Months Ended March 31, 2010

	Parent	Issuers	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues

Well servicing	$9,529,187	$—	$22,205,960	$1,691,873	$(2,404,160)	$31,022,860
Fluid logistics	—	—	36,240,867	—	—	36,240,867

Total revenues	9,529,187	—	58,446,827	1,691,873	(2,404,160)	67,263,727

Expenses
Well servicing	6,041,390	—	20,332,600	3,225,377	(951,051)	28,648,316
Fluid logistics	—	—	28,264,840	—	—	28,264,840
General and administrative	3,141,237	1,557,871	2,736,867	(1,776,829)	—	5,659,146
Depreciation and amortization	49,376	—	9,814,110	60,578	—	9,924,064

Total expenses	9,232,003	1,557,871	61,148,417	1,509,126	(951,051)	72,496,366

Operating income	297,184	(1,557,871)	(2,701,590)	182,747	(1,453,109)	(5,232,639)
Interest Expense	8,196	(6,788,336)	(62,272)	2,877	(8,196)	(6,847,731)
Equity in income (loss) of affiliates	(11,197,055)	(2,853,467)	—	—	14,050,522	—
Other income, net	(4,767)	2,619	(89,606)	—	—	(91,754)

Income before taxes	(10,896,442)	(11,197,055)	(2,853,468)	185,624	12,589,217	(12,172,124)
Income tax expense	(4,186,231)	—	—	185,624	—	(4,000,607)

Net income (loss)	$(6,710,211)	$(11,197,055)	$(2,853,468)	$—	$12,589,217	$(8,171,517)

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)

Notes to Condensed Consolidated Financial Statements—(Continued)

Condensed Consolidating Statement of Operations

For the Three Months Ended March 31, 2009

	Parent	Issuers	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues

Well servicing	$2,708,534	$—	$29,250,474	$2,708,534	$(3,128,534)	$31,539,008
Fluid logistics	—	—	31,892,374	—	—	31,892,374

Total revenues	2,708,534	—	61,142,848	2,708,534	(3,128,534)	63,431,382

Expenses
Well servicing	2,929,255	—	24,517,877	2,077,111	(3,128,534)	26,395,709
Fluid logistics	—	—	23,231,621	—	—	23,231,621
General and administrative	436,078	2,180,985	2,808,035	348,781	—	5,773,879
Depreciation and amortization	—	—	9,661,330	30,042	—	9,691,372

Total expenses	3,365,333	2,180,985	60,218,863	2,455,934	(3,128,534)	65,092,581

Operating income	(656,799)	(2,180,985)	923,985	252,600	—	(1,661,199)
Interest Expense	—	(6,434,307)	(219,372)	2	—	(6,653,677)
Equity in income (loss) of affiliates	(6,805,071)	836,118	152,270	—	5,816,683	—
Other income, net	—	974,103	67,433	(41,095)	—	1,000,441

Income before taxes	(7,461,870)	(6,805,071)	924,316	211,507	5,816,683	(7,314,435)
Income tax expense	(2,926,380)	—	88,213	59,222	—	(2,778,945)

Net income (loss)	$(4,535,490)	$(6,805,071)	$836,103	$152,285	$5,816,683	$(4,535,490)

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)

Notes to Condensed Consolidated Financial Statements—(Continued)

Condensed Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2010

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities
Net cash provided by (used in) operating activities	$(10,956,892)	$(5,891,055)	$4,543,894	$(73,891)	$—	$(12,377,944)

Cash flows from investing activities
Restricted cash	—	(15,018)	—	—	—	(15,018)
Purchase of property and equipment	—	—	(1,732,282)	—	—	(1,732,282)

Net cash used in investing activities	—	(15,018)	(1,732,282)	—	—	(1,747,300)

Cash flows from financing activities
Other	—	—	8,426	—	—	8,426
Repayments of debt	—	(1,319,053)	(411,950)	—	—	(1,731,003)

Net cash used in financing activities	—	(1,319,053)	(403,524)	—	—	(1,722,577)

Net increase/(decrease) in cash and cash equivalents	(10,956,892)	(7,225,126)	2,408,088	(73,891)	—	(15,847,821)
Cash and cash equivalents
Beginning of period	12,577,404	7,860,204	7,973,636	14,123	—	28,425,367

End of period	$1,620,512	$635,078	$10,381,724	$(59,768)	$—	$12,577,546

Condensed Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2009

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities
Net cash provided by (used in) operating activities	$(5,165)	$13,257,889	$304,723	$1,111,794	$—	$14,669,241

Cash flows from investing activities
Insurance Proceeds	—	—	826,081	—	—	826,081
Purchase of property and equipment	—	—	(7,151,164)	(790,099)	—	(7,941,263)

Net cash used in investing activities	—	—	(6,325,083)	(790,099)	—	(7,115,182)

Cash flows from financing activities
Payments related to issuance of common stock	(4,294)	—	—	—	—	(4,294)
Net borrowings under the Credit Facility	—	—	12,000,000	—	—	12,000,000
Repayments of debt	—	(2,015,000)	(1,455,024)	—	—	(3,470,024)

Net cash provided by (used in) financing activities	(4,294)	(2,015,000)	10,544,976	—	—	8,525,682

Net increase/(decrease) in cash and cash equivalents	(9,459)	11,242,889	4,524,616	321,695	—	16,079,741
Cash and cash equivalents
Beginning of period	136,891	196,738	23,115,657	19,781	—	23,469,067

End of period	$127,432	$11,439,627	$27,640,273	$341,476	$—	$39,548,808

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)

Notes to Condensed Consolidated Financial Statements—(Continued)

16. Equity Securities

Common Shares

Holders of Common Shares have no pre-emptive, redemption, conversion, or sinking fund rights. Holders of Common Shares are entitled to one vote per share on all matters submitted to a vote of holders of Common Shares. Unless a different majority is required by law or by the Bye-laws, resolutions to be approved by holders of Common Shares require approval by a simple majority of votes cast at a meeting at which a quorum is present. In the event of the liquidation, dissolution, or winding up of the Company, the holders of Common Shares are entitled to share equally and ratably in the Company’s assets, if any, remaining after the payment of all of its debts and liabilities, subject to any liquidation preference on any issued and outstanding Preference Shares.

Class B Shares

Holders of Class B Shares have all of the rights of holders of Common Shares, except for the differences described in this section. The Class B Shares are convertible at any time at the discretion of each holder into Common Shares. Holders of Class B Shares have the right to be present at annual shareholder meetings, but, except as otherwise provided in the Companies Act 1981 of Bermuda (“CAB”) and the Bye-laws, have no right to vote on any matters at such meetings. Under the Bye-laws, the holders of the Class B Shares are permitted to vote with the Common Shares on an as-converted basis for the following actions:

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

In connection with the Preferred Offering discussed in Note 17, the Company expects to receive the election from holders of Class B Shares to convert more than 66 2/3% of the Class B Shares, which will result in the automatic conversion of all Class B Shares.

17. Subsequent Events

On May 17, 2010, the Company executed a subscription agreement with West Face Long Term Opportunities Limited Partnership, West Face Long Term Opportunities (USA) Limited Partnership and West Face Long Term Opportunities Master Fund L.P., three private investment funds advised by West Face Capital Inc. (the “Purchasers”) pursuant to which the Purchasers have agreed to purchase 580,800 shares of Series B Senior Convertible Preferred Stock (the “Series B Preferred Shares”) of the Company at a price of $25.00 per Series B Preferred Share for total gross proceeds to the Company of $14,520,000 (the “Preferred Offering”). The Preferred Offering will be pursuant to applicable exemptions from registration and prospectus requirements in the United States, Canada and other jurisdictions.

Proceeds of the Preferred Offering will be used to repurchase, in cash, at least $6.6 million of the outstanding 11% senior secured notes guaranteed by the Company pursuant to the terms of the amended indenture governing such notes and for general corporate purposes, including, without limitation, debt service payments. Closing of the Offering is subject to customary conditions, including approval by the Toronto Stock Exchange (the “TSX”), and is expected to occur on or about May 20, 2010.

The Preferred Offering is conditioned upon the conversion of the Class B Shares into the Company’s Common Shares. The Company expects to receive notice from holders of Class B Shares of their election to convert more than 66 2/3% of the outstanding Class B Shares, upon the occurrence of which all Class B Shares will automatically convert into Common Shares.

The Series B Preferred Shares are convertible into the Company’s Common Shares at an initial rate of 36 Common Shares per Series B Preferred Share; subject to adjustment in the case of any future subdivision, or consolidation of the Common Shares, any dividend to holders of the Common Shares in Common Shares in which the holders of Series B Preferred Shares do not otherwise receive an equivalent distribution, any dividend to holders of the Common Shares payable in cash, which is greater in value than five percent (5%) of the then current Common Share fair market value, or certain reorganizations, recapitalizations, reclassification, consolidations or mergers involving the Company. If all such Series B Preferred Shares are converted, at the initial conversion rate, 20,908,800 Common Shares will be issued to the holders of the Series B Preferred Shares. No holder of the Series B Preferred Shares is entitled to effect a conversion of Series B Preferred Shares if such conversion would result in the holder (and affiliates) beneficially owning 20% or more of the Company’s Common Stock. The TSX has conditionally approved the listing of the Common Shares issuable upon conversion of the Series B Preferred Shares, subject to compliance by the Company with the listing requirements of the TSX. The Common Shares into which the Series B Preferred Shares are convertible have certain demand and “piggyback” registration rights.

Other terms of the Series B Preferred Shares are summarized below:

Rank: The Series B Preferred Shares will rank senior in right of payment to the Common Shares and any class or series of capital stock that is junior to the Series B Preferred Shares, and pari passu with any series of the Company, preferred stock that by its terms ranks pari passu in right of payment as to dividends and liquidation with the Series B Preferred Shares.

Dividends: The Series B Preferred Shares shall be entitled to receive preferential dividends equal to five percent (5%) per annum of the original issue price per share, payable quarterly in February, May, August and November of each year. Such dividends may be paid by the Company in cash and in kind (in the form of additional Series B Preferred Shares). In the event that the payment in cash or in kind of any such dividend would cause the Company to violate a covenant under its debt agreements, the obligation to pay, in cash or in kind, will be suspended until the earlier to occur of (i) and only to the extent any restrictions under the debt agreements lapse or are no longer applicable or (ii) February 16, 2015. During any such suspension period, the preferential dividends shall continue to accrue and accumulate.

Liquidation Preference: Upon any voluntary or involuntary liquidation, dissolution or winding up of the Company, no distribution shall be made (i) to the holders of shares ranking junior to the Series B Preferred Shares unless the holders of Series B Preferred Shares shall have received, subject to adjustment as provided above, an amount equal to the original issue price per share of the Series B Preferred Shares plus an amount equal to accumulated and unpaid dividends and distributions thereon to the date of such payment, and (ii) to the holders of shares ranking on a parity with the Series B Preferred Shares, unless simultaneously therewith distributions are made ratably on the Series B Preferred Shares and all other such parity stock in proportion to the total amounts to which the holders of Series B Preferred Shares are entitled.

Voting Rights: The holders of Series B Preferred Shares shall not be entitled to any voting rights except as provided in the following sentence, in the Company’s bye-laws or otherwise under the Company Act 1981 of Bermuda. If the preferential dividends on the Series B Preferred Shares have not been declared and paid in full in cash or in kind for eight or more quarterly dividend periods (whether or not consecutive), the holders of the Series B Preferred Shares shall be entitled to vote at any meeting of shareholders with the holders of Common Shares and to cast the number of votes equal to the number of whole Common Shares into which the Series B Preferred Shares held by such holders are then convertible.

        Optional Redemption: The Series B Preferred Shares may be redeemed by the Company at any time after the third anniversary of the issue date provided that at such time the fair market value of the Common Shares is greater than 120% of the issue price of the Series B Preferred Shares per share divided by the number of Common Shares then issuable upon conversion of the Series B Preferred Shares. The redemption price, payable in cash will be the original issue price per Series B Preferred Share plus the related accumulated but unpaid dividends through the redemption date (the “Redemption Price”).

Mandatory Redemption: On the seventh anniversary of the date of issuance of the Series B Preferred Shares, the Company shall redeem any Series B Preferred Shares then outstanding at the then applicable Redemption Price. Such Redemption Price for mandatory redemption may, at the Company’s election, be paid in cash or in Common Shares valued for such purpose at 95% of the then fair market value of the Common Shares.

The foregoing description is a summary and is qualified in its entirety by reference to the subscription agreement and form of certificate of designation attached as an exhibit thereto filed as exhibit 10.14 hereto.

Subsequent events have been evaluated through the date of this Form 10-Q.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with the audited consolidated financial statements for the year ended December 31, 2009 included in our Annual Report on Form 10-K. Any forward-looking statements made by or on our behalf are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Readers are cautioned that such forward-looking statements involve risks and uncertainties in that the actual results may differ materially from those projected in the forward-looking statements. Important factors that could cause actual results to differ include risks set forth in “Part II-Item 1A. Risk Factors” included herein.

Overview

Forbes Energy Services Ltd., or FES Ltd, and its domestic subsidiaries, Forbes Energy Services LLC, or FES LLC, Forbes Energy Capital Inc., or FES CAP, C.C. Forbes, LLC, or CCF, TX Energy Services, LLC, or TES, Superior Tubing Testers, LLC, or STT, and Forbes Energy International, LLC, or FEI LLC, are headquartered in Alice, Texas and conduct business primarily in the state of Texas. In late 2008, FES LLC and FEI LLC formed Forbes Energy Services México, S. de R.L. de C.V., or FES Mexico, a Mexican limited liability partnership (sociedad de responsabilidad limitada de capital variable) and a related company to conduct operations in Mexico.

As used in this Quarterly Report on Form 10-Q, the “Company,” the “Forbes Group,” “we,” and “our” mean FES Ltd and its subsidiaries.

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

We currently conduct our operations through the following two business segments:

•

Well Servicing. Our well servicing segment comprised 46.1% of consolidated revenues for the three months ended March 31, 2010. At March 31, 2010, our well servicing segment utilized our modern fleet of 171 owned or leased well servicing rigs, which included 162 workover rigs and nine swabbing rigs, and related assets and equipment. These assets are used to provide (i) well maintenance, including remedial repairs and removal and replacement of downhole production equipment, (ii) well workovers, including significant downhole repairs, re-completions and re-perforations, (iii) completion and swabbing activities, and (iv) plugging and abandoning services. In addition, we have a fleet of six tubing testing units that are used to conduct pressure testing of oil and natural gas production tubing.

•

Fluid Logistics. Our fluid logistics segment comprised 53.9% of consolidated revenues for the three months ended March 31, 2010. Our fluid logistics segment utilized our fleet of owned or leased fluid transport trucks and related assets, including specialized vacuum, high-pressure pump and tank trucks, frac tanks, water wells, salt water disposal wells and facilities, and related equipment. These assets are used to provide, transport, store, and dispose of a variety of drilling and produced fluids used in, and generated by, oil and natural gas production. These services are required in most workover and completion projects and are routinely used in daily operations of producing wells.

        We believe that our two business segments are complementary and create synergies in terms of selling opportunities. Our multiple lines of service allow us to capitalize on our existing customer base to grow within existing markets, generate more business from existing customers, and increase our operating profits. By offering our customers the ability to reduce the number of vendors they use, we believe we help improve our customers’ efficiency. This is demonstrated by the fact that 68.4% of our revenues for the three months ended March 31, 2010 were from customers that utilized services of both of our business segments. Further, by having multiple service offerings that span the life cycle of the well, we believe we have a competitive advantage over smaller competitors offering more limited services.

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

Workover Rig Rates

Our well servicing segment revenues are dependent on the prevailing market rates for workover rigs. Market day rates for workover rigs increased from 2003 through the first half of 2008, as high oil and natural gas prices and declining domestic production resulted in a substantial growth of drilling activity and demand for workover services that are used primarily to maintain or enhance production levels of existing producing wells. Throughout 2009 and through the majority of the first quarter of 2010, we continued to experience pricing pressure that resulted from the general economic decline and, more specifically, the precipitous decline in oil and gas prices. However, during the three months ended March 31, 2010 utilization began to increase allowing us to increase rates in certain markets in March 2010.

Fluid Logistics Rates

Our fluid logistics segment revenues are dependent on the prevailing market rates for fluid transport trucks and the related assets, including specialized vacuum, high-pressure pump and tank trucks, frac tanks and salt water disposal wells. Prior to the general economic decline that commenced in the latter half of 2008, higher oil and natural gas prices resulted in growing demand for drilling and our services and, since the decline, lower oil and natural gas prices have resulted in reduced demand for drilling and our services. Required disposal of fluids produced from wells and the increased number of wells in service through the first half of 2008 led to a higher demand for fluid logistics services. Throughout 2009, fluid logistics rates were under significant pressure. During the three months ended March 31, 2010 we experienced an upward trend in utilization which allowed us to increase rates during the period in selected markets.

Operating Expenses

Prior to the general economic decline, a strong oil and natural gas environment resulted in a higher demand for operating personnel and oilfield supplies and caused increases in the cost of those goods and services. Throughout 2009 and through much of the first quarter of 2010, a weaker oil and natural gas environment has resulted in lower demand for operating personnel and oilfield supplies which has allowed us to decrease our costs, thereby offsetting a portion of the price decreases granted to our customers. As utilization and demand has started to increase in 2010, we are again experiencing cost pressures in areas such as labor. Future earnings and cash flows will be dependent on our ability to manage our overall cost structure and obtain price increases from our customers.

Capital Expenditures and Debt Service Obligations

As a general matter, our capital expenditures to maintain our assets have been relatively limited. Historically, we have incurred indebtedness to invest in new assets to grow our business. As a result, the indebtedness we incurred for our capital expenditures has significantly increased our debt service obligations. The majority of the net proceeds of the issuance, or the Debt Offering, of our $205 million 11% Senior Secured Notes, or the Second Priority Notes, was used to repay indebtedness incurred on capital expenditures. Most of our new assets have been acquired through bank borrowings, short-term equipment vendor financings, cash flows from operations and other permitted financings. In the near term, we expect our capital expenditures to be minimal and will be subject to the constraints of the covenants under our indentures.

Capital Expenditures and Operating Income Margins

The well servicing segment typically has higher operating income margins along with higher capital expenditures when compared with the fluid logistics segment, which has lower operating margins but also lower capital expenditure requirements. However, with the recent industry downturn, we have experienced less margin pressure on our fluid logistics segment, which has resulted in more favorable margins in that segment, relative to the well servicing segment. This is due to the fact that a large portion of the fluids business is not discretionary services, but required for wells to continue producing.

Presentation

The following discussion and analysis is presented on a consolidated basis to reflect results of operations and the financial condition of the Forbes Group.

FES LLC and its subsidiary limited liability companies that comprised the Forbes Group until May 29, 2008 were not subject to federal income tax. Prior to that date, all of the income, losses, credit, and deductions of these entities were passed through to the equity owners for purposes of their individual income tax returns, which is why these are referred to as “flow through entities” for federal income tax purposes. Accordingly, no provision for income taxes is included in the following discussion and analysis of our historical operations through May 28, 2008. As of May 29, 2008, in conjunction with our initial equity offering and the related Bermuda reorganization, the Forbes Group became subject to U.S. federal income tax.

Results of Operations

The following discussion, as well as the discussion found under “Liquidity and Capital Resources,” compares our consolidated financial information as of and for the three months ended March 31, 2010 to the three months March 31, 2009.

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

Consolidated Revenues. For the three months ended March 31, 2010, revenues increased by $3.8 million, or 6.0%, to $67.3 million when compared to the same period in the prior year. During the fourth quarter 2009 and first quarter 2010 we experienced increases in demand which resulted in an increase in utilization and pricing.

Well Servicing — Revenues from the well servicing segment decreased $0.5 million for the period, or 1.6% to $31.0 million compared to the corresponding period in the prior year. The decrease largely results from the continued lower prices for our well services. We utilized 171 well servicing rigs as of March 31, 2010, compared to 170 well servicing rigs at March 31, 2009. Of the 171 rigs available as of March 31, 2010, 11 were allocated to Mexico operations. Of the 160 in the U.S. at March 31, 2010, our utilization was only approximately 58.0% due to the general industry decline. All 11 Mexico rigs were utilized during the quarter.

Fluid Logistics — Revenues from the fluid logistics segment increased $4.3 million for the period, or 13.6%, to $36.2 million compared to the corresponding period in the prior year. Utilization for trucks in service during the three months ended March 31, 2010 and March 31, 2009 was 85.0% and 74.7%, respectively. Our principal fluid logistics assets at March 31, 2010 and March 31, 2009 were as follows:

	As of March 31,
Asset	2010	2009	% Increase
Vacuum trucks	290	294	(1.4)%
High-pressure pump trucks	19	19	0.0%
Other heavy trucks	57	57	0.0%
Frac tanks (includes leased)	1,369	1,370	0.0%
Salt water disposal wells	18	16	12.5%

Consolidated Operating Expenses. Our operating expenses increased to $56.9 million for the three months ended March 31, 2010, from $49.6 million for the three months ended March 31, 2009, an increase of $7.3 million or 14.7%. Operating expenses as a percentage of revenues were 84.6% for the three months ended March 31, 2010, compared to 78.2% for the three months ended March 31, 2009. This increase in operating expense as a percentage of our revenues is generally attributable to reduction in the rates we are able to invoice our customers, which has been partially offset by reductions in labor costs (rates and hours) and fuel price decreases, as discussed below.

Well Servicing — Operating expenses from the well servicing segment increased by $2.3 million, or 8.5%, to $28.6 million. Well servicing operating expenses as a percentage of well servicing revenues were 92.3% for the three months ended March 31, 2010, compared to 83.7% for the three months ended March 31, 2009, an increase of 8.6%. This can be attributed primarily to a decrease of approximately 26.0% in average billing rates between the two quarters. This price decline was partially offset by an increase in utilization to 58.0% for the three months ended March 31, 2010 from 56.3% for the three months ended March 31, 2009. The increase in well servicing operating costs was due in large part to the increase in labor costs of $2.0 million or 14.8%, for the three months ended March 31, 2010 compared to the same period of the prior year. Employee count at March 31, 2010 was 1,020 compared with 733 at March 31, 2009 due in large part, to added personnell in our Mexico operations. Labor costs as a percentage of revenues were 49.5% and 42.4% for the three months ended March 31, 2010 and 2009, respectively. The remaining $0.3 million is related to various expenses that were consistent with the activity of the business and were in line with management’s expectations.

Fluid Logistics —Operating expenses from the fluid logistics segment increased by $5.0 million, or 21.7%, to $28.3 million. Fluid logistics operating expenses as a percentage of fluid logistics revenues were 78.0% for the three months ended March 31, 2010, compared to 72.8% for the three months ended March 31, 2009. The increase in fluid logistics operating expenses of $5.0 million was due in large part to an increase in fuel costs of $1.9 million, or 54.1%, for the three months ended March 31, 2010, compared to the same period in the prior year. Fuel price increased 28.6% for the three months ended March 31, 2010 compared to March 31, 2009. Repairs and equipment maintenance cost increased $1.2 million, or 73.3% to $2.9 million. Repairs and equipment maintenance cost as a percentage of revenues was 7.9% and 5.2% for the three months ended March 31, 2010 and March 31, 2009, respectively. Contract service costs increased by $1.0 million or 121.4% to $1.8 million due to activity increase in drilling and well services and the need to utilize outside services to satisfy customer demand, particularly in times of peak demand in South Texas. Contract service costs as a percentage of revenues were 5.1% and 2.6% for the three months ended March 31, 2010 and March, 2009, respectively. Labor cost increased by $0.7 million, or 8.4% to $9.2 million. Employee count at March 31, 2010 was 799, as compared with 720 in March 31, 2009. Labor cost as a percentage of revenues were 25.4% and 26.6% for the three months ended March 31, 2010 and March 31, 2009, respectively. The remaining $0.2 million change is related to various expenses that were consistent with the activity of the business.

General and Administrative Expenses. General and administrative expenses from the consolidated operations decreased by approximately $0.1 million, or 2.0%, to $5.7 million. General and Administrative expense as a percentage of revenues was 8.4% and 9.1% for the three months ended March 31, 2010 and 2009, respectively. This decrease is in line with management’s expectations.

Depreciation and Amortization. Depreciation and amortization expenses increased by $0.2 million, or 2.4%, to $9.9 million. Capital expenditures incurred for the three months ended March 31, 2010 were $0.6 million compared to $7.3 million for the three months ended March 31, 2009.

Interest and Other Expenses. Interest and other expenses were $6.9 million in the three months ended March 31, 2010, compared to $6.7 million in the three months ended March 31, 2009. This increase is due to the additional interest associated with the first priority notes, less a decrease in interest expense associated with the re-purchase of certain bonds.

Income Taxes. We recognized an income tax benefit of $2.8 million and $4.0 million for the three months ended March 31, 2009 and 2010, respectively, due to the loss recognized during each quarter.

Liquidity and Capital Resources

Overview

The projected condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.

We project, based on current market conditions, that additional funding will be required during 2010 in order to meet our working capital requirements, including the interest payments of $12.1 million due August 15, 2010 under our indentures, and our required repurchase of an additional $6.6 million in cash of our Second Priority Notes by the end of the second quarter of 2010. We anticipate meeting these requirements by effecting an appropriate financing or other transaction that would provide additional cash resources. On May 17, 2010, the Company executed a subscription agreement with certain private investment funds for the purchase of the Company’s Series B Preferred Shares from the Company for gross proceeds of $14,520,000, the consummation of which is subject to customary closing conditions, or the Preferred Offering. The Company continues to evaluate various other transactions. To-date, however, the Preferred Offering transaction has not been finalized and there can be no assurance that it or any other such transaction can be consummated on acceptable terms, given current market conditions. If a transaction is not completed, we project that we will not have sufficient cash resources to make our required interest payments under our indentures, which will allow all our indebtedness under our indentures to be accelerated. Such acceleration would have a material adverse effect on our business, financial condition, results of operations, and cash flows.

The financial statements do not include any adjustments that might result from the outcome of uncertainty regarding the Company’s ability to raise additional capital, sell assets, or otherwise obtain sufficient funds to meet its obligations.

As discussed in Note 7 of our Notes to Consolidated Financial Statements, we repaid and terminated our revolving credit facility with Citibank, N.A., or the Credit Facility, using the proceeds from the issuance of the first lien floating rate notes due 2014, or the First Priority Notes. Notwithstanding the termination of the Credit Facility, the indenture governing our Second Priority Notes, or the Second Priority Indenture, and the newly executed indenture governing our First Priority Notes, or the First Priority Indenture, and the debt outstanding thereunder impose significant restrictions on us and increase our vulnerability to adverse economic and industry conditions that could limit our ability to obtain additional or replacement financing. While the principal indebtedness of the First Priority Notes is not scheduled for repayment until August 2014, the Forbes Group is required to spend $6.6 million in cash to repurchase Second Priority Notes by June 30, 2010 after which no principal payments are due until February 2015. Our inability to satisfy certain obligations under these indentures, such as the payment of interest or the requirement to repurchase Second Priority Notes could constitute an event of default. An event of default could result in all or a portion of our outstanding debt becoming immediately due and payable. If this should occur, we might not be able to obtain waivers or secure alternative financing to satisfy all of our obligations simultaneously. Given current market conditions, our ability to access the capital markets or to consummate any asset sales might be restricted at a time when we would like or need to raise capital. In addition, the current economic conditions could also impact our customers and vendors and may cause them to fail to meet their obligations to us with little or no warning. These events could have a material adverse effect on our business, financial position, results of operations and cash flows and our ability to satisfy the obligations under our indentures.

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

As of March 31, 2010, we had $225.3 million in debt outstanding (including the Second Priority Notes based on $199.8 million aggregate principal amount at an issue price of 97.635% of par and the First Priority Notes based on $20 million aggregate principal amount at an issue price of 100% of par).

As of March 31, 2010, we had $12.6 million in cash and cash equivalents, $214.2 million in long-term debt outstanding, $11.1 million in short-term debt outstanding, and $6.2 million of short-term equipment vendor financings for well servicing rigs and other equipment included in accounts payable. Our $11.1 million of short-term debt consisted of $6.6 million to be used to repurchase Second Priority Notes pursuant to a covenant entered into in connection with previous consent, $4.5 million payable to an equipment lender under various installment notes, and $2.7 million payable to First Insurance Funding related to financing of our insurance premiums. Our $6.5 million of vendor financing was comprised of $6.3 million payable to our well service rig and vacuum trailer supplier, with the balance due to several smaller vendors. In the quarter ended March 31, 2010, we incurred $0.7 million in capital expenditures, which included equipment related to rigs (primarily for our Mexico operations), saltwater disposal wells and pickup trucks. We financed these purchases with cash flow from operations, and certain short-term vendor financings.

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

Cash Flows from Operating Activities

Net cash used in operating activities totaled $12.4 million for the three months ended March 31, 2010, compared to net cash provided by operating activities of $14.7 million for the three months ended March 31, 2009, a decrease of $27.1 million. The primary reason for the decrease in net cash flow resulted from a change in working capital related to an increase in accounts receivable of $26.7 million.

Cash Flows Used in Investing Activities

Net cash used in investing activities for the three months ended March 31, 2010 amounted to $1.7 million, primarily related to principal payments on various equipment notes, compared to $7.1 million for the three months ended March 31, 2009. The significant capital expenditures in the first three months of 2009 were reflective of the expansion of business during 2008 and early 2009. Capital expenditures for the three months ended March 31, 2010 were primarily for the payment of costs associated with preparation of well service equipment.

Cash Flows from Financing Activities

Cash outflows used in financing activities for the three months ended March 31, 2010 amounted to $1.7 million compared to an inflow of $8.5 million for the three months ended March 31, 2009. In addition, $3.25 million in Second Priority Notes were repurchased in the first quarter of 2009 for $1.7 million at a discount of approximately 61.5%.

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

There are no significant restrictions on FES Ltd’s ability or the ability of any guarantor to obtain funds from its subsidiaries by such means as a dividend or loan. See Note 15 for consolidating information required by Rule 3-10 of Regulation S-X.

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

Recently Adopted Accounting Pronouncements

The FASB has issued ASU No. 2010-13, Compensation—Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. This ASU codifies the consensus reached in EITF Issue No. 09-J, “Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades.” The amendments to the Codification clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity shares trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity.

The FASB has issued Accounting Standards Update (ASU) No. 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements. The amendments in the ASU remove the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP. The FASB also clarified that if the financial statements have been revised, then an entity that is not a filer with the Securities and Exchange Commission, or the SEC, should disclose both the date that the financial statements were issued or available to be issued and the date the revised financial statements were issued or available to be issued. The FASB believes these amendments remove potential conflicts with the SEC’s literature.

In addition, the amendments in the ASU requires an entity that is a conduit bond obligor for conduit debt securities that are traded in a public market to evaluate subsequent events through the date of issuance of its financial statements and must disclose such date.

All of the amendments in the ASU were effective upon issuance (February 24, 2010) except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010.

The FASB has issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting. Specifically, ASU 2010-06 amends Codification Subtopic 820-10 to now require:

•	A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and

•	In the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements.

In addition, ASU 2010-06 clarifies the requirements of the following existing disclosures:

•

For purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities; and

•	A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.

ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.

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

Our primary debt obligations are the outstanding Second Priority Notes and the First Priority Notes. Changes in interest rates do not affect interest expense incurred on our Second Priority Notes as such notes bear interest at a fixed rate. However, changes in interest rates would affect their fair values. In general, the fair market value of debt with a fixed interest rate will increase as interest rates fall. Conversely, the fair market value of debt will decrease as interest rates rise. A hypothetical change in interest rates of 10% relative to interest rates as of March 31, 2010 would have no impact on our interest expense for the Second Priority Notes.

The First Priority Notes have a variable interest rate and, therefore, is subject to interest rate risk. A 100 basis point increase in interest rates on our variable rate debt would result in approximately $200,000 in additional annual interest expense after exceeding the interest rate floor of 12% based on the balance outstanding as of March 31, 2010 in the amount of $20 million.

Historically, we have not been exposed to significant foreign currency fluctuation; however, as we have expanded operations in Mexico, we have become exposed to certain risks typically associated with foreign currency fluctuation as we collect revenues and pay expenses in Mexico in the local currency. Nevertheless, as of March 31, 2010, a 10% unfavorable change in the Mexican Peso-to-U.S. Dollar exchange rate would not materially impact our consolidated balance sheet. To date, we have not taken any action to hedge against any foreign currency rate fluctuations; however, we continually monitor the currency exchange risks associated with conducting foreign operations.

We have not entered into any derivative financial instrument transactions to manage or reduce market risk or for speculative purposes.

Item 4T.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2010, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were not effective. See “Material Weaknesses” below.

Change in Internal Control over Financial Reporting

Other than the remediation measure described below under “Remediation” no change in our internal control over financial reporting (as defined in Rules 13a- 15(f) and 15d- 15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Material Weaknesses

In connection with the preparation of the Forbes Group’s consolidated financial statements for the year ended December 31, 2009 and the period ended March 31, 2010, we identified control deficiencies that constitute material weaknesses in the design and operation of our internal control over financial reporting. The following material weaknesses were present at December 31, 2009 and at March 31, 2010.

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

Remediation

As mentioned above, we have identified certain material weaknesses that exist as of March 31, 2010 in our internal control over external financial reporting and complex, non-routine accounting issues.

In 2009 and in the first quarter of 2010 we engaged a third party consulting group to assist us with financial reporting and tax matters.

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

There were no material changes from the risk factors previously disclosed in the registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 in response to “Item 1A. Risk Factors” to Part II of Form 10-Q.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Reserved

None.

Item 5.	Other Information

Offering of Series B Preferred Shares

On May 17, 2010, the Company executed a subscription agreement with West Face Long Term Opportunities Limited Partnership, West Face Long Term Opportunities (USA) Limited Partnership and West Face Long Term Opportunities Master Fund L.P., three private investment funds advised by West Face Capital Inc., or the Purchaser pursuant to which the Purchasers have agreed to purchase 580,800 shares of Series B Senior Convertible Preferred Stock, or the Series B Preferred Shares, of the Company at a price of $25.00 per Series B Preferred Share for total gross proceeds to the Company of $14,520,000, or the Preferred Offering. The Preferred Offering will be pursuant to applicable exemptions from registration and prospectus requirements in the United States, Canada and other jurisdictions.

Proceeds of the Preferred Offering will be used to repurchase, in cash, at least $6.6 million of the outstanding 11% senior secured notes guaranteed by the Company pursuant to the terms of the amended indenture governing such notes and for general corporate purposes, including, without limitation, debt service payments. Closing of the Offering is subject to customary conditions, including approval by the Toronto Stock Exchange, or the TSX, and is expected to occur on or about May 21, 2010.

The Preferred Offering is conditioned upon the conversion of the Class B Shares into the Company’s Common Shares. The Company expects to receive notice from holders of Class B Shares of their election to convert more than 66 2/3% of the outstanding Class B Shares, upon the occurrence of which all Class B Shares will automatically convert into Common Shares.

        The Series B Preferred Shares are convertible into the Company’s Common Shares at an initial rate of 36 Common Shares per Series B Preferred Share; subject to adjustment in the case of any future subdivision, or consolidation of the Common Shares, any dividend to holders of the Common Shares in Common Shares in which the holders of Series B Preferred Shares do not otherwise receive an equivalent distribution, any dividend to holders of the Common Shares payable in cash, which is greater in value than five percent (5%) of the then current Common Share fair market value, or certain reorganizations, recapitalizations, reclassification, consolidations or mergers involving the Company. If all such Series B Preferred Shares are converted, at the initial conversion rate, 20,908,800 Common Shares will be issued to the holders of the Series B Preferred Shares. No holder of the Series B Preferred Shares is entitled to effect a conversion of Series B Preferred Shares if such conversion would result in the holder (and affiliates) beneficially owning 20% or more of the Company’s Common Stock. The TSX has conditionally approved the listing of the Common Shares issuable upon conversion of the Series B Preferred Shares, subject to compliance by the Company with the listing requirements of the TSX. The Common Shares into which the Series B Preferred Shares are convertible have certain demand and “piggyback” registration rights.

Other terms of the Series B Preferred Shares are summarized below:

Rank: The Series B Preferred Shares will rank senior in right of payment to the Common Shares and any class or series of capital stock that is junior to the Series B Preferred Shares, and pari passu with any series of the Company, preferred stock that by its terms ranks pari passu in right of payment as to dividends and liquidation with the Series B Preferred Shares.

Dividends: The Series B Preferred Shares shall be entitled to receive preferential dividends equal to five percent (5%) per annum of the original issue price per share, payable quarterly in February, May, August and November of each year. Such dividends may be paid by the Company in cash and in kind (in the form of additional Series B Preferred Shares). In the event that the payment in cash or in kind of any such dividend would cause the Company to violate a covenant under its debt agreements, the obligation to pay, in cash or in kind, will be suspended until the earlier to occur of (i) and only to the extent any restrictions under the debt agreements lapse or are no longer applicable or (ii) February 16, 2015. During any such suspension period, the preferential dividends shall continue to accrue and accumulate.

Liquidation Preference: Upon any voluntary or involuntary liquidation, dissolution or winding up of the Company, no distribution shall be made (i) to the holders of shares ranking junior to the Series B Preferred Shares unless the holders of Series B Preferred Shares shall have received, subject to adjustment as provided above, an amount equal to the original issue price per share of the Series B Preferred Shares plus an amount equal to accumulated and unpaid dividends and distributions thereon to the date of such payment, and (ii) to the holders of shares ranking on a parity with the Series B Preferred Shares, unless simultaneously therewith distributions are made ratably on the Series B Preferred Shares and all other such parity stock in proportion to the total amounts to which the holders of Series B Preferred Shares are entitled.

Voting Rights: The holders of Series B Preferred Shares shall not be entitled to any voting rights except as provided in the following sentence, in the Company’s bye-laws or otherwise under the Company Act 1981 of Bermuda. If the preferential dividends on the Series B Preferred Shares have not been declared and paid in full in cash or in kind for eight or more quarterly dividend periods (whether or not consecutive), the holders of the Series B Preferred Shares shall be entitled to vote at any meeting of shareholders with the holders of Common Shares and to cast the number of votes equal to the number of whole Common Shares into which the Series B Preferred Shares held by such holders are then convertible.

Optional Redemption: The Series B Preferred Shares may be redeemed by the Company at any time after the third anniversary of the issue date provided that at such time the fair market value of the Common Shares is greater than 120% of the issue price of the Series B Preferred Shares per share divided by the number of Common Shares then issuable upon conversion of the Series B Preferred Shares. The redemption price, payable in cash will be the original issue price per Series B Preferred Share plus the related accumulated but unpaid dividends through the redemption date (the “Redemption Price”).

Mandatory Redemption: On the seventh anniversary of the date of issuance of the Series B Preferred Shares, the Company shall redeem any Series B Preferred Shares then outstanding at the then applicable Redemption Price. Such Redemption Price for mandatory redemption may, at the Company’s election, be paid in cash or in Common Shares valued for such purpose at 95% of the then fair market value of the Common Shares.

The foregoing description is a summary and is qualified in its entirety by reference to the subscription agreement and form of certificate of designation attached as an exhibit thereto filed today as exhibit 10.14 hereto.

PEMEX Agreement

The PEMEX Agreement, as modified by the PEMEX Amendment, provides the terms by which the Company and Merco provide well maintenance and repair work for PEMEX at its Altamira Asset in Poza Rica. The total amount of the PEMEX Agreement, as amended, for both the Company and Merco, is approximately $275.3 million in Mexican currency and $69.8 million in U.S. currency. The Company is jointly liable for the obligations of Merco under the PEMEX Agreement.

Item 6.	Exhibits**

Number		Description of Exhibits

1.1	—

Letter Agreement dated December 1, 2009, by and among the underwriter and Forbes Energy Service Ltd. (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K dated December 7, 2009).

1.2	—	Underwriting Agreement dated December 4, 2009, by and among the underwriter and Forbes Energy Services Ltd. (incorporated by reference to Exhibit 1.2 to the Company’s Current Report on Form 8-K dated December 7, 2009).

2.1	—	Agreement and Plan of Reorganization effective January 1, 2008 among Forbes Energy Services LLC and the respective members of C.C. Forbes, LLC, TX Energy Services, LLC and Superior Tubing Testers, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

2.2	—	Agreement and Plan of Reorganization effective May 29, 2008 among Forbes Energy Services Ltd. and the members of Forbes Energy Services LLC (incorporated by reference to Exhibit 2.2 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

Number		Description of Exhibits

3.1	—	Memorandum of Association of Forbes Energy Services Ltd. (incorporated by reference to Exhibit 3.11 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

3.2	—	Amended and Restated Bye-laws of Forbes Energy Services Ltd. (incorporated by reference to Exhibit 3.12 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

4.1	—	Indenture, dated as of February 12, 2008 among Forbes Energy Services LLC and Forbes Energy Capital Inc., as issuers, the guarantors party thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

4.2	—	Supplemental Indenture (First Supplemental Indenture), dated as of May 29, 2008 among Forbes Energy Services Ltd., Forbes Energy Services LLC, Forbes Energy Capital Inc., the other Guarantors (as defined in the Indenture referred to therein) and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).

4.3	—	Supplemental Indenture (Second Supplemental Indenture, dated as of October 6, 2008 among Forbes Energy Services Ltd., Forbes Energy Services LLC, Forbes Energy Capital Inc., the other Guarantors (as defined in the Indenture referred to therein) and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

4.4	—	Third Supplemental Indenture, dated as of February 6, 2009 among Forbes Energy Services Ltd., Forbes Energy Services LLC, Forbes Energy Capital Inc., the other Guarantors (as defined in the Indenture referred to therein) and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 6, 2009).

4.5	—	Indenture dated as of October 2, 2009, by and among Forbes Energy Services LLC and Forbes Energy Capital Inc., as issuers, the guarantors party thereto and Wilmington Trust FSB, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated October 10, 2009).

4.6	—	Notation of Guarantee from Forbes Energy Services Ltd. (incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

4.7	—	Notation of Guarantee from Forbes Energy International, LLC (incorporated by reference to Exhibit 4.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

4.8	—	Specimen 144A Global 11% Senior Secured Exchange Note due 2015 (incorporated by reference to Exhibit 4.5 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

4.9	—	Rights Agreement dated as of May 19, 2008 between Forbes Energy Services Ltd. and CIBC Mellon Trust Company, as Rights Agent, which includes as Exhibit A the Certificate of Designations of Series A Junior Participating Preferred Shares, as Exhibit B the form of Right Certificate and as Exhibit C the form of Summary of Rights to Purchase Shares (incorporated by reference to Exhibit 4.8 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

10.1	—	Credit Agreement dated as of April 10, 2008 among C.C. Forbes, LLC, TX Energy Services, LLC and Superior Tubing Testers, LLC, as borrowers, Forbes Energy Services LLC, as guarantor, and Citibank, N.A., as lender, governing the Credit Facility (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.2		Third Amendment to Credit Agreement dated effective as of July 10, 2009 among C.C. Forbes, LLC, TX Energy Services, LLC and Superior Tubing Testers, LLC, as borrowers, Forbes Energy Services LLC, as guarantor, and Citibank, N.A., as lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 15, 2009).

10.3	—	Guaranty dated April 10, 2008, among Forbes Energy Services LLC and Forbes Energy Capital Inc., including the Guaranty Supplement, dated effective May 29, 2008, executed January 5, 2009, among Forbes Energy Services Ltd. and Citibank, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 8, 2009).

10.4	—	Forbes Energy Services Ltd. Incentive Compensation Plan effective May 19, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

10.5	—	Employment Agreement effective May 1, 2008 by and between John E. Crisp and Forbes Energy Services LLC (incorporated by reference to Exhibit 10.2 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

10.6	—	Employment Agreement effective May 1, 2008 by and between Charles C. Forbes and Forbes Energy Services LLC (incorporated by reference to Exhibit 10.3 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

Number		Description of Exhibits

10.7	—	Employment Agreement effective May 1, 2008 by and between L. Melvin Cooper and Forbes Energy Services LLC (incorporated by reference to Exhibit 10.4 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

10.8	—	Form of Indemnification Agreement for directors, officers and key employees (incorporated by reference to Exhibit 10.5 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

10.9	—	Form of Executive Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

10.10	—	Form of Director Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

10.11		Commercial Equipment Lease Agreement, dated October 15, 2008 among Forbes Energy Services LLC and Alice Environmental Services, LP. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

10.12	—	Notes Purchase Agreement dated September 25, 2009, by and among Forbes Energy Services LLC, Forbes Energy Capital Inc., C.C. Forbes, LLC, TX Energy Services, Superior Tubing Testers, LLC, Forbes Energy International, LLC, Forbes Energy Services Ltd. and Goldman, Sachs & Co. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 28, 2009).

10.13*	—	Translation of Unit Price Public Works Contract No. 424048860 dated September 26, 2008, including Agreement No. 1 Inclusion of Project and New Concepts with Additional Increase of Contract Amount 424048860 dated December 4, 2009, entered into by and between PEMEX Exploración y Producción, Merco Ingenieria Industrial S.A. de C.V. and Forbes Energy Services Ltd.

10.14*	—

Subscription Agreement dated as of May 17, 2010, by and among Forbes Energy Services Ltd., West Face Long Term Opportunities Limited Partnership, West Face Long Term Opportunities (USA) Limited Partnership and West Face Long Term Opportunities Master Fund L.P, including the Form of Certificate of Designation of Series B Senior Convertible Preferred Shares and Form of Registration Rights Agreement attached as exhibits thereto.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORBES ENERGY SERVICES LTD.

May 17, 2010	By:	/S/ JOHN E. CRISP
John E. Crisp
Chairman, Chief Executive Officer and President
(Principal Executive Officer)

May 17, 2010	By:	/S/ L. MELVIN COOPER
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

1.2	—	Underwriting Agreement dated December 4, 2009, by and among the underwriter and Forbes Energy Services Ltd. (incorporated by reference to Exhibit 1.2 to the Company’s Current Report on Form 8-K dated December 7, 2009).

2.1	—	Agreement and Plan of Reorganization effective January 1, 2008 among Forbes Energy Services LLC and the respective members of C.C. Forbes, LLC, TX Energy Services, LLC and Superior Tubing Testers, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

2.2	—	Agreement and Plan of Reorganization effective May 29, 2008 among Forbes Energy Services Ltd. and the members of Forbes Energy Services LLC (incorporated by reference to Exhibit 2.2 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

3.1	—	Memorandum of Association of Forbes Energy Services Ltd. (incorporated by reference to Exhibit 3.11 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

3.2	—	Amended and Restated Bye-laws of Forbes Energy Services Ltd. (incorporated by reference to Exhibit 3.12 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

4.1	—	Indenture, dated as of February 12, 2008 among Forbes Energy Services LLC and Forbes Energy Capital Inc., as issuers, the guarantors party thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

4.2	—	Supplemental Indenture (First Supplemental Indenture), dated as of May 29, 2008 among Forbes Energy Services Ltd., Forbes Energy Services LLC, Forbes Energy Capital Inc., the other Guarantors (as defined in the Indenture referred to therein) and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).

4.3	—	Supplemental Indenture (Second Supplemental Indenture, dated as of October 6, 2008 among Forbes Energy Services Ltd., Forbes Energy Services LLC, Forbes Energy Capital Inc., the other Guarantors (as defined in the Indenture referred to therein) and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

4.4	—	Third Supplemental Indenture, dated as of February 6, 2009 among Forbes Energy Services Ltd., Forbes Energy Services LLC, Forbes Energy Capital Inc., the other Guarantors (as defined in the Indenture referred to therein) and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 6, 2009).

4.5	—	Indenture dated as of October 2, 2009, by and among Forbes Energy Services LLC and Forbes Energy Capital Inc., as issuers, the guarantors party thereto and Wilmington Trust FSB, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated October 10, 2009).

4.6	—	Notation of Guarantee from Forbes Energy Services Ltd. (incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

4.7	—	Notation of Guarantee from Forbes Energy International, LLC (incorporated by reference to Exhibit 4.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

4.8	—	Specimen 144A Global 11% Senior Secured Exchange Note due 2015 (incorporated by reference to Exhibit 4.5 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

4.9	—	Rights Agreement dated as of May 19, 2008 between Forbes Energy Services Ltd. and CIBC Mellon Trust Company, as Rights Agent, which includes as Exhibit A the Certificate of Designations of Series A Junior Participating Preferred Shares, as Exhibit B the form of Right Certificate and as Exhibit C the form of Summary of Rights to Purchase Shares (incorporated by reference to Exhibit 4.8 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

10.1	—	Credit Agreement dated as of April 10, 2008 among C.C. Forbes, LLC, TX Energy Services, LLC and Superior Tubing Testers, LLC, as borrowers, Forbes Energy Services LLC, as guarantor, and Citibank, N.A., as lender, governing the Credit Facility (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.2		Third Amendment to Credit Agreement dated effective as of July 10, 2009 among C.C. Forbes, LLC, TX Energy Services, LLC and Superior Tubing Testers, LLC, as borrowers, Forbes Energy Services LLC, as guarantor, and Citibank, N.A., as lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 15, 2009).

10.3	—	Guaranty dated April 10, 2008, among Forbes Energy Services LLC and Forbes Energy Capital Inc., including the Guaranty Supplement, dated effective May 29, 2008, executed January 5, 2009, among Forbes Energy Services Ltd. and Citibank, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 8, 2009).

Number		Description of Exhibits

10.4	—	Forbes Energy Services Ltd. Incentive Compensation Plan effective May 19, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

10.5	—	Employment Agreement effective May 1, 2008 by and between John E. Crisp and Forbes Energy Services LLC (incorporated by reference to Exhibit 10.2 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

10.6	—	Employment Agreement effective May 1, 2008 by and between Charles C. Forbes and Forbes Energy Services LLC (incorporated by reference to Exhibit 10.3 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

10.7	—	Employment Agreement effective May 1, 2008 by and between L. Melvin Cooper and Forbes Energy Services LLC (incorporated by reference to Exhibit 10.4 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

10.8	—	Form of Indemnification Agreement for directors, officers and key employees (incorporated by reference to Exhibit 10.5 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

10.9	—	Form of Executive Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

10.10	—	Form of Director Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

10.11		Commercial Equipment Lease Agreement, dated October 15, 2008 among Forbes Energy Services LLC and Alice Environmental Services, LP. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

10.12	—	Notes Purchase Agreement dated September 25, 2009, by and among Forbes Energy Services LLC, Forbes Energy Capital Inc., C.C. Forbes, LLC, TX Energy Services, Superior Tubing Testers, LLC, Forbes Energy International, LLC, Forbes Energy Services Ltd. and Goldman, Sachs & Co. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 28, 2009).

10.13*	—	Translation of Unit Price Public Works Contract No. 424048860 dated September 26, 2008, including Agreement No. 1 Inclusion of Project and New Concepts with Additional Increase of Contract Amount 424048860 dated December 4, 2009, entered into by and between PEMEX Exploración y Producción, Merco Ingenieria Industrial S.A. de C.V. and Forbes Energy Services Ltd.

10.14*	—

Subscription Agreement dated as of May 17, 2010, by and among Forbes Energy Services Ltd., West Face Long Term Opportunities Limited Partnership, West Face Long Term Opportunities (USA) Limited Partnership and West Face Long Term Opportunities Master Fund L.P, including the Form of Certificate of Designation of Series B Senior Convertible Preferred Shares and Form of Registration Rights Agreement, attached as exhibits thereto.

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