Form 10-Q
period 2010-06-30
Forbes Energy Services Ltd.
filed 2010-08-16
CIK 1434842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

☐	Large accelerated filer	☐	Accelerated filer

☒	Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    ☐  Yes    ☒  No

Shares outstanding of each of the registrant’s classes of common stock as of August 14, 2010:

Class	Outstanding as of August 14, 2010
Common Stock, $.01 par value	83,673,700

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

PART I — FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)

Condensed Consolidated Balance Sheets (unaudited)

	June 30, 2010	December 31, 2009
Assets
Current assets
Cash and cash equivalents	$16,509,774	$28,425,367
Restricted cash	2,870,843	2,932,279
Accounts receivable – trade, net	80,034,811	52,765,601
Accounts receivable – related parties	222,489	168,940
Accounts receivable – other	5,202,909	5,159,324
Prepaid expenses	2,836,674	3,857,527
Other current assets	869,687	879,167

Total current assets	108,547,187	94,188,205
Property and equipment, net	291,549,059	308,559,885
Intangible assets, net	35,168,183	36,598,781
Deferred financing costs, net	9,992,081	11,453,830
Restricted cash	6,649,973	6,560,225
Other assets	48,929	71,970

Total assets	$451,955,412	$457,432,896

Liabilities and Equity
Current liabilities
Current maturities of long-term debt	$3,221,261	$12,432,900
Accounts payable – trade	24,315,817	23,375,729
Accounts payable – related parties	1,052,552	899,102
Accrued interest payable	8,941,757	8,928,970
Accrued expenses	18,688,504	14,201,278

Total current liabilities	56,219,891	59,837,979
Long-term debt	213,519,583	214,465,329
Deferred tax liability	30,808,677	36,622,111

Total liabilities	300,548,151	310,925,419

Commitments and contingencies (Note 10)
Temporary Equity
Series B senior convertible preferred shares	14,293,557	—

Shareholders’ equity
Preference shares, $.01 par value, 10,000,000 shares authorized, none issued and outstanding at June 30, 2010 and December 31, 2009	—	—
Common shares, $.01 par value, 450,000,000 shares authorized, 83,673,700 and 54,173,700 shares issued and outstanding at June 30, 2010 and December 31, 2009	836,737	541,737
Class B shares, $.01 par value, 40,000,000 shares authorized, none and 29,500,000 shares issued and outstanding at June 30, 2010 and December 31, 2009	—	295,000
Additional paid-in capital	184,899,217	183,880,128
Accumulated deficit	(48,622,250)	(38,209,388)

Total shareholders’ equity	137,113,704	146,507,477

Total liabilities and equity	$451,955,412	$457,432,896

The accompanying notes are an integral part of these condensed consolidated financial statements.

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)

Condensed Consolidated Statements of Operations (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues
Well servicing	$39,650,732	$25,515,071	$70,673,592	$57,054,079
Fluid logistics	40,393,056	24,237,506	76,633,923	56,129,880

Total revenues	80,043,788	49,752,577	147,307,515	113,183,959

Expenses
Well servicing	28,711,618	23,720,892	57,359,936	50,116,601
Fluid logistics	32,026,780	19,928,066	60,291,619	43,159,687
General and administrative	6,552,668	3,896,576	12,211,812	9,670,455
Depreciation and amortization	9,914,028	9,774,963	19,838,092	19,466,335

Total expenses	77,205,094	57,320,497	149,701,459	122,413,078

Operating income (loss)	2,838,694	(7,567,920)	(2,393,944)	(9,229,119)

Other income (expense)
Interest expense, net	(6,894,946)	(6,406,311)	(13,742,677)	(13,059,988)
Gain on early extinguishment of debt	18,591	447,842	18,591	1,421,750
Other income (expense)	(16,511)	8,084	(108,266)	34,617

Loss before taxes	(4,054,172)	(13,518,305)	(16,226,296)	(20,832,740)

Income tax benefit	(1,812,826)	(4,480,569)	(5,813,434)	(7,259,514)

Net loss	(2,241,346)	(9,037,736)	(10,412,862)	(13,573,226)
Preferred shares dividends	(63,957)	—	(63,957)	—

Net loss attributable to common shareholders	$(2,305,303)	$(9,037,736)	$(10,476,819)	$(13,573,226)

Loss per share of common stock attributable to common shareholders
Basic and diluted	$(0.03)	$(0.15)	$(0.13)	$(0.22)
Weighted average number of shares outstanding
Basic and diluted	83,673,700	62,111,200	83,673,700	62,111,200

The accompanying notes are an integral part of these condensed consolidated financial statements.

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)

Condensed Consolidated Statements of Changes in Shareholders Equity (unaudited)

	Capital Stock		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance December 31, 2009	83,673,700	$836,737	$183,880,128	$(38,209,388)	$146,507,477
Share-based compensation	—	—	1,244,839	—	1,244,839
Net loss	—	—	—	(10,412,862)	(10,412,862)
Preferred shares dividends, accretion, and offering costs	—	—	(225,750)	—	(225,750)

Balance June 30, 2010	83,673,700	$836,737	$184,899,217	$(48,622,250)	$137,113,704

The accompanying notes are an integral part of these condensed consolidated financial statements.

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)

Condensed Consolidated Statements of Cash Flows (unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Cash flows from operating activities
Net loss	$(2,241,346)	$(9,037,736)	$(10,412,862)	$(13,573,226)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation expense	9,198,729	9,059,664	18,407,494	18,035,737
Amortization expense	715,299	715,299	1,430,598	1,430,598
Amortization of Second Priority Notes OID	281,863	209,327	451,591	447,375
Share-based compensation	622,419	622,418	1,244,839	1,247,155
Deferred tax benefit	(1,627,202)	(4,466,168)	(5,813,434)	(7,392,548)
(Gain)/loss on disposal of assets, net	25,278	(27,682)	109,850	(84,986)
Gain on early extinguishment of debt	(18,591)	(447,842)	(18,591)	(1,421,750)
Bad debt expense	600,000	1,246,495	902,118	2,333,086
Amortization of deferred financing cost	554,363	470,085	1,114,838	914,307
Changes in operating assets and liabilities
Accounts receivable	(17,459,014)	9,209,440	(28,214,913)	25,166,534
Accounts receivable - related party	(32,845)	(22,551)	(53,549)	(42,737)
Prepaid expenses and other current assets	887,895	2,672,965	1,053,373	2,073,711
Accounts payable - trade	555,478	(1,472,882)	2,678,318	1,005,938
Accounts payable - related party	(262,826)	142,839	153,450	187,481
Accrued expenses	2,327,189	(1,256,668)	4,487,227	(2,691,150)
Income taxes payable	—	(661,241)	—	(513,806)
Accrued interest payable	5,670,214	5,301,917	(101,387)	(194,799)

Net cash provided by (used in) operating activities	(203,097)	12,257,679	(12,581,040)	26,926,920

Cash flows from investing activities
Insurance proceeds	—	834,549	—	1,660,630
Restricted cash	(13,294)	—	(28,312)	—
Purchase of property and equipment	(1,512,468)	(11,198,345)	(3,244,749)	(19,139,608)

Net cash used in investing activities	(1,525,762)	(10,363,796)	(3,273,061)	(17,478,978)

Cash flows from financing activities
Repayment of debt	(1,627,970)	(1,479,613)	(3,358,975)	(2,934,637)
Borrowings under Credit Facility	—	—	—	12,000,000
Proceeds from issuance of preferred stock	14,229,600	—	14,229,600	—
Retirement of Second Priority Notes	(6,778,750)	(1,400,000)	(6,778,750)	(3,415,000)
Other	(161,793)	—	(153,367)	(4,294)

Net cash provided by (used in) financing activities	5,661,087	(2,879,613)	3,938,508	5,646,069

Net increase (decrease) in cash and cash equivalents	3,932,228	(985,730)	(11,915,593)	15,094,011
Cash and cash equivalents
Beginning of period	12,577,546	39,548,808	28,425,367	23,469,067

End of period	$16,509,774	$38,563,078	$16,509,774	$38,563,078

The accompanying notes are an integral part of these condensed consolidated financial statements.

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)

Notes to Condensed Consolidated Financial Statements

1. Organization and Nature of Operations

Nature of Business

Forbes Energy Services Ltd. (“FES Ltd”) and its subsidiaries, Forbes Energy Services LLC (“FES LLC”), Forbes Energy Capital Inc. (“FES CAP”), C.C. Forbes, LLC (“CCF”), TX Energy Services, LLC (“TES”), Superior Tubing Testers, LLC (“STT”) and Forbes Energy International, LLC (“FEI LLC”) are headquartered in Alice, Texas, and conduct business primarily in the state of Texas. On October 15, 2008, FES LLC and FEI LLC formed Forbes Energy Services México, S. de R.L. de C.V. (“FES Mexico”), a Mexican limited liability partnership (sociedad de responsabilidad limitada de capital variable), to conduct operations in Mexico. On December 3, 2008, Forbes Energy Services Mexico Servicios de Personal, S. de R.L de C. V. was formed to provide employee services to FES Mexico, and on June 8, 2009, FES Ltd formed a branch in Mexico. As used in these condensed consolidated financial statements, the “Company,” the “Forbes Group,” “we,” or “our” means FES Ltd and all its direct and indirect subsidiaries.

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

3. Basis of Presentation

Interim Financial Information

The unaudited condensed consolidated financial statements of the Forbes Group are prepared in conformity with accounting principles generally accepted in the United States of America, or “GAAP”. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted. Therefore, these consolidated financial statements should be read along with the annual audited consolidated financial statements and notes thereto included in Forbes Group’s Annual Report on Form 10-K for the year ended December 31, 2009. In management’s opinion, all adjustments necessary for a fair statement are reflected in the interim periods presented. Interim results for the three and six months ended June 30, 2010 may not be indicative of results that will be realized for the full year ending December 31, 2010. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)

Notes to Condensed Consolidated Financial Statements—(Continued)

Correction of an Error

During the quarter ended June 30, 2010, the Company discovered and corrected an accounting error related to the recording of revenues and expenses in its Mexico operations during the quarters ended December 31, 2009 and March 31, 2010. The error resulted in a misstatement of revenue and operating expenses with corresponding errors in accounts receivable – trade, net and accrued liabilities. The cumulative correction was recorded during the quarter ended June 30, 2010 and decreased revenue and accounts receivable by $1.2 million and decreased operating expense and accrued liabilities by approximately $0.9 million resulting in a net impact of approximately $0.3 million of pre-tax loss.

The Company evaluated the correction of these errors based on the expected operating results for the year ending December 31, 2010 and based on historical operating results for the year ended December 31, 2009 in accordance with Accounting Standards Codification 250-10-45-27 “Materiality Determination for Correction of an Error” and Staff Accounting Bulletin No.99, Materiality. The amount of the adjustments, when compared to the operating results for the year ended December 31, 2009, or on any trend of losses, is not considered by management to be material. In addition, the Company believes that investors would not consider the amount of the adjustments to be material and, therefore, would not have significantly impacted their investment decisions about the Company.

Differences Between US GAAP and Canadian GAAP

The financial statements in this report have been prepared in accordance with generally accepted accounting principles in the United States or U.S. GAAP, and the reporting currency is the U.S. dollar. U.S. GAAP conforms in most respects to generally accepted accounting principles in Canada, or Canadian GAAP except for the following:

•

In accordance with U.S. GAAP, debt issuance costs are classified as other assets on the condensed consolidated balance sheet of the Company. Under Canadian GAAP, debt issuance costs are netted with debt in the balance sheet. For U.S. and Canadian GAAP, debt issuance costs are amortized over the period of the loan agreement as a component of interest expense and any differences in the calculation are immaterial.

•

In accordance with U.S. GAAP, the $14.3 million of Series B Senior Convertible Preferred Shares are classified as temporary equity on the condensed consolidated balance sheet of the Company. Under Canadian GAAP, the value of Series B Preferred Shares would be bifurcated, allocating the fair value of the conversion feature of the Series B Preferred Shares, initially estimated by the Company as $2.7 million, to Shareholders’ Equity, and the remaining balance, of $11.5 million to long-term liability. The liability portion would then be accreted each period, using the effective interest rate method, in amounts which will increase the liability to its full face amount of the convertible instrument as of the maturity date, with the accretion recorded as interest expense. This difference would not have material impact on the operations or cash flows of the condensed consolidated financial statements of the Company in this report.

Recently Adopted Accounting Pronouncements

The FASB issued Accounting Standards Update (ASU) No. 2010-13, Compensation—Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. This ASU codifies the consensus reached in EITF Issue No. 09-J, “Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades.” The amendments to the Codification clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity shares trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The company adopted this ASU as of January 1, 2010, and it did have any impact on the consolidated financial statements.

The FASB issued ASU No. 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements. The amendments in the ASU remove the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP. The FASB also clarified that if the financial statements have been revised, then an entity that is not an SEC filer should disclose both the date that the financial statements were issued or available to be issued and the date the revised financial statements were issued or available to be issued. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

        The FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting. Specifically, ASU 2010-06 amends Codification Subtopic 820-10 to now require:

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

ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

4. Intangible Assets

The following sets forth the identified intangible assets by major asset class:

	As of June 30, 2010				As of December 31, 2009
	Useful Life (years)	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Customer relationships	15	$31,895,919	$5,315,986	$26,579,933	$31,895,919	$4,252,789	$27,643,130
Trade name	15	8,049,750	1,341,625	6,708,125	8,049,750	1,073,300	6,976,450
Safety training program	15	1,181,924	196,987	984,937	1,181,924	157,590	1,024,334
Dispatch software	10	1,135,282	283,820	851,462	1,135,282	227,055	908,227
Other	10	58,300	14,574	43,726	58,300	11,660	46,640

		$42,321,175	$7,152,992	$35,168,183	$42,321,175	$5,722,394	$36,598,781

The Company expenses costs associated with extensions or renewals of intangible assets. There were no such extensions or renewals in the three and six months ended June 30, 2010 and 2009. Amortization expense is calculated using the straight-line method over the period indicated. Aggregate amortization expense of intangible assets for the three and six months ended June 30, 2010 was approximately $0.7 million and $1.4 million, respectively, and $0.7 million and $1.4 million for the three and six months ended June 30, 2009, respectively. Amortization expense associated with identified intangible assets is expected to be approximately $2.9 million in each of the next five years. The weighted average amortization period remaining for intangible assets is 12.3 years.

5. Share-Based Compensation

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

The following table presents a summary of the Company’s stock option activity for the six months ended June 30, 2010.

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at December 31, 2009:	2,680,000	$7.00	—	—
Stock options:
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—

Options outstanding at June 30, 2010:	2,680,000	$7.00	7.92 years	—

Vested and expected to vest at June 30, 2010	1,786,667	$7.00	7.92 years	—

Exercisable at June 30, 2010	1,786,667	$7.00	7.92 years	—

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)

Notes to Condensed Consolidated Financial Statements—(Continued)

During the three and six months ended June 30, 2010 and three and six months ended June 30, 2009 the Company recorded total stock based compensation expense of $0.6 million, $1.2 million, $0.6 million and $1.2 million, respectively. No stock-based compensation costs were capitalized as of June 30, 2010. As of June 30, 2010, total unrecognized stock-based compensation costs amounted to $2.3 million (net of estimated forfeitures) and is expected to be recorded over a weighted-average period of 1 year.

At June 30, 2010, 2,540,000 shares were available for future grants under the 2008 Incentive Compensation Plan.

6. Property and Equipment

Property and equipment consisted of the following:

	Estimated Life in Years	June 30, 2010	December 31, 2009
Well servicing equipment	3-15 years	$287,631,071	$287,303,369
Autos and trucks	5-10 years	81,111,441	80,802,973
Disposal wells	5-15 years	15,656,487	14,989,517
Building and improvements	5-30 years	6,131,767	6,125,320
Furniture and fixtures	3-10 years	2,309,484	2,247,541
Land		581,242	581,242
Other	3-15 years	26,125	39,250

		393,447,617	392,089,212
Accumulated depreciation		(101,898,558)	(83,529,327)

		$291,549,059	$308,559,885

Depreciation expense was $9.2 million and $18.4 million for the three and six months ended June 30, 2010 and $9.1 million and $18.0 million for the three and six months ended June 30, 2009, respectively.

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)

Notes to Condensed Consolidated Financial Statements—(Continued)

7. Long-Term Debt

Long-term debt at June 30, 2010 and December 31, 2009, consisted of the following:

	June 30, 2010	December 31, 2009
Second Priority Notes, gross	$192,500,000	$199,750,000
Less: Unamortized original issue discount	(2,999,539)	(3,451,130)

Second Priority Notes, net	189,500,461	196,298,870
First Priority Notes	20,000,000	20,000,000
Paccar notes	5,780,892	6,612,859
Insurance notes	1,459,491	3,986,500

	216,740,844	226,898,229
Less: Current portion	(3,221,261)	(12,432,900)

	$213,519,583	$214,465,329

Second Priority Notes

On February 12, 2008, FES LLC and FES CAP issued $205.0 million in principal amount of 11% Second Priority Notes (together with notes issued in exchange therefore, the “Second Priority Notes”). The Forbes Group reflects $189.5 million of debt outstanding in its balance sheet as of June 30, 2010, which recognizes the original issue discount as the Second Priority Notes were issued at 97.635% of par and the repurchase of certain Second Priority Notes as described below. The Second Priority Notes mature on February 15, 2015, and require semi-annual interest payments at an annual rate of 11% on February 15 and August 15 of each year until maturity. No principal payments are due until maturity. The Second Priority Notes are senior obligations and rank equally in right of payment with other existing and future senior indebtedness and senior in right of payment to any subordinated indebtedness that may be incurred by the Forbes Group in the future.

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

The indenture governing the Second Priority Notes (the “Second Priority Indenture”), as amended, required the Forbes Group to pay $2.0 million in cash during the first quarter of 2009 and an additional $8.0 million in cash by the end of the second quarter of 2010 to repurchase Second Priority Notes upon specified terms and conditions. Pursuant to this requirement, in the quarter ended March 31, 2009, the Forbes Group paid $2.0 million in cash to repurchase, at a discount, $3.25 million of Second Priority Notes. Additionally, in the quarter ended June 30, 2009, the Forbes Group paid $1.4 million cash to repurchase, at a discount, $2.0 million of Second Priority Notes. In connection with these repurchases, the Forbes Group realized a net gain of approximately $1.4 million after writing down a portion of the original bond discount and writing off a portion of the deferred financing costs. In the quarter ended June 30, 2010, the Forbes Group paid $6.8 million in cash to repurchase, at a discount, $7.3 million of Second Priority Notes. In connection with this repurchase, the Forbes Group recognized a nominal net gain after writing down a portion of the original bond discount and writing off a portion of the deferred financing costs.

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

Details of two of the more significant restrictive covenants in the Second Priority Indenture are set forth below:

•

Limitation on the incurrence of additional debt—In addition to certain defined Permitted Debt (as defined in the Second Priority Indenture), the Forbes Group may only incur additional debt if it is unsecured and if the Fixed Charge Coverage Ratio (as defined in the Second Priority Indenture) for the most recently completed four full fiscal quarters is at least 2.5 to 1.0 until December 31, 2009, and 3.0 to 1.0 thereafter. As of June 30, 2010, the Forbes Group could incur no additional debt as Permitted Debt and under the Fixed Charge Coverage Ratio Test.

•

Limitations on capital expenditures—Subject to certain adjustments, permitted Adjusted Capital Expenditures (as defined in the Second Priority Indenture) that may be made by the Forbes Group are limited to $21.25 million for each quarter in the fiscal year ending December 31, 2010, provided that this base amount of permitted Adjusted Capital Expenditures for each quarter in 2010 will be reduced to $11.25 million for any quarter where, in the immediately preceding quarter, either (a) the average daily spot price for WTI crude oil at Cushing, Oklahoma was less than $80 per barrel or (b) the average daily spot price for natural gas at Henry Hub was less than $8 per MMbtu. As of June 30, 2010, the Forbes Group Capital expenditures for the three and six months ended June 30, 2010 totaled $0.9 million and $1.6 million, respectively. Under the Second Priority Indenture, the Forbes Group is permitted to carry over into 2010 $10.0 million in Adjusted Capital Expenditures, which were permitted but unused in 2009.

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

First Priority Notes

On October 2, 2009, FES LLC and FES CAP issued to Goldman, Sachs & Co. $20.0 million in aggregate principal amount of First Lien Floating Rate Notes due 2014 (the “First Priority Notes”), in a private placement in reliance on an exemption from registration under the Securities Act of 1933, as amended. After offering expenses, the Forbes Group realized net proceeds of approximately $18.8 million which was used, in part, to repay and terminate the Credit Facility. The First Priority Notes mature on August 1, 2014, and require semi-annual interest payments on February 1 and August 1 of each year until maturity at a rate per annum, reset semi-annually, equal to the greater of 4% or six month LIBOR plus 800 basis points. No principal payments are due until maturity. The First Priority are senior obligations and rank equally in right of payment with other existing and future senior indebtedness, including the Second Priority Notes, and senior in right of payment to any subordinated indebtedness that may be incurred by the Forbes Group in the future.

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

•

Limitations on capital expenditures—Subject to certain adjustments, permitted Adjusted Capital Expenditures (as defined in the First Priority Indenture) that may be made by the Forbes Group are limited to $21.25 million for each quarter in the fiscal year ending December 31, 2010, provided that this base amount of permitted Adjusted Capital Expenditures for each quarter in 2010 will be reduced to $11.25 million for any quarter where, in the immediately preceding quarter, either (a) the average daily spot price for WTI crude oil at Cushing, Oklahoma was less than $80 per barrel or (b) the average daily spot price for natural gas at Henry Hub was less than $8 per MMbtu. As of June 30, 2010, the Forbes Group Capital expenditures for the three and six months ended June 30, 2010 totaled $0.9 million and $1.6 million, respectively. Under the First Priority Indenture, the Forbes Group is permitted to carry over into 2010 $10 million in Adjusted Capital Expenditures, which were permitted but unused in 2009.

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

Paccar Notes

During 2008, the Forbes Group financed the purchase of certain vehicles and equipment through commercial loans with Paccar Financial Group, with aggregate principal amounts outstanding as of June 30, 2010 and December 31, 2009 of approximately $5.8 million and $6.6 million, respectively. These loans are repayable in 60 monthly installments with the maturity dates ranging from May 2013 to October 2013. Interest accrues at rates ranging from 7.5% to 7.6% and is payable monthly. The loans are collateralized by equipment purchased with the proceeds of such loans.

Insurance Notes

During 2009 and 2010, the Forbes Group entered into promissory notes with First Insurance Funding for the payment of insurance premiums in an aggregate principal amount outstanding as of June 30, 2010 and December 31, 2009 of approximately $1.5 million and $4.0 million, respectively. These notes are or were payable in twelve monthly installments

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)

Notes to Condensed Consolidated Financial Statements—(Continued)

with maturity dates of September 15, 2010 and September 15, 2009. Interest accrues or accrued at a rate of approximately 4.0% and 4.4% for 2010 and 2009, respectively, and is payable monthly. The amount outstanding could be substantially offset by the cancellation of the related insurance coverage.

8. Fair Value of Financial Instruments

The following is a summary of the carrying amounts and estimated fair values of our financial instruments as of June 30, 2010 and December 31, 2009. Fair value is defined as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

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

	June 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
11.0% Second Priority Notes	$189,500	$173,250	$199,750	$185,768

The fair value of our Second Priority Notes is based upon the quoted market prices at June 30, 2010 and December 31, 2009.

9. Related Party Transactions

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

Certain members of the Forbes Group are also owners and managers of Alice Environmental Services, LP (“AES”). The Forbes Group has entered into the following transactions with AES and its subsidiaries:

•	AES owns aircraft that the Forbes Group uses on a regular basis.

•	The Forbes Group has also entered into long-term operating leases with AES for well service rigs, vacuum trucks and related equipment.

•	The Forbes Group has entered into long-term real property and disposal well leases with AES.

During December 2008, the Forbes Group leased 10 workover rigs from AES under long-term operating leases. In January 2010, the Forbes Group began renting additional equipment from AES on a monthly basis which includes trucks, tanks, swab units, and other equipment. For the three months ended June 30, 2010 and 2009 Forbes Group recognized no revenue from AES, expenses of approximately $2.4 million and $2.1 million, respectively, and no capital expenditures, respectively. For the six months ended June 30, 2010 and 2009 the Company recognized no revenues from AES, expenses related to rental facilities and equipment, salt water disposals and contract services of approximately $4.5 million and $4.2 million, respectively, and no capital expenditures. Accounts payable to AES as of June 30, 2010 and December 31, 2009, resulting from such transactions were $347,000 and $683,000 respectively. The Forbes Group had no accounts receivable from AES as of June 30, 2010 or December 31, 2009.

The Forbes Group rents or leases twelve separate properties from AES for separate parcels of land and buildings. Ten of the leases were entered into at various dates subsequent to December 31, 2006. Each lease has a five-year term with the Forbes Group having the option to extend from between one and five years. Two of the leases are oral. Aggregate amounts paid for the twelve rentals and leases were $0.3 million and $0.6 million for the three and six months ended June 30, 2010, and $0.3 million and $0.6 million for the three and six months ended June 30, 2009, respectively.

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

Dorsal Services, Inc. is a trucking service provider that provides services to the Forbes Group. One of FES Ltd’s executive officers, who also serves as a director of FES Ltd, is a partial owner of Dorsal Services, Inc. The Forbes Group recognized no revenues; expenses of approximately $343,000 and $26,000; and capital expenditures of approximately $38,000 and $0 from transactions with Dorsal Services, Inc. for the three months ended June 30, 2010 and 2009, respectively. The Company recognized revenues of approximately $3,000 and $38,000; expenses of approximately $479,000 and $86,000, and capital expenditures of approximately $38,000 and $0 from transactions with Dorsal Services, Inc. for the six months ended June 30, 2010 and 2009, respectively. The Forbes Group had accounts receivable from Dorsal Services, Inc. of $166,000 and $162,000 as of June 30, 2010 and December 31, 2009, respectively, resulting from such transactions. The Forbes Group had accounts payable to Dorsal Services, Inc. of $344,000 and $144,000 as of June 30, 2010 and December 31, 2009, resulting from such transactions.

Tasco Tool Services, Inc. is a down-hole tool company that is partially owned and managed by a company that is owned by two officers of FES Ltd. Tasco rents and sells tools to the Forbes Group from time to time. The Forbes Group had revenues from Tasco of $2,000 and $500 and recognized expenses of approximately $50,000 and $0 and capital expenditures of $0 and $61,000 related to transactions with Tasco for the three months ended June 30, 2010 and 2009, respectively. The Company had revenues from Tasco of $2,000 and $500 and recognized expenses of approximately $58,000 and $38,000 and capital expenditures of $0 and $73,000 related to transactions with Tasco for the six months ended June 30, 2010 and 2009, respectively. Accounts payable to Tasco as of June 30, 2010 and December 31, 2009 were $50,000 and $20,000, respectively, resulting from these transactions.

The C. W. Hahl Lease, an oil and gas lease, is owned by one of the executive officers of the Forbes Group. The Forbes Group recognized no revenues for the three months ended June 30, 2010 and 2009. The Forbes Group recognized no revenues for the six months ended June 30, 2010 and 2009. Accounts receivable as of June 30, 2010 and December 31, 2009 were $1,000. The Forbes Group had no expenses or accounts payable from the C. W. Hahl Lease for either period.

FCJ Management (“FCJ”) is a corporation that leases land and facilities to the Forbes Group and is owned by two of the executive officers of FES Ltd, who also serve as directors of FES Ltd, and a manager of one of the subsidiaries of FES Ltd. The Forbes Group recognized expenses of $9,000 and $6,000 for the three months ended June 30, 2010 and 2009, respectively. The Company recognized expenses of $18,000 and $9,000 for the six months ended June 30, 2010 and 2009, respectively. No revenues have been recognized from FCJ for any period. The Forbes Group had no accounts receivable from FCJ or accounts payable to FCJ as of June 30, 2010 or December 31, 2009.

C&F Partners is an entity that is owned by officers of FES Ltd. The Forbes Group recognized expenses of $101,000 and $127,000 for the three months ended June 30, 2010 and 2009 respectively. The Forbes Group recognized expenses of $270,000 and $256,000 for the six months ended June 30, 2010 and 2009, respectively. All expenses are related to aircraft rental. There were no capital expenditures for any period. There were no accounts receivable, and accounts payable were $42,000 and $0 as of June 30, 2010 and December 31, 2009.

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)

Notes to Condensed Consolidated Financial Statements—(Continued)

Resonant Technology Partners is a computer networking group that provides services to the Forbes Group. A director of the Forbes Group has an interest in the computer networking company. The Forbes Group recognized expenses of $43,000 and $66,105; and no capital expenditures for the three months ended June 30, 2010 and June 30, 2009 respectfully. The Company recognized expenses of $120,000 and $130,000; and capital expenditures of approximately $28,000 and $0 for the six months ended June 30, 2010 and 2009. The Forbes Group had accounts payable of approximately $14,000 and $36,000 as of June 30, 2010 and December 31, 2009.

Wolverine Construction, Inc is a construction and site preparation services company that is owned by a son of one of the officers of FES Ltd. The Forbes Group recognized capital expenditures of approximately $0 and $24,000, revenues of approximately $31,000 and $3,000 and expenses of approximately $510,000 and $69,000 for the three months ended June 30, 2010, and June 30, 2009, respectively. The Forbes Group recognized capital expenditures of approximately $0 and $110,000, revenues of approximately $49,000 and $3,000 and expenses of approximately $1,078,000 and $638,000 for the six months ended June 30, 2010, and June 30, 2009, respectively. The Forbes Group had accounts receivable from Wolverine as of June 30, 2010 and December 31, 2009 of approximately $56,000 and $6,000 respectively. The Forbes Group had accounts payable due to Wolverine of approximately $254,000 and $19,000 as of June 30, 2010 and December 31, 2009, respectively.

Testco is a company that provides valve and gathering system testing services to the Forbes Group. One of FES Ltd’s executive officers, who also serves as a director of FES Ltd, is a partial owner of Testco. The Forbes Group recognized no revenues and expenses of approximately $2,000 and $1,000 for the three months ended June 30, 2010 and 2009, respectively. The Forbes Group recognized $3,000 in revenues and expenses of approximately $2,000 and $8,000 for the six months ended June 30, 2010 and 2009, respectively. The Forbes Group had no accounts receivable from and $2,000 in accounts payable to Testco as June 30, 2010 and December 31, 2009, respectively.

The Forbes Group has a relationship with a bank in which the President, Chief Executive Officer, and director is also a director of the Forbes Group. As of June 30, 2010 and December 31, 2009, the Forbes Group had $3.2 million and $19.7 million on deposit with this bank.

10. Commitments and Contingencies

Concentrations of Credit Risk

Financial instruments which subject the Forbes Group to credit risk consist primarily of cash balances maintained in excess of federal depository insurance limits and trade receivables. The Forbes Group restricts investment of temporary cash investments to financial institutions with high credit standings. The Forbes Group’s customer base consists primarily of multi-national and independent oil and natural gas producers. The Forbes Group does not require collateral on its trade receivables. For the six months ended June 30, 2010 Forbes Group’s largest customer, five largest customers, and ten largest customers constituted 14.6%, 36.9%, and 50.6% of revenues, respectively. The loss of any one of our top five customers would have a negative impact on the revenues and profits of the company. Further, our trade accounts receivable are from companies within the oil and natural gas industry and as such the Forbes Group is exposed to normal industry credit risks. The Forbes Group continually evaluates its reserves for potential credit losses and establishes reserves for such losses.

Self-Insurance

The Forbes Group is self-insured up to retention limits with regard to workers’ compensation and medical coverage of our employees. The Forbes Group has workers’ compensation limits of $1,000,000 for bodily injury per accident and $1,000,000 per each claim for disease. The medical coverage has a $125,000 deductible per individual plus a $235,000 aggregate specific deductible. Deductibles for workers’ compensation, general liability and automobile liability are $0 per occurrence. The Forbes Group has incurred but not processed claims as of June 30, 2010 and December 31, 2009 of approximately $2.2 million and $2.2 million, respectively. These claims are unprocessed and their values are estimated and included in accrued expenses in the accompanying condensed consolidated balance sheets.

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

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)

Notes to Condensed Consolidated Financial Statements—(Continued)

11. Supplemental Cash Flow Information

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Cash paid for
Interest	$1,070,146	$174,330	$13,008,063	$11,642,291
Taxes	—	500,000	—	500,000
Supplemental schedule of non-cash investing and financing activities
Changes in accrued capital expenditures	$(710,216)	$7,494,007	$(1,738,230)	$8,105,927
Insurance proceeds receivable	—	50,503	—	50,503

12. Loss per Share

Basic net loss per share is computed by dividing net loss available to common shareholders by the weighted average common shares outstanding during the period (including for the periods prior to May 28, 2010, the Class B Shares convertible into common shares). Diluted net loss per share takes into account the potential dilution that could occur if securities or other contracts to issue common shares, such as warrants, options and convertible preference shares, were exercised and converted into Common shares. Potential common stock equivalents that have been issued by the Forbes Group relate to outstanding stock options, which are determined using the treasury stock method, and the Series B Senior Convertible Preferred Shares, which are determined using the “if converted” method. As of June 30, 2010 and 2009, there were options to purchase 2.7 million common shares outstanding, and 580,800 and -0- Series B Senior Convertible Preferred Shares outstanding, respectively. We did not include any common shares covered by the options in the calculation of diluted loss per share during any period presented as they would be antidilutive.

The Company has determined that the Series B Preferred Stock is a participating security under ASC 260. Under ASC 260, a security is considered a participating security if the security may participate in undistributed earnings with common stock, whether that participation is conditioned upon the occurrence of a specified event or not. In accordance with ASC 260, a company is required to use the two-class method when computing EPS when a company has a security that qualifies as a “participating security.” The two-class method is an earnings allocation formula that determines EPS for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. A participating security is included in the computation of basic EPS using the two-class method. Under the two-class method, basic EPS for the Company’s Common Stock is computed by dividing net income applicable to common stock by the weighted-average common shares outstanding during the period. Diluted EPS for the Company’s Common Stock is computed using the more dilutive of the two-class method or the if-converted method.

In accordance with ACC 260, securities are deemed to not be participating in losses if there is no obligation to fund such losses. Since the Company reported a loss from operations for the quarter ended June 30, 2010, the Series B Preferred Stock was not deemed to be a participating security for the quarter ended June 30, 2010 pursuant to ASC 260.

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)

Notes to Condensed Consolidated Financial Statements—(Continued)

The following table sets forth the computation of basic and diluted earnings per share:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Basic and Diluted:
Net loss	$(2,241,346)	$(9,037,736)	$(10,412,862)	$(13,573,226)

Accumulated preferred stock dividends and accretion	(63,957)	—	(63,957)	—

Net loss attributable to common stockholders	$(2,305,303)	$(9,037,736)	$(10,476,819)	$(13,573,226)

Weighted average common shares	83,673,700	62,111,200	83,673,700	62,111,200

Basic and Diluted net loss per share—	$(0.03)	$(0.15)	$(0.13)	$(0.22)

13. Income Taxes

The Company’s benefit from application of the effective tax rate for the six months ended June 30, 2010 was estimated to be 35.8% based on a pre-tax loss of $16.2 million. The difference between the effective rate and 35% statutory rate is primarily related to Mexican taxes. For the six months ended June 30, 2009, the effective tax rate was 34.9%.

The Forbes Group is subject to the Texas Franchise tax. The Texas Franchise tax is a tax equal to one percent of Texas-sourced revenue reduced by the greater of (a) cost of goods sold (as defined by Texas law), (b) compensation (as defined by Texas law) or (c) thirty percent of the Texas-sourced revenue. The Forbes Group accounts for the revised Texas Franchise tax in accordance with ASC 740, as the tax is derived from a taxable base that consists of income less deductible expenses. For the six months ended June 30, 2010 and 2009, the Forbes Group recorded franchise tax expense of zero and $0.1 million, respectively.

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

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)

Notes to Condensed Consolidated Financial Statements—(Continued)

The following table sets forth certain financial information with respect to the Company’s reportable segments:

	Well Servicing	Fluid Logistics	Consolidated
Three months ended June 30, 2010
Operating revenues	$39,650,732	$40,393,056	$80,043,788
Direct operating costs	28,711,618	32,026,780	60,738,398

Segment profits	$10,939,114	$8,366,276	$19,305,390

Depreciation and amortization	$5,432,735	$4,481,293	$9,914,028

Capital expenditures	339,620	565,768	905,388
Assets	303,049,253	208,051,038	511,100,291
Three months ended June 30, 2009
Operating revenues	$25,515,071	$24,237,506	$49,752,577
Direct operating costs	23,720,892	19,928,066	43,648,958

Segment profits	$1,794,179	$4,309,440	$6,103,619

Depreciation and amortization	$5,313,314	$4,461,649	$9,774,963
Capital expenditures	3,445,121	259,217	3,704,338
Assets	292,162,779	192,142,899	484,305,678
Six months ended June 30, 2010
Operating revenues	$70,673,592	$76,633,923	$147,307,515
Direct operating costs	57,359,936	60,291,619	117,651,555

Segment profits	$13,313,656	$16,342,304	$29,655,960

Depreciation and amortization	$10,920,484	$8,917,608	$19,838,092
Capital expenditures	843,273	767,232	1,610,505
Assets	303,049,253	208,051,038	511,100,291

Six months ended June 30, 2009
Operating revenues	$57,054,079	$56,129,880	$113,183,959
Direct operating costs	50,116,601	43,159,687	93,276,288

Segment profits	$6,937,478	$12,970,193	$19,907,671

Depreciation and amortization	$10,565,782	$8,900,553	$19,466,335
Capital expenditures	9,456,950	1,576,731	11,033,681
Assets	292,162,779	192,142,899	484,305,678

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Reconciliation of the Forbes Group Operating Income as Reported:
Segment profits	$19,305,390	$6,103,619	$29,655,960	$19,907,671
General and administrative exp	6,552,668	3,896,576	12,211,812	9,670,455
Depreciation and amortization	9,914,028	9,774,963	19,838,092	19,466,335

Operating income (loss)	2,838,694	(7,567,920)	(2,393,944)	(9,229,119)
Other expenses, net	(6,892,866)	(5,950,385)	(13,832,352)	(11,603,621)

Loss before income taxes	$(4,054,172)	$(13,518,305)	$(16,226,296)	$(20,832,740)

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)

Notes to Condensed Consolidated Financial Statements—(Continued)

	As at June 30, 2010	As at December 31, 2009
Reconciliation of the Forbes Group Assets as Reported:
Total reportable segments	$511,100,291	$505,332,269
Eliminate internal transactions	(590,479,737)	(554,826,490)
Parent	531,334,858	506,927,117

Total assets	$451,955,412	$457,432,896

Financial information about geographic areas

Revenues from the Company’s non-U.S. operations were $11.0 million and $7.0 million for the three months end June 30, 2010 and June 30, 2009, respectively. Revenues from the Company’s non-U.S. operations were $21.5 million and $9.7 million for the six months ended June 30, 2010 and June 30, 2009, respectively. All other revenue was generated by the Company’s U.S. operations. Long-lived assets located in Mexico were approximately $25.6 million and $19.2 million as of June 30, 2010 and December 31, 2009, respectively. All other long-lived assets were located in the U.S.

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

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)

Notes to Condensed Consolidated Financial Statements—(Continued)

Condensed Consolidating Balance Sheet

As of June 30, 2010

	Parent	Issuers	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$2,530,735	$1,247,073	$12,686,257	$45,709	$—	$16,509,774
Restricted cash	—	2,870,843	—	—	—	2,870,843
Accounts receivable	27,912,602	—	63,552,844	12,878,741	(18,883,978)	85,460,209
Other current assets	69,099	330,699	2,932,044	39,964	334,555	3,706,361

Total current assets	30,512,436	4,448,615	79,171,145	12,964,414	(18,549,423)	108,547,187
Property and equipment, net	628,684	—	290,147,577	772,798	—	291,549,059
Investments in affiliates	19,633,915	93,459,476	(2,613,452)	—	(110,479,939)	—
Intercompany receivables	85,751,011	126,011,566	—	—	(211,762,577)	—
Intercompany note receivable	5,013,404	—	—	—	(5,013,404)	—
Intangible assets, net	—	—	35,168,183	—	—	35,168,183
Deferred financing costs, net	—	9,992,081	—	—	—	9,992,081
Restricted cash	—	6,649,973	—	—	—	6,649,973
Other assets	9,932	—	30,886	8,111	—	48,929

Total assets	$141,549,382	$240,561,711	$401,904,339	$13,745,323	$(345,805,343)	$451,955,412

Liabilities and Shareholders’ Equity

Current liabilities
Accounts payable	$15,482,745	$889,302	$19,583,053	$(45,265)	$(10,541,466)	$25,368,369
Accrued liabilities	5,792,581	9,077,542	8,264,024	3,696,943	799,171	27,630,261
Current maturities of long-term debt	—	1,459,492	1,761,769	—	—	3,221,261

Total current liabilities	21,275,326	11,426,336	29,608,846	3,651,678	(9,742,295)	56,219,891
Long-term debt, net of current maturities	—	209,500,461	4,019,122	—	—	213,519,583
Intercompany payables	—	—	212,875,753	7,693,995	(220,569,748)	—
Intercompany note payable	—	—	—	5,013,405	(5,013,405)	—
Deferred tax liability	(31,133,204)	—	61,941,881	—	—	30,808,677

Total liabilities	(9,857,878)	220,926,797	308,445,602	16,359,078	(235,325,448)	300,548,151

Series B Convertible Preferred Shares	14,293,557	—	—	—	—	14,293,557
Shareholders’ equity	137,113,703	19,634,914	93,458,737	(2,613,755)	(110,479,895)	137,113,704

Total liabilities and shareholders’ equity	$141,549,382	$240,561,711	$401,904,339	$13,745,323	$(345,805,343)	$451,955,412

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)

Notes to Condensed Consolidated Financial Statements—(Continued)

Condensed Consolidating Balance Sheet

As of December 31, 2009

	Parent	Issuers	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$12,577,404	$7,860,204	$7,973,636	$14,123	$—	$28,425,367
Restricted cash	—	2,932,279	—	—	—	2,932,279
Accounts receivable	20,747,276	9,078	40,203,774	15,992,327	(18,858,590)	58,093,865
Other current assets	(14,107)	401,021	4,231,170	118,610	—	4,736,694

Total current assets	$33,310,573	$11,202,582	$52,408,580	$16,125,060	$(18,858,590)	$94,188,205

Property and equipment, net	546,107	—	307,115,247	898,531	—	308,559,885
Investments in affiliates	40,712,544	97,919,974	680,424	—	(139,312,942)	—
Intercompany receivables	63,984,843	143,549,204	—	—	(207,534,047)	—
Intercompany note receivable	5,013,405	—	—	—	(5,013,405)	—
Intangible assets, net	—	—	36,598,781	—	—	36,598,781
Deferred financing costs, net	—	11,453,830	—	—	—	11,453,830
Restricted cash	—	6,560,225	—	—	—	6,560,225
Other assets	1,890	27,500	31,436	11,144	—	71,970

Total assets	$143,569,362	$270,713,315	$396,834,468	$17,034,735	$(370,718,984)	$457,432,896

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$21,340,568	$445,376	$16,706,926	$5,137,388	$(19,355,427)	$24,274,831
Accrued liabilities	1,041,085	9,269,026	9,269,096	3,074,506	476,535	23,130,248
Current portion of long-term debt	—	10,736,500	1,696,400	—	—	12,432,900

Total current liabilities	22,381,653	20,450,902	27,672,422	8,211,894	(18,878,892)	59,837,979
Long-term debt	—	209,548,870	4,916,459	—	—	214,465,329
Intercompany payables	—	—	204,384,800	3,128,945	(207,513,745)	—
Intercompany note payable	—	—	—	5,013,405	(5,013,405)	—
Deferred tax liability (benefit)	(25,319,770)	—	61,941,881	—	—	36,622,111

Total liabilities	(2,938,117)	229,999,772	298,915,562	16,354,244	(231,406,042)	310,925,419

Shareholders’ equity	146,507,479	40,713,543	97,918,906	680,491	(139,312,942)	146,507,477

Total liabilities and shareholders’ equity	$143,569,362	$270,713,315	$396,834,468	$17,034,735	$(370,718,984)	$457,432,896

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)

Notes to Condensed Consolidated Financial Statements—(Continued)

Condensed Consolidating Statement of Operations

For the Three Months Ended June 30, 2010

	Parent	Issuers	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues

Well servicing	$11,977,886	—	$28,366,595	$9,021,378	$(9,715,127)	$39,650,732
Fluid logistics	—	—	40,393,056	—	—	40,393,056

Total revenues	11,977,886	—	68,759,651	9,021,378	(9,715,127)	80,043,788

Expenses
Well servicing	9,958,422	—	22,370,711	4,682,603	(8,300,118)	28,711,618
Fluid logistics	—	—	32,026,780	—	—	32,026,780
General and administrative	4,277,535	1,522,916	2,704,414	915,706	(2,867,903)	6,552,668
Depreciation and amortization	32,373	—	9,820,783	60,872	—	9,914,028

Total expenses	14,268,330	1,522,916	66,922,688	5,659,181	(11,168,021)	77,205,094

Operating income	(2,290,444)	(1,522,916)	1,836,963	3,362,197	1,452,894	2,838,694
Interest Expense	8,058	(6,770,228)	(122,967)	(18,005)	8,196	(6,894,946)
Equity in income (loss) of affiliates	(6,081,954)	2,192,589	505,633	—	3,383,732	—
Other income, net	3,034,219	18,601	(26,821)	(3,024,132)	213	2,080

Income before taxes	(5,330,121)	(6,081,954)	2,192,808	320,060	4,845,035	(4,054,172)
Income tax expense	(1,627,202)	—	—	(185,624)	—	(1,812,826)

Net income (loss)	$(3,702,919)	$(6,081,954)	$2,192,808	$505,684	$4,845,035	$(2,241,346)

Condensed Consolidating Statement of Operations For the Three Months Ended June 30, 2009

	Parent	Issuers	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues
Well servicing	$8,075,927	$—	$20,448,253	$5,910,533	$(8,919,642)	$25,515,071
Fluid logistics	—	—	24,237,506	—	—	24,237,506

Total revenues	8,075,927	—	44,685,759	5,910,533	(8,919,642)	49,752,577

Expenses
Well servicing	7,240,980	—	18,588,566	5,106,456	(7,215,110)	23,720,892
Fluid logistics	—	—	19,928,066	—	—	19,928,066
General and administrative	1,462,524	1,284,002	2,123,165	622,948	(1,596,063)	3,896,576
Depreciation and amortization	81,762	—	9,722,973	51,990	(81,762)	9,774,963

Total expenses	8,785,266	1,284,002	50,362,770	5,781,394	(8,892,935)	57,320,497

Operating income	(709,339)	(1,284,002)	(5,677,011)	129,139	(26,707)	(7,567,920)

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)

Notes to Condensed Consolidated Financial Statements—(Continued)

	Parent	Issuers	Guarantors	Non-Guarantors	Eliminations	Consolidated

Interest Expense	(9,895)	(6,138,407)	(267,902)	(9,897)	19,790	(6,406,311)

Equity in income (loss) of affiliates	(12,779,175)	(5,804,866)	92,344	—	18,491,697	—
Other income (loss), net	(5,496)	448,100	11,813	(5,408)	6,917	455,926

Income (expense) before taxes	(13,503,905)	(12,779,175)	(5,840,756)	113,834	18,491,697	(13,518,305)
Income tax expense	(4,466,169)	—	(35,881)	21,481	—	(4,480,569)

Net income (loss)	$(9,037,736)	$(12,779,175)	$(5,804,875)	$92,353	$18,491,697	$(9,037,736)

Condensed Consolidating Statement of Operations For the Six Months Ended June 30, 2010

	Parent	Issuers	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues
Well servicing	$21,507,073	—	50,572,555	$10,713,251	$(12,119,287)	$70,673,592
Fluid logistics	—	—	76,633,923	—	—	76,633,923

Total revenues	21,507,073	—	127,206,478	10,713,251	(12,119,287)	147,307,515

Expenses
Well servicing	18,362,031	—	42,703,311	5,545,762	(9,251,168)	57,359,936
Fluid logistics	—	—	60,291,619	—	—	60,291,619
General and administrative	4,550,869	3,080,787	5,441,282	2,006,777	(2,867,903)	12,211,812
Depreciation and amortization	81,749	—	19,634,892	121,451	—	19,838,092

Total expenses	22,994,649	3,080,787	128,071,104	7,673,990	(12,119,071)	149,701,459

Operating income	(1,487,576)	(3,080,787)	(864,626)	3,039,261	(216)	(2,393,944)
Interest Expense	16,254	(13,558,564)	(185,239)	(15,128)	—	(13,742,677)
Equity in income (loss) of affiliates	(17,784,304)	(1,166,173)	—	—	18,950,477	—
Other income, net	3,029,450	21,220	(116,425)	(3,024,133)	213	(89,675)

Income before taxes	(16,226,176)	(17,784,304)	(1,166,290)	—	18,950,474	(16,226,926)
Income tax expense	(5,813,434)	—	—	—	—	(5,813,434)

Net income (loss)	$(10,412,742)	$(17,784,304)	$(1,166,290)	$—	$18,950,474	$(10,412,862)

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)

Notes to Condensed Consolidated Financial Statements—(Continued)

Condensed Consolidating Statement of Operations

For the Six Months Ended June 30, 2009

	Parent	Issuers	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues

Well servicing	$10,784,461	$—	$49,698,727	$8,619,067	$(12,048,176)	$57,054,079
Fluid logistics	—	—	56,129,880	—	—	56,129,880

Total revenues	10,784,461	—	105,828,607	8,619,067	(12,048,176)	113,183,959

Expenses

Well servicing	10,170,235	—	43,106,443	7,183,567	(10,343,644)	50,116,601

Fluid logistics	—	—	43,159,687	—	—	43,159,687

General and administrative	1,898,602	3,464,987	4,931,200	971,729	(1,596,063)	9,670,455
Depreciation and amortization	81,762	—	19,384,303	82,032	(81,762)	19,466,335

Total expenses	12,150,599	3,464,987	110,581,633	8,237,328	(12,021,469)	122,413,078

Operating income	(1,366,138)	(3,464,987)	(4,753,026)	381,739	(26,707)	(9,229,119)

Interest Expense	(9,895)	(12,572,714)	(487,274)	(9,895)	19,790	(13,059,988)
Equity in income (loss) of affiliates	(19,584,246)	(4,968,748)	244,614	—	24,308,380	—

Other income, net	(5,496)	1,422,203	79,246	(46,503)	6,917	1,456,367

Income before taxes	(20,965,775)	(19,584,246)	(4,916,440)	325,341	24,308,380	(20,832,740)

Income tax expense	(7,392,549)	—	52,332	80,703	—	(7,259,514)

Net income (loss)	$(13,573,226)	$(19,584,246)	$(4,968,772)	$244,638	$24,308,380	$(13,573,226)

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)

Notes to Condensed Consolidated Financial Statements—(Continued)

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2010

	Parent	Issuers	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities
Net cash provided by operating activities	$(24,114,476)	$2,720,939	$8,780,911	$31,586	$—	$(12,581,040)

Cash flows from investing activities
Change in restricted cash	—	(28,312)	—	—	—	(28,312)
Insurance proceeds	—	—	—	—	—	—
Purchase of property and equipment	—	—	(3,244,749)	—	—	(3,244,749)

Net cash used in investing activities	—	(28,312)	(3,244,749)	—	—	(3,273,061)

Cash flows from financing activities
Other	(161,793)	—	8,426	—	—	(153,367)
Proceeds from issuance of preferred stock	14,229,600	—		—	—	14,229,600

Repayments of debt	—	(9,305,758)	(831,967)			(10,137,725)

Net cash provided by (used in) financing activities	14,067,807	(9,305,758)	(823,541)	—	—	3,938,508

Net increase/(decrease) in cash and cash equivalents	(10,046,669)	(6,613,131)	4,712,621	31,586	—	(11,915,593)
Cash and cash equivalents

Beginning of period	12,577,404	7,860,204	7,973,636	14,123	—	28,425,367

End of period	$2,530,735	$1,247,073	$12,686,257	$45,709	$—	$16,509,774

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)

Notes to Condensed Consolidated Financial Statements—(Continued)

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2009

	Parent	Issuers	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities
Net cash provided by operating activities	$3,723,376	$15,208,361	$7,396,957	$598,226	$—	$26,926,920

Cash flows from investing activities
Insurance proceeds	—	—	1,660,630	—	—	1,660,630
Purchase of property and equipment	—	—	(18,252,374)	(887,234)	—	(19,139,608)

Net cash used in investing activities	—	—	(16,591,744)	(887,234)	—	(17,478,978)

Cash flows from financing activities
Payments related to issuance of common stock	(4,294)	—	—	—	—	(4,294)
Net borrowings under the Credit Facility	—	—	12,000,000	—	—	12,000,000

Repayments of debt	—	(3,425,182)	(2,924,455)	—	—	(6,349,637)

Net cash provided by (used in) financing activities	(4,294)	(3,425,182)	9,075,545	—	—	5,646,069

Net increase/(decrease) in cash and cash equivalents	3,719,082	11,783,179	(119,242)	(289,008)	—	15,094,011
Cash and cash equivalents

Beginning of period	136,891	196,738	23,115,657	19,781	—	23,469,067

End of period	$3,855,973	$11,979,917	$22,996,415	$(269,227)	$—	$38,563,078

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

Class B Shares

On May 28, 2010, in connection with the issuance of the Series B Preferred Shares, holders of Class B Shares holding greater than 66 2/3% of the Class B Shares then issued and outstanding elected to convert their Class B Shares into an equal number of the Company’s Common Shares, pursuant to Section 4.3 of the Company’s Bye-laws. This resulted in the automatic conversion of all issued and outstanding Class B Shares into the Company’s Common Shares, on a one-for-one basis. There are no Class B Shares currently issued and outstanding.

Prior to Conversion, holders of Class B Shares had all of the rights of holders of Common Shares, except for the differences described in footnote 15 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)

Notes to Condensed Consolidated Financial Statements—(Continued)

Series B Senior Convertible Preferred Shares

Under our Certificate of Designation, we are authorized to issue 825,000 shares of Series B Senior Convertible Preferred Shares (the “Series B Preferred Shares”), par value $0.01 per share. On May 28, 2010 the Company completed a private placement of 580,800 Series B Preferred Shares to West Face Long Term Opportunities Limited Partnership, West Face Long Term Opportunities (USA) Limited Partnership and West Face Long Term Opportunities Master Fund L.P. (collectively, the “Investors”) for total gross proceeds of $14,520,000. In connection with the private placement, the Company paid the Investors a closing fee of $290,400. The Common Shares into which the Series B Preferred Shares are convertible have certain demand and “piggyback” registration rights.

The terms of the Series B Preferred Shares are as follows:

Rank – The Series B Preferred Shares rank senior in right of payment to the Common Shares and any class or series of capital stock that is junior to the Series B Preferred Shares, and pari passu with any series of the Company’s preferred stock that by its terms ranks pari passu in right of payment as to dividends and liquidation with the Series B Preferred Shares.

Conversion – The Series B Preferred Shares are convertible into the Company’s common shares at an initial rate of 36 common shares per Series B Preferred Shares (subject to adjustment). If all such Series B Preferred Shares are converted, at the initial conversion rate, 20,908,800 Common Shares (representing 19.99% of the outstanding common shares after such conversion) will be issued to the holders of the Series B Preferred Shares. Pursuant to Certificate of Designation, no holder of the Series B Preferred Shares is entitled to effect a conversion of Series B Preferred Shares if such conversion would result in the holder (and affiliates) beneficially owning 20% or more of the Company’s Common Shares. The Company has considered all applicable guidance related to the conversion feature and determined that bifurcation was not required.

Dividends Rights – The Series B Preferred Shares are entitled to receive preferential dividends equal to five percent (5%) per annum of the original issue price per share, payable quarterly in February, May, August and November of each year. Such dividends may be paid by the Company in cash or in kind (in the form of additional Series B Preferred Shares). In the event that the payment in cash or in kind of any such dividend would cause the Company to violate a covenant under its debt agreements, the obligation to pay, in cash or in kind, will be suspended until the earlier to

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)

Notes to Condensed Consolidated Financial Statements—(Continued)

occur of (i) and only to the extent any restrictions under the debt agreements lapse or are no longer applicable or (ii) February 16, 2015. During any such suspension period, the preferential dividends shall continue to accrue and accumulate. As shares of the Series B Preferred Shares are convertible into shares of our common stock, each dividend paid in kind will have a dilutive effect on our shares of common stock.

Liquidation – Upon any voluntary or involuntary liquidation, dissolution or winding up of the Company, no distribution shall be made as follows:

(i)	to the holders of shares ranking junior to the Series B Preferred Shares unless the holders of Series B Preferred Shares shall have received an amount equal to the original issue price per share of the Series B Preferred Shares (subject to adjustment) plus an amount equal to accumulated and unpaid dividends and distributions thereon to the date of such payment, and

(ii)	to the holders of shares ranking on a parity with the Series B Preferred Shares, unless simultaneously therewith distributions are made ratably on the Series B Preferred Shares and all other such parity stock in proportion to the total amounts to which the holders of Series B Preferred Shares are entitled.

Voting Rights – The holders of Series B Preferred Shares are not entitled to any voting rights except as provided in the following sentence in the Company’s Bye-laws or otherwise under the Company Act of 1981 of Bermuda. If the preferential dividends on the Series B Preferred Shares have not been declared and paid in full in cash or in kind for eight or more quarterly dividend periods (whether or not consecutive), the holders of the Series B Preferred Shares shall be entitled to vote at any meeting of shareholders with the holders of Common Shares and to cast the number of votes equal to the number of whole Common Shares into which the Series B Preferred Shares held by such holders are then convertible.

Redemption – All or any number of the Series B Preferred Shares may be redeemed by the Company at any time after May 28, 2013 at a redemption price determined in accordance with the Certificate of Designations and provided that the current equity value of our common stock exceeds specified levels. On May 28, 2017, the Company is required to redeem any Series B Preferred Shares then outstanding at a redemption price determined in accordance with the Certificate of Designation. Such mandatory redemption may, at the Company’s election, be paid in cash or in common shares (valued for such purpose at 95% of the then fair market value of the common shares). In the event certain corporate transactions occur (such as a reorganization, recapitalization, reclassification, consolidation or merger) under which the Company’s common shares (but not the Series B Preferred Shares) are converted into or exchanged for securities, cash or other property, then following such transaction, each Series B Preferred Share shall thereafter be convertible into the same kind and amount of securities, cash or other property.

Certain of the redemption features are outside of the Company’s control, and as a result, the Series B Preferred Shares have been reflected in the consolidated balance sheet as temporary equity.

Dividends

Preferred stock dividends are recorded at their fair value. If paid in cash, the amount paid represents fair value. If paid in kind, the fair value of the preferred stock dividends is determined using valuation techniques that include a component representing the intrinsic value of the dividends (which represents the fair value of the common stock into which the preferred shares could be converted) and an option component (which is determined using a Black-Scholes Option Pricing Model). Management currently expects to pay dividends in kind. As we are in an accumulated deficit position, these dividends are treated as a reduction of additional paid-in capital.

The Series B Preferred Shares are not redeemable as of June 30, 2010. The Company paid a closing fee to the Investors of $290,400 which is netted with the proceeds from the sale of the Series B Preferred Shares in temporary equity on the consolidated balance sheet. The value of the Series B Preferred Shares is being accreted up to redemption value from the date of issuance to the earliest redemption date of the instrument using the effective interest rate method. If the Series B Preferred Shares had been redeemed as of June 30, 2010, the redemption amount would have been approximately $14,580,500.

17. Subsequent Events

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

We currently conduct our operations through the following two business segments:

•

Well Servicing. Our well servicing segment comprised 49.5% and 48.0 % of consolidated revenues for the three and six months ended June 30, 2010, respectively. At June 30, 2010, our well servicing segment utilized our modern fleet of 171 owned or leased well servicing rigs, which included 162 workover rigs and 9 swabbing rigs, and related assets and equipment. These assets are used to provide (i) well maintenance, including remedial repairs and removal and replacement of downhole production equipment, (ii) well workovers, including significant downhole repairs, re-completions and re-perforations, (iii) completion and swabbing activities, and (iv) plugging and abandoning services. In addition, we have a fleet of nine tubing testing units that are used to conduct pressure testing of oil and natural gas production tubing.

•

Fluid Logistics. Our fluid logistics segment comprised 50.5% and 52.0 % of consolidated revenues for the three and six months ended June 30, 2010, respectively. Our fluid logistics segment utilized our fleet of owned or leased fluid transport trucks and related assets, including specialized vacuum, high-pressure pump and tank trucks, frac tanks, water wells, salt water disposal wells and facilities, and related equipment. These assets are used to provide, transport, store, and dispose of a variety of drilling and produced fluids used in, and generated by, oil and natural gas production. These services are required in most workover and completion projects and are routinely used in daily operations of producing wells.

We believe that our two business segments are complementary and create synergies in terms of selling opportunities. Our multiple lines of service allow us to capitalize on our existing customer base to grow within existing markets, generate more business from existing customers, and increase our operating profits. By offering our customers the ability to reduce the number of vendors they use, we believe we help improve our customers’ efficiency. This is demonstrated by the fact that 70.8% and 68.7% of our revenues for the three and six months ended June 30, 2010, respectively, were from customers that utilized services of both of our business segments. Further, by having multiple service offerings that span the life cycle of the well, we believe we have a competitive advantage over smaller competitors offering more limited services.

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

Workover Rig Rates

Our well servicing segment revenues are dependent on the prevailing market rates for workover rigs. Market day rates for workover rigs increased from 2003 through the first half of 2008, as high oil and natural gas prices and declining domestic production resulted in a substantial growth of drilling activity and demand for workover services that are used primarily to maintain or enhance production levels of existing producing wells. Throughout 2009 and through the majority of the first quarter of 2010, we continued to experience pricing pressure that resulted from the general economic decline and, more specifically, the precipitous decline in oil and gas prices. However, during the six months ended June 30, 2010 utilization began to increase allowing us to increase rates in certain markets beginning in March 2010 and continuing through July 2010.

Fluid Logistics Rates

Our fluid logistics segment revenues are dependent on the prevailing market rates for fluid transport trucks and the related assets, including specialized vacuum, high-pressure pump and tank trucks, frac tanks and salt water disposal wells. Prior to the general economic decline that commenced in the latter half of 2008, higher oil and natural gas prices resulted in growing demand for drilling and our services and, since the decline, lower oil and natural gas prices have resulted in reduced demand for drilling and our services. Required disposal of fluids produced from wells and the increased number of wells in service through the first half of 2008 led to a higher demand for fluid logistics services. Throughout 2009, fluid logistics rates were under significant pressure. During the six months ended June 30, 2010 we experienced a significant upward trend in utilization which allowed us to increase rates during the period in selected markets. This has continued through July 2010. In large part this is due to the Company’s exposure to the Eagle Ford shale formation in South Texas where drilling activity has increased substantially in the last twelve months.

Operating Expenses

Prior to the general economic decline, a strong oil and natural gas environment resulted in a higher demand for operating personnel and oilfield supplies and caused increases in the cost of those goods and services. Throughout 2009 and through much of the first quarter of 2010, a weaker oil and natural gas environment has resulted in lower demand for operating personnel and oilfield supplies which has allowed us to decrease our costs, thereby offsetting a portion of the price decreases granted to our customers. As utilization and demand has started to increase in 2010, we are again experiencing cost pressures in areas such as labor, where we have incurred additional costs in the form of increased pay rates. Future earnings and cash flows will be dependent on our ability to manage our overall cost structure and obtain price increases from our customers.

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

Results of Operations

The following discussion, as well as the discussion found under “Liquidity and Capital Resources,” compares our consolidated financial information as of and for the three and six months ended June 30, 2010 to the three and six months ended June 30, 2009, respectively.

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

Consolidated Revenues. For the three months ended June 30, 2010, revenues increased by $30.3 million, or 60.9%, to $80.0 million when compared to the same period in the prior year. The second quarter of 2009 was the middle of the recent industry decline, resulting in lower revenues and profits, as compared to the second quarter of 2010 where the energy services industry has experienced a turn-around with increasing utilization and pricing.

Well Servicing — Revenues from the well servicing segment increased $14.1 million for the period, or 55.4% to $39.7 million compared to the corresponding period in the prior year. The increase largely results from the increase in prices and rig hours for our well services. We utilized 171 well servicing rigs as of June 30, 2009 and 2010. Of the 171 rigs available as of June 30, 2010, 11 were allocated to Mexico operations. Average utilization of our well service rigs during the three months ended June 30, 2010 and 2009 was 66.6% and 46.3%, respectively, based on a twelve hour day working five days a week, except holidays in the U.S., and seven days a week, 24 hours a day in Mexico, except holidays. All 11 Mexico rigs were utilized during the quarter.

Fluid Logistics — Revenues from the fluid logistics segment increased $16.2 million for the period, or 66.7%, to $40.4 million compared to the corresponding period in the prior year. Utilization for trucks in service during the three months ended June 30, 2010 and June 30, 2009 was 89.2% and 63.0% respectively, based on working fourteen hours a day six days a week, except holidays. Our principal fluid logistics assets for the three months ended June 30, 2010 and June 30, 2009 were as follows:

	As of June 30,
Asset	2010	2009
Vacuum trucks	288	294
High-pressure pump trucks	19	19
Other heavy trucks	58	57
Frac tanks (includes leased)	1,368	1,370
Salt water disposal wells	17	16

Consolidated Operating Expenses. Our operating expenses increased to $60.7 million for the three months ended June 30, 2010, from $43.6 million for the three months ended June 30, 2009, an increase of $17.1 million or 39.2%. Operating expenses as a percentage of revenues were 75.9% for the three months ended June 30, 2010, compared to 87.6% for the three months ended June 30, 2009. This decrease in operating expense as a percentage of our revenues is generally attributable to the general industry decline that was taking place in 2008 and 2009. During the decline companies, including Forbes, were not able to reduce costs as fast as revenues were declining. As industry activity began to stabilize in late 2009 and early 2010, cost reductions were able to “catch up” and expense as a percentage of revenues began to decrease.

Well Servicing — Operating expenses from the well servicing segment increased by $5.0 million, or 21.0%, to $28.7 million. Well servicing operating expenses as a percentage of well servicing revenues were 72.4% for the three months ended June 30, 2010, compared to 93.0% for the three months ended June 30, 2009, a decrease of 20.6%. This decrease in the percentage was partially due to an increase of approximately 4.3% in average billing rates between the two quarters, as well as an increase in utilization to 66.6% for the three months ended June 30, 2010 from 46.3% for the three months ended June 30, 2009, which allowed the Company to spread its fixed costs over greater revenues, therefore increasing the gross margin. The resulting increase in revenues was greater than the increased cost, thereby contributing to the decrease in well service expense as a percentage of revenues.

The dollar increase in well servicing operating costs between the two periods was due in large part to the increase in freight and equipment transportation costs of $1.8 million to approximately $2.6 million for the three months ended June 30, 2010 compared to approximately $0.8 million for the same period of the prior year. Freight and equipment transportation costs as a percentage of revenues was 6.4% and 2.7% for the three months ended June 30, 2010 and June 30, 2009, respectively. The majority of this percentage increase was from our Mexico operations where third parties are required to move rigs between locations due to the rough terrain. Employee count also increased to 1,085 as of June 30, 2010 as compared with 819 at June 30, 2009. Repairs and equipment maintenance cost increased by $1.3 million, or 73.3% to $3.1 million. Product and chemical costs increased by $0.6 million, or 32.4%, to $2.4 million, roughly in line with the increase in revenues. Product and chemical costs as a percentage of revenues was 6.1% and 7.1% for the three months ended June 30, 2010 and June 30, 2009, respectively. Repairs and equipment maintenance cost as a percentage of revenues was 7.9% and 7.1% for the three months ended June 30, 2010 and June 30, 2009, respectively. Rent and supplies and parts also increased by approximately $0.6 million each in line with increased activity levels. The remaining $0.1 million is related to various expenses that were consistent with the activity of the business and were in line with management’s expectations.

Fluid Logistics — Operating expenses for the fluid logistics segment increased by $12.1 million, or 60.7%, to $32.0 million. Fluid logistics operating expenses as a percentage of fluid logistics revenues were 79.3% for the three months ended June 30, 2010, compared to 82.2% for the three months ended June 30, 2009. This decrease in operating expenses as a percentage of revenues was partially due to an increase of approximately 20.2% in average billing rates between the two quarters, as well as an increase in utilization to 89.2% for the three months ended June 30, 2010 from 63.0% for the three months ended June 30, 2009. The resulting increase in revenues was greater than the increased cost, thereby contributing to the decrease in well service expense as a percentage of revenues.

The dollar increase in fluid logistics operating expenses of $12.1 million was due in large part to an increase in labor costs of $3.2 million or 47.6%, for the three months ended June 30, 2010 compared to the same period in the prior year as the result of the addition of employees. Employee count at June 30, 2010 was 827 compared with 658 at June 30, 2009. Labor costs as a percentage of revenues were 24.5% and 27.6% for the three months ended June 30, 2010 and 2009, respectively. Although the second quarter of 2010 includes labor rate increases, customer prices increased at a greater rate resulting in lower labor cost as a percentage of revenues. Fuel costs increased $2.5 million, or 74.3% to $5.8 million due to activity increases in drilling and well services and fuel price increases of 32.0%. Fuel cost as a percentage of revenues were 14.3% and 13.6% for the three months ended June 30, 2010 and June 30, 2009, respectively. Contract service costs increased by $2.1 million or 500.4% to $2.5 million due to activity increases in drilling and well services and the need to utilize outside services to satisfy customer demand, particularly in times of peak demand in South Texas. The majority of these increased costs were primarily for renting additional fluid transport trucks as needed to service customer demand in South Texas. Although management has actively reallocated assets in an effort to avoid this additional cost, the day rentals were required to respond to customer peak needs. Contract service costs as a percentage of revenues were 6.3% and 1.7% for the three months ended June 30, 2010 and 2009, respectively. Product and chemical costs increased $1.6 million, or 97.6% to $3.2 million. Product and chemical cost as a percentage of revenues was 7.9% and 6.7% for the three months ended June 30, 2010 and June 30, 2009, respectively. Repairs and equipment maintenance cost increased $1.3 million, or 73.5% to $3.1 million. Repairs and equipment maintenance cost as a percentage of revenues was 7.5% and 7.8% for the three months ended June 30, 2010 and June 30, 2009, respectively. The remaining $1.4 million change is related to various expenses that were consistent with the activity of the business.

General and Administrative Expenses. General and administrative expenses from consolidated operations increased by approximately $2.7 million, or 68.2%, to $6.6 million when compared to the three months ended June 30, 2009. General and Administrative expense as a percentage of revenues was 8.3% and 7.8% for the three months ended June 30, 2010 and 2009, respectively. The dollar increase in general and administrative expenses relates, in large part, to our Mexico operations. Expense for the three months ended June 30, 2010 also includes approximately $0.3 million of legal fees related to a potential equipment sale/lease back transaction and a potential additional bond offering. We also incurred approximately $0.2 million additional in consulting fees for SOX and other accounting matters, primarily in Mexico. Travel expense related to air travel increased approximately $0.2 million between the two periods as a greater proportion was allocated to general and administrative from operations.

Depreciation and Amortization. Depreciation and amortization expenses increased by $0.1 million, or 1.4%, to $9.9 million. Capital expenditures incurred for the three months ended June 30, 2010 were $0.9 million compared to $3.2 million for the three months ended June 30, 2009. The change in depreciation expense is in line with management’s expectations.

Interest and Other Expenses. Interest and other expenses were $6.8 million for the three months ended June 30, 2010, compared to $6.0 million for the three months ended June 30, 2009. This increase is primarily due to the additional interest associated with the First Priority Notes, less a decrease in interest expense associated with the re-purchase of certain bonds.

Income Taxes. We recognized an income tax benefit of $1.8 million and $4.5 million for the three months ended June 30, 2010 and 2009, respectively, due to the loss recognized during each quarter. The effective tax rate for three months ended June 30, 2010 and 2009 was 44.7% and 33.1% respectively.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

Consolidated Revenues. For the six months ended June 30, 2010, revenues increased by $34.1 million, or 30.1%, to $147.3 million when compared to the same period in the prior year. The first six months of 2009 was in the early stages of the recent industry decline, resulting in lower revenues and profits, as compared to the first half of 2010 where the energy services industry has experienced a turn-around with increasing utilization and pricing.

Well Servicing — Revenues from the well servicing segment increased $13.6 million for the period, or 23.9% to $70.7 million compared to the corresponding period in the prior year. The increase largely results from the continued increase in prices and rig hours for our well services. We utilized 171 well servicing rigs as of June 30, 2009 and 2010. Of the 171 rigs available at of June 30, 2010, 11 were allocated to Mexico operations. Average utilization of our well service rigs during the six months ended June 30, 2009 and 2010 was 62.4% and 51.0%, respectively, based on a twelve hour day working five days a week, except holidays in the U.S., and seven days a week, 24 hours a day in Mexico, except holidays. All 11 Mexico rigs were utilized during the six month period.

Fluid Logistics — Revenues from the fluid logistics segment increased $20.5 million for the period, or 36.5%, to $76.6 million compared to the corresponding period in the prior year. Utilization for trucks in service during the six months ended June 30, 2010 and June 30, 2009 was 87.3% and 68.6% respectively, based on working fourteen hours a day six days a week, except holidays. Our principal fluid logistics assets for the six months ended June 30, 2010 and June 30, 2009 were as follows:

	As of June 30,
Asset	2010	2009
Vacuum trucks	288	294
High-pressure pump trucks	19	19
Other heavy trucks	58	57
Frac tanks (includes leased)	1,368	1,370
Salt water disposal wells	17	16

Consolidated Operating Expenses. Our operating expenses increased to $117.7 million for the six months ended June 30, 2010, from $93.3 million for the six months ended June 30, 2009, an increase of $24.4 million or 26.1%. Operating expenses as a percentage of revenues were 79.9% for the six months ended June 30, 2010, compared to 82.4% for the six months ended June 30, 2009. This decrease in operating expense as a percentage of our revenues is generally attributable to the general industry decline that was taking place in 2009. During the decline companies, including Forbes, were not able to reduce costs as fast as revenues were declining. As industry activity began to stabilize in late 2009 and early 2010, cost reductions were able to “catch up” and expense as a percentage of revenues began to decrease.

Well Servicing — Operating expenses from the well servicing segment increased by $7.2 million, or 14.5%, to $57.4 million. Well servicing operating expenses as a percentage of well servicing revenues were 81.2% for the six months ended June 30, 2010, compared to 87.8% for the six months ended June 30, 2009, a decrease of 6.6%. This decrease in operating expenses as a percentage of revenues was partially due to an increase in utilization to 62.4% for the six months ended June 30, 2010 from 51.0% for the six months ended June 30, 2009, which allowed the Company to spread its fixed costs over greater revenues, thereby increasing the gross margin. This was partially offset by an average price decrease of approximately 4.6% in average billing rates between the two six month periods. This decrease was primarily driven by the fact that rates for the six months ended June 30, 2009 were still decreasing throughout the period and rates for the same period in 2010 have been increasing. The 2010 rates have not yet reached the levels of the first half of 2009. Rates increased from the first quarter of 2010 to the second quarter of 2010 by approximately 11.6%.

The dollar increase in well servicing operating costs between the two periods was due in large part to the increase in labor costs of $1.8 million or 7.9%, for the six months ended June 30, 2010 compared to the same period in the prior year. Employee count at June 30, 2010 was 1,085 compared with 819 at June 30, 2009. Labor costs as a percentage of revenues were 35.4% and 40.7% for the six months ended June 30, 2010 and 2009, respectively. Product and chemical costs increased by approximately $1.8 million or 98.1% to $3.7 million as a result of increased activity and were roughly in line with the increase in revenues. Repairs and maintenance, out of town expenses, and saltwater, and mud disposal expenses also increased $1.4 million, $1.1 million, and $1.0 million, respectively, in line with the increase in business activity. The remaining $0.1 million is related to various expenses that were consistent with the activity of the business and were in line with management’s expectations.

Fluid Logistics — Operating expenses from the fluid logistics segment increased by $17.1 million, or 39.7%, to $60.3 million. Fluid logistics operating expenses as a percentage of fluid logistics revenues were 78.7% for the six months ended June 30, 2010, compared to 76.9% for the six months ended June 30, 2009. This increase in operating expenses as a percentage of revenues was partially offset by an increase of approximately 9.1% in average billing rates between the two quarters, as well as an increase in utilization to 87.3% for the six months ended June 30, 2010 from 68.6% for the six months ended June 30, 2009. The resulting increase in revenues was greater than the increased cost, thereby partially offsetting the increase in well service expense as a percentage of revenues.

The dollar increase in fluid logistics operating expenses of $17.1 million was due in large part to an increase in fuel costs of $4.3 million, or 64.0%, for the six months ended June 30, 2010, compared to the same period in the prior year. Part of this increase was attributable to fuel prices that increased 30.1% for the six months ended June 30, 2010 as compared to the same period in 2009. The balance of the increase in fuel cost relates to consumption, which increased in line with increased business activity. Labor cost increased $3.9 million, or 25.7% to $17.3 million as the result of additional employees hired in response to increased business activity. Labor costs as a percentage of revenues was 24.9% and 27.0% for the six months ended June 30, 2010 and June 30, 2009, respectively. Employee count at June 30, 2010 was 827 compared with 658 at June 30, 2009. Contract service costs increased by $3.1 million or 250.8% to $4.4 million due to activity increase in drilling and well services and the need to utilize outside services to satisfy customer demand, particularly in times of peak demand in South Texas. The majority of these increased costs were primarily for renting additional fluid transport trucks as needed to service customer demand in South Texas. Contract service costs as a percentage of revenues were 5.7% and 2.2% for the six months ended June 30, 2010 and 2009, respectively. Repairs and equipment maintenance cost increased $2.6 million, or 73.4% to $6.0 million. Repairs and equipment maintenance cost as a percentage of revenues was 7.9% and 6.2% for the six months ended June 30, 2010 and June 30, 2009, respectively. Rent equipment cost increased $1.1 million, or 84.3% to $3.1 million. Rent equipment cost as a percentage of revenues was 3.1% and 2.3% for the six months ended June 30, 2010 and June 30, 2009, respectively. Product and chemical costs cost increased $0.7 million, or 16.8% to $4.9 million. Product and chemical cost as a percentage of revenues was 6.3% and 7.4% for the six months ended June 30, 2010 and June 30, 2009, respectively. The remaining $1.4 million change is related to various expenses that were consistent with the business activity levels.

General and Administrative Expenses. General and administrative expenses from consolidated operations increased by approximately $2.5 million, or 26.3%, to $12.2 million. General and Administrative expense as a percentage of revenues was 8.3% and 8.5% for the six months ended June 30, 2010 and 2009, respectively. The dollar increase in general and administrative expenses relates, in large part, to our Mexico operations. Expense for the six months ended June 30, 2010 also includes approximately $0.3 million of legal fees related to a potential equipment sale/lease back transaction and a potential additional bond offering. We also incurred approximately $0.2 million additional in consulting fees for SOX and other accounting matters, primarily in Mexico. Travel expense related to air travel increased approximately $0.3 million between the two periods as a greater proportion was allocated to general and administrative from operations.

Depreciation and Amortization. Depreciation and amortization expenses increased by $0.4 million, or 1.9%, to $19.8 million. Capital expenditures incurred for the six months ended June 30, 2010 were $1.6 million compared to $11.0 million for the six months ended June 30, 2009.

Interest and Other Expenses. Interest and other expenses were $13.8 million for the six months ended June 30, 2010, compared to $11.6 million for the six months ended June 30, 2009, an increase of $2.2 million, or 19.2%. This increase is primarily due to the additional interest associated with the first priority notes, less a decrease in interest expense associated with the re-purchase of certain bonds.

Income Taxes. We recognized an income tax benefit of $5.8 million and $7.3 million for the six months ended June 30, 2010 and 2009, respectively, due to the losses recognized during such quarters of $10.4 million and $13.6 million. For the six months ended June 30, 2010 and 2009 the effective tax rate was 35.8% and 34.8% respectively.

Liquidity and Capital Resources

Overview

As discussed in Note 7 of our Notes to Consolidated Financial Statements, in October 2009 we repaid and terminated our revolving credit facility with Citibank, N.A., or the Credit Facility, using the proceeds from the issuance of the first lien floating rate notes due 2014, or the First Priority Notes. Notwithstanding the termination of the Credit Facility, the indenture governing our Second Priority Notes, or the Second Priority Indenture, and the newly executed indenture governing our First Priority Notes, or the First Priority Indenture, and the debt outstanding thereunder impose significant restrictions on us and increase our vulnerability to adverse economic and industry conditions that could limit our ability to obtain additional or replacement financing. Our inability to satisfy certain obligations under these indentures, such as the payment of interest or the requirement to repurchase Second Priority Notes could constitute an event of default. An event of default could result in all or a portion of our outstanding debt becoming immediately due and payable. If this should occur, we might not be able to obtain waivers or secure alternative financing to satisfy all of our obligations simultaneously. Given current market conditions, our ability to access the capital markets or to consummate any asset sales might be restricted at a time when we would like or need to raise capital. In addition, the current economic conditions could also impact our customers and vendors and may cause them to fail to meet their obligations to us with little or no warning. These events could have a material adverse effect on our business, financial position, results of operations and cash flows and our ability to satisfy the obligations under our indentures.

Within certain constraints, we can conserve capital by reducing or delaying capital expenditures, deferring non-regulatory maintenance expenditures and further reducing operating and administrative costs.

We have historically funded our operations, including capital expenditures, with bank borrowings, vendor financings, cash flow from operations, the issuance of our Second Priority Notes, and First Priority Notes and the proceeds from our initial equity offering, our October 2008 and December 2009 Common Share offering, and our May 2010 Series B Preferred Share private placement.

As of June 30, 2010, we had $216.7 million in debt outstanding (including the Second Priority Notes based on $192.5 million aggregate principal amount at an issue price of 97.635% of par and the First Priority Notes based on $20.0 million aggregate principal amount at an issue price of 100% of par).

As of June 30, 2010, we had $16.5 million in cash and cash equivalents, $213.5 million in long-term debt outstanding, $3.2 million in short-term debt outstanding, and $5.8 million of short-term equipment vendor financings for well servicing rigs and other equipment included in accounts payable. Our $3.2 million of short-term debt consisted of $1.7 million payable to equipment lenders under various installment notes, and $1.5 million payable related to financing of our insurance premiums. Our $5.8 million of vendor financing was comprised of $5.4 million payable to our well service rig and vacuum trailer supplier, with the balance due to several smaller vendors. We incurred $0.9 million and $1.6 million for capital equipment acquisitions during the three and six months ended June 30, 2010, respectively, as compared to actual cash disbursements in payment of capital equipment purchases of $1.5 million and $3.2 million for the three and six months ended June 30, 2010, respectively. Capital equipment added for the three and six months includes equipment related to rigs (primarily for our Mexico operations), saltwater disposal wells, and pickup trucks.

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

Cash Flows from Operating Activities

Net cash used in operating activities totaled $12.6 million for the six months ended June 30, 2010, compared to net cash provided by operating activities of $26.9 million for the six months ended June 30, 2009, a decrease of $39.5 million. The primary reason for the decrease in net cash flow resulted from a change in working capital related to an increase in accounts receivable of $53.4 million between the six months ended June 30, 2009 and 2010. This significant swing is a reflection of the changes in the energy services business between the two periods. During the six months ended June 30, 2009 the industry was rapidly shrinking, causing a reduction in accounts receivable which resulted in cash flow as compared to the six months ended June 30, 2010 where the energy services industry, and specifically our business, was rapidly expanding causing an increase in accounts receivable which resulted in a use of cash. Other changes that benefited us during the six months ended June 30, 2010 include a reduction in the net loss between the two periods of $3.1 million, a reduction in payments on accrued expenses between the two periods of $7.2 million. Accrued expenses increased in 2010 primarily as a result of our Mexico location which began operations during the first quarter of 2010. Changes in various other accounts were in line with the changing industry environment.

Cash Flows Used in Investing Activities

Net cash used in investing activities for the six months ended June 30, 2010 amounted to $3.3 million, primarily related to principal payments on various equipment notes, compared to $17.5 million for the six months ended June 30, 2009. The significant capital expenditures in the first six months of 2009 were reflective of the expansion of business during 2008. Capital expenditures for the six months ended June 30, 2010 were primarily for the payment of costs associated with preparation of well service equipment.

Cash Flows from Financing Activities

Cash provided by financing activities for the six months ended June 30, 2010 amounted to $3.9 million compared to $5.6 million for the six months ended June 30, 2009. In the May 2010 we issued 825,000 shares of Series B Senior Convertible Preferred Shares for net proceeds of $14.3 million (see footnote sixteen to the condensed consolidated financial statements included herein). In June 2010, we re-purchased and retired $7.25 million of Second Priority Notes for $6.8 million, which represents a discount of approximately 6.5% off of par value. During the six months ended June 30, 2009 $12.0 million was drawn under our Credit Agreement. In addition, we repurchased $5.25 million in Senior Secured notes for $3.4 million or at an average discount price of approximately 65.0% of par value.

Second Priority Notes

On February 12, 2008, we issued an aggregate of $205.0 million of 11.0% Second Priority Notes. As described in further detail in Footnote seven to the condensed consolidated financial statements included herein, pursuant to the requirements of the indenture governing the Second Priority Notes, we have repurchased 12.5 million in aggregate principal amount of Second Priority Notes, including $7.3 million of principal amount of Second Priority Notes repurchased in the quarter ended June 30, 2010.

The Second Priority Notes are our senior secured obligations. The Second Priority Notes are and will be guaranteed on a senior secured basis by each of our existing and future domestic restricted subsidiaries. The Second Priority Notes and the guarantees are secured by second priority liens on substantially all of our assets, subject to certain exceptions and permitted liens. The Second Priority Notes are subject to redemption and to requirements that we offer to purchase the Second Priority Notes upon a change of control, following certain asset sales, and if we have excess cash flow for any fiscal year. The Second Priority Indenture governing the Second Priority Notes limits our and our restricted subsidiaries’ ability to, among other things, transfer or sell assets; pay dividends; redeem subordinated indebtedness; make investments or make other restricted payments; incur or guarantee additional indebtedness or issue disqualified capital stock; make capital expenditures that exceed certain amounts; create, incur or suffer to exist liens; incur dividend or other payment restrictions affecting certain subsidiaries; consummate a merger, consolidation or sale of all or substantially all of our assets; enter into transactions with affiliates; designate subsidiaries as unrestricted subsidiaries; engage in a business other than a business that is the same or similar to our current business and reasonably related businesses; and take or omit to take any actions that would adversely affect or impair in any material respect the liens in respect of the collateral securing the Second Priority Notes.

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

Contractual Obligations and Financing

As described in Footnote sixteen to the condensed consolidated financial statements included herein, on May 28, 2017, the Company is required to redeem any of its Series B Preferred Shares then outstanding. Such mandatory redemption may, at the Company’s election, be paid in cash or Common Shares (valued for such purpose at 95% of the then fair market value of the Common Shares).

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

Recently Adopted Accounting Pronouncements

The FASB issued ASU No. 2010-13, Compensation—Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. This ASU codifies the consensus reached in EITF Issue No. 09-J, “Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades.” The amendments to the Codification clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity shares trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The company adopted this ASU as of January 1, 2010, and it did have any impact on the consolidated financial statements.

The FASB issued Accounting Standards Update (ASU) No. 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements. The amendments in the ASU remove the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP. The FASB also clarified that if the financial statements have been revised, then an entity that is not an SEC filer should disclose both the date that the financial statements were issued or available to be issued and the date the revised financial statements were issued or available to be issued. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

The FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting. Specifically, ASU 2010-06 amends Codification Subtopic 820-10 to now require:

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

ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

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

Our primary debt obligations are the outstanding Second Priority Notes and the First Priority Notes. Changes in interest rates do not affect interest expense incurred on our Second Priority Notes as such notes bear interest at a fixed rate. However, changes in interest rates would affect their fair values. In general, the fair market value of debt with a fixed interest rate will increase as interest rates fall. Conversely, the fair market value of debt will decrease as interest rates rise. A hypothetical change in interest rates of 10% relative to interest rates as of June 30, 2010 would have no impact on our interest expense for the Second Priority Notes.

The First Priority Notes have a variable interest rate and, therefore, is subject to interest rate risk. A 100 basis point increase in interest rates on our variable rate debt would result in approximately $200,000 in additional annual interest expense after exceeding the interest rate floor of 12% based on the balance outstanding as of June 30, 2010 in the amount of $20 million.

Historically, we have not been exposed to significant foreign currency fluctuation; however, as we have expanded operations in Mexico, we have become exposed to certain risks typically associated with foreign currency fluctuation as we collect revenues and pay expenses in Mexico in the local currency. Nevertheless, as of June 30, 2010, a 10% unfavorable change in the Mexican Peso-to-U.S. Dollar exchange rate would not materially impact our consolidated balance sheet. To date, we have not taken any action to hedge against any foreign currency rate fluctuations; however, we continually monitor the currency exchange risks associated with conducting foreign operations.

We have not entered into any derivative financial instrument transactions to manage or reduce market risk or for speculative purposes.

Item 4T.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2010, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were not effective. See “Material Weaknesses” below.

Change in Internal Control over Financial Reporting

Other than the remediation measure described below under “Remediation” no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Material Weaknesses

In connection with the preparation of the Forbes Group’s consolidated financial statements for the year ended December 31, 2009 and the period ended June 30, 2010, we identified control deficiencies that constitute material weaknesses in the design and operation of our internal control over financial reporting. The following material weaknesses were present at December 31, 2009 and at June 30, 2010.

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

Remediation

We have implemented, or are in the process of implementing and continue to implement, remedial measures to address the above deficiencies on a going-forward basis. In response to the lack of appropriate accounting staff and financial reporting organizational structure, in 2009 we engaged a third party consulting group to assist us with financial reporting and non-routine accounting matters. In addition, we recently hired an experienced Director of Financial Reporting. This person begins employment the end of August 2010. The third party consulting firm will continue to complement the Director of Financial Reporting as needed.

In response to the Mexico operations’ revenue and expense recognition errors, we have made personnel changes including; replacing controller in Mexico, hiring a third party consultant to work in Mexico, and hiring an experienced Spanish speaking internal auditor.

In response to our material weakness in the area of the design of effective controls over the review and completeness of the income tax provision, in 2009 we engaged a third party consulting group to assist us with income tax calculations. In July 2010 we hired a tax accountant to begin preparing tax calculations and returns in-house. The third party consulting firm will continue to complement the tax accountant as needed. With the addition of the above mentioned staff members, this will also make time available for our controller to review and become more involved in tax matters.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

There are no pending material legal proceedings, and the Forbes Group is not aware of any material threatened legal proceedings, to which the Forbes Group is a party or to which its property is subject, other than in the ordinary course of business.

Item 1A.	Risk Factors

There were no material changes from the risk factors previously disclosed in the registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 in response to “Item 1A. Risk Factors” to Part II of Form 10-Q, except as set forth below.

Federal and state legislative and regulatory initiatives relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays.

Hydraulic fracturing is an important and common practice that is used to stimulate production of hydrocarbons, particularly natural gas, from tight formations. The process involves the injection of water, sand and chemicals under pressure into the formation to fracture the surrounding rock and stimulate production. The process is typically regulated by state oil and gas commissions but is not subject to regulation at the federal level. The U.S. Environmental Protection Agency, or the EPA, has commenced a study of the potential environmental impacts of hydraulic fracturing activities, and a committee of the U.S. House of Representatives is also conducting an investigation of hydraulic fracturing practices. Legislation has been introduced before Congress to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the fracturing process. In addition, some states are considering adopting regulations that could restrict hydraulic fracturing in certain circumstances. If new laws or regulations that significantly restrict hydraulic fracturing are adopted, such laws could make it more difficult or costly for producers to perform fracturing to stimulate production from tight formations. In addition, if hydraulic fracturing is regulated at the federal level, fracturing activities could become subject to additional permitting requirements, and also to attendant permitting delays and potential increases in costs.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On May 28, 2010, the Company completed a private placement of 580,800 Series B Preferred Shares to West Face Long Term Opportunities Limited Partnership, West Face Long Term Opportunities (USA) Limited Partnership and West Face Long Term Opportunities Master Fund L.P. (collectively, the “Investors”) for total gross proceeds of $14,520,000, in reliance on exemptions from registration provided by Regulation D and Regulation S promulgated under the Securities Act of 1933, as amended. In connection with the private placement, the Company paid the Investors a commitment fee of $290,400. The Common Shares into which the Series B Preferred Shares are convertible have certain demand and “piggyback” registration rights.

The Series B Preferred Shares are convertible into the Company’s common shares at an initial rate of 36 common shares per Series B Preferred Shares (subject to adjustment). If all such Series B Preferred Shares are converted, at the initial conversion rate, 20,908,800 Common Shares (representing 19.99% of the outstanding common shares after such conversion) will be issued to the holders of the Series B Preferred Shares. Pursuant to Certificate of Designation, no holder of the Series B Preferred Shares is entitled to effect a conversion of Series B Preferred Shares if such conversion would result in the holder (and affiliates) beneficially owning 20% or more of the Company’s Common Shares.

All or any number of the Series B Preferred Shares may be redeemed by the Company at any time after May 28, 2013 at a redemption price determined in accordance with the Certificate of Designations and provided that the current equity value of our common stock exceeds specified levels. On May 28, 2017, the Company is required to redeem any Series B Preferred Shares then outstanding at a redemption price determined in accordance with the Certificate of Designation. Such mandatory redemption may, at the Company’s election, be paid in cash or in common shares (value for such purpose at 95% of the then fair market value of the common shares). In the event certain corporate transactions occur (such as a reorganization, recapitalization, reclassification, consolidation or merger) under which the Company’s common shares (but not the Series B Preferred Shares) are converted into or exchanged for securities, cash or other property, then following such transaction, each Series B Preferred Share shall thereafter be convertible into the same kind and amount of securities, cash or other property.

The additional rights and preferences of the Series B Preferred Shares are more fully summarized in footnote sixteen to the condensed consolidated financial statements included herein.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Reserved

None.

Item 5.	Other Information

None.

Item 6.	Exhibits**

Number		Description of Exhibits

2.1	—	Agreement and Plan of Reorganization effective January 1, 2008 among Forbes Energy Services LLC and the respective members of C.C. Forbes, LLC, TX Energy Services, LLC and Superior Tubing Testers, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

2.2	—	Agreement and Plan of Reorganization effective May 29, 2008 among Forbes Energy Services Ltd. and the members of Forbes Energy Services LLC (incorporated by reference to Exhibit 2.2 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

3.1	—	Memorandum of Association of Forbes Energy Services Ltd. (incorporated by reference to Exhibit 3.11 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

3.2	—	Amended and Restated Bye-laws of Forbes Energy Services Ltd. (incorporated by reference to Exhibit 3.12 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

4.1	—	Indenture, dated as of February 12, 2008 among Forbes Energy Services LLC and Forbes Energy Capital Inc., as issuers, the guarantors party thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

4.2	—	Supplemental Indenture (First Supplemental Indenture), dated as of May 29, 2008 among Forbes Energy Services Ltd., Forbes Energy Services LLC, Forbes Energy Capital Inc., the other Guarantors (as defined in the Indenture referred to therein) and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).

Number		Description of Exhibits

4.3	—	Supplemental Indenture (Second Supplemental Indenture), dated as of October 6, 2008 among Forbes Energy Services Ltd., Forbes Energy Services LLC, Forbes Energy Capital Inc., the other Guarantors (as defined in the Indenture referred to therein) and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

4.4	—	Third Supplemental Indenture, dated as of February 6, 2009 among Forbes Energy Services Ltd., Forbes Energy Services LLC, Forbes Energy Capital Inc., the other Guarantors (as defined in the Indenture referred to therein) and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 6, 2009).

4.5	—	Indenture dated as of October 2, 2009, by and among Forbes Energy Services LLC and Forbes Energy Capital Inc., as issuers, the guarantors party thereto and Wilmington Trust FSB, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated October 10, 2009).

4.6	—	Notation of Guarantee from Forbes Energy Services Ltd. (incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

4.7	—	Notation of Guarantee from Forbes Energy International, LLC (incorporated by reference to Exhibit 4.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

4.8	—	Specimen 144A Global 11% Senior Secured Exchange Note due 2015 (incorporated by reference to Exhibit 4.5 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

4.9	—	Rights Agreement dated as of May 19, 2008 between Forbes Energy Services Ltd. and CIBC Mellon Trust Company, as Rights Agent, which includes as Exhibit A the Certificate of Designations of Series A Junior Participating Preferred Shares, as Exhibit B the form of Right Certificate and as Exhibit C the form of Summary of Rights to Purchase Shares (incorporated by reference to Exhibit 4.8 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

10.1	—	Credit Agreement dated as of April 10, 2008 among C.C. Forbes, LLC, TX Energy Services, LLC and Superior Tubing Testers, LLC, as borrowers, Forbes Energy Services LLC, as guarantor, and Citibank, N.A., as lender, governing the Credit Facility (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.2		Third Amendment to Credit Agreement dated effective as of July 10, 2009 among C.C. Forbes, LLC, TX Energy Services, LLC and Superior Tubing Testers, LLC, as borrowers, Forbes Energy Services LLC, as guarantor, and Citibank, N.A., as lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 15, 2009).

10.3	—	Guaranty dated April 10, 2008, among Forbes Energy Services LLC and Forbes Energy Capital Inc., including the Guaranty Supplement, dated effective May 29, 2008, executed January 5, 2009, among Forbes Energy Services Ltd. and Citibank, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 8, 2009).

10.4	—	Forbes Energy Services Ltd. Incentive Compensation Plan effective May 19, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

10.5	—	Employment Agreement effective May 1, 2008 by and between John E. Crisp and Forbes Energy Services LLC (incorporated by reference to Exhibit 10.2 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

10.6	—	Employment Agreement effective May 1, 2008 by and between Charles C. Forbes and Forbes Energy Services LLC (incorporated by reference to Exhibit 10.3 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

Number		Description of Exhibits

10.7	—	Employment Agreement effective May 1, 2008 by and between L. Melvin Cooper and Forbes Energy Services LLC (incorporated by reference to Exhibit 10.4 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

10.8	—	Form of Indemnification Agreement for directors, officers and key employees (incorporated by reference to Exhibit 10.5 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

10.9	—	Form of Executive Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

10.10	—	Form of Director Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

10.11		Commercial Equipment Lease Agreement, dated October 15, 2008 among Forbes Energy Services LLC and Alice Environmental Services, LP. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

10.12	—	Notes Purchase Agreement dated September 25, 2009, by and among Forbes Energy Services LLC, Forbes Energy Capital Inc., C.C. Forbes, LLC, TX Energy Services, Superior Tubing Testers, LLC, Forbes Energy International, LLC, Forbes Energy Services Ltd. and Goldman, Sachs & Co. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 28, 2009).

10.13	—	Translation of Unit Price Public Works Contract No. 424048860 dated September 26, 2008, including Agreement No. 1 Inclusion of Project and New Concepts with Additional Increase of Contract Amount 424048860 dated December 4, 2009, entered into by and between PEMEX Exploración y Producción, Merco Ingenieria Industrial S.A. de C.V. and Forbes Energy Services Ltd. (incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010).

10.14	—	Subscription Agreement dated as of May 17, 2010, by and among Forbes Energy Services Ltd., West Face Long Term Opportunities Limited Partnership, West Face Long Term Opportunities (USA) Limited Partnership and West Face Long Term Opportunities Master Fund L.P, including the Form of Certificate of Designation of Series B Senior Convertible Preferred Shares and Form of Registration Rights Agreement attached as exhibits thereto. (incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010).

16.1	—	Letter from PricewaterhouseCoopers, LLP to the Securities and Exchange Commission dated June 26, 2009 (incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K dated June 26, 2009).

31.1*	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2*	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1*	—	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	—	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORBES ENERGY SERVICES LTD.

August 16, 2010	By:	/S/ JOHN E. CRISP
John E. Crisp
Chairman, Chief Executive Officer and President
(Principal Executive Officer)

August 16, 2010	By:	/S/ L. MELVIN COOPER
L. Melvin Cooper
Senior Vice President,
Chief Financial Officer and Assistant Secretary
(Principal Financial and Accounting Officer)

EXHIBIT INDEX**

Number		Description of Exhibits

2.1	—	Agreement and Plan of Reorganization effective January 1, 2008 among Forbes Energy Services LLC and the respective members of C.C. Forbes, LLC, TX Energy Services, LLC and Superior Tubing Testers, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

2.2	—	Agreement and Plan of Reorganization effective May 29, 2008 among Forbes Energy Services Ltd. and the members of Forbes Energy Services LLC (incorporated by reference to Exhibit 2.2 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

3.1	—	Memorandum of Association of Forbes Energy Services Ltd. (incorporated by reference to Exhibit 3.11 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

3.2	—	Amended and Restated Bye-laws of Forbes Energy Services Ltd. (incorporated by reference to Exhibit 3.12 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

4.1	—	Indenture, dated as of February 12, 2008 among Forbes Energy Services LLC and Forbes Energy Capital Inc., as issuers, the guarantors party thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

4.2	—	Supplemental Indenture (First Supplemental Indenture), dated as of May 29, 2008 among Forbes Energy Services Ltd., Forbes Energy Services LLC, Forbes Energy Capital Inc., the other Guarantors (as defined in the Indenture referred to therein) and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).

4.3	—	Supplemental Indenture (Second Supplemental Indenture), dated as of October 6, 2008 among Forbes Energy Services Ltd., Forbes Energy Services LLC, Forbes Energy Capital Inc., the other Guarantors (as defined in the Indenture referred to therein) and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

4.4	—	Third Supplemental Indenture, dated as of February 6, 2009 among Forbes Energy Services Ltd., Forbes Energy Services LLC, Forbes Energy Capital Inc., the other Guarantors (as defined in the Indenture referred to therein) and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 6, 2009).

4.5	—	Indenture dated as of October 2, 2009, by and among Forbes Energy Services LLC and Forbes Energy Capital Inc., as issuers, the guarantors party thereto and Wilmington Trust FSB, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated October 10, 2009).

4.6	—	Notation of Guarantee from Forbes Energy Services Ltd. (incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

4.7	—	Notation of Guarantee from Forbes Energy International, LLC (incorporated by reference to Exhibit 4.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

4.8	—	Specimen 144A Global 11% Senior Secured Exchange Note due 2015 (incorporated by reference to Exhibit 4.5 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

4.9	—	Rights Agreement dated as of May 19, 2008 between Forbes Energy Services Ltd. and CIBC Mellon Trust Company, as Rights Agent, which includes as Exhibit A the Certificate of Designations of Series A Junior Participating Preferred Shares, as Exhibit B the form of Right Certificate and as Exhibit C the form of Summary of Rights to Purchase Shares (incorporated by reference to Exhibit 4.8 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

Number		Description of Exhibits

10.1	—	Credit Agreement dated as of April 10, 2008 among C.C. Forbes, LLC, TX Energy Services, LLC and Superior Tubing Testers, LLC, as borrowers, Forbes Energy Services LLC, as guarantor, and Citibank, N.A., as lender, governing the Credit Facility (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.2		Third Amendment to Credit Agreement dated effective as of July 10, 2009 among C.C. Forbes, LLC, TX Energy Services, LLC and Superior Tubing Testers, LLC, as borrowers, Forbes Energy Services LLC, as guarantor, and Citibank, N.A., as lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 15, 2009).

10.3	—	Guaranty dated April 10, 2008, among Forbes Energy Services LLC and Forbes Energy Capital Inc., including the Guaranty Supplement, dated effective May 29, 2008, executed January 5, 2009, among Forbes Energy Services Ltd. and Citibank, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 8, 2009).

10.4	—	Forbes Energy Services Ltd. Incentive Compensation Plan effective May 19, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

10.5	—	Employment Agreement effective May 1, 2008 by and between John E. Crisp and Forbes Energy Services LLC (incorporated by reference to Exhibit 10.2 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

10.6	—	Employment Agreement effective May 1, 2008 by and between Charles C. Forbes and Forbes Energy Services LLC (incorporated by reference to Exhibit 10.3 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

10.7	—	Employment Agreement effective May 1, 2008 by and between L. Melvin Cooper and Forbes Energy Services LLC (incorporated by reference to Exhibit 10.4 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

10.8	—	Form of Indemnification Agreement for directors, officers and key employees (incorporated by reference to Exhibit 10.5 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

10.9	—	Form of Executive Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

10.10	—	Form of Director Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

10.11		Commercial Equipment Lease Agreement, dated October 15, 2008 among Forbes Energy Services LLC and Alice Environmental Services, LP. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

10.12	—	Notes Purchase Agreement dated September 25, 2009, by and among Forbes Energy Services LLC, Forbes Energy Capital Inc., C.C. Forbes, LLC, TX Energy Services, Superior Tubing Testers, LLC, Forbes Energy International, LLC, Forbes Energy Services Ltd. and Goldman, Sachs & Co. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 28, 2009).

10.13	—	Translation of Unit Price Public Works Contract No. 424048860 dated September 26, 2008, including Agreement No. 1 Inclusion of Project and New Concepts with Additional Increase of Contract Amount 424048860 dated December 4, 2009, entered into by and between PEMEX Exploración y Producción, Merco Ingenieria Industrial S.A. de C.V. and Forbes Energy Services Ltd. (incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010).

10.14	—	Subscription Agreement dated as of May 17, 2010, by and among Forbes Energy Services Ltd., West Face Long Term Opportunities Limited Partnership, West Face Long Term Opportunities (USA) Limited Partnership and West Face Long Term Opportunities Master Fund L.P, including the Form of Certificate of Designation of Series B Senior Convertible Preferred Shares and Form of Registration Rights Agreement, attached as exhibits thereto. (incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010).

Number		Description of Exhibits

16.1	—	Letter from PricewaterhouseCoopers, LLP to the Securities and Exchange Commission dated June 26, 2009 (incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K dated June 26, 2009).

31.1*	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2*	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1*	—	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	—	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.