Form 10-Q
period 2010-09-30
Forbes Energy Services Ltd.
filed 2010-11-12
CIK 1434842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    ☐  Yes    ☒  No

Shares outstanding of each of the registrant’s classes of common stock as of November 12, 2010:

Class	Outstanding as of November 12, 2010
Common Stock, $.01 par value	83,673,700

FORBES ENERGY SERVICES LTD. AND SUBSIDIARIES (a/k/a the “Forbes Group”)

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and any oral statements made in connection with it include certain forward-looking statements within the meaning of the federal securities laws. You can generally identify forward-looking statements by the appearance in such a statement of words like “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should” or “will” or other comparable words or the negative of these words. When you consider our forward-looking statements, you should keep in mind the risk factors we describe and other cautionary statements we make in this Quarterly Report on Form 10-Q. Our forward-looking statements are only predictions based on expectations that we believe are reasonable. Our actual results could differ materially from those anticipated in, or implied by, these forward-looking statements as a result of known risks and uncertainties set forth below and elsewhere in this Quarterly Report on Form 10-Q. These factors include or relate to the following:

•	supply and demand for oilfield services and industry activity levels;

•	potential for excess capacity;

•	spending by the oil and natural gas industry given the recent worldwide economic downturn;

•	our level of indebtedness in the current depressed market;

•	possible impairment of our long-lived assets;

•	our ability to maintain stable pricing;

•	competition;

•	substantial capital requirements;

•	significant operating and financial restrictions under our indentures;

•	technological obsolescence of operating equipment;

•	dependence on certain key employees;

•	concentration of customers;

•	substantial additional costs of compliance with reporting obligations, the Sarbanes-Oxley Act and indenture covenants;

•	material weaknesses in internal controls over financial reporting;

•	seasonality of oilfield services activity;

•	dependence on equipment suppliers not party to written contracts;

•	collection of accounts receivable;

•	environmental and other governmental regulation, including potential climate change legislation;

•	the potential disruption of business activities caused by the physical effects, if any, of climate change;

•	risks inherent in our operations;

•	market response to global demands to curtail use of oil and natural gas;

•	change of control;

•	conflicts of interest between the principal equity investors and noteholders;

•	results of legal proceedings;

•	ability to fully integrate future acquisitions;

•	variation from projected operating and financial data;

•	variation from budgeted and projected capital expenditures;

•	volatility of global financial markets;

•	risks associated with our foreign operations;

•	risks associated with contracts; and

•	the other factors discussed under “Risk Factors.”

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

PART I — FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)

Condensed Consolidated Balance Sheets (unaudited)

	September 30, 2010	December 31, 2009
Assets
Current assets
Cash and cash equivalents	$21,248,063	$28,425,367
Restricted cash	2,874,271	2,932,279
Accounts receivable – trade, net	78,546,759	52,765,601
Accounts receivable – related parties	170,144	168,940
Accounts receivable – other	5,060,472	5,159,324
Prepaid expenses	1,518,741	3,857,527
Other current assets	949,361	879,167

Total current assets	110,367,811	94,188,205
Property and equipment, net	283,369,046	308,559,885
Intangible assets, net	34,452,884	36,598,781
Deferred financing costs, net	9,449,868	11,453,830
Restricted cash	6,657,912	6,560,225
Other assets	46,149	71,970

Total assets	$444,343,670	$457,432,896

Liabilities and Equity
Current liabilities
Current maturities of long-term debt	$1,890,119	$12,432,900
Accounts payable – trade	27,002,506	23,375,729
Accounts payable – related parties	1,337,757	899,102
Income tax payable	183,393	—
Accrued interest payable	3,104,885	8,928,970
Accrued expenses	18,067,527	14,201,278

Total current liabilities	51,586,187	59,837,979
Long-term debt	213,221,539	214,465,329
Deferred tax liability	29,334,399	36,622,111

Total liabilities	294,142,125	310,925,419

Commitments and contingencies (Note 10)
Temporary Equity
Series B senior convertible preferred shares	14,571,989	—

Shareholders’ equity
Preference shares, $.01 par value, 10,000,000 shares authorized, none issued and outstanding at September 30, 2010 and December 31, 2009	—	—
Common shares, $.01 par value, 450,000,000 shares authorized, 83,673,700 and 54,173,700 shares issued and outstanding at September 30, 2010 and December 31, 2009	836,737	541,737
Class B shares, $.01 par value, 40,000,000 shares authorized, none and 29,500,000 shares issued and outstanding at September 30, 2010 and December 31, 2009	—	295,000
Additional paid-in capital	185,233,140	183,880,128
Accumulated other comprehensive income	263,579	—
Accumulated deficit	(50,703,900)	(38,209,388)

Total shareholders’ equity	135,629,556	146,507,477

Total liabilities and equity	$444,343,670	$457,432,896

The accompanying notes are an integral part of these condensed consolidated financial statements.

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)

Condensed Consolidated Statements of Operations (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues
Well servicing	$40,847,610	$23,853,912	$111,521,202	$80,907,991
Fluid logistics	43,128,903	26,618,294	119,762,826	82,748,174

Total revenues	83,976,513	50,472,206	231,284,028	163,656,165

Expenses
Well servicing	32,632,654	22,869,209	89,992,590	72,985,810
Fluid logistics	32,262,539	21,812,340	92,554,158	64,972,027
General and administrative	5,535,451	4,644,809	17,747,263	14,315,264
Depreciation and amortization	10,089,067	9,982,121	29,927,159	29,448,456

Total expenses	80,519,711	59,308,479	230,221,170	181,721,557

Operating income (loss)	3,456,802	(8,836,273)	1,062,858	(18,065,392)

Other income (expense)
Interest income	11,694	34,064	110,603	10,767
Interest expense	(6,770,550)	(6,232,071)	(20,612,136)	(19,292,059)
Gain on early extinguishment of debt	—	—	18,591	1,421,750
Other income (expense)	116,137	(191,585)	7,871	(133,671)

Loss before taxes	(3,185,917)	(15,225,865)	(19,412,213)	(36,058,605)
Income tax (benefit) expense	(1,104,267)	(5,616,145)	(6,917,701)	(12,875,659)

Net loss	(2,081,650)	(9,609,720)	(12,494,512)	(23,182,946)
Preferred shares dividends	(278,432)	—	(342,389)	—

Net loss attributable to common shareholders	$(2,360,082)	$(9,609,720)	$(12,836,901)	$(23,182,946)

Loss per share of common stock attributable to common shareholders
Basic and diluted	$(0.03)	$(0.15)	$(0.15)	$(0.37)
Weighted average number of shares outstanding
Basic and diluted	83,673,700	62,111,200	83,673,700	62,111,200

The accompanying notes are an integral part of these condensed consolidated financial statements.

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)

Condensed Consolidated Statements of Changes in Shareholders’ Equity (unaudited)

	Shares	Amount	Preferred Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Shareholders’ Equity
			Shares	Amount
Balance December 31, 2009	83,673,700	$836,737	—	—	$183,880,128	—	$(38,209,388)	$146,507,477
Share-based compensation	—	—	—	—	1,919,077	—	—	1,919,077
Issuance	—	—	580,800	$14,229,600	—	—	—	—
Net Loss	—	—	—	—	—	—	(12,494,512)	(12,494,512)
Comprehensive Income						$263,579		263,579
Preferred shares dividends, accretion, and offering costs	—	—	7,259	342,389	(566,065)	—	—	(566,065)

Balance September 30, 2010	83,673,700	$836,737	588,059	$14,571,989	$185,233,140	$263,579	$(50,703,900)	$135,629,556

The accompanying notes are an integral part of these condensed consolidated financial statements.

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)

Condensed Consolidated Statements of Cash Flows (unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Cash flows from operating activities
Net loss	$(2,081,650)	$(9,609,720)	$(12,494,512)	$(23,182,946)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation expense	9,354,205	9,266,902	27,761,699	27,302,799
Amortization expense	734,988	715,219	2,165,586	2,145,657
Amortization of Second Priority Notes OID	163,611	169,728	615,202	617,103
Share-based compensation	674,238	622,420	1,919,077	1,869,575
Deferred tax benefit	(1,474,278)	(4,789,918)	(7,287,712)	(12,182,466)
(Gain)/loss on disposal of assets, net	110,416	(3,295)	220,266	(88,281)
Gain on early extinguishment of debt	—	—	(18,591)	(1,421,750)
Bad debt expense	93,068	164,793	995,186	2,497,879
Amortization of deferred financing cost	542,213	510,882	1,657,051	1,425,189
Changes in operating assets and liabilities
Accounts receivable	2,194,674	2,804,407	(26,020,239)	27,970,941
Accounts receivable - related party	52,345	(17,184)	(1,204)	(59,921)
Prepaid expenses	1,237,274	(160,482)	2,267,606	1,751,790
Other assets	3,489	(110,202)	26,530	51,238
Accounts payable - trade	3,460,668	(1,017,997)	6,138,986	(12,060)
Accounts payable - related party	286,096	15,660	439,546	203,141
Accrued expenses	(662,633)	722,514	3,824,594	(1,968,636)
Income taxes payable	183,393	853,605	183,393	339,799
Accrued interest payable	(5,836,907)	(6,487,802)	(5,938,294)	(6,682,601)

Net cash provided by (used in) operating activities	9,035,210	(6,350,470)	(3,545,830)	20,576,450

Cash flows from investing activities
Insurance proceeds	—	84,976	—	1,745,606
Restricted cash	(11,366)	—	(39,678)	—
Purchase of property and equipment	(2,376,938)	(6,919,256)	(5,621,687)	(26,058,864)

Net cash used in investing activities	(2,388,304)	(6,834,280)	(5,661,365)	(24,313,258)

Cash flows from financing activities
Repayment of debt	(1,792,798)	(1,570,566)	(5,151,773)	(4,505,203)
Borrowings under Credit Facility	—	—	—	12,000,000
Proceeds from issuance of preferred stock	—	—	14,229,600	—
Retirement of Second Priority Notes	—	—	(6,778,750)	(3,415,000)
Other	(61,883)	(100,000)	(215,250)	(104,294)

Net cash provided by (used in) financing activities	(1,854,681)	(1,670,566)	2,083,827	3,975,503

Effect of currency translation on cash	(53,936)	—	(53,936)	—
Net increase (decrease) in cash and cash equivalents	4,738,289	(14,855,316)	(7,177,304)	238,695
Cash and cash equivalents
Beginning of period	16,509,774	38,563,078	28,425,367	23,469,067

End of period	$21,248,063	$23,707,762	$21,248,063	$23,707,762

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

3. Basis of Presentation

Interim Financial Information

The unaudited condensed consolidated financial statements of the Forbes Group are prepared in conformity with accounting principles generally accepted in the United States of America, or “GAAP” for interim financial reporting. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted. Therefore, these consolidated financial statements should be read along with the annual audited consolidated financial statements and notes thereto included in Forbes Group’s Annual Report on Form 10-K for the year ended December 31, 2009. In management’s opinion, all adjustments necessary for a fair statement are reflected in the interim periods presented. Interim results for the three and nine months ended September 30, 2010 may not be indicative of results that will be realized for the full year ending December 31, 2010. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Foreign Currency Gains and Losses

Effective July 1, 2010, our international location in Mexico changed its functional currency from the U.S. dollar to the Mexican peso in response to the growing volume of business required to be transacted in the local currency. A significant portion of our contract revenue being collected is also in Pesos. Assets and liabilities are translated using the spot rate on the balance sheet date, while income and expense items are translated at average rates of exchange during the period. The resulting gains or losses arising from the translation of accounts from the functional currency to the U.S. Dollar are included as a separate component of stockholders’ equity in other comprehensive income. If our foreign entity enters into transactions that are denominated in currencies other than their functional currency, these transactions are initially recorded in the functional currency based on the applicable exchange rate in effect on the date of the transaction. At the end of each month, these transactions are remeasured to an equivalent amount of the functional currency based on the applicable exchange rates in effect at that time. Any adjustment required to remeasure a transaction to the equivalent amount of the functional currency at the end of the month is recorded in the income or loss of the foreign entity as a component of other income and expense. See “ Note 17 Other Comprehensive Income .”

Comprehensive Income

Comprehensive income consists of net income and other gains and losses affecting shareholders’ equity that, under generally accepted principles are excluded from net income. The financial statements of the Company’s foreign subsidiaries are translated into U.S. dollars in accordance with generally accepted accounting principles. Where the functional currency of a foreign subsidiary is its local currency, balance sheet accounts are translated at the current exchange rate on the balance sheet date and income statement items are translated at the average exchange rate for the period. Exchange gains or losses resulting from the translation of financial statements of foreign operations are accumulated in other comprehensive income. The foreign currency translation adjustments relate to investments that are permanent in nature and no adjustments for income taxes are made.

We display comprehensive income and its components in our financial statements, and we classify items of comprehensive income by their nature in our financial statements and display the accumulated balance of other comprehensive income separately in our stockholders’ equity.

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

•

In accordance with U.S. GAAP, the $14.6 million of Series B Senior Convertible Preferred Shares are classified as temporary equity on the condensed consolidated balance sheet of the Company. Under Canadian GAAP, the value of Series B Preferred Shares would be bifurcated, allocating the fair value of the conversion feature of the Series B Preferred Shares, initially estimated by the Company as $2.7 million, to Shareholders’ Equity, and the remaining balance, of $11.9 million to long-term liability. The liability portion would then be accreted each period, using the effective interest rate method, in amounts which will increase the liability to its full face amount of the convertible instrument as of the maturity date, with the accretion recorded as interest expense. This difference would not have material impact on the operations or cash flows of the condensed consolidated financial statements of the Company in this report.

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

4. Intangible Assets

The following sets forth the identified intangible assets by major asset class:

	As of September 30, 2010				As of December 31, 2009
	Useful Life (years)	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Customer relationships	15	$31,895,919	$5,847,585	$26,048,334	$31,895,919	$4,252,789	$27,643,130
Trade name	15	8,049,750	1,475,788	6,573,962	8,049,750	1,073,300	6,976,450
Safety training program	15	1,181,924	216,686	965,238	1,181,924	157,590	1,024,334
Dispatch software	10	1,135,282	312,203	823,079	1,135,282	227,055	908,227
Other	10	58,300	16,029	42,271	58,300	11,660	46,640

		$42,321,175	$7,868,291	$34,452,884	$42,321,175	$5,722,394	$36,598,781

The Company expenses costs associated with extensions or renewals of intangible assets. There were no such extensions or renewals in the three and nine months ended September 30, 2010 and 2009. Amortization expense is calculated using the straight-line method over the period indicated. Aggregate amortization expense of intangible assets for the three and nine months ended September 30, 2010 was approximately $0.7 million and $2.1 million, respectively, and $0.7 million and $2.1 million for the three and nine months ended September 30, 2009, respectively. Amortization expense associated with identified intangible assets is expected to be approximately $2.9 million in each of the next five years. The weighted average amortization period remaining for intangible assets is 12 years.

5. Share-Based Compensation

From time to time, the Company grants stock options to its employees, including executive officers, and directors from its Incentive Compensation Plan. For the 2008 Incentive Compensation Plan standard options vest over a three-year period, with approximately one third vesting on the first, second and third anniversaries of the date of grant. For the 2010 stock option issuances, the standard option vests over a two year period, with one fourth vesting on the six month anniversary of the award date and one fourth vesting every six months thereafter, until fully vested. For most grantees, options expire at the earlier of either one year after the termination of grantee’s employment by reason of death, disability or retirement, ninety days after termination of the grantee’s employment other than upon grantee’s death, disability or retirement, or ten years after the date of grant.

The following table presents a summary of the Company’s stock option activity for the nine months ended September 30, 2010.

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at December 31, 2009:	2,680,000	$7.00
Stock options:
Granted	2,540,000	0.65
Exercised	—	—
Forfeited	—	—

Options outstanding at September 30, 2010:	5,220,000	$3.91	8.75 years	97,470

Vested and expected to vest at September 30, 2010	1,786,667	$3.91	8.75 years	97,470

Exercisable at September 30, 2010	1,786,667	$3.91	8.75 years	97,470

During the three and nine months ended September 30, 2010 and three and nine months ended September 30, 2009 the Company recorded total stock based compensation expense of $0.7 million, $1.9 million, $0.6 million and $1.9 million, respectively. No stock-based compensation costs were capitalized as of September 30, 2010. As of September 30, 2010, total unrecognized stock-based compensation costs amounted to $2.8 million (net of estimated forfeitures) and is expected to be recorded over a weighted-average period of 1.2 years.

At September 30, 2010, there were no shares available for future grants under the 2008 Incentive Compensation Plan.

6. Property and Equipment

Property and equipment consisted of the following:

	Estimated Life in Years	September 30, 2010	December 31, 2009
Well servicing equipment	3-15 years	$288,010,291	$287,303,369
Autos and trucks	5-10 years	81,188,858	80,802,973
Disposal wells	5-15 years	16,010,519	14,989,517
Building and improvements	5-30 years	6,404,555	6,125,320
Furniture and fixtures	3-10 years	2,328,229	2,247,541
Land		581,242	581,242
Other	3-15 years	19,562	39,250

		394,543,256	392,089,212
Accumulated depreciation		(111,174,210)	(83,529,327)

		$283,369,046	$308,559,885

Depreciation expense was $9.4 million and $27.8 million for the three and nine months ended September 30, 2010 and $9.3 million and $27.3 million for the three and nine months ended September 30, 2009, respectively.

7. Long-Term Debt

Long-term debt at September 30, 2010 and December 31, 2009, consisted of the following:

	September 30, 2010	December 31, 2009
Second Priority Notes, gross	$192,500,000	$199,750,000
Less: Unamortized original issue discount	(2,835,928)	(3,451,130)

Second Priority Notes, net	189,664,072	196,298,870
First Priority Notes	20,000,000	20,000,000
Paccar notes	5,352,860	6,612,859
Insurance notes	94,726	3,986,500

	215,111,658	226,898,229
Less: Current portion	(1,890,119)	(12,432,900)

	$213,221,539	$214,465,329

Second Priority Notes

On February 12, 2008, FES LLC and FES CAP issued $205.0 million in principal amount of 11% Senior Secured Notes due 2015 (together with notes issued in exchange therefore, the “Second Priority Notes”). The Forbes Group reflects $189.7 million of debt outstanding in its balance sheet as of September 30, 2010, which recognizes the original issue discount as the Second Priority Notes were issued at 97.635% of par and the repurchase of certain Second Priority Notes as described below. The Second Priority Notes mature on February 15, 2015, and require semi-annual interest payments at an annual rate of 11% on February 15 and August 15 of each year until maturity. No principal payments are due until maturity. The Second Priority Notes are senior obligations and rank equally in right of payment with other existing and future senior indebtedness and senior in right of payment to any subordinated indebtedness that may be incurred by the Forbes Group in the future.

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

Details of two of the more significant restrictive covenants in the Second Priority Indenture are set forth below:

•

Limitation on the incurrence of additional debt—In addition to certain defined Permitted Debt (as defined in the Second Priority Indenture), the Forbes Group may only incur additional debt if it is unsecured and if the Fixed Charge Coverage Ratio (as defined in the Second Priority Indenture) for the most recently completed four full fiscal quarters is at least 3.0 to 1.0 for years beginning after December 31, 2009. As of September 30, 2010, the Forbes Group could incur no additional debt as Permitted Debt and under the Fixed Charge Coverage Ratio Test.

•

Limitations on capital expenditures—Subject to certain adjustments, permitted Adjusted Capital Expenditures (as defined in the Second Priority Indenture) that may be made by the Forbes Group are limited to $21.25 million for each quarter in the fiscal year ending December 31, 2010, provided that this base amount of permitted Adjusted Capital Expenditures for each quarter in 2010 will be reduced to $11.25 million for any quarter where, in the immediately preceding quarter, either (a) the average daily spot price for WTI crude oil at Cushing, Oklahoma was less than $80 per barrel or (b) the average daily spot price for natural gas at Henry Hub was less than $8 per MMbtu. As of September 30, 2010, the Forbes Group Capital expenditures for the three and nine months ended September 30, 2010 totaled $1.4 million and $3.0 million, respectively. Under the Second Priority Indenture, the Forbes Group is permitted to carry over into 2010 $10 million in Adjusted Capital Expenditures, which were permitted but unused in 2009.

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

Details of two of the more significant restrictive covenants in the First Priority Indenture are set forth below:

•

Limitation on the incurrence of additional debt—In addition to certain defined Permitted Debt (as defined in the First Priority Indenture), the Forbes Group may only incur additional debt if it is unsecured and if the Fixed Charge Coverage Ratio (as defined in the First Priority Indenture) for the most recently completed four full fiscal quarters is at least 3.0 to 1.0 for years beginning after December 31, 2009. As of December 31, 2009, the Forbes Group could incur no additional debt under the Fixed Charge Coverage Ratio Test.

•

Limitations on capital expenditures—Subject to certain adjustments, permitted Adjusted Capital Expenditures (as defined in the First Priority Indenture) that may be made by the Forbes Group are limited to $21.25 million for each quarter in the fiscal year ending December 31, 2010, provided that this base amount of permitted Adjusted Capital Expenditures for each quarter in 2010 will be reduced to $11.25 million for any quarter where, in the immediately preceding quarter, either (a) the average daily spot price for WTI crude oil at Cushing, Oklahoma was less than $80 per barrel or (b) the average daily spot price for natural gas at Henry Hub was less than $8 per MMbtu. As of September 30, 2010, the Forbes Group Capital expenditures for the three and nine months ended September 30, 2010 totaled $1.4 million and $3.0 million, respectively. Under the First Priority Indenture, the Forbes Group is permitted to carry over into 2010 $10 million in Adjusted Capital Expenditures, which were permitted but unused in 2009.

Each of the First Priority Indenture and Second Priority Indenture provides for events of default, which, if any of them occur, would, in certain circumstances, permit or require the principal, premium, if any, and interest on all the then outstanding First Priority Notes or Second Priority Notes, respectively, to be due and payable immediately. Additionally, in certain circumstances an event of default under the First Priority Indenture would cause an event of default under the cross-default provision of the Second Priority Indenture and vice versa. We were in compliance with the covenants of First and Second Priority Indentures at September 30, 2010.

There are no significant restrictions on FES Ltd’s ability or the ability of any guarantor to obtain funds from its subsidiaries by such means as a dividend or loan. See Note 15 for condensed consolidating information required by Rule 3-10 of Regulation SX.

Paccar Notes

During 2008, the Forbes Group financed the purchase of certain vehicles and equipment through commercial loans with Paccar Financial Group, with aggregate principal amounts outstanding as of September 30, 2010 and December 31, 2009 of approximately $5.4 million and $6.6 million, respectively. These loans are repayable in 60 monthly installments with the maturity dates ranging from May 2013 to October 2013. Interest accrues at rates ranging from 7.5% to 7.6% and is payable monthly. The loans are collateralized by equipment purchased with the proceeds of such loans.

Insurance Notes

During 2009 and 2010, the Forbes Group entered into promissory notes with First Insurance Funding for the payment of insurance premiums in an aggregate principal amount outstanding as of September 30, 2010, and December 31, 2009 of approximately $0.1 million and $4.0 million, respectively. The differences in the balances at the two dates results from the insurance renewal for all policies during October except Directors and Officers insurance. Therefore, as of September 30, 2010 all note balances except the Directors and Officers policy were paid in full. The Directors and Officers policy had a balance of $0.1 million. These notes are or were payable in twelve monthly installments with maturity dates of September 15, 2010 and September 15, 2009. Interest accrues or accrued at a rate of approximately 3.6% and 4.4% for 2010 and 2009, respectively, and is payable monthly. The amount outstanding could be substantially offset by the cancellation of the related insurance coverage.

8. Fair Value of Financial Instruments

The following is a summary of the carrying amounts and estimated fair values of our financial instruments as of September 30, 2010 and December 31, 2009. Fair value is defined as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

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

	September 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
11.0% Second Priority Notes	$192,500,000	$175,175,000	$199,750,000	$185,767,500

The fair value of our Second Priority Notes is based upon the quoted market prices at September 30, 2010 and December 31, 2009.

9. Related Party Transactions

The Forbes Group enters into transactions with related parties in the normal course of conducting business. Accounts receivable–related parties and Accounts payable–related parties result from transactions with related parties which are at terms consistent with those available to third-party customers and from third-party vendors.

Messrs, John E. Crisp, and Charles C. Forbes Jr., executive officers and directors of FES Ltd, are also owners and managers of Alice Environmental Services, LP (“AES”). The Forbes Group has entered into the following transactions with AES and its subsidiaries:

•	AES owns aircraft that the Forbes Group uses on a regular basis.

•	The Forbes Group has also entered into long-term operating leases with AES for well service rigs, vacuum trucks and related equipment.

•	The Forbes Group has entered into long-term real property, disposal well leases and disposal well operating agreements with AES.

During December 2008, the Forbes Group leased 10 workover rigs from AES under long-term operating leases. In January 2010, the Forbes Group began renting additional equipment from AES on a monthly basis which includes trucks, tanks, swab units, and other equipment. For the three months ended September 30, 2010 and 2009 Forbes Group recognized no revenue from AES, expenses of approximately $2.4 million and $2.0 million, respectively, and no capital expenditures, respectively. For the nine months ended September 30, 2010 and 2009 the Company recognized no revenues from AES, expenses related to rental facilities and equipment, salt water disposals and contract services of approximately $6.9 million and $6.3 million, respectively, and no capital expenditures. Accounts payable to AES as of September 30, 2010 and December 31, 2009, resulting from such transactions were $251,000 and $683,000 respectively. The Forbes Group had no accounts receivable from AES as of September 30, 2010 or December 31, 2009.

The Forbes Group rents or leases twelve separate properties from AES for separate parcels of land and buildings. Ten of the leases were entered into at various dates subsequent to December 31, 2006. Each lease has a five-year term with the Forbes Group having the option to extend from between one and five years. Two of the leases are oral. Aggregate amounts paid for the twelve rentals and leases were $0.3 million and $1.0 million for the three and nine months ended September 30, 2010, and $0.3 million and $0.9 million for the three and nine months ended September 30, 2009, respectively.

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

Dorsal Services, Inc. is a trucking service provider that provides services to the Forbes Group. Messr. Crisp is a partial owner of Dorsal Services, Inc. The Forbes Group recognized revenues of $1,000 and $13,000; expenses of approximately $140,000 and $31,000; and no capital expenditures from transactions with Dorsal Services, Inc. for the three months ended September 30, 2010 and 2009, respectively. The Company recognized revenues of approximately $4,000 and $51,000; expenses of approximately $619,000 and $117,000, and capital expenditures of approximately $38,000 and $0 from transactions with Dorsal Services, Inc. for the nine months ended September 30, 2010 and 2009, respectively. The Forbes Group had accounts receivable from Dorsal Services, Inc. of $112,000 and $162,000 as of September 30, 2010 and December 31, 2009, respectively, resulting from such transactions. The Forbes Group had accounts payable to Dorsal Services, Inc. of $58,000 and $144,000 as of September 30, 2010 and December 31, 2009, resulting from such transactions.

Tasco Tool Services, Inc. is a down-hole tool company that rents and sells tools to the Forbes Group from time to time. Messr. Forbes is a partial owner of Tasco Tool Services. The Forbes Group had revenues from Tasco of $200 and $300 and recognized expenses of approximately $10,000 and $11,000 and capital expenditures of $0 and $57,000 related to transactions with Tasco for the three months ended September 30, 2010 and 2009, respectively. The Company had revenues from Tasco of $2,700 and $600 and recognized expenses of approximately $68,000 and $49,000 and capital expenditures of $0 and $130,000 related to transactions with Tasco for the nine months ended September 30, 2010 and 2009, respectively. Accounts payable to Tasco as of September 30, 2010 and December 31, 2009 were $6,000 and $20,000, respectively, resulting from these transactions.

The C. W. Hahl Lease, an oil and gas lease, is owned by Messr. Forbes. The Forbes Group recognized no revenues for the three months ended September 30, 2010 and 2009. The Forbes Group recognized no revenues for the nine months ended September 30, 2010 and 2009. Accounts receivable as of September 30, 2010 and December 31, 2009 were $1,000 and $1,000, respectively. The Forbes Group had no expenses or accounts payable from the C. W. Hahl Lease for either period.

FCJ Management LLC (“FCJ”) is a company that leases land and facilities to the Forbes Group and is owned by Messrs. Crisp and Forbes and Messr. Robert Jenkins, a manager of one of the subsidiaries of FES Ltd. The Forbes Group recognized expenses of $9,000 and $5,000 for the three months ended September 30, 2010 and 2009, respectively. The Company recognized expenses of $27,000 and $14,000 for the nine months ended September 30, 2010 and 2009, respectively. No revenues have been recognized from FCJ for any period. The Forbes Group had no accounts receivable from FCJ or accounts payable to FCJ as of September 30, 2010 or December 31, 2009.

C&F Partners is an entity that is owned by Messrs. Crisp and Forbes. The Forbes Group recognized expenses of $125,000 and $120,000 for the three months ended September 30, 2010 and 2009 respectively. The Forbes Group recognized expenses of $395,000 and $376,000 for the nine months ended September 30, 2010 and 2009, respectively. All expenses are related to aircraft rental. There were no capital expenditures for any period. There were no accounts receivable, and accounts payable were $42,000 and $0 as of September 30, 2010 and December 31, 2009.

Resonant Technology Partners is a computer networking group that provides services to the Forbes Group. A director of the Forbes Group has an interest in the computer networking company. The Forbes Group recognized expenses of $86,000 and $28,000; and no capital expenditures for the three months ended September 30, 2010 and September 30, 2009 respectively. The Company recognized expenses of $205,000 and $158,000; and capital expenditures of approximately $28,000 and $0 for the nine months ended September 30, 2010 and 2009. The Forbes Group had accounts payable of approximately $83,000 and $34,000 as of September 30, 2010 and December 31, 2009.

Wolverine Construction, Inc is a construction and site preparation services company that is owned by a son of Messr. Crisp. The Forbes Group recognized capital expenditures of approximately $0 and $9,000, revenues of approximately $4,000 and $3,000 and expenses of approximately $1.0 million and $126,000 for the three months ended September 30, 2010, and September 30, 2009, respectively. The Forbes Group recognized capital expenditures of approximately $0 and $119,000, revenues of approximately $52,000 and $5,000 and expenses of approximately $2.1 million and $765,000 for the nine months ended September 30, 2010, and September 30, 2009, respectively. The Forbes Group had accounts receivable from Wolverine as of September 30, 2010 and December 31, 2009 of approximately $57,000 and $6,000 respectively. The Forbes Group had accounts payable due to Wolverine of approximately $820,000 and $19,000 as of September 30, 2010 and December 31, 2009, respectively.

Testco is a company that provides valve and gathering system testing services to the Forbes Group. Messrs. Crisp and Forbes and a son of Messr. Crisp are partial owners of Testco. The Forbes Group recognized revenues of approximately $1,000 and zero, and expenses of approximately $1,000 and $8,000 for the three months ended September 30, 2010 and 2009, respectively. The Forbes Group recognized $4,000 and $0 in revenues and expenses of approximately $4,000 and $8,000 for the nine months ended September 30, 2010 and 2009, respectively. The Forbes Group had no accounts receivable from and no accounts payable to Testco as September 30, 2010 and December 31, 2009, respectively.

CJ Petroleum Service LLC (“CJ Petroleum”) is a company that owns saltwater disposal wells and is owned by Messrs. Forbes and Crisp, two sons of Messr. Crisp, and a director of the Forbes Group. The Forbes group recognized no revenue, expenses of approximately $50,000 and zero, and no capital expenditures for the three months ended September 30, 2010 and September 30, 2009, respectively. We recognized no revenues, expenses of approximately $53,000 and zero and no capital expenditures for the nine months ended September 30, 2010 and September 30, 2009, respectively. We had no accounts receivable from CJ Petroleum as of September 30, 2010 and December 31, 2009. We had accounts payable of $21,000 to CJ Petroleum as of September 30, 2010 and zero as of December 31, 2009.

LA Contractors Ltd is a bulk material hauling company partially owned by Messr. Crisp and his sons, a son of Messr. Forbes, and a director of the Forbes Group. The Forbes Group recognized revenue of zero and $2,000, expenses of $36,000 and $10,000 and no capital expenditures for the three months ended September 30, 2010 and September 30, 2009, respectively. We recognized revenue zero and $2,000, expenses of $158,000 and $22,000 and capital expenditures of $77,000 and $34,000 for the nine months ended September 30, 2010 and September 30, 2009, for the nine months ended September 30, 2010 and September 30, 2009, respectively. We had accounts payable to LA Contractors of $32,000 and $3,000 as of September 30, 2010 and December 31, 2009, respectively.

Energy Fishing and Rentals, Inc. (“EFR”) is a specialty oilfield tool company that is partially owned by Messrs. Crisp and Forbes. EFR rents and sells tools to the Forbes Group from time to time. The Forbes Group had revenues from EFR of $0 and $0 and recognized expenses of approximately $16,000 and $19,000 and no capital expenditures to transactions with EFR for the three months ended September 30, 2010 and 2009, respectively. The Company had revenues from EFR of $1,000 and $0 and recognized expenses of approximately $28,000 and $27,000 and capital expenditures of $11,000 and $331,000 related to transactions with EFR for the nine months ended September 30, 2010 and 2009, respectively. Accounts payable to EFR as of September 30, 2010 and December 31, 2009 were $16,000 and $18,000, respectively, resulting from these transactions.

The Forbes Group has a relationship with a bank in which the President, Chief Executive Officer, and director is also a director of the Forbes Group. As of September 30, 2010 and December 31, 2009, the Forbes Group had $6.6 million and $7.2 million on deposit with this bank.

Messr. Crisp is on the board and Messr. Forbes is on the board and has an interest in a bank with which the Forbes Group conducts business. As of September 30, 2010 and December 31, 2009 the Forbes Group had $2.9 million and $1.3 million on deposit with this bank.

10. Commitments and Contingencies

Concentrations of Credit Risk

Financial instruments which subject the Forbes Group to credit risk consist primarily of cash balances maintained in excess of federal depository insurance limits and trade receivables. The Forbes Group restricts investment of temporary cash investments to financial institutions with high credit standings. The Forbes Group’s customer base consists primarily of multi-national and independent oil and natural gas producers. The Forbes Group does not require collateral on its trade receivables. For the nine months ended September 30, 2010 Forbes Group’s largest customer, five largest customers, and ten largest customers constituted 14.4%, 35.9%, and 51.0% of revenues, respectively. The loss of any one of our top five customers would have a negative impact on the revenues and profits of the company. Further, our trade accounts receivable are from companies within the oil and natural gas industry and as such the Forbes Group is exposed to normal industry credit risks. The Forbes Group continually evaluates its reserves for potential credit losses and establishes reserves for such losses.

Self-Insurance

The Forbes Group is self-insured under its Employee Group Medical Benefits Plan for the first $125,000 per individual plus a $235,000 aggregate specific deductible. In October 2009 the Forbes Group eliminated the self-insured portion of worker’s compensation, general liability and automobile liability. Incurred and unprocessed claims as of September 30, 2010 and December 31, 2009 amount to approximately $2.0 million and $2.0 million, respectively. These claims are unprocessed, therefore their values are estimated and included in accrued expenses in the accompanying condensed consolidated balance sheets. In addition to accruals for the self-insured portion of the Employee Group Medical Benefits Plan, the liability for incurred and unprocessed claims also includes estimated “run off” liabilities payable at future dates related to the worker’s compensation, general liability and automobile liability self-insurance program that was eliminated in October 2009.

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

11. Supplemental Cash Flow Information

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Cash paid for
Interest	$11,901,901	$11,155,444	$24,684,120	$22,798,366
Taxes	—	—	—	500,000
Supplemental schedule of non-cash investing and financing activities
Changes in accrued capital expenditures	$1,074,119	$(3,016,735)	$2,812,349	$(11,122,662)
Preferred shares dividends and accretion costs	278,432	—	342,389	—

12. Loss per Share

Basic net loss per share is computed by dividing net loss available to common shareholders by the weighted average common shares outstanding during the period (including for the periods prior to May 28, 2010, the Class B Shares convertible into common shares). Diluted net loss per share takes into account the potential dilution that could occur if securities or other contracts to issue common shares, such as warrants, options and convertible preference shares, were exercised and converted into Common shares. Potential common stock equivalents that have been issued by the Forbes Group relate to outstanding stock options, which are determined using the treasury stock method, and the Series B Senior Convertible Preferred Shares, which are determined using the “if converted” method. As of September 30, 2010 and 2009, there were zero and 2.7 million options to purchase common shares outstanding, and 588,059 and -0- Series B Senior Convertible Preferred Shares outstanding, respectively. We did not include any common shares covered by the options in the calculation of diluted loss per share during any period presented as they would be antidilutive.

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

In accordance with ACC 260, securities are deemed to not be participating in losses if there is no obligation to fund such losses. Since the Company reported a loss from operations for the three and nine months ended September 30, 2010, the Series B Preferred Stock was not deemed to be a participating security for the three and nine months ended September 30, 2010 pursuant to ASC 260.

The following table sets forth the computation of basic and diluted earnings per share:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Basic and Diluted:
Net loss	$(2,081,650)	$(9,609,720)	$(12,494,512)	$(23,182,946)

Accumulated preferred stock dividends and accretion	(278,432)	—	(342,389)	—

Net loss attributable to common stockholders	(2,360,082)	(9,609,720)	(12,836,901)	(23,182,946)

Weighted average common shares	83,673,700	62,111,200	83,673,700	62,111,200

Basic and Diluted net loss per share	$(0.03)	$(0.15)	$(0.15)	$(0.37)

13. Income Taxes

The Company’s benefit from application of the effective tax rate for the nine months ended September 30, 2010 was estimated to be 37.8% based on a pre-tax loss of $19.4 million. The difference between the effective rate and 35% statutory rate is primarily related to the rate of Mexican flat tax. For the nine months ended September 30, 2009, the effective tax rate was 35.7%.

The Forbes Group is subject to the Texas Franchise tax. The Texas Franchise tax is a tax equal to one percent of Texas-sourced revenue reduced by the greater of (a) cost of goods sold (as defined by Texas law), b) compensation (as defined by Texas law) or (c) thirty percent of the Texas-sourced revenue. The Forbes Group accounts for the revised Texas Franchise tax in accordance with ASC 740, as the tax is derived from a taxable base that consists of income less deductible expenses. For the nine months ended September 30, 2010 and 2009, the Forbes Group recorded franchise tax expense of zero and $490,000, respectively.

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

The following table sets forth certain financial information with respect to the Company’s reportable segments:

	Well Servicing	Fluid Logistics	Consolidated
Three months ended September 30, 2010
Operating revenues	$40,847,610	$43,128,903	$83,976,513
Direct operating costs	32,632,654	32,262,539	64,895,193

Segment profits	$8,214,956	$10,866,364	$19,081,320

Depreciation and amortization	$5,575,700	$4,513,367	$10,089,067
Capital expenditures	587,106	778,998	1,366,104
Assets	378,603,777	245,851,671	644,461,448
Three months ended September 30, 2009
Operating revenues	$23,853,912	$26,618,294	$50,472,206
Direct operating costs	22,869,209	21,812,340	44,681,549

Segment profits	$984,703	$4,805,954	$5,790,657

Depreciation and amortization	$5,481,239	$4,500,882	$9,982,121
Capital expenditures	3,732,422	174,370	3,906,792
Assets	369,140,098	244,683,178	613,823,276
Nine months ended September 30, 2010
Operating revenues	$111,521,202	$119,762,826	$231,284,028
Direct operating costs	89,992,590	92,554,158	182,546,748

Segment profits	$21,528,612	$27,208,668	$48,737,280

Depreciation and amortization	$16,496,184	$13,430,975	$29,927,159
Capital expenditures	1,430,379	1,546,230	2,976,609
Assets	378,603,777	265,857,671	644,461,448
Nine months ended September 30, 2009
Operating revenues	$80,907,991	$82,748,174	$163,656,165
Direct operating costs	72,985,810	64,972,027	137,957,837

Segment profits	$7,922,181	$17,776,147	$25,698,328

Depreciation and amortization	$16,047,021	$13,401,435	$29,448,456
Capital expenditures	13,189,867	1,751,101	14,940,968
Assets	369,140,098	244,683,178	613,823,276

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Reconciliation of the Forbes Group Operating Income as Reported:
Segment profits	$19,081,320	$5,790,657	$48,737,280	$25,698,328
General and administrative exp	5,535,451	4,644,809	17,747,263	14,315,264
Depreciation and amortization	10,089,067	9,982,121	29,927,159	29,448,456

Operating income (loss)	3,456,802	(8,836,273)	1,062,858	(18,065,392)
Other expenses, net	6,642,719	(6,389,592)	(20,475,071)	(17,993,213)

Loss before income taxes	$(3,185,917)	$(15,225,865)	$(19,412,213)	$(35,058,605)

	As at September 30, 2010	As at December 31, 2009
Reconciliation of the Forbes Group Assets as Reported:
Total reportable segments	$644,461,448	$618,586,297
Eliminate internal transactions	(787,672,217)	(716,571,067)
Parent	587,554,439	555,417,666

Total assets	$444,343,670	$457,432,896

Financial information about geographic areas

Revenues from the Company’s non-U.S. operations were $11.7 million and $8.7 million for the three months end September 30, 2010 and September 30, 2009, respectively. Revenues from the Company’s non-U.S. operations were $33.3 million and $18.4 million for the nine months ended September 30, 2010 and September 30, 2009, respectively. All other revenue was generated by the Company’s U.S. operations. Long-lived assets located in Mexico were approximately $25.4 million and $25.3 million as of September 30, 2010 and December 31, 2009, which includes the value of leased equipment transferred to Mexico. All other long-lived assets were located in the U.S.

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

Condensed Consolidating Balance Sheet

As of September 30, 2010

	Parent	Issuers	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$857,147	$1,247,897	$19,079,487	$63,532	$—	$21,248,063
Restricted cash	—	2,874,271	—	—	—	2,874,271
Accounts receivable	24,319,836	—	65,389,205	14,920,862	(20,852,528)	83,777,375
Other current assets	(1,728)	60,146	2,020,418	54,711	334,555	2,468,102

Total current assets	25,175,255	4,182,314	86,489,110	15,039,105	(20,517,973)	110,367,811
Property and equipment, net	535,043	—	281,906,494	927,509	—	283,369,046
Investments in affiliates	16,009,367	97,833,052	(2,624,390)	—	(111,218,029)	—
Intercompany receivables	90,567,813	111,993,761	—	(9,040,975)	(193,520,599)	—
Intercompany note receivable	5,057,833	—	—	—	(5,057,833)	—
Intangible assets, net	—	—	34,452,884	—	—	34,452,884
Deferred financing costs, net	—	9,449,868	—	—	—	9,449,868
Restricted cash	—	6,657,912	—	—	—	6,657,912
Other assets	13,144	—	24,431	8,574	—	46,149

Total assets	$137,358,455	$230,116,907	$400,248,529	$6,934,213	$(330,314,434)	$444,343,670

Liabilities and Shareholders’ Equity

Current liabilities
Accounts payable	$17,951,983	$958,289	$18,967,839	$1,003,617	$(10,541,465)	$28,340,263
Accrued liabilities	2,501,120	3,389,454	10,603,590	3,302,774	1,558,867	21,355,805
Current maturities of long-term debt	—	94,727	1,795,392	—	—	1,890,119

Total current liabilities	20,453,103	4,442,470	31,366,821	4,306,391	(8,982,598)	51,586,187
Long-term debt, net of current maturities	—	209,664,072	3,557,467	—	—	213,221,539
Intercompany payables	—	—	205,055,976	—	(205,055,976)	—
Intercompany note payable	(194,643)	—	—	5,252,476	(5,057,833)	—
Deferred tax liability	(33,101,549)	—	62,435,948	—	—	29,334,399

Total liabilities	(12,843,089)	214,106,542	302,416,212	9,558,867	(219,096,407)	294,142,125

Series B Convertible Preferred Shares	14,571,989	—	—	—	—	14,571,989
Shareholders’ equity	135,629,555	16,010,365	97,832,317	(2,624,654)	(111,218,027)	135,629,556

Total liabilities and shareholders’ equity	$137,358,455	$230,116,907	$400,248,529	$6,934,213	$(330,314,434)	$444,343,670

Condensed Consolidating Balance Sheet

As of December 31, 2009

	Parent	Issuers	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$12,577,404	$7,860,204	$7,973,636	$14,123	$—	$28,425,367
Restricted cash	—	2,932,279	—	—	—	2,932,279
Accounts receivable	20,747,276	9,078	40,203,774	15,992,327	(18,858,590)	58,093,865
Other current assets	(14,107)	401,021	4,231,170	118,610	—	4,736,694

Total current assets	$33,310,573	$11,202,582	$52,408,580	$16,125,060	$(18,858,590)	$94,188,205

Property and equipment, net	546,107	—	307,115,247	898,531	—	308,559,885
Investments in affiliates	40,712,544	97,919,974	680,424	—	(139,312,942)	—
Intercompany receivables	63,984,843	143,549,204	—	—	(207,534,047)	—
Intercompany note receivable	5,013,405	—	—	—	(5,013,405)	—
Intangible assets, net	—	—	36,598,781	—	—	36,598,781
Deferred financing costs, net	—	11,453,830	—	—	—	11,453,830
Restricted cash	—	6,560,225	—	—	—	6,560,225
Other assets	1,890	27,500	31,436	11,144	—	71,970

Total assets	$143,569,362	$270,713,315	$396,834,468	$17,034,735	$(370,718,984)	$457,432,896

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$21,340,568	$445,376	$16,706,926	$5,137,388	$(19,355,427)	$24,274,831
Accrued liabilities	1,041,085	9,269,026	9,269,096	3,074,506	476,535	23,130,248
Current portion of long-term debt	—	10,736,500	1,696,400	—	—	12,432,900

Total current liabilities	22,381,653	20,450,902	27,672,422	8,211,894	(18,878,892)	59,837,979
Long-term debt	—	209,548,870	4,916,459	—	—	214,465,329
Intercompany payables	—	—	204,384,800	3,128,945	(207,513,745)	—
Intercompany note payable	—	—	—	5,013,405	(5,013,405)	—
Deferred tax liability (benefit)	(25,319,770)	—	61,941,881	—	—	36,622,111

Total liabilities	(2,938,117)	229,999,772	298,915,562	16,354,244	(231,406,042)	310,925,419

Shareholders’ equity	146,507,479	40,713,543	97,918,906	680,491	(139,312,942)	146,507,477

Total liabilities and shareholders’ equity	$143,569,362	$270,713,315	$396,834,468	$17,034,735	$(370,718,984)	$457,432,896

Condensed Consolidating Statement of Operations

For the Three Months Ended September 30, 2010

	Parent	Issuers	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues

Well servicing	$11,745,846	—	$29,796,857	$1,774,404	$(2,469,497)	$40,847,610
Fluid logistics	—	—	43,128,903	—	—	43,128,903

Total revenues	11,745,846	—	72,925,760	1,774,404	(2,469,497)	83,976,513

Expenses
Well servicing	10,393,229	—	23,006,973	2,343,228	(3,110,776)	32,632,654
Fluid logistics	—	—	32,262,539	—	—	32,262,539
General and administrative	880,955	1,529,781	3,107,922	(616,639)	633,432	5,535,451
Depreciation and amortization	35,901	—	9,992,530	60,636	—	10,089,067

Total expenses	11,310,085	1,529,781	68,369,964	1,787,225	(2,477,344)	80,519,711

Operating income	435,761	(1,529,781)	4,555,796	(12,821)	7,847	3,456,802
Interest income (expense), net	7,485	(6,654,961)	(102,194)	(10,759)	1,573	(6,758,856)
Equity in income (loss) of affiliates	(3,738,131)	4,446,611	(124,078)	—	(584,402)	—
Other income, net	(85,931)	—	117,532	86,108	(1,572)	116,137

Income before taxes	(3,380,816)	(3,738,131)	4,447,056	62,528	(576,554)	(3,185,917)
Income tax expense	(1,290,885)	—	—	186,618	—	(1,104,267)

Net income (loss)	$(2,089,931)	$(3,738,131)	$4,447,056	$(124,090)	$(576,554)	$(2,081,650)

Condensed Consolidating Statement of Operations

For the Three Months Ended September 30, 2009

	Parent	Issuers	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues

Well servicing	$7,625,415	$—	$16,742,325	$796,646	$(1,310,474)	$23,853,912
Fluid logistics	—	—	26,618,294	—	—	26,618,294

Total revenues	7,625,415	—	43,360,619	796,646	(1,310,474)	50,472,206

Expenses

Well servicing	8,655,943	—	16,816,970	(2,197,319)	(406,385)	22,869,209

Fluid logistics	—	—	21,812,340	—	—	21,812,340

General and administrative	1,777,993	1,358,927	2,228,444	274,046	(994,601)	4,644,809
Depreciation and amortization	(72,991)	—	9,923,604	49,746	81,762	9,982,121

Total expenses	10,360,945	1,358,927	50,781,358	(1,873,527)	(1,319,224)	59,308,479

Operating income (loss)	(2,735,530)	(1,358,927)	(7,420,739)	2,670,173	8,750	(8,836,273)

Interest income (expense), net	40,574	(5,437,535)	(794,450)	(10,126)	(19,767)	(6,221,304)
Equity in income (loss) of affiliates	(12,188,705)	(5,513,067)	2,349,168	—	15,352,604	—

Other income (loss), net	(97,478)	120,824	18,604	(221,255)	11,017	(168,288)

Income (expense) before taxes	(14,981,139)	(12,188,705)	(5,847,417)	2,438,792	15,352,604	(15,225,865)

Income tax expense (benefit)	(5,371,419)	—	(334,115)	89,389	—	(5,616,145)

Net income (loss)	$(9,609,720)	$(12,188,705)	$(5,513,302)	$2,349,403	$15,352,604	$(9,609,720)

Condensed Consolidating Statement of Operations

For the Nine Months Ended September 30, 2010

	Parent	Issuers	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues
Well servicing	$33,252,919	—	80,369,412	$12,487,655	$(14,588,784)	$111,521,202
Fluid logistics	—	—	119,762,826	—	—	119,762,826

Total revenues	33,252,919	—	200,132,238	12,487,655	(14,588,784)	231,284,028

Expenses
Well servicing	28,755,260	—	65,710,284	7,888,990	(12,361,944)	89,992,590
Fluid logistics	—	—	92,554,158	—	—	92,554,158
General and administrative	5,431,824	4,610,568	8,549,204	1,390,138	(2,234,471)	17,747,263
Depreciation and amortization	117,650	—	29,627,422	182,087	—	29,927,159

Total expenses	34,304,734	4,610,568	196,441,068	9,461,215	(14,596,415)	230,221,170

Operating income	(1,051,815)	(4,610,568)	3,691,170	3,026,440	7,631	1,062,858
Interest income (expense), net	23,739	(20,213,525)	(287,433)	(25,887)	1,573	(20,501,533)
Equity in income (loss) of affiliates	(21,522,435)	3,280,438	(124,078)	—	18,366,075	—
Other income, net	2,943,519	21,220	1,107	(2,938,025)	(1,359)	26,462

Income before taxes	(19,606,992)	(21,522,435)	3,280,766	62,528	18,373,920	(19,412,213)
Income tax expense	(7,104,319)	—	—	186,618	—	(6,917,701)

Net income (loss)	$(12,502,673)	$(21,522,435)	$3,280,766	$(124,090)	$18,373,920	$(12,494,512)

Condensed Consolidating Statement of Operations

For the Nine Months Ended September 30, 2009

	Parent	Issuers	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues

Well servicing	$18,409,876	$—	$66,441,052	$9,415,713	$(13,358,650)	$80,907,991
Fluid logistics	—	—	82,748,174	—	—	82,748,174

Total revenues	18,409,876	—	149,189,226	9,415,713	(13,358,650)	163,656,165

Expenses
Well servicing	18,826,178	—	59,923,413	4,986,248	(10,750,029)	72,985,810
Fluid logistics	—	—	64,972,027	—	—	64,972,027
General and administrative	3,676,595	4,823,914	7,159,644	1,245,775	(2,590,664)	14,315,264
Depreciation and amortization	8,771	—	29,307,907	131,778	—	29,448,456

Total expenses	22,511,544	4,823,914	161,362,991	6,363,801	(13,340,693)	181,721,557

Operating income (loss)	(4,101,668)	(4,823,914)	(12,173,765)	3,051,912	(17,957)	(18,065,392)

Interest income (expense), net	30,679	(18,010,249)	(1,281,724)	(20,021)	23	(19,281,292)

Equity in income (loss) of affiliates	(31,772,951)	(10,481,815)	2,593,782	—	39,660,984	—
Other income (loss), net	(102,974)	1,543,027	97,850	(267,758)	17,934	1,288,079

Income (expense) before taxes	(35,946,914)	(31,772,951)	(10,763,857)	2,764,133	39,660,984	(36,058,605)
Income tax expense (benefit)	(12,763,968)	—	(281,783)	170,092	—	(12,875,659)

Net income (loss)	$(23,182,946)	$(31,772,951)	$(10,482,074)	$2,594,041	$39,660,984	$(23,182,946)

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2010

	Parent	Issuers	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities
Net cash provided by operating activities	$(25,949,857)	$4,089,468	$18,211,214	$103,345	$—	$(3,545,830)

Cash flows from investing activities
Change in restricted cash	—	(39,678)	—	—	—	(39,678)
Purchase of property and equipment	—	—	(5,621,687)	—	—	(5,621,687)

Net cash used in investing activities	—	(39,678)	(5,621,687)	—	—	(5,661,365)

Cash flows from financing activities
Other		—	(223,676)	—	—	(223,676)
Proceeds from issuance of preferred stock	14,229,600	—		—	—	14,229,600
Repayments of debt	—	(10,662,097)	(1,260,000)			(11,922,097)

Net cash provided by (used in) financing activities	14,229,600	(10,662,097)	(1,483,676)	—	—	2,083,827

Effect on currency translation in cash				(53,936)		(53,936)
Net increase/(decrease) in cash and cash equivalents	(11,720,257)	(6,612,307)	11,105,851	49,409	—	(7,177,304)
Cash and cash equivalents

Beginning of period	12,577,404	7,860,204	7,973,636	14,123	—	28,425,367

End of period	$857,147	$1,247,897	$19,079,487	$63,532	$—	$21,248,063

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2009

	Parent	Issuers	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities
Net cash provided by operating activities	$(115,868)	$15,985,037	$3,918,915	$788,366	$—	$20,576,450

Cash flows from investing activities
Insurance proceeds	—	—	1,745,606	—	—	1,745,606
Purchase of property and equipment	—	—	(25,155,378)	(903,486)	—	(26,058,864)

Net cash used in investing activities	—	—	(23,409,772)	(903,486)	—	(24,313,258)

Cash flows from financing activities
Payments related to issuance of common stock	—	—	(100,000)	—	—	(100,000)
Stock offering costs	(4,294)	—	—	—	—	(4,294)
Net borrowings under the Credit Facility	—	—	12,000,000	—	—	12,000,000

Repayments of debt	—	(4,566,104)	(3,364,099)	—	—	(7,920,203)

Net cash provided by (used in) financing activities	(4,294)	(4,556,104)	8,535,901	—	—	3,975,503

Net increase/(decrease) in cash and cash equivalents	(120,162)	11,428,933	(10,954,956)	(115,120)	—	238,695
Cash and cash equivalents

Beginning of period	136,891	196,738	23,115,657	19,781	—	23,469,067

End of period	$16,729	$11,625,671	$12,160,701	$(95,339)	$—	$23,707,762

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

The Series B Preferred Shares are not redeemable as of September 30, 2010. The Company paid a closing fee to the Investors of $290,400 which is netted with the proceeds from the sale of the Series B Preferred Shares in temporary equity on the consolidated balance sheet. The value of the Series B Preferred Shares is being accreted up to redemption value from the date of issuance to the earliest redemption date of the instrument using the effective interest rate method. If the Series B Preferred Shares had been redeemed as of September 30, 2010, the redemption amount would have been approximately $14,762,856.

17. Other Comprehensive Income

The components of our accumulated other comprehensive income are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net (loss)	$(2,081,650)	$(9,609,720)	$(12,464,512)	$(23,182,946)
Foreign currency translation gain	263,579	—	263,579	—

Other comprehensive income	$(1,818,071)	$(9,609,720)	$(12,200,933)	$(23,182,946)

The local currency is the functional currency for our operations in Mexico. The cumulative translation gains and losses resulting from translating our foreign entity’s financial statements from the Pesos to U.S. Dollars are included in other comprehensive income and accumulated in stockholders’ equity until a partial or complete sale or liquidation of our net investment in the foreign entity.

18. Subsequent Events

Subsequent events have been evaluated through the filing date of this Form 10-Q.

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

Overview

Forbes Energy Services Ltd., or FES Ltd, and its domestic subsidiaries, Forbes Energy Services LLC, or FES LLC, Forbes Energy Capital Inc., or FES CAP, C.C. Forbes, LLC, or CCF, TX Energy Services, LLC, or TES, Superior Tubing Testers, LLC, or STT, and Forbes Energy International, LLC, or FEI LLC, are headquartered in Alice, Texas and conduct business primarily in the state of Texas. In late 2008, FES LLC and FEI LLC formed Forbes Energy Services México, S. de R.L. de C.V., or FES Mexico and Forbes Energy Services México servictos de Personal, S. de R.L. de C.V., Mexican limited liability companies (sociedad de responsabilidad limitada de capital variable) to conduct operations in Mexico.

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

We currently conduct our operations through the following two business segments:

•

Well Servicing. Our well servicing segment comprised 48.6% and 48.2% of consolidated revenues for the three and nine months ended September 30, 2010, respectively. At September 30, 2010, our well servicing segment utilized our modern fleet of 173 owned or leased well servicing rigs, which included 162 workover rigs and 11 swabbing rigs, and related assets and equipment. These assets are used to provide (i) well maintenance, including remedial repairs and removal and replacement of downhole production equipment, (ii) well workovers, including significant downhole repairs, re-completions and re-perforations, (iii) completion and swabbing activities, and (iv) plugging and abandoning services. In addition, we have a fleet of nine tubing testing units that are used to conduct pressure testing of oil and natural gas production tubing.

•

Fluid Logistics. Our fluid logistics segment comprised 51.4% and 51.8% of consolidated revenues for the three and nine months ended September 30, 2010, respectively. Our fluid logistics segment utilized our fleet of owned or leased fluid transport trucks and related assets, including specialized vacuum, high-pressure pump and tank trucks, frac tanks, water wells, salt water disposal wells and facilities, and related equipment. These assets are used to provide, transport, store, and dispose of a variety of drilling and produced fluids used in, and generated by, oil and natural gas production. These services are required in most workover and completion projects and are routinely used in daily operations of producing wells.

We believe that our two business segments are complementary and create synergies in terms of selling opportunities. Our multiple lines of service allow us to capitalize on our existing customer base to grow within existing markets, generate more business from existing customers, and increase our operating profits. By offering our customers the ability to reduce the number of vendors they use, we believe we help improve our customers’ efficiency. This is demonstrated by the fact that 68.5% and 72.6% of our revenues for the three and nine months ended September 30, 2010, respectively, were from customers that utilized services of both of our business segments. Further, by having multiple service offerings that span the life cycle of the well, we believe we have a competitive advantage over smaller competitors offering more limited services.

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

Workover Rig Rates

Our well servicing segment revenues are dependent on the prevailing market rates for workover rigs. Market day rates for workover rigs increased from 2003 through the first half of 2008, as high oil and natural gas prices and declining domestic production resulted in a substantial growth of drilling activity and demand for workover services that are used primarily to maintain or enhance production levels of existing producing wells. Throughout 2009 and through the majority of the first quarter of 2010, we experienced pricing pressure that resulted from the general economic decline and, more specifically, the precipitous decline in oil and gas prices. However, during the nine months ended September 30, 2010 utilization began to increase allowing us to increase rates in certain markets beginning in March 2010 and continuing through September 2010.

Fluid Logistics Rates

Our fluid logistics segment revenues are dependent on the prevailing market rates for fluid transport trucks and the related assets, including specialized vacuum, high-pressure pump and tank trucks, frac tanks and salt water disposal wells. Prior to the general economic decline that commenced in the latter half of 2008, higher oil and natural gas prices resulted in growing demand for drilling and our services and, since the decline, lower oil and natural gas prices have resulted in reduced demand for drilling and our services. Required disposal of fluids produced from wells and the increased number of wells in service through the first half of 2008 led to a higher demand for fluid logistics services. Throughout 2009, fluid logistics rates were under significant pressure. During the nine months ended September 30, 2010 we experienced a significant upward trend in utilization which allowed us to increase rates during the period in selected markets. In large part this is due to the Company’s exposure to the Eagle Ford shale formation in South Texas where drilling activity has increased substantially in the last twelve months.

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

Capital Expenditures and Debt Service Obligations

As a general matter, our capital expenditures to maintain our assets have been relatively limited. Historically, we have incurred indebtedness to invest in new assets to grow our business. As a result, the indebtedness we incurred for our capital expenditures has significantly increased our debt service obligations. Most of our new assets have been acquired through bank borrowings, short-term equipment vendor financings, cash flows from operations and other permitted financings. In the near term, we expect our capital expenditures to be minimal and will be subject to the constraints of the covenants under our indentures, cash flow and our ability to access additional capital.

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

Results of Operations

The following discussion, as well as the discussion found under “Liquidity and Capital Resources,” compares our consolidated financial information as of and for the three and nine months ended September 30, 2010 to the three and nine months ended September 30, 2009, respectively.

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

Consolidated Revenues. For the three months ended September 30, 2010, revenues increased by $33.5 million, or 66.4%, to $84.0 million when compared to the same period in the prior year. The third quarter of 2009 was the middle of the recent industry decline, resulting in lower revenues and profits, as compared to the third quarter of 2010 where the energy services industry has experienced a turn-around with increasing utilization and pricing.

Well Servicing — Revenues from the well servicing segment increased $17.0 million for the period, or 71.2% to $40.8 million compared to the corresponding period in the prior year. The increase largely results from the increase in prices and rig hours for our well services. We utilized 173 and 170 well servicing rigs as of September 30, 2010 and 2009, respectively. Of the 173 rigs available as of September 30, 2010, 11 were allocated to Mexico operations. The average rate charged per hour increased 11.8% during the three months ended September 30, 2010 as compared to the same period in 2009 due to price increases that began in early 2010. Average utilization of our well service rigs during the three months ended September 30, 2010 and 2009 was 67.4% and 45.2%, respectively, based on a twelve hour day working five days a week, except holidays in the U.S., and seven days a week, 24 hours a day in Mexico, except holidays. All 11 Mexico rigs were utilized during the quarter except for approximately two weeks in September where Pemex suspended operations for most all service providers in Mexico. Our contract with Pemex provides that we can invoice Pemex our cost during a Pemex imposed suspension. Accordingly, we have accrued revenues equal to a portion of our costs that were incurred during this period.

Fluid Logistics — Revenues from the fluid logistics segment increased $16.5 million for the period, or 62.0%, to $43.1 million compared to the corresponding period in the prior year. Utilization for trucks in service during the three months ended September 30, 2010 and September 30, 2009 was 97.3% and 65.2% respectively, based on working fourteen hours a day six days a week, except holidays. Our principal fluid logistics assets for the three months ended September 30, 2010 and September 30, 2009 were as follows:

	As of September 30,
Asset	2010	2009
Vacuum trucks	287	293
High-pressure pump trucks	19	19
Other heavy trucks	57	57
Frac tanks (includes leased)	1,368	1,370
Salt water disposal wells	16	18

Consolidated Operating Expenses. Our operating expenses increased to $64.9 million for the three months ended September 30, 2010, from $44.7 million for the three months ended September 30, 2009, an increase of $20.2 million or 45.2%. Operating expenses as a percentage of revenues were 77.3% for the three months ended September 30, 2010, compared to 88.5% for the three months ended September 30, 2009. This decrease in operating expense as a percentage of our revenues is generally attributable to the general industry decline that was taking place in 2008 and 2009. During the decline companies, including Forbes, were not able to reduce costs as fast as revenues were declining. As industry activity began to stabilize in late 2009 and early 2010, cost reductions were able to “catch up” and expense as a percentage of revenues began to decrease.

Well Servicing — Operating expenses from the well servicing segment increased by $9.8 million, or 42.7%, to $32.6 million. Well servicing operating expenses as a percentage of well servicing revenues were 79.9% for the three months ended September 30, 2010, compared to 95.9% for the three months ended September 30, 2009, a decrease of 16.0%. This decrease in the percentage was partially due to an increase of approximately 11.8% in average billing rates between the two quarters, as well as an increase in utilization to 67.4% for the three months ended September 30, 2010 from 45.2% for the three months ended September 30, 2009, which allowed the Company to spread its fixed costs over greater revenues, therefore increasing the gross margin. The resulting increase in revenues was greater than the increased cost, thereby contributing to the decrease in well service expense as a percentage of revenues.

The dollar increase in well servicing operating costs between the two periods was due in large part to the increase in labor cost of $5.0 million to approximately $14.4 million for the three months ended September 30, 2010 compared to approximately $9.4 million for the same period of the prior year. Labor cost as a percentage of revenues was 35.2% and 39.6% for the three months ended September 30, 2010 and September 30, 2009, respectively. Employee count also increased to 1,092 as of September 30, 2010 as compared with 842 at September 30, 2009. Repairs and equipment maintenance cost increased by $1.5 million, or 89.7% to $3.2 million. Repairs and equipment maintenance cost as a percentage of revenues was 7.9% and 7.1% for the three months ended September 30, 2010 and September 30, 2009, respectively. Rent equipment cost increased $0.9 million or 73.8% to $2.0 million. Rent equipment cost as a percentage of revenue was 4.9% and 4.9% for the three months ended September 30, 2010 and September 30, 2009, respectively. Supplies and parts costs, out of town expenses, fuel, oil costs, and safety expenses increased approximately $0.6 million, $0.5 million, $0.4 million and $0.3 million, respectively. Auto and truck expense and freight charges each increased by $0.2 million. The remaining $0.2 million is related to various expenses that were consistent with the activity of the business.

Fluid Logistics — Operating expenses for the fluid logistics segment increased by $10.4 million, or 47.9%, to $32.3 million. Fluid logistics operating expenses as a percentage of fluid logistics revenues were 74.8% for the three months ended September 30, 2010, compared to 81.9% for the three months ended September 30, 2009. This decrease in operating expenses as a percentage of revenues was partially due to an increase of approximately 25.2% in average billing rates between the two quarters, as well as an increase in utilization to 97.3% for the three months ended September 30, 2010 from 65.2% for the three months ended September 30, 2009. The resulting increase in revenues was greater than the increased cost, thereby contributing to the decrease in well service expense as a percentage of revenues.

The dollar increase in fluid logistics operating expenses of $10.4 million was due in large part to an increase in labor costs of $3.1 million or 41.8%, for the three months ended September 30, 2010 compared to the same period in the prior year as the result of the addition of employees. Employee count at September 30, 2010 was 806 compared with 668 at September 30, 2009. Labor costs as a percentage of revenues were 24.0% and 27.4% for the three months ended September 30, 2010 and 2009, respectively. Although the third quarter of 2010 includes labor rate increases, customer prices and utilization increased at a greater rate resulting in lower labor cost as a percentage of revenues. Contract service costs increased by $2.3 million or 507.1% to $2.8 million due to activity increases in drilling and well services and the need to utilize outside services to satisfy customer demand, particularly in times of peak demand in South Texas. The majority of the increased costs were primarily for renting additional fluid transport trucks and related services, as needed, to meet customer demands in South Texas. Although management has actively reallocated assets in an effort to avoid this additional cost, the day rentals were required to respond to customer peak needs. Contract service costs as a percentage of revenues were 6.5% and 1.7% for the three months ended September 30, 2010 and 2009, respectively. Repairs and equipment maintenance cost increased $2.1 million, or 124.3% to $3.7 million as a result of activity increases. Truck hours increased 42.1% for the three months end September 30, 2010 compared to September 30, 2009. Repairs and equipment maintenance cost as a percentage of revenues was 8.7% and 6.3% for the three months ended September 30, 2010 and September 30, 2009, respectively. Fuel costs increased $1.4 million, or 32.9% to $5.5 million due to activity increases in drilling and well services and fuel price increases of 13.9%. Fuel cost as a percentage of revenues were 12.7% and 15.5% for the three months ended September 30, 2010 and September 30, 2009, respectively. Equipment rental cost increased $1.1 million, or 131.9% to $1.9 million. Equipment rental cost as a percentage of revenues was 4.4% and 3.1% for the three months ended September 30, 2010 and September 30, 2009, respectively. The remaining $0.4 million change is related to various expenses that were consistent with the activity of the business.

General and Administrative Expenses. General and administrative expenses from consolidated operations increased by approximately $0.9 million, or 19.2%, to $5.5 million when compared to the three months ended September 30, 2009. General and Administrative expense as a percentage of revenues was 6.6% and 9.2% for the three months ended September 30, 2010 and 2009, respectively. Expense for the three months ended September 30, 2010 also includes approximately $0.3 million of legal fees related to a potential equipment sale/lease back transaction and a potential bond offering. Rent expense for equipment and facilities each increased $0.1 million. Office expenses and entertainment also increased by approximately $0.2 million and $0.1 million, respectively. The remaining $0.1 million is related to various expenses that were consistent with the activity of the business.

Depreciation and Amortization. Depreciation and amortization expenses increased by $0.1 million, or 1.1%, to $10.1 million. Capital expenditures incurred for the three months ended September 30, 2010 were $1.4 million compared to $3.9 million for the three months ended September 30, 2009. The change in depreciation expense is in line with management’s expectations.

Interest and Other Expenses. Interest and other expenses were $6.6 million for the three months ended September 30, 2010, compared to $6.4 million for the three months ended September 30, 2009. This increase is primarily due to the additional interest associated with the First Priority Floating Rate Notes due 2014, or the First Priority Notes, less a decrease in interest expense associated with the re-purchase of certain bonds.

Income Taxes. We recognized an income tax benefit of $1.1 million and $5.6 million for the three months ended September 30, 2010 and 2009, respectively, due to the loss recognized during each quarter. The effective tax rate for three months ended September 30, 2010 and 2009 was 37.8% and 35.7% respectively.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

Consolidated Revenues. For the nine months ended September 30, 2010, revenues increased by $67.6 million, or 41.3%, to $231.3 million when compared to the same period in the prior year. The first nine months of 2009 was in the early stages of the recent industry decline, resulting in lower revenues and profits, as compared to the first half of 2010 where the energy services industry has experienced a turn-around with increasing utilization and pricing.

Well Servicing — Revenues from the well servicing segment increased $30.6 million for the period, or 37.8% to $111.5 million compared to the corresponding period in the prior year. The increase largely results from the continued increase in prices and rig hours for our well services. We utilized 173 and 171 well servicing rigs as of September 30, 2010 and 2009. Of the 173 rigs available at of September 30, 2010, 11 were allocated to Mexico operations. The average rate charged per hour during the nine months ended September 30, 2010 as compared to the same period in 2009 was essentially flat due to the fact that prices were steadily decreasing during the 2009 period. The reverse was true during the same period in 2010, prices were increasing. Average utilization of our well service rigs during the nine months ended September 30, 2010 and 2009 was 64.1% and 49.0%, respectively, based on a twelve hour day working five days a week, except holidays in the U.S., and seven days a week, 24 hours a day in Mexico, except holidays. All 11 Mexico rigs were utilized during the nine month period ended September 30, 2010.

Fluid Logistics — Revenues from the fluid logistics segment increased $37.0 million for the period, or 44.7%, to $119.8 million compared to the corresponding period in the prior year. Utilization for trucks in service during the nine months ended September 30, 2010 and September 30, 2009 was 90.4% and 67.5% respectively, based on working fourteen hours a day six days a week, except holidays. Our principal fluid logistics assets for the nine months ended September 30, 2010 and September 30, 2009 were as follows:

	As of September 30,
Asset	2010	2009
Vacuum trucks	287	293
High-pressure pump trucks	19	19
Other heavy trucks	57	57
Frac tanks (includes leased)	1,368	1,370
Salt water disposal wells	16	18

Consolidated Operating Expenses. Our operating expenses increased to $182.5 million for the nine months ended September 30, 2010, from $138.0 million for the nine months ended September 30, 2009, an increase of $44.6 million or 32.3%. Operating expenses as a percentage of revenues were 78.9% for the nine months ended September 30, 2010, compared to 84.3% for the nine months ended September 30, 2009. This decrease in operating expense as a percentage of our revenues is generally attributable to the general industry decline that was taking place in 2009. During the decline companies, including Forbes, were not able to reduce costs as fast as revenues were declining. As industry activity began to stabilize in late 2009 and early 2010, cost reductions were able to “catch up” and expense as a percentage of revenues began to decrease.

Well Servicing — Operating expenses from the well servicing segment increased by $17.0 million, or 23.3%, to $90.0 million. Well servicing operating expenses as a percentage of well servicing revenues were 80.7% for the nine months ended September 30, 2010, compared to 90.2% for the nine months ended September 30, 2009, a decrease of 9.5%. This decrease in operating expenses as a percentage of revenues was partially due to an increase in utilization to 64.1% for the nine months ended September 30, 2010 from 49.0% for the nine months ended September 30, 2009, which allowed the Company to spread its fixed costs over greater revenues, thereby increasing the gross margin. This was partially offset by an average price decrease of approximately 0.4% in average billing rates between the two nine month periods. This decrease was primarily driven by the fact that rates for the nine months ended September 30, 2009 were still decreasing throughout the period and rates for the same period in 2010 have been increasing. The 2010 rates have not yet reached the levels of the first half of 2009. Rates increased from the first quarter of 2010 to the third quarter of 2010 by approximately 12.1%.

The dollar increase in well servicing operating costs between the two periods was due in large part to the increase in labor costs of $6.7 million or 20.5%, for the nine months ended September 30, 2010 compared to the same period in the prior year. Employee count at September 30, 2010 was 1,092 compared with 842 at September 30, 2009. Labor costs as a percentage of revenues were 35.3% and 40.4% for the nine months ended September 30, 2010 and 2009, respectively. Repairs and maintenance cost increased $2.6 million or 40.7% to $8.9 million. Repair and maintenance cost as a percentage of revenue was 8.0% and 7.8% for the nine months ended September 30, 2010 and September 30, 2009, respectively. Employee per diems increased $1.6 million or 46.6% to $5.0 million. Employee per diems as a percentage of revenue was 4.5% and 4.2% for the nine months ended September 30, 2010 and September 30, 2009, respectively. Product and chemical costs increased by approximately $1.3 million or 28.2% to $6.0 million as a result of increased activity and were roughly in line with the increase in revenues. Saltwater, and mud disposal expenses, supplies and parts, fuel and oil cost, rent expense, safety expenses and auto and truck expenses all increased approximately $2.0 million, $1.2 million, $1.0 million, $0.8 million, $0.7 million, and $0.5 million respectively, in line with the increase in business activity. Bad debt expense decreased by approximately $1.4 million.

Fluid Logistics — Operating expenses for the fluid logistics segment increased by $27.6 million, or 42.5%, to $92.6 million. Fluid logistics operating expenses as a percentage of fluid logistics revenues were 77.3% for the nine months ended September 30, 2010, compared to 78.5% for the nine months ended September 30, 2009. This decrease in operating expenses as a percentage of revenues was partially due to an increase of approximately 10.8% in average billing rates between the two quarters, as well as an increase in utilization to 90.4% for the nine months ended September 30, 2010 from 67.0% for the nine months ended September 30, 2009. The resulting increase in revenues was greater than the increased cost, thereby contributing to the decrease in well service expense as a percentage of revenues.

The dollar increase in fluid logistics operating expenses of $27.6 million was due in large part to an increase in labor costs of $7.0 million or 30.9%, for the nine months ended September 30, 2010 compared to the same period in the prior year as the result of the addition of employees. Employee count at September 30, 2010 was 806 compared with 668 at September 30, 2009. Labor costs as a percentage of revenues were 24.6% and 27.1% for the nine months ended September 30, 2010 and 2009, respectively. Although the third quarter of 2010 includes labor rate increases, customer prices and utilization increased at a greater rate resulting in lower labor cost as a percentage of revenues. Fuel costs increased $5.7 million, or 52.2% to $16.5 million due to activity increases in drilling and well services and fuel price increases of 24.2%. Fuel cost as a percentage of revenues were 13.8% and 13.1% for the nine months ended September 30, 2010 and September 30, 2009, respectively. Contract service costs increased by $5.5 million or 319.7% to $7.2 million due to activity increases in drilling and well services and the need to utilize outside services to satisfy customer demand, particularly in times of peak demand in South Texas. The majority of these increased costs were primarily for renting additional fluid transport trucks as needed to service customer demand in South Texas. Although management has actively reallocated assets in an effort to avoid this additional cost, the day rentals were required to respond to customer peak needs. Contract service costs as a percentage of revenues were 6.0 and 2.1% for the nine months ended September 30, 2010 and 2009, respectively. Repairs and equipment maintenance cost increased $4.6 million, or 89.9% to $9.8 million as a result of activity increase. Truck hours increased 30.6% for the nine months ended September 30, 2010 compared to the nine months ended September 30,2009. Repairs and equipment maintenance cost as a percentage of revenues was 8.2% and 6.2% for the nine months ended September 30, 2010 and September 30, 2009, respectively. Rent equipment cost increased $2.2 million, or 102.9% to $4.3 million. Rent equipment cost as a percentage of revenues was 3.6% and 2.5% for the nine months ended September 30, 2010 and September 30, 2009, respectively. Salt water disposal well cost increased $1.3 million, or 40.5% to $4.5 million. Salt water disposal well cost as a percentage of revenues was 3.8% and 3.9% for the nine months ended September 30, 2010 and September 30, 2009, respectively. Product and chemical costs cost increased $0.8 million, or 15% to $6.4 million. Product and chemical cost as a percentage of revenues was 5.4% and 6.7% for the nine months ended September 30, 2010 and September 30, 2009, respectively. The remaining $0.5 million change is related to various expenses that were consistent with the activity of the business.

General and Administrative Expenses. General and administrative expenses from consolidated operations increased by approximately $3.4 million, or 24.0%, to $17.7 million. General and administrative expense as a percentage of revenues was 7.7% and 8.7% for the nine months ended September 30, 2010 and 2009, respectively. Professional fees comprising of engineering costs and technical software assistance increased by approximately $0.8 million. Equipment rental associated with travel, consulting services and Mexico taxes also increased approximately $0.5 million, $0.4 million, and $0.4 million, respectively.

Depreciation and Amortization. Depreciation and amortization expenses increased by $0.5 million, or 1.6%, to $29.9 million. This slight increase is related to our increase in capital expenditures. Capital expenditures incurred for the nine months ended September 30, 2010 were $3.0 million compared to $14.9 million for the nine months ended September 30, 2009.

Interest and Other Expenses. Interest and other expenses were $20.5 million for the nine months ended September 30, 2010, compared to $17.9 million for the nine months ended September 30, 2009, an increase of $2.6 million, or 14.5%. This increase is primarily due to the additional interest associated with the First Priority Notes, less a decrease in interest expense associated with the repurchase of certain of our 11% Senior Secured Notes due 2015, or the Second Priority Notes.

Income Taxes. We recognized an income tax benefit of $6.9 million and $12.9 million for the nine months ended September 30, 2010 and 2009, respectively, due to the losses recognized during such quarters of $19.4 million and $36.1 million. For the nine months ended September 30, 2010 and 2009 the effective tax rate was 37.8% and 35.7% respectively.

Liquidity and Capital Resources

Overview

We project that cash flows from operations will be adequate to meet our working capital requirements over the next twelve months.

As discussed in Note 7 of our Notes to Consolidated Financial Statements, in October 2009 we repaid and terminated our revolving credit facility with Citibank, N.A., or the Credit Facility, using the proceeds from the issuance of the First Priority Notes. Notwithstanding the termination of the Credit Facility, the indenture governing our Second Priority Notes, or the Second Priority Indenture, and the newly executed indenture governing our First Priority Notes, or the First Priority Indenture, and the debt outstanding thereunder impose significant restrictions on us and increase our vulnerability to adverse economic and industry conditions that could limit our ability to obtain additional or replacement financing. Our inability to satisfy certain obligations under these indentures, such as the payment of interest could constitute an event of default. An event of default could result in all or a portion of our outstanding debt becoming immediately due and payable. If this should occur, we might not be able to obtain waivers or secure alternative financing to satisfy all of our obligations simultaneously. Given current market conditions, our ability to access the capital markets or to consummate any asset sales might be restricted at a time when we would like or need to raise capital. In addition, the current economic conditions could also impact our customers and vendors and may cause them to fail to meet their obligations to us with little or no warning. These events could have a material adverse effect on our business, financial position, results of operations and cash flows and our ability to satisfy the obligations under our indentures.

Within certain constraints, we can conserve capital by reducing or delaying capital expenditures, deferring non-regulatory maintenance expenditures and further reducing operating and administrative costs.

We have historically funded our operations, including capital expenditures, with bank borrowings, vendor financings, cash flow from operations, the issuance of our Second Priority Notes, and First Priority Notes and the proceeds from our Canadian initial equity offering and simultaneous U.S. private placement, our October 2008 and December 2009 common share offering, and our May 2010 Series B Preferred Share private placement.

As of September 30, 2010, we had $215.1 million in debt outstanding (including the Second Priority Notes based on $192.5 million aggregate principal amount at an issue price of 97.635% of par and the First Priority Notes based on $20.0 million aggregate principal amount at an issue price of 100% of par).

As of September 30, 2010, we had $21.2 million in cash and cash equivalents, $213.2 million in long-term debt outstanding, $1.9 million in short-term debt outstanding, and $5.4 million of short-term equipment vendor financings for well servicing rigs and other equipment included in accounts payable. Our $1.9 million of short-term debt consisted of $1.8 million payable to equipment lenders under various installment notes, and $0.1 million payable related to financing of our insurance premiums. We incurred $1.4 million and $3.0 million for capital equipment acquisitions during the three and nine months ended September 30, 2010, respectively, as compared to actual cash disbursements in payment of capital equipment purchases of $2.4 million and $5.6 million for the three and nine months ended September 30, 2010, respectively. Capital equipment added for the three and nine months includes equipment related to rigs (primarily for our Mexico operations), saltwater disposal wells, and pickup trucks.

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

Cash Flows from Operating Activities

Net cash used in operating activities totaled $3.5 million for the nine months ended September 30, 2010, compared to net cash provided by operating activities of $20.6 million for the nine months ended September 30, 2009, a decrease of $24.1 million. The primary reason for the decrease in net cash flow resulted from a change in working capital related to an increase in accounts receivable of $43.9 million between the nine months ended September 30, 2010 and 2009. This significant swing is a reflection of the changes in the energy services business between the two periods. During the nine months ended September 30, 2009 the industry was rapidly shrinking, causing a reduction in accounts receivable which resulted in cash flow as compared to the nine months ended September 30, 2010 where the energy services industry, and specifically our business, was rapidly expanding causing an increase in accounts receivable which resulted in a use of cash. Other changes that generated cash benefited us during the nine months ended September 30, 2010 include a reduction in the net loss between the two periods of $10.6 million and an increase in accounts payable of $9.5 million.

Cash Flows Used in Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2010 amounted to $5.7 million, primarily related to purchase of property and equipment, compared to $24.3 million for the nine months ended September 30, 2009. The significant capital expenditures in the first nine months of 2009 were reflective of the expansion of business during 2008 and 2009. Capital expenditures for the nine months ended September 30, 2010 were primarily for the payment of building improvements, vacuum trailers, vehicles, and upgrades to saltwater disposal wells and pumps.

Cash Flows from Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2010 amounted to $2.1 million compared to $4.0 million for the nine months ended September 30, 2009. In the May 2010 we issued 580,800 shares of Series B Senior Convertible Preferred Shares for net proceeds of $14.3 million (see Note 16 to the condensed consolidated financial statements included herein). In June 2010, we re-purchased and retired $7.25 million of Second Priority Notes for $6.8 million, which represents a discount of approximately 6.5% of par value.

Second Priority Notes

On February 12, 2008, we issued an aggregate of $205.0 million of 11.0% Second Priority Notes. As described in further detail in Note 7 to the condensed consolidated financial statements included herein, pursuant to the requirements of the indenture governing the Second Priority Notes, we have repurchased 12.5 million in aggregate principal amount of Second Priority Notes, including $7.3 million of principal amount of Second Priority Notes repurchased in the quarter ended June 30, 2010.

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

The First Priority Notes are guaranteed by FES Ltd, as well as the Guarantor Subs. Each of the Guarantor Subs guarantees the securities on a full and unconditional and joint and several basis. As with the Second Priority Notes, the two Non-Guarantor Subs have not guaranteed the First Priority Notes, however, the Forbes Group has granted a security interest in 65% of the equity interests of the Non-Guarantor Subs to secure the First Priority Notes and the Second Priority Notes. The Forbes Group may, at its option, redeem all or part of the First Priority Notes from time to time at specified redemption prices and subject to certain conditions required by the First Priority Indenture governing the First Priority Notes. The Forbes Group is required to make an offer to purchase the notes and to repurchase any notes for which the offer is accepted at 101% of their principal amount, plus accrued and unpaid interest, if there is a change of control or if the Forbes Group has excess cash flow. The Forbes Group is required to make an offer to repurchase the notes and to repurchase any notes for which the offer is accepted at 100% of their principal amount, plus accrued and unpaid interest, following certain asset sales.

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

Contractual Obligations and Financing

As described in Notes 16 to the condensed consolidated financial statements included herein, on May 28, 2017, the Company is required to redeem any of its Series B Preferred Shares then outstanding. Such mandatory redemption may, at the Company’s election, be paid in cash or Common Shares (valued for such purpose at 95% of the then fair market value of the Common Shares).

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

Our primary debt obligations are the outstanding Second Priority Notes and the First Priority Notes. Changes in interest rates do not affect interest expense incurred on our Second Priority Notes as such notes bear interest at a fixed rate. However, changes in interest rates would affect their fair values. In general, the fair market value of debt with a fixed interest rate will increase as interest rates fall. Conversely, the fair market value of debt will decrease as interest rates rise. A hypothetical change in interest rates of 10% relative to interest rates as of September 30, 2010 would have no impact on our interest expense for the Second Priority Notes.

The First Priority Notes have a variable interest rate and, therefore, is subject to interest rate risk. A 100 basis point increase in interest rates on our variable rate debt would result in approximately $200,000 in additional annual interest expense after exceeding the interest rate floor of 12% based on the $20.0 million balance outstanding as of September 30, 2010.

Historically, we have not been exposed to significant foreign currency fluctuation; however, as we have expanded operations in Mexico, we have become exposed to certain risks typically associated with foreign currency fluctuation as we collect revenues and pay expenses in Mexico in the local currency. Effective July 1, 2010, we changed the functional currency of our Mexican operations from the U.S. dollar to the Mexican peso in response to the growing volume of business required to be transacted in the local currency. Nevertheless, as of September 30, 2010, a 10% unfavorable change in the Mexican Peso-to-U.S. Dollar exchange rate would not materially impact our consolidated balance sheet. To date, we have not taken any action to hedge against any foreign currency rate fluctuations; however, we continually monitor the currency exchange risks associated with conducting foreign operations.

We have not entered into any derivative financial instrument transactions to manage or reduce market risk or for speculative purposes.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2010, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were not effective. See “Material Weaknesses” below.

Change in Internal Control over Financial Reporting

Other than the remediation measure described below under “Remediation” no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Material Weaknesses

In connection with the preparation of the Forbes Group’s consolidated financial statements for the year ended December 31, 2009 and the period ended September 30, 2010, we identified control deficiencies that constitute material weaknesses in the design and operation of our internal control over financial reporting. The following material weaknesses were present at December 31, 2009 and at September 30, 2010.

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

Remediation

We have implemented, or are in the process of implementing and continue to implement, remedial measures to address the above deficiencies on a going-forward basis. In response to the lack of appropriate accounting staff and financial reporting organizational structure, in 2009 we engaged a third party consulting group to assist us with financial reporting and non-routine accounting matters. In addition, we recently hired an experienced Director of Financial Reporting. This person began employment the end of August 2010. The third party consulting firm will continue to complement the Director of Financial Reporting as needed.

In response to the Mexico operations’ revenue and expense recognition errors, we made the following personnel changes; we replaced the controller in Mexico, hired a third party consultant to work in Mexico, and hired an experienced Spanish speaking internal auditor.

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

RISKS RELATED TO OUR COMMON SHARES

The dividend, liquidation and redemption rights of the holders of our Series B Preferred Shares may adversely affect our financial position and the rights of the holders of our common shares.

We have the obligation to pay to the holders of our Series B Preferred Shares quarterly dividends of five percent per annum of the original issue price, payable quarterly in cash or in-kind. No dividends may be paid to holders of common shares while accumulated dividends remain unpaid on the Series B Preferred Shares. Further, we are required, at the seventh anniversary of the issuance of the Series B Preferred Shares, to redeem any such outstanding shares at their original issue price, plus any accumulated and unpaid dividends, to be paid, at the election of the Company, in cash or common shares. The payment of this dividend or the redemption price in cash will result in reduced capital resources available to the Company. The payment of the redemption price in common shares will directly dilute the common shareholders. The payment of the dividend in-kind will also have a dilutive effect on the common shareholders (as any Series B Preferred Shares paid as dividends are themselves convertible into common shares). In the event that the Company is liquidated while Series B Preferred Shares are outstanding, holders of the Series B Preferred Shares will be entitled to receive a preferred liquidation distribution, plus any accumulated and unpaid dividends, before holders of common shares receive any distributions.

Holders of the Series B Preferred Shares have certain voting and other rights that may adversely affect holders of our common shares, and the holders of Series B Preferred Shares may have different interests from, and vote their shares in a manner deemed adverse to, holders of our common shares.

In the event that we fail to pay dividends, in cash or in-kind, on the Series B Preferred Shares for an aggregate of at least eight quarterly dividend periods (whether or not consecutive), the holders of the Series B Preferred Shares will be entitled to vote at any meeting of the shareholders with the holders of the common shares and to cast the number of votes equal to the number of whole common shares into which the Series B Preferred Shares held by such holders are then convertible. Further, amendments to our bye-laws that would adversely affect the rights of the Series B Preferred Shares, must be approved by the affirmative vote of the holders of 66 2/3% of the outstanding Series B Preferred Shares, voting together as a single class.

The holders of Series B Preferred Shares may have different interests from the holders of our common shares and could vote their shares in a manner deemed adverse to the holders of common shares.

RISKS RELATING TO OUR BUSINESS

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

On September 2, 2010, the Company issued 7,259 Series B Preferred Shares as a dividend in-kind on the outstanding Series B Preferred Shares. The Series B Preferred Shares outstanding on September 2, 2010 were purchased in a private placement on May 28, 2010 in reliance on Regulation S and Regulation D under the Securities Act of 1933, as amended.

Pursuant to the Certificate of Designation of the Series B Preferred Shares, the Company is required to pay to the holders of our Series B Preferred Shares quarterly dividends of five percent per annum of the original issue price, payable quarterly in cash or in-kind. No dividends may be paid to holders of common shares while accumulated dividends remain unpaid on the Series B Preferred Shares. The Series B Preferred Shares are convertible into the Company’s common shares at an initial rate of 36 common shares per Series B Preferred Shares (subject to adjustment). If all such Series B Preferred Shares are converted, at the initial conversion rate, 20,918,424 Common Shares (representing just less than of the outstanding common shares after such conversion) will be issued to the holders of the Series B Preferred Shares. Pursuant to Certificate of Designation, no holder of the Series B Preferred Shares is entitled to effect a conversion of Series B Preferred Shares if such conversion would result in the holder (and affiliates) beneficially owning 20% or more of the Company’s Common Shares.

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

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Reserved

None.

Item 5.	Other Information

None.

Item 6.	Exhibits**

Number		Description of Exhibits

2.1	—	Agreement and Plan of Reorganization effective January 1, 2008 among Forbes Energy Services LLC and the respective members of C.C. Forbes, LLC, TX Energy Services, LLC and Superior Tubing Testers, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

2.2	—	Agreement and Plan of Reorganization effective May 29, 2008 among Forbes Energy Services Ltd. and the members of Forbes Energy Services LLC (incorporated by reference to Exhibit 2.2 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

3.1	—	Memorandum of Association of Forbes Energy Services Ltd. (incorporated by reference to Exhibit 3.11 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

3.2	—	Amended and Restated Bye-laws of Forbes Energy Services Ltd. (incorporated by reference to Exhibit 3.12 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

4.1	—	Indenture, dated as of February 12, 2008 among Forbes Energy Services LLC and Forbes Energy Capital Inc., as issuers, the guarantors party thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

4.2	—	Supplemental Indenture (First Supplemental Indenture), dated as of May 29, 2008 among Forbes Energy Services Ltd., Forbes Energy Services LLC, Forbes Energy Capital Inc., the other Guarantors (as defined in the Indenture referred to therein) and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).

4.3	—	Supplemental Indenture (Second Supplemental Indenture), dated as of October 6, 2008 among Forbes Energy Services Ltd., Forbes Energy Services LLC, Forbes Energy Capital Inc., the other Guarantors (as defined in the Indenture referred to therein) and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

4.4	—	Third Supplemental Indenture, dated as of February 6, 2009 among Forbes Energy Services Ltd., Forbes Energy Services LLC, Forbes Energy Capital Inc., the other Guarantors (as defined in the Indenture referred to therein) and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 6, 2009).

4.5	—	Indenture dated as of October 2, 2009, by and among Forbes Energy Services LLC and Forbes Energy Capital Inc., as issuers, the guarantors party thereto and Wilmington Trust FSB, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated October 10, 2009).

4.6	—	Notation of Guarantee from Forbes Energy Services Ltd. (incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

Number		Description of Exhibits

4.7	—	Notation of Guarantee from Forbes Energy International, LLC (incorporated by reference to Exhibit 4.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

4.8	—	Specimen 144A Global 11% Senior Secured Exchange Note due 2015 (incorporated by reference to Exhibit 4.5 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

4.9	—	Rights Agreement dated as of May 19, 2008 between Forbes Energy Services Ltd. and CIBC Mellon Trust Company, as Rights Agent, which includes as Exhibit A the Certificate of Designation of Series A Junior Participating Preferred Shares, as Exhibit B the form of Right Certificate and as Exhibit C the form of Summary of Rights to Purchase Shares (incorporated by reference to Exhibit 4.8 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

4.10	—	Certificate of Designation of the Series B Senior Convertible Preferred Shares (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed May 28, 2010).

10.1	—	Credit Agreement dated as of April 10, 2008 among C.C. Forbes, LLC, TX Energy Services, LLC and Superior Tubing Testers, LLC, as borrowers, Forbes Energy Services LLC, as guarantor, and Citibank, N.A., as lender, governing the Credit Facility (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.2		Third Amendment to Credit Agreement dated effective as of July 10, 2009 among C.C. Forbes, LLC, TX Energy Services, LLC and Superior Tubing Testers, LLC, as borrowers, Forbes Energy Services LLC, as guarantor, and Citibank, N.A., as lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 15, 2009).

10.3	—	Guaranty dated April 10, 2008, among Forbes Energy Services LLC and Forbes Energy Capital Inc., including the Guaranty Supplement, dated effective May 29, 2008, executed January 5, 2009, among Forbes Energy Services Ltd. and Citibank, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 8, 2009).

10.4	—	Forbes Energy Services Ltd. Incentive Compensation Plan effective May 19, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

10.5	—	Employment Agreement effective May 1, 2008 by and between John E. Crisp and Forbes Energy Services LLC (incorporated by reference to Exhibit 10.2 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

10.6	—	Employment Agreement effective May 1, 2008 by and between Charles C. Forbes and Forbes Energy Services LLC (incorporated by reference to Exhibit 10.3 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

10.7	—	Employment Agreement effective May 1, 2008 by and between L. Melvin Cooper and Forbes Energy Services LLC (incorporated by reference to Exhibit 10.4 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

10.8	—	Form of Indemnification Agreement for directors, officers and key employees (incorporated by reference to Exhibit 10.5 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

10.9	—	Form of Executive Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

10.10	—	Form of Director Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

10.11		Commercial Equipment Lease Agreement, dated October 15, 2008 among Forbes Energy Services LLC and Alice Environmental Services, LP. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

10.12	—	Notes Purchase Agreement dated September 25, 2009, by and among Forbes Energy Services LLC, Forbes Energy Capital Inc., C.C. Forbes, LLC, TX Energy Services, Superior Tubing Testers, LLC, Forbes Energy International, LLC, Forbes Energy Services Ltd. and Goldman, Sachs & Co. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 28, 2009).

Number		Description of Exhibits

10.13	—	Translation of Unit Price Public Works Contract No. 424048860 dated September 26, 2008, including Agreement No. 1 Inclusion of Project and New Concepts with Additional Increase of Contract Amount 424048860 dated December 4, 2009, entered into by and between PEMEX Exploración y Producción, Merco Ingenieria Industrial S.A. de C.V. and Forbes Energy Services Ltd. (incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010).

10.14	—	Subscription Agreement dated as of May 17, 2010, by and among Forbes Energy Services Ltd., West Face Long Term Opportunities Limited Partnership, West Face Long Term Opportunities (USA) Limited Partnership and West Face Long Term Opportunities Master Fund L.P, including the Form of Certificate of Designation of Series B Senior Convertible Preferred Shares and Form of Registration Rights Agreement attached as exhibits thereto. (incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010).

16.1	—	Letter from PricewaterhouseCoopers, LLP to the Securities and Exchange Commission dated June 26, 2009 (incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K dated June 26, 2009).

31.1*	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2*	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1*	—	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	—	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORBES ENERGY SERVICES LTD.

November 12, 2010	By:	/S/ JOHN E. CRISP
John E. Crisp
Chairman, Chief Executive Officer and President
(Principal Executive Officer)

November 12, 2010	By:	/S/ L. MELVIN COOPER
L. Melvin Cooper
Senior Vice President,
Chief Financial Officer and Assistant Secretary
(Principal Financial and Accounting Officer)

EXHIBIT INDEX**

Number		Description of Exhibits

2.1	—	Agreement and Plan of Reorganization effective January 1, 2008 among Forbes Energy Services LLC and the respective members of C.C. Forbes, LLC, TX Energy Services, LLC and Superior Tubing Testers, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

2.2	—	Agreement and Plan of Reorganization effective May 29, 2008 among Forbes Energy Services Ltd. and the members of Forbes Energy Services LLC (incorporated by reference to Exhibit 2.2 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

3.1	—	Memorandum of Association of Forbes Energy Services Ltd. (incorporated by reference to Exhibit 3.11 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

3.2	—	Amended and Restated Bye-laws of Forbes Energy Services Ltd. (incorporated by reference to Exhibit 3.12 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

4.1	—	Indenture, dated as of February 12, 2008 among Forbes Energy Services LLC and Forbes Energy Capital Inc., as issuers, the guarantors party thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

4.2	—	Supplemental Indenture (First Supplemental Indenture), dated as of May 29, 2008 among Forbes Energy Services Ltd., Forbes Energy Services LLC, Forbes Energy Capital Inc., the other Guarantors (as defined in the Indenture referred to therein) and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).

4.3	—	Supplemental Indenture (Second Supplemental Indenture), dated as of October 6, 2008 among Forbes Energy Services Ltd., Forbes Energy Services LLC, Forbes Energy Capital Inc., the other Guarantors (as defined in the Indenture referred to therein) and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

4.4	—	Third Supplemental Indenture, dated as of February 6, 2009 among Forbes Energy Services Ltd., Forbes Energy Services LLC, Forbes Energy Capital Inc., the other Guarantors (as defined in the Indenture referred to therein) and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 6, 2009).

4.5	—	Indenture dated as of October 2, 2009, by and among Forbes Energy Services LLC and Forbes Energy Capital Inc., as issuers, the guarantors party thereto and Wilmington Trust FSB, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated October 10, 2009).

4.6	—	Notation of Guarantee from Forbes Energy Services Ltd. (incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

4.7	—	Notation of Guarantee from Forbes Energy International, LLC (incorporated by reference to Exhibit 4.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

4.8	—	Specimen 144A Global 11% Senior Secured Exchange Note due 2015 (incorporated by reference to Exhibit 4.5 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

4.9	—	Rights Agreement dated as of May 19, 2008 between Forbes Energy Services Ltd. and CIBC Mellon Trust Company, as Rights Agent, which includes as Exhibit A the Certificate of Designation of Series A Junior Participating Preferred Shares, as Exhibit B the form of Right Certificate and as Exhibit C the form of Summary of Rights to Purchase Shares (incorporated by reference to Exhibit 4.8 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

4.10	—	Certificate of Designation of the Series B Senior Convertible Preferred Shares (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed May 28, 2010).

10.1	—	Credit Agreement dated as of April 10, 2008 among C.C. Forbes, LLC, TX Energy Services, LLC and Superior Tubing Testers, LLC, as borrowers, Forbes Energy Services LLC, as guarantor, and Citibank, N.A., as lender, governing the Credit Facility (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.2		Third Amendment to Credit Agreement dated effective as of July 10, 2009 among C.C. Forbes, LLC, TX Energy Services, LLC and Superior Tubing Testers, LLC, as borrowers, Forbes Energy Services LLC, as guarantor, and Citibank, N.A., as lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 15, 2009).

10.3	—	Guaranty dated April 10, 2008, among Forbes Energy Services LLC and Forbes Energy Capital Inc., including the Guaranty Supplement, dated effective May 29, 2008, executed January 5, 2009, among Forbes Energy Services Ltd. and Citibank, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 8, 2009).

10.4	—	Forbes Energy Services Ltd. Incentive Compensation Plan effective May 19, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

10.5	—	Employment Agreement effective May 1, 2008 by and between John E. Crisp and Forbes Energy Services LLC (incorporated by reference to Exhibit 10.2 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

10.6	—	Employment Agreement effective May 1, 2008 by and between Charles C. Forbes and Forbes Energy Services LLC (incorporated by reference to Exhibit 10.3 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

10.7	—	Employment Agreement effective May 1, 2008 by and between L. Melvin Cooper and Forbes Energy Services LLC (incorporated by reference to Exhibit 10.4 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

10.8	—	Form of Indemnification Agreement for directors, officers and key employees (incorporated by reference to Exhibit 10.5 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

10.9	—	Form of Executive Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

10.10	—	Form of Director Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

10.11		Commercial Equipment Lease Agreement, dated October 15, 2008 among Forbes Energy Services LLC and Alice Environmental Services, LP. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

10.12	—	Notes Purchase Agreement dated September 25, 2009, by and among Forbes Energy Services LLC, Forbes Energy Capital Inc., C.C. Forbes, LLC, TX Energy Services, Superior Tubing Testers, LLC, Forbes Energy International, LLC, Forbes Energy Services Ltd. and Goldman, Sachs & Co. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 28, 2009).

10.13	—	Translation of Unit Price Public Works Contract No. 424048860 dated September 26, 2008, including Agreement No. 1 Inclusion of Project and New Concepts with Additional Increase of Contract Amount 424048860 dated December 4, 2009, entered into by and between PEMEX Exploración y Producción, Merco Ingenieria Industrial S.A. de C.V. and Forbes Energy Services Ltd. (incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010).

10.14	—	Subscription Agreement dated as of May 17, 2010, by and among Forbes Energy Services Ltd., West Face Long Term Opportunities Limited Partnership, West Face Long Term Opportunities (USA) Limited Partnership and West Face Long Term Opportunities Master Fund L.P, including the Form of Certificate of Designation of Series B Senior Convertible Preferred Shares and Form of Registration Rights Agreement, attached as exhibits thereto. (incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010).

16.1	—	Letter from PricewaterhouseCoopers, LLP to the Securities and Exchange Commission dated June 26, 2009 (incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K dated June 26, 2009).

31.1*	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2*	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1*	—	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	—	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.