Form 10-K/A
period 2009-12-31
Forbes Energy Services Ltd.
filed 2011-01-24
CIK 1434842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K/A

(Amendment No. 2)

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    ☐  Yes    ☒   No

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the most recently completed second fiscal quarter, June 30, 2010, was approximately CDN$24,390,270 based on the closing sales price of the registrant’s common stock as reported by the Toronto Stock Exchange on June 30, 2010 of $0.45 per share.

Indicate the number of common shares outstanding of each of the registrant’s classes of common shares, as of the latest practicable date.

At January 12, 2011, there were 83,673,700 common shares outstanding.

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-Q/K, or the Amendment No. 2, amends the Annual Report on Form 10-K for the year ended December 31, 2010, or the Original Annual Report, filed by Forbes Energy Services Ltd. and its subsidiaries, or the Forbes Group, with the Securities and Exchange Commission on March 31, 2010, as it was previously amended by the Amendment No. 1 on Form 10-K/A filed by the Forbes Group with the Securities and Exchange Commission on April 30, 2010, or the Amendment No. 1. The Forbes Group is amending Item 9A-Controls and Procedures of the Original Annual Report in response to a comment letter received from the staff of the Securities and Exchange Commission in connection with the staff’s review of our Registration Statement on Form S-4 filed on November 19, 2010.

Except as described above, no other changes have been made to the Original Report. Accordingly, this Amendment No. 2 should be read in conjunction with our Original Annual Report as amended by the Amendment No. 1. Further, the Amendment is stated as of the file date of the Original Annual Report and does not reflect events occurring after such filings.

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

Changes in Internal Control over Financial Reporting, including Remediation of Certain Material Weaknesses

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13(a)-15(f) or Rule15d-15(f) under the Exchange Act. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes maintaining records that, in reasonable detail, accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with U.S. generally accepted accounting principles; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with authorizations of the Company’s management and board of directors; and providing reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Our management conducted an evaluation of the effectiveness of internal control over financial reporting based on the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation of our internal control over financial reporting as of December 31, 2009, our chief executive officer and chief financial officer concluded that, as of such date, our internal control over financial reporting is not effective.

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

Item 10A.	Exhibits, Financial Statement Schedules

Number	Description of Exhibits

31.1*	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2*	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1*	—	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	—	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Amendment No. 2 to Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Alice, the State of Texas, on January 24, 2011.

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