Form 10-Q/A
period 2010-09-30
Forbes Energy Services Ltd.
filed 2011-01-24
CIK 1434842

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    ☐  Yes    ☒  No

Shares outstanding of each of the registrant’s classes of common stock as of January 12, 2011:

Class	Outstanding as of January 12, 2011
Common Stock, $.01 par value	83,673,700

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A, or the Amendment, amends the Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, or the Original Report, filed by Forbes Energy Services Ltd. and its subsidiaries, or the Forbes Group, with the Securities and Exchange Commission on November 12, 2010. The Forbes Group is amending the Original Report in response to a comment letter received from the staff of the Securities and Exchange Commission in connection with the staff’s review of our Registration Statement on Form S-4 filed on November 19, 2010 in order to reflect the following items:

•

The amendment of the certifications, filed pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 as exhibits 32.1 and 32.2 to the Original Report, to replace the inadvertent reference to the quarter ended June 30, 2010 with the correct reference to the quarter ended September 30, 2010.

Except as described above, no other changes have been made to the Original Report. Accordingly, this Amendment should be read in conjunction with our Original Report. Further, the Amendment is stated as of the file date of the Original Report and does not reflect events occurring after the filing date of the Original Report.

PART II — OTHER INFORMATION

Item 6.	Exhibits**

Number	Description of Exhibits

31.1* —	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2* —	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1* —	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2* —	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORBES ENERGY SERVICES LTD.

January 24, 2011	By:	/S/ JOHN E. CRISP
John E. Crisp
Chairman, Chief Executive Officer and President
(Principal Executive Officer)

January 24, 2011	By:	/S/ L. MELVIN COOPER
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

4