Form 10-Q/A
period 2010-09-30
Forbes Energy Services Ltd.
filed 2011-03-14
CIK 1434842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q/A

Amendment No. 2

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

☐	Large accelerated filer	☐	Accelerated filer

☒	Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    ☐  Yes    ☒  No

Shares outstanding of each of the registrant’s classes of common stock as of March 11, 2011:

Class	Outstanding as of March 11, 2011
Common Stock, $.01 par value	83,673,700

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-Q/A, or the Amendment, amends the Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, or the Original Report, filed by Forbes Energy Services Ltd. and its subsidiaries, or the Forbes Group, with the Securities and Exchange Commission on November 12, 2010. The Forbes Group is amending the Original Report in response to a comment letter received from the staff of the Securities and Exchange Commission, or the Commission, in connection with the staff’s review of our Registration Statement on Form S-4/A filed on January 25, 2011 regarding the quarter referred to in the certifications delivered pursuant Section 906 of the Sarbanes-Oxley Act.

In response to the Commission’s comment, this Form 10-Q/A sets forth the Original Report in its entirety with the exception of the exhibit index set forth in Part II, Item 6, which has been amended and restated in its entirety to contain the corrected certifications required by Section 906.

Except as described above, this Form 10-Q/A speaks as of the original filing date of the Original Report and does not reflect events occurring after the filing date of the Original Report.

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

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Reserved

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Number		Description of Exhibits

31.1*	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2*	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1*	—	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	—	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORBES ENERGY SERVICES LTD.

March 11, 2011	By:	/S/ JOHN E. CRISP
John E. Crisp
Chairman, Chief Executive Officer and President (Principal Executive Officer)

March 11, 2011	By:	/S/ L. MELVIN COOPER
L. Melvin Cooper
Senior Vice President, Chief Financial Officer and Assistant Secretary (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Number		Description of Exhibits

31.1*	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2*	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1*	—	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	—	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.