Form 10-K/A
period 2010-12-31
Forbes Energy Services Ltd.
filed 2011-04-29
CIK 1434842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K/A

(Amendment No. 1)

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-150853-4

Forbes Energy Services Ltd.

(Exact name of registrant as specified in its charter)

Bermuda	98-0581100
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3000 South Business Highway 281
Alice, Texas	78332
(Address of principal executive offices)	(Zip Code)

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

At April 26, 2011, there were 83,673,700 common shares outstanding.

The Registrant hereby amends the following items of its Form 10-K for the fiscal year ended December 31, 2010 filed with the Securities and Exchange Commission on March 30, 2011. No other information in our originally filed Form 10-K is amended hereby. Capitalized terms used but not defined herein shall have the meaning ascribed to such terms in the Form 10-K as originally filed.

Item 10.	Directors, Executive Officers and Corporate Governance

The following table sets out information for each of our directors and executive officers.

Name	Age	Position
John E. Crisp	49	Chairman of the Board, President and Chief Executive Officer
Charles C. Forbes	57	Executive Vice President, Chief Operating Officer and Director
L. Melvin Cooper	57	Senior Vice President, Chief Financial Officer and Secretary
Dale W. Bossert	66	Director
Travis H. Burris	49	Director
Janet L. Forbes	56	Director
William W. Sherrill	84	Director

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

Executive Officers

John E. Crisp, Chairman of the Board, President and Chief Executive Officer

Mr. Crisp is our President and Chief Executive Officer and was appointed to such offices and elected as a director and Chairman of the Board upon Forbes Energy Services Ltd.’s formation effective April 11, 2008 and since the Delaware Reorganization effective January 1, 2008, has been the Chairman of the Board, President and Chief Executive Officer of Forbes Energy Services LLC. Prior to the Delaware Reorganization, Mr. Crisp was a founding partner of the Forbes Group and Director of Operations of TX Energy Services since 2003. Prior to founding the Forbes Group, Mr. Crisp was a Division Manager at Key Energy from 1998 to 2003. Key Energy acquired Dawson Production Services shortly after Dawson acquired Hellums Services, Inc. in 1998. Mr. Crisp became a partner of Hellums in 1995, after serving as their Equipment and Safety Manager from 1990 and served in the same capacity until it was sold to Dawson in 1998, at which time Mr. Crisp was serving as a district manager. Mr. Crisp started in the energy industry in 1978, working as an equipment operator. Mr. Crisp has over 30 years of oilfield services industry experience and has twice before founded, built and later sold oilfield service businesses.

Charles C. Forbes, Executive Vice President, Chief Operating Officer and Director

Mr. Forbes is our Executive Vice President and Chief Operating Officer and was appointed to such offices and elected a director upon Forbes Energy Services Ltd.’s formation effective April 11, 2008 and since the Delaware Reorganization effective January 1, 2008, has been a director and Executive Vice President and Chief Operating Officer of Forbes Energy Services LLC. Prior to the Delaware Reorganization, Mr. Forbes was a founding partner of the Forbes Group and Director of Operations of C.C. Forbes since 2003. Mr. Forbes founded Forbes Oil & Gas Company, an independent exploration and production company, in the mid-1980s which he continues to operate. From 1998 to 2003, Mr. Forbes served as a consultant to various independent oilfield services companies in South Texas. Mr. Forbes started in the oilfield industry with Otis Engineering doing workover and wireline work. Mr. Forbes purchased Hellums Services, Inc. in 1995, which was acquired by Dawson Production Services in 1998. Mr. Forbes started O.K. Well Service in 1978, with three rigs and sold it to Pride Petroleum Services in 1990, when such company had 22 workover rigs, 12 swabbing rigs and 6 winch trucks with approximately 145 employees. Mr. Forbes managed the operations of oil and natural gas leases from 1980 through 2006 and various salt water disposal wells from 1980 through 2006. Mr. Forbes has over 35 years of oilfield services industry experience and has experience founding, building and selling oilfield services businesses.

L. Melvin Cooper, Senior Vice President, Chief Financial Officer and Assistant Secretary

Mr. Cooper is our Senior Vice President, Chief Financial Officer and Assistant Secretary and was appointed to such offices upon Forbes Energy Services Ltd.’s formation effective April 11, 2008 and since the Delaware Reorganization effective January 1, 2008, has been the Senior Vice President, Chief Financial Officer and Secretary of Forbes Energy Services LLC. Prior to the Delaware

Reorganization, Mr. Cooper was Senior Vice President & Chief Financial Officer of the Forbes Group from June 2007. In October 2010, Mr. Cooper joined the board of Flotek Industries Inc., a company listed on the New York Stock Exchange. From January to June, 2007, he served as Senior Vice President and Chief Financial Officer of Cude Oilfield Contractors, Inc., an oilfield construction company. From September 2004 to January 2007, Mr. Cooper served as President of SpectraSource Company, a supplier of products and services to the new home building industry. From April 2000 to September 2004, Mr. Cooper served as President and Chief Executive Officer of Cerqa, the supply chain management division of Nationwide Graphics, Inc., a national printing and supply chain management company where Mr. Cooper served as Senior Vice President and Chief Financial Officer. Mr. Cooper has also served as Chief Financial Officer of private and public companies involved in scrap metal recycling, manufacturing, water purification, natural gas marketing and drilling fluids. Mr. Cooper earned a degree in accounting from Texas A & I University in 1975. Mr. Cooper is a Certified Public Accountant.

Directors

In addition to Messrs. Crisp and Forbes, the following individuals are our directors.

Dale W. Bossert

Mr. Bossert was elected as a director upon Forbes Energy Services Ltd.’s formation effective April 11, 2008 and has served as a director of Forbes Energy Services LLC since March 20, 2008. Since its inception on May 1, 2006, Mr. Bossert has served as a director of GasFrac Energy Services. In August 2010 GasFrac Energy Services conducted a Canadian initial public offering and was listed on the Toronto Stock Exchange. Mr. Bossert recently served as the Chairman of the Board and a director of Turnkey E&P Inc., or Turnkey, a company listed on the Toronto Stock Exchange, from July 16, 2007 to February 14, 2009 and served as director of Keeper Resources Inc., a company that was listed on the Toronto Stock Exchange, until its sale in May 2008. Prior to his service as Chairman of the Board and director of Turnkey, he was its President and Chief Executive Officer for three years and prior to that was President of DWB Oil and Gas Consulting Ltd. for four years. On November 17, 2008, the principal operating subsidiary of Turnkey filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Turnkey was subject to a cease trade order by the Alberta Securities Commission on December 14, 2009 and received cease trade orders from other Canadian securities commissions subsequently. Mr. Bossert resigned as a director of Turnkey on February 14, 2010. Mr. Bossert has approximately 40 years of experience in the upstream oil and natural gas industry and has held various positions with Amoco Corporation in Calgary, Alberta and Chicago, Illinois, and with Union Pacific Resources Company in Calgary, Alberta, Denver, Colorado and Fort Worth, Texas. Mr. Bossert has worked for or acted as a consultant to a number of U.S. based energy companies, including Celsius Energy Company, Chesapeake Energy Corp. and Bass Enterprises.

Travis H. Burris

Mr. Burris was elected as a director upon Forbes Energy Services Ltd.’s formation effective April 11, 2008 and since the Delaware Reorganization effective January 1, 2008, has served as a director of Forbes Energy Services LLC. Mr. Burris has been President, Chief Executive Officer and a director of Texas Champion Bank since 1987. Mr. Burris received a BBA degree in Finance from Texas A & M University.

Janet L. Forbes

Ms. Forbes was elected as a director upon Forbes Energy Services Ltd.’s formation effective April 11, 2008 and since the Delaware Reorganization effective January 1, 2008, has served as a director of Forbes Energy Services LLC. Ms. Forbes was a founding investor in the Forbes Group. Ms. Forbes was a partner and Chief Financial Officer of O.K. Well Service from 1978 until it was sold to Pride Petroleum Services in 1990. When such company was sold, it had 22 workover rigs, 12 swabbing rigs and 6 winch trucks with approximately 145 employees. Ms. Forbes was the Managing Director and owner of CJC Ventures, LLC, a salon company, since January 2007 until the company’s dissolution in 2010. Prior to that time, Ms. Forbes was a private investor.

William W. Sherrill

Mr. Sherrill was elected as a director upon Forbes Energy Services Ltd.’s formation effective April 11, 2008 and since the Delaware Reorganization effective January 1, 2008, has served as a director of Forbes Energy Services LLC. Mr. Sherrill has extensive experience in both operations and finance. In addition to his active business interests, Mr. Sherrill has taught Entrepreneurship as an Executive Professor at the University of Houston’s Bauer College of Business Administration since September 1990 and has been Chairman of the Center for Entrepreneurship and Innovation at that university since September 1993, which recently ranked second in the nation among similar programs at other universities. Mr. Sherrill is also an Adjunct Professor at the Cullen College of Engineering. Mr. Sherrill was President of Associates Company of North America. Mr. Sherrill has served as a director of Gulf and Western and Dasa Company. In addition, Mr. Sherrill was a director of the Federal Deposit Insurance Corporation, a Commissioner to the United Nations Commission for UNESCO (the United Nations Educational, Scientific and Cultural Organization), a Governor of the Federal Reserve System in Washington D.C., Treasurer of the City of Houston, President of a commercial bank, Executive Vice President of a savings and loan association and President of a federal credit union. Mr. Sherrill holds an MBA from Harvard Graduate School of Business Administration, with Distinction in Finance and Manufacturing.

The Board of Directors has determined that Dale W. Bossert, Travis H. Burris and William W. Sherrill are independent directors under the definition of independence used by NASDAQ, as set forth in more detail below.

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

Our board of directors will continue to evaluate and seek to improve upon, as appropriate, our corporate governance principles and policies on a going-forward basis.

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

Board of Directors

Our bye-laws provide for a board of directors consisting of six directors, which is the current number of directors we have. Our board of directors has had six meetings in 2010, conducting all other business to date by unanimous written consent. The board of directors intends to meet at least quarterly every year.

As we are not currently listed on a U.S. national securities exchange or an inter-dealer quotation system that has requirements that a majority of the board of directors be independent, we use the definition of independence of the Nasdaq Stock Exchange, or NASDAQ, to determine whether our directors are independent for purposes of U.S. securities laws. The board of directors has determined that Dale W. Bossert, Travis H. Burris and William W. Sherrill are independent directors as defined by NASDAQ. Our securities are listed on the Toronto Stock Exchange, which employs a different definition of independence than NASDAQ. The board of directors has determined that Messrs. Bossert, Burris and Sherrill are independent under the rules of the Toronto Stock Exchange.

Nominating and Voting Agreement

In connection with the Bermuda Reorganization, Charles C. Forbes, Janet L. Forbes, John E. Crisp and FES Ltd entered into a nominating and voting agreement. Under the terms of this agreement, Mr. Crisp, Mr. Forbes, Ms. Forbes and their respective successors or assigns, or the Founders, were granted the right to designate a majority of members of the board of directors of the Company for election. In connection with the Company’s proposed listing of its common stock on NASDAQ, the Company and the Founders decided to amend certain provisions of this agreement in order to tie the Founders’ nomination rights more closely to their combined ownership percentage of the Company’s voting stock. On March 9, 2011, the Company and the Founders executed an amended and restated nominating and voting agreement to become effective as of the date of the Conversion. Pursuant to this restated agreement, effective as of the Conversion, for as long as the Founders own greater than 25% in the aggregate of the total outstanding common stock of the Company (or other stock that at such time votes with the Common Stock with respect to the election of directors), they will have the right to designate for election such number of members of the board of directors, rounded up to the greatest whole number, commensurate with their aggregate ownership percentage of such stock. Notwithstanding the foregoing, the Founders will not have the right to designate for election a majority of the board of directors unless the Founders own a majority of the such voting stock of the Company. To the extent that the Founders are unable to mutually agree upon which individuals shall be the board designees, the Founders agree to use good-faith best efforts to nominate Mr. Crisp, Mr. Forbes and Ms. Forbes as board designees, provided that if the number of board designees is less than three, then the Founders agree to use good-faith best efforts to nominate the individuals with the higher ownership percentage of the Company’s voting stock to the available designee positions.

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

Committees of the Board of Directors

The board of directors has established three board committees: the audit committee, the compensation committee, and the nominating and corporate governance committee. The information below summarizes the functions of each of the committees in accordance with their charters. Copies of our committee charters are available on the Investor Relations section of our website at http://www.forbesenergyservices.com.

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

The audit committee, as permitted by, and in accordance with, the requirements of the Companies Act of 1981 (Bermuda) and our memorandum of association and bye-laws and any legal or regulatory authority having jurisdiction, is responsible to periodically assess the adequacy of procedures for the public disclosure of financial information and review on behalf of the board of directors, and report to the board of directors, the results of its review and its recommendation regarding all material matters of a financial reporting and audit nature, including, but not limited to, the following main subject areas:

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

The audit committee meets at least once per financial quarter to fulfill its responsibilities under its charter, which includes the review of our quarterly and annual financial statements. In 2010, the audit committee met eight times. The audit committee is comprised of Dale W. Bossert, Travis H. Burris and William W. Sherrill, each of whom is independent under the rules of the NASDAQ and the Toronto Stock Exchange, financially literate as required by MI 52-110 and qualifies as audit committee financial experts as defined in Item 407(d)(5)(ii) of Regulation S-K of the Exchange Act. Mr. Sherrill is the chair of the audit committee.

Compensation Committee

In accordance with its charter, the compensation committee’s role is to assist the board of directors in fulfilling its responsibilities relating to matters of human resources and compensation, including equity compensation and to establish a plan of continuity and development for our senior management. The compensation committee also reviews and recommends to the board of directors a comprehensive statement of compensation philosophy, strategy and principles for our executives and periodically evaluates our compensation and benefits program in accordance with such statement. The compensation committee reviews and makes recommendations to the board of directors regarding all new employment, consulting, retirement and severance agreements and arrangements proposed for our executives and evaluates existing agreements with our executives, including the Chief Executive Officer and with our directors. The compensation committee may not form or delegate authority to subcommittees without the prior approval of the board of directors.

The compensation committee is comprised of Dale W. Bossert, Travis H. Burris and William W. Sherrill, all of whom are independent under the rules of the NASDAQ and the Toronto Stock Exchange. Mr. Burris is the chair of the compensation committee. In 2010, our compensation committee has met two times. The compensation committee meets as necessary.

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

The nominating and corporate governance committee is comprised of Dale W. Bossert, Travis H. Burris and William W. Sherrill, all of whom are independent under the rules of the NASDAQ and the Toronto Stock Exchange. Mr. Bossert is the chair of the nominating and corporate governance committee. Our nominating and corporate governance committee met once in 2010. The nominating and corporate governance committee meets at least annually and otherwise as necessary.

The nominating and corporate governance committee is responsible for, among other things, identifying and recommending potential candidates for nomination to the board of directors. The identification of potential board members is undertaken with a view to ensuring overall diversity of experience, backgrounds, skills and geographic representation of board members. The nominating and corporate governance committee receives advice from the board of directors and considers written recommendations from the shareholders of the Company respecting individuals best suited to serve as directors and, when necessary, develops its own list of appropriate candidates for directorships.

Indemnification of Directors and Officers

Section 98 of the Companies Act of 1981 (Bermuda) provides generally that a Bermuda company may indemnify its directors, officers and auditors against any liability that by virtue of any rule of law would otherwise be imposed on them in respect of any negligence, default, breach of duty, or breach of trust, except in cases where such liability arises from fraud or dishonesty of which such director, officer, or auditor may be guilty in relation to such company. Section 98 further provides that a Bermuda company may indemnify its directors, officers and auditors against any liability incurred by them in defending any proceedings, whether civil or criminal, in which judgment is awarded in their favor or in which they are acquitted or granted relief by the Supreme Court of Bermuda pursuant to section 281 of the Companies Act.

Our bye-laws have provisions that provide that it shall indemnify its officers and directors in respect of their actions and omissions, except in respect of their fraud or dishonesty. The bye-laws provide that the shareholders waive all claims or rights of action that they might have, individually or on our behalf, against each of our directors or officers for any act or failure to act in the performance of such director’s or officer’s duties, except in respect of any fraud or dishonesty of such director or officer. The Companies Act of 1981 (Bermuda) permits us to purchase and maintain insurance for the benefit of any officer or director in respect of any loss or liability attaching to him or her in respect of any negligence, default, breach of duty, or breach of trust, whether or not we may otherwise indemnify such officer or director. We have purchased and maintain a directors’ and officers’ liability policy for such a purpose.

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

The Company does not have a formal policy for allocating between cash and non-cash compensation, generally or with respect to its named executive officers. Rather the compensation committee evaluates each element of compensation separately. For the named executive officers, the factors used in such evaluation are set forth below.

In connection with our Bermuda reorganization and Canadian initial public offering, in May 2008 we entered into employment agreements with each of our executive officers named in our summary Compensation Table on Page 9, or Named Executive Officers. The compensation committee was involved in this process and considered the following factors in setting compensation levels, including base salary, potential bonus and option awards, for each of the Named Executive Officers:

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

On August 24, 2010 and September 9, 2010, the compensation committee met to discuss, among other things, the compensation of Mr. Cooper. It was determined that, in order to ensure that Mr. Cooper’s compensation adequately reflects what the committee felt, based on the general experience of its members, is available in the market, Mr. Cooper’s compensation should be increased. The committee felt that it was appropriate to grant Mr. Cooper an incentive option to purchase 475,000 common shares to Mr. Cooper at an exercise price of $0.65 per share. The option has a ten year life and vests in four equal installments over two years. Further, the committee decided to raise Mr. Cooper’s base salary from $200,000 a year to $250,000 a year. The committee feels that this mix of compensation (both long-term equity compensation and base salary increase) rewards Mr. Cooper for his efforts a Chief Financial Officer and provides incentives for performance that align with the interests of our shareholders.

Our compensation committee has not conducted a complete review of the compensation of Messrs. Crisp and Forbes since May 2008. Nevertheless, due to economic conditions, our compensation committee did acknowledge and agree, in April 2009, to the voluntary and temporary reduction in base salary of Messrs. Crisp, Forbes and Cooper of $37,500, $37,500 and $5,000, respectively. As discussed above, Mr. Cooper’s salary has subsequently been increased. Additionally, due to economic conditions, the compensation committee determined that Messrs. Crisp, Forbes and Cooper should not receive bonus payments for 2009. As economic conditions improve, it is anticipated that the compensation committee will establish formal methodologies for reviewing base salary and determining cash and equity bonus awards.

On April 11, 2011, based on the recommendation of the compensation committee, the board of directors approved cash bonuses of $300,000, $300,000 and $100,000 to John E. Crisp, Charles C. Forbes and L. Melvin Cooper, respectively. These cash bonuses have been awarded, but have not yet been paid. The compensation committee decided to recommend these bonuses in an attempt to ensure that the total cash compensation of its executive officers adequately reflects the cash compensation that is available to executives of similarly situated companies in our market. In arriving at this decision, the compensation committee reviewed data from the following published surveys: 2010 Economics Research Institute Platform Library, Watson Wyatt’s 2008/2009 Top/Middle Management Calculator, 2010 Mercer Compensation Survey for the Energy Sector.

Summary Compensation

The following table sets forth all compensation paid, payable, awarded, granted, given, or otherwise provided, directly or indirectly, by Forbes Energy Services Ltd. or a subsidiary thereof, in U.S. dollars, to the individuals who were, at December 31, 2010, the Chief Executive Officer, the Chief Financial Officer and the only other executive officer whose total annual compensation was more than $100,000. The currency of compensation awarded, earned, paid or payable is in U.S. dollars.

Name and principal position	Year	Salary ($)		Bonus ($)	Share- based awards ($)	Option- based awards ($)		Non-equity incentive plan compensation ($)		Pension value ($)	All other compensation ($)		Total compensation ($)
								Annual incentive plans	Long-term incentive plans
John E. Crisp President & Chief Executive Officer(1)	2010	462,500		—	—	—		—	—	—	57,178	(2)	519,678
	2009	474,038		—	—	—		—	—	—	61,148	(3)	535,055
	2008	500,019	(4)	—	—	1,307,523	(5)	—	—	—	52,115	(6)	1,859,657
Charles C. Forbes Executive Vice President & Chief Operating Officer	2010	462,500		—	—	—		—	—	—	52,337	(7)	514,837
	2009	474,038		—	—	—		—	—	—	55,145	(8)	529,053
	2008	500,019	(4)	—	—	1,307,523	(5)	—	—	—	46,702	(9)	1,854,244
L. Melvin Cooper Senior Vice President & Chief Financial Officer	2010	233,154		—	—	255,574	(5)	—	—	—	31,403	(10)	520,131
	2009	197,692		—	—	—		—	—	—	27,604	(11)	225,165
	2008	200,000		—	—	1,307,523	(3)	250,000	—	—	32,228	(12)	1,789,751

(1)	Prior to June 1, 2007, Mr. Crisp also performed the functions of Chief Financial Officer. Mr. Cooper was appointed Chief Financial Officer on June 1, 2007. All of the named executive officers were employed by the Forbes Group prior to the Delaware Reorganization and the Bermuda Reorganization.
(2)	This amount is comprised of $33,000 for fees earned as a director, $6,178 for premiums paid by the Company for health insurance and $18,000 as an allowance for an automobile and related auto expenses.

(3)	This amount is comprised of $36,000 for fees earned as a director, $7,148 for premiums paid by the Company for health insurance and $18,000 as an allowance for an automobile and related auto expenses.
(4)	Pursuant to the Bermuda Reorganization, Messrs. Crisp and Forbes received equity interests in us in exchange for 63% of their respective equity interests in Forbes Energy Services LLC. In addition, they have received payments indirectly from us as a result of the related party transactions described under Item 13 on page 20 of this prospectus. Finally, as owners of the member entities of the Forbes Group, Messrs. Crisp and Forbes received cash distributions from the Forbes Group with respect to the fiscal period ended May 28, 2008, the date immediately preceding the Bermuda Reorganization, of $2.1 million and $2.1 million, respectively, primarily to allow them to make tax payments.
(5)	The options were priced using the Black-Scholes option pricing model, using assumptions included in Note 5 of our audited financial statements for the year ended December 31, 2010 included herein.
(6)	This amount is comprised of $23,000 for fees earned as a director, $11,115 for premiums paid by the Company for health insurance and $18,000 as an allowance for an automobile and related auto expenses.
(7)	This amount is comprised of $30,996 for fees earned as a director, $3,341 for premiums paid by the Company for health insurance and $18,000 as an allowance for an automobile and related auto expenses.
(8)	This amount is comprised of $33,996 for fees earned as a director, $3,145 for premiums paid by the Company for health insurance and $18,000 as an allowance for an automobile and related auto expenses.
(9)	This amount is comprised of $21,664 for fees earned as a director, $7,038 for premiums paid by the Company for health insurance and $18,000 as an allowance for an automobile and related auto expenses.
(10)	This amount is comprised of $13,403 for premiums paid by the Company for health insurance and $18,000 as an allowance for an automobile and related auto expenses.
(11)	This amount is comprised of $9,604 for premiums paid by the Company for health insurance and $18,000 as an allowance for an automobile and related auto expenses.
(12)	This amount is comprised of $14,228 for premiums paid by the Company for health insurance and $18,000 as an allowance for an automobile and related auto expenses.

Employment Agreements

As part of our overall compensation plan, we have long-term employment agreements with our three executive officers. John E. Crisp serves as our President and Chief Executive Officer, Charles C. Forbes serves as our Executive Vice President and Chief Operating Officer, and L. Melvin Cooper serves as our Senior Vice President, Chief Financial Officer and Assistant Secretary. Each long-term employment agreement has a current term expiring April 30, 2011. The term of each agreement automatically extends for an additional year every May 1 unless notice of termination is given before any such date by us or the employee.

For the year ending December 31, 2010, the employment agreements of Messrs. Crisp, Forbes, and Cooper provided for annual base salaries of $500,000, $500,000 and $200,000, respectively. Notwithstanding this fact, in April 2009, Messrs. Crisp, Forbes and Cooper voluntarily agreed to a temporary reduction in base salary of $37,500, $37,500 and $5,000 per year, respectively, provided that Mr. Cooper’s salary was subsequently increased in September 2010 as discussed above.

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

For Messrs. Forbes and Crisp, if either were terminated without cause as of December 31, 2010, each would have been entitled to his then-current base salary of $500,000 and 450,000 common shares issuable upon exercise of his options would have immediately vested. If either had been terminated following a change in control, each would have been entitled to three times his then-current base salary, or $1.5 million, and the same acceleration of vesting of his options would apply. For Mr. Cooper, if he had been terminated without cause as of December 31, 2010, he would have been entitled to his then-current base salary of $200,000 and 450,000 common shares issuable upon exercise of his options would have immediately vested. If he had been terminated following a change in control, he would have been entitled to three times his then-current base salary, or $600,000, and the same acceleration of vesting of his options would apply.

Pursuant to our employment agreements with Messrs. Crisp, Forbes and Cooper, certain tax protection is provided in the form of a gross-up payment to reimburse the executive for any excise tax under Section 4999 of the U.S. Code as well as any additional income taxes resulting from such reimbursement. Section 4999 of the U.S. Code imposes a 20% non-deductible excise tax on the recipient of an “excess parachute payment” and U.S. Code Section 280G disallows the tax deduction to the payor of any amount of an excess parachute payment that is contingent on a change of control. If such additional excise tax is due, we have agreed to pay such tax on a “grossed-up” basis for those executives.

Our employment agreements with Messrs. Crisp, Forbes and Cooper define change of control to mean (i) any person or group obtaining a majority of the voting shares of Forbes Energy Services Ltd. pursuant to a tender offer; (ii) a majority of the directors of

Forbes Energy Services Ltd. being replaced during any twelve months period by new directors whose appointment or election is not endorsed by a majority of the board prior to such appointment or election; or (iii) any person or group acquires assets from Forbes Energy Services Ltd. that have a total gross fair market value equal to 75% of the total gross fair market value of all of the assets of the Parent immediately prior to such acquisition.

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

The respective agreements of Messrs. Crisp and Forbes acknowledge their existing interests in other business ventures described under Item 13 of this report on page 20 and their right to engage in other such businesses that would comply with the terms of the covenant applicable to transactions with affiliates in the indenture governing our senior secured notes.

Potential Payments upon Termination or Change of Control (1)

Name and principal position		Voluntary Termination		Termination for Cause		Termination by Company without Cause	Change in Control with Termination for Good Reason by Executive or Without Cause		Death and Permanent Disability
John E. Crisp President & Chief Executive	Compensation: Severance		$—		$—	664,384		$1,734,375		$123,288
Officer	Acceleration of Unvested
	Stock Options		$—		$—	$—		$—		$—
	Benefits and Perquisites: Insurance continuation 280G Tax Gross Up	$ $	— —	$ $	— —	$17,809 —	$ $	40,208 633,114	$ $	13,271 —

			$—		$—	$682,193		$2,407,697		$136,559
Charles C. Forbes Executive Vice President &	Compensation: Severance		$—		$—	664,384		$1,734,375		$123,288
Chief Operating Officer	Acceleration of Unvested
	Stock Options		$—		$—	$—		$—		$—
	Benefits and Perquisites: Insurance continuation 280G Tax Gross Up	$ $	— —	$ $	— —	$17,809 —	$ $	40,208 669,126	$ $	13,271 —

			$—		$—	$682,193		$2,443,709		$136,559
L. Melvin Cooper Senior Vice President &	Compensation: Severance		$—		$—	332,192		$750,000		$61,647
Chief Financial Officer	Acceleration of Unvested
	Stock Options		$—		$—	$356,250		$356,250		$356,250
	Benefits and Perquisites: Insurance continuation 280G Tax Gross Up	$ $	— —	$ $	— —	$17,809 —	$ $	40,208 404,340	$ $	13,271 —

			$—		$—	$706,251		$1,550,798		$431,168

(1)	Calculated as of December 31, 2010

Compensation Committee Report

The compensation committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on the review and discussions referenced above, the compensation committee recommended to the board of directors that the Compensation Discussion and Analysis referred to above be included in this report.

This foregoing report is given by the following members of the compensation committee:

Dale W. Bossert,

Travis H. Burris,

William W. Sherrill

Compensation Committee Interlocks and Insider Participation

All members of the compensation committee are independent directors, and none of them are present or past employees of ours. Except as set forth in the following sentences, no member of the compensation committee has had any relationship with us requiring disclosure under Item 404 of Regulation S-K of the Exchange Act and none of our executive officers has served on the board of directors or compensation committee (or other committee serving an equivalent function) of any other entity, one of whose executive officers served on our board or compensation committee. As disclosed in Item 13 of this report, Mr. Burris has a noncontrolling interest in Resonant Technology Partners, a computer networking group that provides services to the Company. The Forbes Group recognized expenses of approximately $0.3 million, $0.2 million, and $0, and capital expenditures of approximately $28,000, $0 and $0 for the year-ended December 31, 2010, 2009, and 2008, respectively, with respect to Resonant Technology Partners. Further, Mr. Crisp, our President and Chief Executive Officer, serves on the board of directors of Texas Champion Bank for which Mr. Burris, the Chairman of our compensation committee, serves as President and Chief Executive Officer. However, Texas Champion Bank has a separate compensation committee and Mr. Crisp does not serve on that committee. We have a business relationship with Texas Champion Bank and, as of December 31, 2010, 2009 and 2008, we had $11.0 million, and $7.2 million and $10.6 million, respectively, on deposit with this bank.

Officers Who Also Act As Directors

Our Named Executive Officers who serve as directors receive the same cash compensation as our other directors for their service as directors but do not receive any additional equity-based compensation.

Incentive Plan Awards

Outstanding Share-Based Awards and Option-Based Awards

The following table sets forth for each Named Executive Officer all option-based and share-based awards outstanding at December 31, 2010.

	Option-based Awards								Share-based Awards
Name	Number of securities underlying unexercised options (#) Exercisable		Number of securities underlying unexercised options (#) Unexercisable		Option exercise price ($)	Option grant date	Option expiration date	Value of unexercised in-the- money options (1) ($)	Number of shares or units of shares that have not vested (#)	Market or payout value of share-based awards that have not vested ($)
John E. Crisp, President & Chief Executive Officer	300,000	(2)	150,000	(2)	7.00	05/29/2008	05/29/2018	0	—	—
Charles C. Forbes, Executive Vice President & Chief Operating Officer	300,000	(2)	150,000	(2)	7.00	05/29/2008	05/29/2018	0	—	—
L. Melvin Cooper,	—		475,000	(3)	0.65	08/24/2010	08/24/2020	$356,250	—	—
Senior Vice President & Chief Financial Officer	300,000	(2)	150,000	(2)	7.00	05/29/2008	05/29/2018	0	—	—

(1)	These amounts are calculated based on the difference between the market value of the securities underlying the options at the end of the year (CDN$1.40), and the exercise price of the options.
(2)	These option-based awards were granted on May 29, 2008 and vest in three equal installments over a three year period.
(3)	This option-based award was granted on August 24, 2010 and vests in four equal installments over a two year period.

Options Exercised and Stock Vested

None of our Named Executive Officers exercised any of their exercisable options during fiscal 2010 nor did any of our named executive officers vest in any stock awards during fiscal 2010.

Value Vested or Earned During the Year

The following table sets forth for each Named Executive Officer the value vested or earned on all option-based awards, share-based awards, and non-equity incentive plan compensation during the financial year ending December 31, 2010.

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

Incentive Compensation Plan

In connection with the Bermuda Reorganization, the board of directors adopted and the Company’s sole shareholder at the time approved the Incentive Plan. The Incentive Plan is an unfunded plan that provides for the granting of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock, and other stock-based incentive compensation, collectively referred to as the Awards, to employees, directors and consultants of the Company or an affiliate. The board of directors believes that the Incentive Plan strengthens the Company’s ability to attract, retain, and reward employees, directors, and consultants by enabling such persons to acquire or increase a proprietary interest in the Company, strengthening the mutuality of interests between such persons and the Company’s shareholders, and providing such persons with performance incentives to expend their maximum efforts in the creation of shareholder value. The Incentive Plan provides for a reserve equal to 5,220,000 Common Shares. In August 2010, the compensation committee granted options to purchase a total of 2,540,000 common shares to employees and directors. As of
April 26, 2011, there are no shares available for future grants under this plan. The compensation committee has determined to have the options outstanding under the Incentive Plan proportionately reduced by a factor of ten after the Share Consolidation has been effected. After the Conversion, which we expect to occur immediately after the Share Consolidation, the Incentive Plan will continue in effect as the Incentive Plan of Forbes Texas.

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

Change in Control Benefits

Unless the Plan Administrator determines otherwise, upon or following a “Change in Control” of the Company, as such term is defined in the Incentive Plan, Awards shall accelerate and all restrictions shall immediately lapse. In addition, Options that remain unexercised on the effective date of the Change in Control may be immediately forfeited or, if the Company is not the surviving company, all outstanding Options and SARs may be substituted or assumed by the surviving company. Pursuant to the Incentive Plan, a Change in Control is generally deemed to have occurred upon (i) the sale, transfer, or other conveyance of all or substantially all of the Company’s assets, (ii) the acquisition of beneficial ownership, directly or indirectly, by a person of securities representing 50% or more of the total voting power of the Company’s voting shares, or (iii) the occurrence of an event that would be required to be reported by the Company in Item 1 of a Current Report of a Form 8-K under the U.S. Securities Act (such as the replacement of 2 / 3 of the members of the board of directors during a 24-month period, unless such replacement was approved by a vote of at least 2 / 3 of the directors then still in office who either were directors at the beginning of such 24-month period or whose election or nomination for election was previously approved). Notwithstanding the foregoing, with respect to an Award that is treated as nonqualified deferred compensation subject to U.S. Code Section 409A, a Change in Control is deemed to occur upon (i) the sale, transfer or other conveyance of all or substantially all of the Company’s assets, (ii) the acquisition of beneficial ownership, directly or indirectly, by a person of securities representing more than 50% of the total voting power of the Company’s voting shares, or (iii) the replacement of 1 / 2 of the members of the board of directors during a 12-month period, unless such replacement was approved by a vote of at least 1 / 2 of the directors then still in office who either were directors at the beginning of such 12-month period or whose election or nomination for election was previously approved.

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

Director Compensation

The following table details the compensation received by each Director, other than Named Executive Officers, in 2010.

Name	Fees earned ($)	Share- based awards ($)	Option- based awards ($)	Non-equity incentive plan compensation ($)	Pension value ($)	All other compensation ($)	Total ($)
Dale W. Bossert	$44,000	—	—	$40,500	—	—	$84,500
Travis H. Burris	$44,000	—	—	$40,500	—	—	$84,500
Janet L. Forbes	$33,996	—	—	—	—	—	$33,996
William W. Sherrill	$44,000	—	—	$40,500	—	—	$84,500

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

On August 24, 2010, the compensation committee resolved to grant each of the directors who did not participate in the founding of the Company (Messrs Bossert, Burris and Sherrill) an option to purchase 75,000 shares at an exercise price of $0.65 per share. The options have a ten year life and vest in four equal installments over two years.

Incentive Plan Awards

Outstanding Share-Based Awards and Option-Based Awards

The following table sets forth for each Director, other than Named Executive Officers who are directors, all option-based and share-based awards outstanding at December 31, 2010.

	Option-based Awards							Share-based Awards
Name	Number of securities underlying unexercised options (#) Exercisable		Number of securities underlying unexercised options (#) Unexercisable		Option exercise price ($)	Option expiration date	Value of unexercised in-the-money options (1) ($)	Number of shares or units of shares that have not vested (#)	Market or payout value of share-based awards that have not vested ($)
Dale W. Bossert	50,000	(2)	25,000	(2)	7.00	05/29/2018	—	—	—
	—		75,000	(3)	0.65	08/24/2020	56,250	—	—
Travis H. Burris	50,000	(2)	25,000	(2)	7.00	05/29/2018	—	—	—
	—		75,000	(3)	0.65	08/24/2020	56,250	—	—
Janet L. Forbes	50,000	(2)	25,000	(2)	7.00	05/29/2018	—	—	—
William W. Sherrill	50,000	(2)	25,000	(2)	7.00	05/29/2018	—	—	—
	—		75,000	(3)	0.65	08/24/2020	56,250	—	—

(1)	These amounts are calculated based on the difference between the market value of the securities underlying the options at December 31, 2010 (CDN$1.40), and the exercise price of the options.
(2)	These option-based awards were granted on May 29, 2008.
(3)	These option-based awards were granted on August 24, 2010.

Value Vested or Earned During the Year

The following table sets forth for each Director the value vested or earned on all option-based and share-based awards, and non-equity incentive plan compensation during the financial year ending December 31, 2010.

Name	Option grant date		Option-based awards –Value vested during the year ($)	Share-based awards –Value vested during the year ($)	Non-equity incentive plan compensation –Value earned during the year ($)
Dale W. Bossert	5/29/2008	(1)	0	—	—
	8/24/2010	(2)	0	—	—
Travis H. Burris	5/29/2008	(1)	0	—	—
	8/24/2010	(2)	0	—	—
Janet L. Forbes	5/29/2008	(1)	0	—	—
William W. Sherrill	5/29/2008	(1)	0	—	—
	8/24/2010	(2)	0	—	—

(1)	These options granted to each of our directors that did not participate in the founding of the Company vest in three equal installments over a three year period.
(2)	These options granted to each of our non-employee directors vest in four equal installments over a two year period.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of our voting securities as of April 26, 2011:

•	each person who is known to us to be the beneficial owner of more than 5% of our voting securities;

•	each of our directors; and

•	each of our executive officers and all of our executive officers and directors as a group.

Unless otherwise indicated, each person named below has an address in care of our principal executive offices and has sole power to vote and dispose of the shares of voting securities beneficially owned by them, subject to community property laws where applicable.

Name	Common Shares Beneficially Owned(*)		Percentage of Common Shares Beneficially Owned(%)
Executive Officers and Directors:
John E. Crisp	10,154,700	(1)	10.1%
Charles C. Forbes	10,584,850	(1)	10.5%
L. Melvin Cooper.	623,750	(2)	*
Dale W. Bossert	107,950	(3)	*
Travis H. Burris	314,100	(3)	*
Janet L. Forbes	9,358,000	(4)	9.3%
William W. Sherrill	93,750	(5)	*
All directors and executive officers as a group (7 persons)	31,233,100	(6)	31.1%

Other 5% Stockholders:
The West Face Group	19,735,872		19.6%
The Modern Group Ltd.	5,311,000	(8)	5.3%

*	Indicates beneficial ownership of less than 1% of the total outstanding common stock. “Beneficial ownership” is a term broadly defined by the SEC in Rule 13d-3 under the Securities Exchange Act of 1934, as amended and includes more than typical forms of stock ownership, that is, stock held in the person’s name. The term also includes what is referred to as “indirect ownership,” meaning ownership of shares as to which a person has or shares investment or voting power. For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares as of April 26, 2011 if that such person or group has the right to acquire within 60 days after such date.
(1)	Includes 450,000 Common Shares issuable upon exercise of options.
(2)	Includes 568,750 Common Shares issuable upon exercise of options.
(3)	Includes 93,750 Common Shares issuable upon exercise of options.
(4)	Includes 75,000 Common Shares issuable upon exercise of options.
(5)	Includes 93,750 Common Shares issuable upon exercise of options.
(6)	Includes 1,825,000 Common Shares issuable upon exercise of options.
(7)	Includes 4,730,100 Common Shares collectively owned by the West Face Group as reported to the Company by the West Face Group on April 11, 2011 and 15,005,772 Common Shares currently issuable upon the conversion of the 588,059 Series B Preferred Shares currently held by the West Face Group. Each Series B Preferred Share is convertible, as of April 26, 2011, at the option of the holder into 36 common shares, provided that no holder is entitled to effect such a conversion if it would result in such holder (and affiliates) beneficially owning 20% or more of the number of common shares outstanding immediately after giving effect to the conversion. Therefore, the maximum number of common shares into which the Series B Preferred Shares owned by the West Face Group could convert is 15,005,772, assuming the numbers reported to by the West Face Group on, April 11, 2011 remains accurate. The West Face Group consists of West Face Long Term Opportunities Limited Partnership, West Face Long Term Opportunities (USA) Limited Partnership and West Face Long Term Opportunities Master Fund L.P.
(8)	Based on information derived from insider reporting filings on the System for Electronic Disclosure by Insiders as of April 26, 2011, available at www.sedi.com.

The Forbes Group enters into transactions with related parties in the normal course of conducting business. Accounts receivable–related parties and Accounts payable–related parties result from transactions with related parties which the Company believes are on terms consistent with those available to third-party customers and from third-party vendors.

Item 13.	Certain Relationships and Related Transactions

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

In October 2010, the Forbes Group entered into an operating lease agreement effective January 2010 with AES to lease certain well servicing equipment, including trucks, tanks, swab units and other equipment. Previously this equipment was being rented month-to-month until certain conditions, which at this time have been satisfied, were met, upon which the term became four years. The gross agreement amount is approximately $3.2 million with monthly payments of approximately $0.1 million. The Forbes Group has the option to purchase the equipment at the end of the four year term for a purchase price of approximately $1.2 million.

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

For the year-ended December 31, 2010, 2009, and 2008 Forbes Group recognized revenue from AES of approximately $0, $0 and $11,000, respectively, total expenses of approximately $9.3 million, $8.4 million and $5.5 million, respectively, and capital expenditures $0, $0, and $2.4 million respectively. Accounts payable to AES as of December 31, 2010, 2009 and 2008, resulting from such transactions were approximately $0.4 million, $0.7 million and $0.1 million, respectively. The Forbes Group had no accounts receivable from AES as of December 31, 2010, 2009 and 2008, respectively.

Dorsal Services, Inc. is a trucking service provider that provides services to the Forbes Group. Mr. Crisp, an executive officer and director of FES Ltd, is a partial owner of Dorsal Services, Inc. The Forbes Group recognized revenues of $9,000 $58,000, and $58,000 related to trucking services, equipment rental, and wash out activities; expenses of approximately $0.8 million, $0.2 million and $1.4 million; and capital expenditures of approximately $38,000, $0, and $29,000 from transactions with Dorsal Services, Inc. for the years ended December 31, 2010, 2009, and 2008, respectively. The Forbes Group had accounts receivable from Dorsal Services, Inc. of approximately $0.1 million, $0.2 million and $0.1 million as of December 31, 2010, 2009 and 2008, respectively resulting from such transactions. The Forbes Group had accounts payable to Dorsal Services, Inc. of approximately $0.1 million, $0.1 million and $0.1 million as of December 31, 2010, 2009 and 2008, respectively, resulting from such transactions.

Tasco Tool Services, Inc. is a down-hole tool company that is partially owned and managed by a company that is owned by Messrs. Crisp and Forbes, both executive officers and directors of FES Ltd. Tasco rents and sells tools to the Forbes Group from time to time. The Forbes Group had revenues from Tasco of $4,000, $1,000 and $0 and recognized expenses of approximately $0.1 million, $0.1 million and $0.3 million and capital expenditures of $0, $0.1 million, and $0.1 million related to transactions with Tasco for the years ended December 31, 2010, 2009, and 2008, respectively. Accounts payable to Tasco as of December 31, 2010, 2009 and 2008 were $10,000, $20,000 and $40,000, respectively, resulting from these transactions.

FCJ Management LLC, or FCJ, is a limited liability company that leases land and facilities to the Forbes Group and is owned by Messrs. Crisp and Forbes and Robert Jenkins, a manager of one of the subsidiaries of FES Ltd. The Forbes Group recognized expenses of $36,000, $23,000 and $18,000 for the year ended December 31, 2010, 2009 and 2008, respectively. No revenues have been recognized from FCJ for any period. The Forbes Group had no accounts receivable from FCJ or accounts payable to FCJ as of December 31, 2010, 2009 and 2008, respectively.

C&F Partners is an entity that is owned by Messrs. Crisp and Forbes. The Forbes Group recognizes no revenues, expenses of approximately $0.5 million, $0.5 million, and $0.1 million and no capital expenditures for the years ended December 31, 2010, 2009 and 2008, respectively. All expenses are related to aircraft rental. There were no accounts receivable, and accounts payable were $45,000, $0 and $42,000 as of December 31, 2010, 2009 and 2008, respectively.

Resonant Technology Partners is a computer networking group that provides services to the Forbes Group. Travis Burris, a director of the Forbes Group, has a noncontrolling interest in the computer networking company. The Forbes Group recognized expenses of approximately $0.3 million, $0.2 million, and $0, and capital expenditures of approximately $28,000, $0 and $0 for the year-ended December 31, 2010, 2009, and 2008, respectively. The Forbes Group had accounts payable of approximately $0, $34,000 and $0 as of December 31, 2010, 2009 and 2008, respectively.

Wolverine Construction, Inc is a construction and site preparation services company that is owned by Daniel Crisp, a son of Mr. Crisp, an executive officer and director of FES Ltd. Mr. Crisp’s son is also a fulltime employee of The Forbes Group. The Forbes Group provided additional services to customers in the fiscal year 2010 that was sub-contracted to Wolverine Construction, Inc. The Forbes Group recognized capital expenditures of approximately $0, $0.1 million and $0.1 million, revenues of approximately $0.1 million, $11,000 and $3,000 and expenses of approximately $12.2 million, $0.9 million and $0.2 million for the years ended December 31, 2010, 2009, and 2008, respectively. The Forbes Group had accounts receivable from Wolverine as of December 31, 2010, 2009 and 2008 of approximately $0.1 million, $6,000 and $0, respectively. The Forbes Group had accounts payable due to Wolverine of approximately $7.5 million, $19,000 and $0 as of December 31, 2010, 2009 and 2008, respectively.

Testco Well Services LLC, or Testco, is a company that provides valve and gathering system testing services to the Forbes Group. Messrs. Crisp and Forbes, executive officers and directors of FES Ltd, along with Daniel Crisp, a son of Mr. Crisp, are partial owners of Testco. The Forbes Group recognized revenues of approximately $4,000, $0 and $0.4 million, and expenses of approximately $7,000, $12,400 and $0 for the years ended December 31, 2010, 2009, and 2008, respectively. The Forbes Group had no accounts receivable from and no accounts payable to Testco as December 31, 2010, 2009 and 2008, respectively.

CJ Petroleum Service LLC, or CJ Petroleum is a company that owns saltwater disposal wells and is owned by Messrs. Crisp and Forbes, Daniel Crisp and Pete Crisp, both sons of John Crisp, and Janet Forbes, a director of the FES Ltd. In 2010, we began paying CJ Petroleum to use their disposal wells. The Forbes group recognized no revenue, expenses of approximately $0.2 million and no capital expenditures for the year ended December 31, 2010. We had no accounts receivable from CJ Petroleum as of December 31, 2010. We had accounts payable of $24,000 to CJ Petroleum as of December 31, 2010.

LA Contractors Ltd. is a bulk material hauling company partially owned by Janet Forbes, a director of FES Ltd., and Charles Forbes V, a son of both Charles Forbes, a director and executive officer of FES Ltd. and Janet Forbes, a director of FES Ltd. The Forbes Group recognized revenue of $0, $2,000 and $0, expenses of approximately $0.2 million, $34,000, and $8,000 and capital expenditures of approximately $0.3 million, $26,000 and $24,000 for the year ended December 31, 2010, 2009, and 2008, respectively. We had no accounts receivable from LA Contractors as of December 31, 2010, 2009 and 2008, respectively. We had accounts payable to LA Contractors of $8,000, $3,000 and $0 as of December 31, 2010, 2009 and 2008, respectively.

Energy Fishing and Rentals, Inc., or EFR is a specialty oilfield tool company that is partially owned by Messrs. Crisp and Forbes. EFR rents and sells tools to the Forbes Group from time to time. The Forbes Group recognized revenue of $1,000 from EFR for the year ended December 31, 2010, and recognized expenses of approximately $38,000, $38,000 and $41,000 and capital expenditures of $11,000, $0.3 million and $0 for the years ended December 31, 2010, 2009 and 2008, respectively. We had no accounts receivable from EFR as of December 31, 2010, 2009 and 2008, respectively. Accounts payable to EFR as of December 31, 2010, 2009 and 2008 were $9,000, $18,000 and $0, respectively, resulting from these transactions.

JITSU Services LLC, or JITSU, is a trucking service provider that, since October 2010, provides services to the Forbes Group. Janet Forbes and Mr. Crisp are owners of JITSU. For the year-ended December 31, 2010, the Forbes Group recognized no revenues; expenses of approximately $0.1 million and no capital expenditures from transactions with JITSU, Inc. At December 31, 2010, the company had no accounts receivable from or accounts payable to JITSU.

Texas Quality Gate Guard, LLC is an entity owned by Messrs. Crisp and Forbes that since October 2010 has provided security services to the Forbes Group. For the year ended December 31, 2010, the Forbes Group recognized no revenues; expenses of approximately $0.1 million and no capital expenditures from transactions with Texas Quality Gate Guard, LLC. At December 31, 2010, the company had no accounts receivable and accounts payable to Texas Quality Gate Guard, LLC of approximately $0.1 million.

Animas Holdings, LLC, or Animas, is a property and disposal company that is owned by Daniel and Pete Crisp, both sons of John Crisp and Charles Forbes V, Cori Forbes and Christine Gamez, each a child of Charles Forbes and Janet Forbes. As of April 26, 2010, TES entered into a waste water disposal operating agreement with Animas whereby TES agrees to pay a monthly operational fee of $4,000 per month, plus $0.08 per barrel over 50,000 barrel per month. Animas agrees to pay TES ten percent of all skim oil payments obtained from this waste water disposal. The Forbes Group also has an oral agreement with Animas for the rental of two truck yards. The Company pays Animas $8,500 per month for the use of the two properties. For the year-ended December 31, 2010, the Forbes Group recognized no revenues; expenses of approximately $0.3 million and no capital expenditures from transactions with Animas Holding, Inc. At December 31, 2010, the company had no accounts receivable or accounts payable to Animas.

TSWD, LLC, d/b/a Texas Saltwater Disposal Treatment, a company owned by Daniel Crisp, a son of John Crisp, provides saltwater disposal services to the Company. The Forbes group recognized no revenues and expenses of approximately $400,000, $400,000, and $100,000 for the years ended December 31, 2010, 2009 and 2008, respectively, from this related party. There were no accounts receivable, and accounts payable were $20,000, $70,000, and $40,000 as of December 2010, 2009, and 2008, respectively, from this related party.

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

Messrs. Crisp and Forbes are directors and shareholders of Brush Country Bank, an institution with which the Company conducts business. As of December 31, 2010, 2009 and 2008, the Forbes Group had $3.3 million, $1.3 million and $1.8 million on deposit with this bank.

Daniel Crisp, a son of John E. Crisp, the Chief Executive Officer of the Company, is employed as a manager by C.C. Forbes, LLC and TX Energy Services, LLC, both subsidiaries of the Company. Daniel Crisp received compensation of $145,639, $145,489 and $164,497 in 2010, 2009 and 2008, respectively. We expect to pay Daniel Crisp a salary of $178,600 in 2011.

Marcus Crisp, a brother of John E. Crisp, is employed as the West Texas Fluids Manager by C.C. Forbes, LLC and TX Energy Services, LLC, both subsidiaries of the Company. Mark Crisp received compensation of $122,892, $118,731 and $143,133 in 2010, 2009 and 2008, respectively. We expect to pay Marcus Crisp a salary of $144,000 in 2011. In addition to these amounts, Marcus receives a monthly vehicle allowance.

We believe all of the terms with the companies described above are comparable to terms that were and are available to us in arm’s-length transaction with non-related parties.

Review, Approval or Ratification of Transactions with Related Persons.

It is the informal policy of the Company to have the disinterested members of its board of directors review and approve or ratify certain significant related party transactions. Further, the Company is required by its indentures to obtain the approval of the disinterested board members when a related party transaction exceeds an aggregate consideration of $500,000 and an opinion regarding the fairness of such transaction from an outside firm when such a transaction exceeds an aggregate consideration of $2.5 million. If we are successful in our attempt to list with NASDAQ, we will also be subject to and plan to comply with NASDAQ rules that require, among other things, the Company’s audit committee or other independent body of the board of directors to conduct, on an ongoing basis, an appropriate review and oversight of related party transactions for potential conflict of interest situations.

The board, including all of the disinterested members thereof, has unanimously approved or ratified the abovementioned transactions. Under both the bye-laws of Forbes Bermuda and the bylaws of Forbes Texas, a director who is interested in a contract or proposed contract must declare the nature of his or her interest in such contract. When this interest is declared, unless disqualified by the chairman of the relevant board meeting, such director may vote and be counted for the purpose of determining quorum in respect of the contract or proposed contract in which such director has an interest, provided that the transaction is approved by a majority of the disinterested members of the board.

Additionally, the Company has a written Employee Code of Business Conduct and Ethics that requires that an employee obtain written approval of the President or the Chief Executive Officer prior to doing business on behalf of the Company with a member of that employee’s family. As the employment of the son and brother of Mr. Crisp described above involved the President and Chief Executive Officer, the board of directors of the Company, including the disinterested members thereof, in conformance with the Company’s informal policy regarding significant related party transactions, took the step of unanimously ratifying and approving the employment of Mr. Crisp’s son and brother. Neither the Company’s informal policy regarding significant related party transactions nor its employee code of conduct has formal standards outlining the procedures or scope of review and approval of such related party transactions.

Item 14.	Principal Accounting Fees and Services

REPORT OF THE AUDIT COMMITTEE FOR THE YEAR ENDED DECEMBER 31, 2010

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

From January 1, 2008 to June 22, 2009, PricewaterhouseCoopers LLP, or PWC, served as our registered independent public accounting firm. Effective June 23, 2009, we dismissed PWC as our registered independent public accounting firm and engaged BDO USA, LLP, or BDO. BDO has served as our registered public accounting firm since June 23, 2009.

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

In fulfilling its oversight responsibilities, the Audit Committee has reviewed and discussed the audited financial statements for the year ended December 31, 2010, and matters related to Section 404 of the Sarbanes-Oxley Act of 2002 with the Company’s management and our internal auditors. The Audit Committee discussed with BDO the matters required to be discussed by Statement on Auditing Standards No. 61, Communication with Audit Committees, as amended. In addition, the Audit Committee discussed with BDO their independence from the Company and its management, including letter and written disclosures respecting fiscal 2010, which are required by the Public Company Accounting Oversight Board. Furthermore, the Audit Committee considered and determined that the auditors’ non-audit services to the Company were consistent with the guidelines established to ensure auditor independence.

Based on the reviews and discussions described above, the Audit Committee has recommended to our board of directors that our audited financial statements be included in our Annual Report on Form 10-K for the year ended December 31, 2010.

Audit Committee

Dale W. Bossert

Travis H. Burris

William W. Sherrill

The Audit Committee has retained BDO as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2011, subject to shareholder ratification.

Audit Fees

The following table sets forth the aggregate fees billed or expected to be billed to us by our registered public accounting firm, BDO for fiscal years ended December 31, 2010 and 2009, respectively.

	BDO
	2010	2009
Audit Fees	$924,060	$797,280
Audit Related Fees	–	–
Tax Fees	65,150	–
All Other Fees	–	–
Total Fees	$989,210	$797,280

Audit fees for 2010 included $20,500 related to the offering of Series B Preferred Shares and $63,500 related to filings related to the Company’s planned Texas conversion and common share consolidation. The services provided under the caption “Tax Fees” for 2010 relate to certain compliance related services and tax advice to us. The audit committee considered whether the provision of the services related to the offerings described above and those reflected under “Tax Fees” above might have affected BDO’s independence with respect to their audit of our financial statements, and the audit committee believes that such services did not affect, and were compatible with, BDO’s independence.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Amendment No. 1 to Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Alice, the State of Texas, on April 29, 2010.

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