Form 10-Q
period 2011-03-31
Forbes Energy Services Ltd.
filed 2011-05-16
CIK 1434842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    ☐  Yes    ☒  No

Shares outstanding of each of the registrant’s classes of common stock as of May 12, 2011:

Class	Outstanding as of May 12, 2011
Common Stock, $.01 par value (1)	83,673,700

FORBES ENERGY SERVICES LTD. AND SUBSIDIARIES (a/k/a the “Forbes Group”)

i

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and any oral statements made in connection with it include certain forward-looking statements within the meaning of the federal securities laws. You can generally identify forward-looking statements by the appearance in such a statement of words like “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project” or “should” or other comparable words or the negative of these words. When you consider our forward-looking statements, you should keep in mind the risk factors we describe and other cautionary statements we make in this Quarterly Report on Form 10-Q. Our forward-looking statements are only predictions based on expectations that we believe are reasonable. Our actual results could differ materially from those anticipated in, or implied by, these forward-looking statements as a result of known risks and uncertainties set forth below and elsewhere in this Quarterly Report on Form 10-Q. These factors include or relate to the following:

•	supply and demand for oilfield services and industry activity levels;

•	potential for excess capacity;

•	spending by the oil and natural gas industry given the continuing worldwide economic downturn;

•	our level of indebtedness in the current depressed market;

•	possible impairment of our long-lived assets;

•	our ability to maintain stable pricing;

•	competition;

•	substantial capital requirements;

•	significant operating and financial restrictions under our indentures;

•	technological obsolescence of operating equipment;

•	dependence on certain key employees;

•	concentration of customers;

•	substantial additional costs of compliance with reporting obligations, the Sarbanes-Oxley Act and indenture covenants;

•	material weaknesses in internal controls over financial reporting;

•	seasonality of oilfield services activity;

•	collection of accounts receivable;

•	environmental and other governmental regulation, including potential climate change legislation;

•	the potential disruption of business activities caused by the physical effects, if any, of climate change;

•	risks inherent in our operations;

•	market response to global demands to curtail use of oil and natural gas;

•	ability to fully integrate future acquisitions;

•	variation from projected operating and financial data;

•	variation from budgeted and projected capital expenditures;

•	volatility of global financial markets;

•	risks associated with our foreign operations; and

•	the other factors discussed under “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

PART I — FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)

Condensed Consolidated Balance Sheets (unaudited)

	March 31, 2011	December 31, 2010
Assets
Current assets
Cash and cash equivalents	$21,695,607	$30,458,457
Accounts receivable–trade, net of allowance of $6.8 million and $6.4 million, respectively	101,275,178	85,682,475
Accounts receivable – related parties	127,445	178,174
Accounts receivable – other	2,590,291	2,985,052
Prepaid expenses	5,349,918	5,733,664
Other current assets	1,479,627	839,192

Total current assets	132,518,066	125,877,014
Property and equipment, net	268,578,128	274,231,466
Other intangible assets, net	33,022,286	33,737,585
Deferred financing costs, net of accumulated amortization of $6.3 million and $5.7 million, respectively	8,365,171	8,907,520
Restricted cash	16,191,395	9,043,246
Other assets	46,284	33,036

Total assets	$458,721,330	$451,829,867

Liabilities and Shareholders’ Equity
Current liabilities
Current portions of long-term debt	$4,709,025	$6,463,820
Accounts payable – trade	31,421,496	20,719,691
Accounts payable – related parties	3,185,223	8,106,960
Income taxes payable	129,082	249,022
Accrued interest payable	3,062,543	9,028,812
Accrued expenses	17,415,176	12,595,848

Total current liabilities	59,922,545	57,164,153
Long-term debt, less unamortized discount on senior secured notes and current portions of long-term debt	213,949,290	212,914,685
Deferred tax liability	30,562,997	29,685,339

Total liabilities	304,434,832	299,764,177

Commitments and contingencies (Note10)
Temporary Equity
Series B senior convertible preferred shares	16,152,877	15,270,293
Shareholders’ equity
Preference shares, $.01 par value, 10,000,000 shares authorized, none issued and outstanding at March 31, 2011 and December 31, 2010	—	—
Common shares, $.01 par value, 450,000,000 shares authorized, 83,673,700 shares issued and outstanding at March 31, 2011 and December 31, 2010	836,737	836,737
Class B shares, $.01 par value, 40,000,000 shares authorized and none issued and outstanding at March 31, 2011 and December 31, 2010.	—	—
Additional paid-in capital	185,030,284	185,134,992
Accumulated other comprehensive income (loss)	(118,612)	342,974
Accumulated deficit	(47,614,788)	(49,519,306)

Total shareholders’ equity	138,133,621	136,795,397

Total liabilities and shareholders’ equity	$458,721,330	$451,829,867

The accompanying notes are an integral part of these condensed consolidated financial statements.

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)

Condensed Consolidated Statements of Operations (unaudited)

	Three Months Ended March 31,
	2011	2010
Revenues
Well servicing	$48,716,830	$31,022,860
Fluid logistics	58,246,823	36,240,867

Total revenues	106,963,653	67,263,727

Expenses
Well servicing	38,609,195	28,648,316
Fluid logistics	42,222,577	28,264,840
General and administrative	5,916,520	5,659,146
Depreciation and amortization	10,109,461	9,924,064

Total expenses	96,857,753	72,496,366

Operating income (loss)	10,105,900	(5,232,639)

Other income (expense)
Interest income	18,166	86,484
Interest expense	(6,942,777)	(6,934,215)
Other income (expense)	275	(91,754)

Income (loss) before taxes	3,181,564	(12,172,124)

Income tax expense (benefit)	1,277,046	(4,000,607)

Net income (loss)	1,904,518	(8,171,517)
Preferred shares dividends	(882,584)	—

Net income (loss) attributable to common shareholders	$1,021,934	$(8,171,517)

Net income (loss) per share of common stock basic & diluted	$0.01	$(0.10)

Weighted average number of shares outstanding
Basic	83,673,700	83,673,700
Diluted	84,719,268	83,673,700

The accompanying notes are an integral part of these condensed consolidated financial statements.

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)

Condensed Consolidated Statements of Changes in Shareholders’ Equity (unaudited)

			Preferred Shares		Additional	Accumulated Other		Total
	Shares	Amount	Shares	Amount	Paid-In Capital	Comprehensive Income (loss)	Accumulated Deficit	Shareholders’ Equity
Balance December 31, 2010	83,673,700	$836,737	588,059	$15,270,293	$185,134,992	$342,974	$(49,519,306)	$136,795,397
Share-based compensation	—	—	—	—	777,876	—	—	777,876
Net Income	—	—	—	—	—	—	1,904,518	1,904,518
Comprehensive income (loss)	—	—	—	—	—	(461,586)	—	(461,586)
Preferred shares dividends and accretion	—	—	—	882,584	(882,584)		—	(882,584)

Balance March 31, 2011	83,673,700	$836,737	588,059	$16,152,877	$185,030,284	$(118,612)	$(47,614,788)	$138,133,621

The accompanying notes are an integral part of these condensed consolidated financial statements.

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)

Condensed Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities
Net income (loss)	$1,904,518	$(8,171,517)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities

Depreciation expense	9,394,162	9,208,765
Amortization expense	715,299	715,299
Amortization of Second Priority Note OID	163,611	169,728
Stock-based compensation	777,876	622,420
Deferred tax expense (benefit)	877,658	(4,186,230)
Loss on disposal of assets, net	611,270	84,571
Bad debt expense	433,787	302,118
Amortization of deferred financing cost	542,348	560,475
Changes in operating assets and liabilities:
Accounts receivable	(14,981,526)	(10,755,899)
Accounts receivable—related party	50,729	(20,704)
Prepaid expenses and other current assets	(2,330,027)	165,479
Accounts payable-trade	9,866,789	2,122,837
Accounts payable—related party	(4,920,867)	416,276
Accrued expenses	3,607,789	2,160,039
Income taxes payable	(119,940)	—
Accrued interest payable	(5,966,269)	(5,771,601)

Net cash provided by (used in) operating activities	627,207	(12,377,944)

Cash flows from investing activities
Restricted cash	(7,148,149)	(15,018)
Purchase of property and equipment	(1,948,000)	(1,732,282)
Proceeds from sale of property and equipment	154,364	—

Net cash used in investing activities	(8,941,785)	(1,747,300)

Cash flows from financing activities
Payments on debt	(511,670)	(1,731,003)
Other	—	8,426

Net cash provided by (used in) financing activities	(511,670)	(1,722,577)

Effect of currency translation on cash and cash equivalents	63,398	—
Net decrease in cash and cash equivalents	(8,762,850)	(15,847,821)

Cash and cash equivalents

Beginning of period	30,458,457	28,425,367

End of period	$21,695,607	$12,577,546

The accompanying notes are an integral part of these condensed consolidated financial statements.

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)

Notes to Condensed Consolidated Financial Statements

1. Organization and Nature of Operations

Nature of Business

Forbes Energy Services Ltd. (“FES Ltd”) and its subsidiaries, Forbes Energy Services LLC (“FES LLC”), Forbes Energy Capital Inc. (“FES CAP”), C.C. Forbes, LLC (“CCF”), TX Energy Services, LLC (“TES”), Superior Tubing Testers, LLC (“STT”) and Forbes Energy International, LLC (“FEI LLC”) are headquartered in Alice, Texas, and conduct business primarily in the state of Texas. On October 15, 2008, FES LLC and FEI LLC formed Forbes Energy Services México, S. de R.L. de C.V. (“FES Mexico”), a Mexican limited liability company (sociedad de responsabilidad limitada de capital variable), to conduct operations in Mexico. On December 3, 2008, Forbes Energy Services Mexico Servicios de Personal, S. de R.L de C. V., a Mexican limited liability company, was formed to provide employee services to FES Mexico, and on June 8, 2009, FES Ltd formed a branch in Mexico. As used in these condensed consolidated financial statements, the “Company,” the “Forbes Group,” “we,” or “our” means FES Ltd and all its direct and indirect subsidiaries.

The Forbes Group is an independent oilfield services contractor that provides a wide range of well site services to oil and natural gas drilling and producing companies to help develop and enhance the production of oil and natural gas. These services include fluid hauling, fluid disposal, well maintenance, completion services, workovers and recompletions, plugging and abandonment, and tubing testing. The Forbes Group’s operations are concentrated in the major onshore oil and natural gas producing regions of Texas, with an area of operation in each of Baxterville and Laurel, Mississippi, Indiana, Pennsylvania; and Poza Rica, Mexico.

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

3. Basis of Presentation

Interim Financial Information

The unaudited condensed consolidated financial statements of the Forbes Group are prepared in conformity with accounting principles generally accepted in the United States of America, or “GAAP” for interim financial reporting. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted. Therefore, these consolidated financial statements should be read along with the annual audited consolidated financial statements and notes thereto included in Forbes Group’s Annual Report on Form 10-K for the year ended December 31, 2010. In management’s opinion, all adjustments necessary for a fair statement are reflected in the interim periods presented. Interim results for the three months ended March 31, 2011 may not be indicative of results that will be realized for the full year ending December 31, 2011. All significant intercompany accounts and transactions have been eliminated in consolidation.

Transactions that are denominated in a currency other than the functional currency are remeasured into the functional currency each reporting period. Transaction gains and losses that arise from exchange rate fluctuations on transactions and balances denominated in a currency other than the functional currency are included in the results of operations and cash flows as incurred.

Reclassification

Certain prior year amounts have been reclassified to conform to the current year presentation.

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

Foreign Currency Gains and Losses

Effective July 1, 2010, our international location in Mexico changed its functional currency from the U.S. dollar to the Mexican peso in response to the growing volume of business required to be transacted in Mexican pesos. A significant portion of our contract revenue being collected is also in Pesos. Assets and liabilities are translated using the spot rate on the balance sheet date, while income and expense items are translated at average rates of exchange during the period. The resulting gains or losses arising from the translation of accounts from the functional currency to the U.S. Dollar are included as a separate component of shareholders’ equity in other comprehensive income. If our foreign entity enters into transactions that are denominated in currencies other than their functional currency, these transactions are initially recorded in the functional currency based on the applicable exchange rate in effect on the date of the transaction. At the end of each month, these transactions are remeasured to an equivalent amount of the functional currency based on the applicable exchange rates in effect at that time. Any adjustment required to remeasure a transaction to the equivalent amount of the functional currency at the end of the month is recorded in the income or loss of the foreign entity as a component of other income and expense. See “Note 17 Other Comprehensive Income (Loss) .”

Recently Adopted Accounting Pronouncements

In December 2010, the FASB issued ASU No. 2010-09, “Business Combinations: Disclosure of Supplementary Pro Forma Information for Business Combinations” (“ASU 2010-29”). ASU 2010-29 addresses diversity in the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. If a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The Company adopted ASU 2010-29 on January 1, 2011. This update had no impact on the Company’s financial position, results of operations or cash flows.

The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

4. Intangible Assets

The following sets forth the identified intangible assets by major asset class:

	As of March 31, 2011				As of December 31, 2010
	Useful Life (years)	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Customer relationships	15	$31,895,919	$6,910,782	$24,985,137	$31,895,919	$6,379,184	$25,516,735
Trade name	15	8,049,750	1,744,112	6,305,638	8,049,750	1,609,950	6,439,800
Safety training program	15	1,181,924	256,084	925,840	1,181,924	236,385	945,539
Dispatch software	10	1,135,282	368,967	766,315	1,135,282	340,585	794,697
Other	10	58,300	18,944	39,356	58,300	17,486	40,814

		$42,321,175	$9,298,889	$33,022,286	$42,321,175	$8,583,590	$33,737,585

The Company expenses costs associated with extensions or renewals of intangible assets. There were no such extensions or renewals in the three months ended March 31, 2011 and 2010. Amortization expense is calculated using the straight-line method over the three months indicated. Aggregate amortization expense of intangible assets for the three months ended March 31, 2011 and 2010 was approximately $0.7 million and $0.7 million, respectively. Amortization expense associated with identified intangible assets is expected to be approximately $2.9 million in each of the next five years. The weighted average amortization period remaining for intangible assets is 11.5 years.

5. Stock-Based Compensation

From time to time, the Company grants stock options to its employees, including executive officers, and directors from its 2008 Incentive Compensation Plan. Stock options issued in 2008 generally vest over a three-year period, with approximately one third vesting on the first, second and third anniversaries of the date of grant. For the 2010 stock option issuances, the standard option vests over a two year period, with one fourth vesting every six months, until fully vested. For most grantees, options expire at the earlier of either one year after the termination of grantee’s employment by reason of death, disability or retirement, ninety days after termination of the grantee’s employment other than upon grantee’s death, disability or retirement, or ten years after the date of grant.

The following table presents a summary of the Company’s stock option activity for the three months ended March 31, 2011.

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at December 31, 2010:	5,220,000	$3.91	8.49 years	$1,905,000
Stock options:
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—

Options outstanding at March 31, 2011:	5,220,000	$3.91	8.25 years	$3,581,400

Vested and expected to vest at March 31, 2011	2,421,667	$5.33	7.75 years	$895,350

Exercisable at March 31, 2011	2,421,667	$5.33	7.75 years	$895,350

During the three months ended March 31, 2011 and 2010 the Company recorded total stock based compensation expense of $0.8 million and $0.6 million, respectively. No stock-based compensation costs were capitalized as of March 31, 2011 and 2010. As of March 31, 2011, total unrecognized stock-based compensation costs amounted to $1.3 million (net of estimated forfeitures) and is expected to be recorded over a weighted-average period of 1.02 years.

At March 31, 2011, there were no shares available for future grants under the 2008 Incentive Compensation Plan.

6. Property and Equipment

Property and equipment consisted of the following:

	Estimated Life in Years	March 31, 2011	December 31, 2010
Well servicing equipment	3-15 years	$294,228,694	$291,262,057
Autos and trucks	5-10 years	82,730,790	81,982,319
Disposal wells	5-15 years	11,045,861	11,446,624
Building and improvements	5-30 years	6,735,728	6,735,728
Furniture and fixtures	3-10 years	2,420,429	2,360,180
Land		581,242	581,242
Other	3-15 years	45,857	49,733

		397,788,601	394,417,883
Accumulated depreciation		(129,210,473)	(120,186,417)

		$268,578,128	$274,231,466

Depreciation expense was $9.4 and $9.2 million for the quarters ended March 31, 2011 and 2010, respectively.

7. Long-Term Debt

Long-term debt at March 31, 2011 and December 31, 2010, consisted of the following:

	March 31, 2011	December 31, 2010
Second Priority Notes, gross	$192,500,000	$192,500,000
Less: Unamortized original issue discount	(2,508,706)	(2,672,317)

Second Priority Notes, net	189,991,294	189,827,683
First Priority Notes	20,000,000	20,000,000
Third party debt	6,115,023	4,916,659
Insurance notes	2,551,998	4,634,163

	218,658,315	219,378,505
Less: Current portion	(4,709,025)	(6,463,820)

	$213,949,290	$212,914,685

Second Priority Notes

On February 12, 2008, FES LLC and FES CAP issued $205.0 million in principal amount of 11% senior secured notes due 2015 (together with notes issued in exchange therefore, the “Second Priority Notes”). The Forbes Group reflects $190.0 million of debt outstanding in its balance sheet as of March 31, 2011, which recognizes the original issue discount as the Second Priority Notes were issued at 97.635% of par and the repurchase of certain Second Priority Notes. The Second Priority Notes mature on February 15, 2015, and require semi-annual interest payments at an annual rate of 11% on February 15 and August 15 of each year until maturity. No principal payments are due until maturity. The Second Priority Notes are senior obligations and rank equally in right of payment with other existing and future senior indebtedness and senior in right of payment to any subordinated indebtedness that may be incurred by the Forbes Group in the future.

The Second Priority Notes are guaranteed by FES Ltd, the parent company of FES LLC and FES CAP, as well as the domestic subsidiaries (the “Guarantor Subs”) of FES LLC, which includes CCF, TES, STT and FEI LLC. All of the Guarantor Subs are 100% owned and each guarantees the securities on a full and unconditional and joint and several basis. FES Ltd has two 100% owned indirect subsidiaries, FES Mexico and a related employment company (the “Non-Guarantor Subs”) that have not guaranteed the Second Priority Notes; however, the Forbes Group has granted a security interest in 65% of the equity interests of the Non-Guarantor Subs to secure the Second Priority Notes. FES Ltd has a branch office in Mexico and conducts operations independent of the Non-Guarantor Subs. The Guarantor Subs represent the majority of the Company’s operations. The Forbes Group may, at its option, redeem all or part of the Second Priority Notes from time to time at specified redemption prices and subject to certain conditions required by the indenture governing the Second Priority Notes (the “Second Priority Indenture”). The Forbes Group is required to make an offer to purchase the notes and to repurchase any notes for which the offer is accepted at 101% of their principal amount, plus accrued and unpaid interest, if there is a change of control or if the Forbes Group has excess cash flow. The Forbes Group is required to make an offer to repurchase the notes and to repurchase any notes for which the offer is accepted at 100% of their principal amount, plus accrued and unpaid interest, following certain asset sales.

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

Details of three of the more significant restrictive covenants in the Second Priority Indenture are set forth below:

•

Limitation on the Incurrence of Additional Debt—In addition to certain indebtedness defined in the Second Priority Indenture as “Permitted Debt,” we may only incur additional debt if it is unsecured and if the Fixed Charge Coverage Ratio (as defined in the Second Priority Indenture) for the most recently completed four full fiscal quarters is at least 3.0 to 1.0 for years beginning after December 31, 2009. As of March 31, 2011, we could incur no additional debt under this Fixed Charge Coverage Ratio test.

•

Limitations on Capital Expenditures—Subject to certain adjustments and exceptions, permitted capital expenditures that may be made by us are limited to $115 million for the fiscal year ending December 31, 2011, plus or minus the amount by which Consolidated Cash Flow (as defined in the Second Priority Indenture) for the year ended December 31, 2010 exceeds or falls below $160 million. Based on our calculation of Consolidated Cash Flow for the most recently completed four fiscal quarter year ended December 31, 2010, we are able to make only nominal capital expenditures under this provision. Under the Second Priority Indenture, we are permitted to carry over into 2011, $10 million as permitted capital expenditures, which were permitted but unused in 2010. Further subject to the limitations under the First Priority Indenture (discussed below), we are permitted under the Second Priority Indenture to make additional permitted capital expenditures based, in part, on the amount of aggregate net cash proceeds received from equity issuances since the issue date of the Second Priority Indenture, February 12, 2008.

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

On May 9, 2011, FES Ltd announced that its wholly owned subsidiaries, FES LLC and FES CAP, have commenced a cash tender offer (the “Tender Offer”) to purchase any and all of their outstanding $192,500,000 in aggregate principal amount of the Second Priority Notes. In connection with the Tender Offer, FES LLC and FES CAP are soliciting consents (the “Consent Solicitation”) to proposed amendments that would eliminate most of the restrictive covenants (including those mentioned above) and event of default provisions contained in the Second Priority Indenture and modify the terms of any intercreditor agreement applicable to the Second Priority Notes. The Tender Offer and Consent Solicitation are being made pursuant to an offer to purchase and consent solicitation statement dated May 9, 2011, and related consent and letter of transmittal, and are subject to certain conditions as described therein. The total consideration to be paid to holders of the Second Priority Notes who timely tender their notes and deliver their consent will be equal to 112.75% of the principal amount of the Second Priority Notes tendered, subject to the conditions set forth in the offer to purchase and consent solicitation and related consent and letter of transmittal. The Second Priority Notes that are not tendered into the Tender Offer and Consent Solicitation will remain secured by the same assets. We plan to seek financing to fund the purchase of the Second Priority Notes tendered pursuant to the Tender Offer. In addition, we intend to use a portion of the proceeds of this financing to repurchase or otherwise satisfy and discharge any remaining Second Priority Notes that do not tender in the Tender Offer and Consent Solicitation as soon as possible after the closing of the Tender Offer and Consent Solicitation.

First Priority Notes

On October 2, 2009, FES LLC and FES CAP issued to Goldman, Sachs & Co. $20 million in aggregate principal amount of First Lien Floating Rate Notes due 2014 (the “First Priority Notes”), in a private placement in reliance on an exemption from registration under the Securities Act of 1933, as amended. After offering expenses, the Forbes Group realized net proceeds of approximately $18.8 million which was used, in part, to repay and terminate the prior credit facility. The First Priority Notes mature on August 1, 2014, and require semi-annual interest payments on February 1 and August 1 of each year until maturity at a rate per annum, reset semi-annually, equal to the greater of 4% or six month LIBOR plus 800 basis points, which was 12% as of March 31, 2011. No principal payments are due until maturity. The First Priority are senior obligations and rank equally in right of payment with other existing and future senior indebtedness, including the Second Priority Notes, and senior in right of payment to any subordinated indebtedness that may be incurred by the Forbes Group in the future.

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

The First Priority Indenture contains certain covenants similar to those in the Second Priority Indenture, including provisions that limit or restrict the Forbes Group’s and certain future subsidiaries’ abilities to incur additional debt, to guarantee other obligations, to create, incur or permit to exist certain liens on assets, to make investments or acquisitions, to make certain dispositions of assets, to make payments on certain subordinated indebtedness, to pay dividends or certain other payments to equity holders, to engage in mergers, consolidations or other fundamental changes, to change the nature of its business, to engage in transactions with affiliates or to make capital expenditures in excess of certain amounts based on the year in which such expenditures are made. The First Priority Indenture also provides for certain limitations and restrictions on the Forbes Group’s ability to move collateral outside the United States or to dispose of assets. These covenants are subject to a number of important limitations and exceptions.

Details of three of the more significant restrictive covenants in the First Priority Indenture are set forth below:

•

Limitation on the Incurrence of Additional Debt—In addition to certain indebtedness defined in the First Priority Indenture as “Permitted Debt,” we may only incur additional debt if it is unsecured and if the Fixed Charge Coverage Ratio (as defined in the First Priority Indenture) for the most recently completed four full fiscal quarters is at least 2.5 to 1.0 until December 31, 2009, and 3.0 to 1.0 thereafter. As of March 31, 2011, we could incur no additional debt under this Fixed Charges Coverage Ratio test.

•

Limitations on Capital Expenditures—Subject to certain adjustments and exceptions, permitted capital expenditures that may be made by us are limited to $115 million for the fiscal year ending December 31, 2011, plus or minus the amount by which Consolidated Cash Flow (as defined in the First Priority Indenture) for the year ended December 31, 2010 exceeds or falls below $160 million. Based on our calculation of Consolidated Cash Flow for the year ended December 31, 2010, we are able to make only nominal capital expenditures under this provision. Under the First Priority Indenture, we are permitted to carry over into 2011, $10 million as permitted capital expenditures, which were permitted but unused in 2010. Further, we are permitted under the First Priority Indenture to make additional permitted capital expenditures based, in part, on the amount of aggregate net cash proceeds received from equity issuances since the issue date of the First Priority Indenture, October 2, 2009.

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

In connection with the Tender Offer, we plan on having FES LLC and FES CAP repurchase the First Priority Notes pursuant to the redemption provisions set forth in the First Priority Indenture or on similar terms. This repurchase would result in the termination of the First Priority Indenture and the restrictions discussed above.

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

We are in compliance with the covenants of our First and Second Priority Indentures at March 31, 2011. There are no significant restrictions under either indenture on FES Ltd’s ability or the ability of any guarantor to obtain funds from its subsidiaries by such means as a dividend or loan. See Note 15 for consolidating information required by Rule 3-10 of Regulation S-X.

Third Party Debt

During 2008, the Forbes Group financed the purchase of certain vehicles and equipment through third party loans with Paccar Financial Group. During the three months ended March 31, 2011, the Forbes Group financed the purchase of certain vehicles and equipment through third party loans with Enterprise Fleet Management and Alice Environmental Services, a related party. These third party notes had aggregate principal amounts outstanding as of March 31, 2011 and December 31, 2010 of approximately $6.1 million and $4.9 million, respectively. These loans have repayment terms of between 42 to 60 monthly installments with the maturity dates ranging from May 2013 to December 2014. Interest accrues at rates ranging from 4.2% to 15.4% and is payable monthly. The loans are collateralized by equipment purchased with the proceeds of such loans.

Insurance Notes

During 2010, the Forbes Group entered into promissory notes with First Insurance Funding for the payment of insurance premiums during the period of the insurance coverage in an aggregate principal amount outstanding as of March 31, 2011 and December 31, 2010 of approximately $2.6 million and $4.6 million, respectively. These notes are or were payable in twelve monthly installments with maturity dates of September 15, 2011 and September 15, 2010, respectively. Interest accrues or accrued at a rate of approximately 3.6% and 4.1% for 2011 and 2010, respectively, and is payable monthly. The amount outstanding could be substantially offset by the cancellation of the related insurance coverage.

8. Fair Value of Financial Instruments

The following is a summary of the carrying amounts and estimated fair values of our financial instruments as of March 31, 2011 and December 31, 2010. Fair value is defined as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

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

	March 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
11.0% Second Priority Notes	$192,500,000	$200,441,000	$192,500,000	$188,650,000

The fair value of our Second Priority Notes is based upon the quoted market prices at March 31, 2011 and December 31, 2010. On May 9, 2011, FES Ltd announced that its wholly owned subsidiaries, FES LLC and FES CAP have commenced the Tender Offer to purchase any and all of their outstanding $192,500,000 in aggregate principal amount of the Second Priority Notes. The total consideration to be paid to holders of the Second Priority Notes who timely tender their notes and deliver their consent in the related consent solicitation will be 112.75% of the principal amount of the Second Priority Notes tendered, subject to the terms and conditions set forth in the Issuers’ offer to purchase and consent solicitation statement and related consent and letter of transmittal.

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

In October 2008, the Forbes Group entered into a five year lease agreement with AES to lease ten workover rigs and related support equipment. The gross lease amount of this agreement is approximately $15.2 million with monthly payments of approximately $0.3 million. The Forbes Group has the option to purchase the equipment at the end of the term for a purchase price of approximately $5.3 million.

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

The Forbes Group rents or leases twelve separate properties from AES for separate parcels of land and buildings. Ten of the leases were entered into at various dates subsequent to December 31, 2006. Each lease has a five-year term with the Forbes Group having the option to extend from between one and five years. Two of the leases are oral. Aggregate amounts paid for the twelve rentals and leases were $0.3 million and $0.3 million for the three months ended March 31, 2011 and 2010, respectively.

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

Other expenses related to the items discussed above, were approximately $1.7 million and $1.2 million related to aircraft and equipment rental, approximately $351,000 and $398,000 related to disposal of waste water and approximately $18,000 and $0 related to other various expenses for the three months ended March 31, 2011 and 2010, respectively.

For the three months ended March 31, 2011 and 2010, Forbes Group recognized no revenue from AES, total expenses of approximately $2.4 million and $2.1 million, respectively, and no capital expenditures. Accounts payable to AES as of March 31, 2011 and December 31, 2010, resulting from such transactions were $409,000 and $406,000 respectively. The Forbes Group had no accounts receivable from AES as of March 31, 2011 and December 31, 2010, respectively.

Dorsal Services, Inc. is a trucking service provider that provides services to the Forbes Group. Mr. Crisp, one of FES Ltd’s executive officers, who also serves as a director of FES Ltd, is a partial owner of Dorsal Services, Inc. The Forbes Group recognized revenues of approximately $10,600 and $3,500 related to trucking services, equipment rental, and wash out activities; expenses of approximately $117,000 and $136,000; and capital expenditures of approximately $8,500 and $0 from transactions with Dorsal Services, Inc. for the three months ended March 31, 2011 and 2010, respectively. The Forbes Group had accounts receivable from Dorsal Services, Inc. of $120,000 and $110,000 as of March 31, 2011 and December 31, 2010, respectively, resulting from such transactions. The Forbes Group had accounts payable to Dorsal Services, Inc. of $71,000 and $77,000 as of March 31, 2011 and December 31, 2010, resulting from such transactions

Tasco Tool Services, Inc. is a down-hole tool company that is partially owned and managed by a company that is owned by Messrs. Crisp and Forbes, both executive officers and directors of FES Ltd. Tasco rents and sells tools to the Forbes Group from time to time. The Forbes Group had revenues from Tasco of $1,000 and $1,000 and recognized expenses of approximately $26,000 and $8,000 and no capital expenditures related to transactions with Tasco for the three months ended March 31, 2011 and 2010, respectively. Accounts payable to Tasco as of March 31, 2011 and December 31, 2010 were $21,000 and $10,000, respectively, resulting from these transactions.

FCJ Management, or FCJ, is a corporation that leases land and facilities to the Forbes Group and is owned by Messrs. Crisp and Forbes and Robert Jenkins, a manager of one of the subsidiaries of FES Ltd. The Forbes Group recognized expenses of $9,000 and $9,000 for the three months ended March 31, 2011 and 2010, respectively. No revenues have been recognized from FCJ for any period. The Forbes Group had no accounts receivable from FCJ or accounts payable to FCJ as of March 31, 2011 or December 31, 2010.

C&F Partners is an entity that is owned by Messrs. Crisp and Forbes. The Forbes Group recognizes no revenues, expenses of $126,000 and $169,000 and no capital expenditures for the three months ended March 31, 2011 and 2010, respectively. All expenses are related to aircraft rental. There were no accounts receivable, and accounts payable were $0 and $45,000 as of March 31, 2011 and December 31, 2010.

Resonant Technology Partners is a computer networking group that provides services to the Forbes Group. A director of the Forbes Group has an interest in the computer networking company. The Forbes Group recognized expenses of approximately $95,000 and $77,000, and capital expenditures of approximately $0 and $28,000 for the three months ended March 31, 2011 and 2010, respectively. The Forbes Group had accounts payable of approximately $43,000 and $0 as of March 31, 2011 and December 31, 2010, respectively.

Wolverine Construction, Inc is a construction and site preparation services company that is owned and managed by a son of Mr. Crisp, an executive officer and director of FES Ltd. Mr. Crisp’s son is also a fulltime employee of The Forbes Group. The Forbes Group provided additional services to customers in the fiscal years 2011 and 2010 that were sub-contracted to Wolverine Construction, Inc. The Forbes Group recognized no capital expenditures, revenues of approximately $8,000, and $18,000 and expenses of approximately $7.3 million and $568,000 for the three months ended March 31, 2011 and 2010, respectively. The Forbes Group had accounts receivable from Wolverine as of March 31, 2011 and December 31, 2010 of approximately $7,000 and $67,000 respectively. The Forbes Group had accounts payable due to Wolverine of approximately $2.5 million and $7.5 million as of March 31, 2011 and December 31, 2010, respectively.

Testco is a company that provides valve and gathering system testing services to the Forbes Group. Messrs. Crisp and Forbes, executive officers and directors of FES Ltd, along with a son of Mr. Crisp are partial owners of Testco. The Forbes Group recognized revenues of approximately $100 and $3,000 and no expenses for the three months ended March 31, 2011 and 2010, respectively. The Forbes Group had no accounts receivable from and no accounts payable to Testco as March 31, 2011 and December 31, 2010, respectively.

CJ Petroleum Service LLC (“CJ Petroleum”) is a company that owns saltwater disposal wells and is owned by Messrs. Forbes and Crisp, Janet Forbes, a director of FES Ltd, and two sons of Mr. Crisp. The Forbes group recognized no revenue, expenses of approximately $26,000 and $0, and no capital expenditures for the three months ended March 31, 2011 and March 31, 2010, respectively. We had no accounts receivable from CJ Petroleum as of March 31, 2011 and December 31, 2010. We had accounts payable of $0 to CJ Petroleum as of March 31, 2011 and $24,000 as of December 31, 2010.

LA Contractors Ltd. is a bulk material hauling company partially owned by Mr. Crisp and Ms. Forbes, and sons of Mr. Crisp, Ms. Forbes and Mr. Forbes. The Forbes Group recognized no revenue, expenses of $0 and $100,000 and capital expenditures of approximately $71,000 and $0 for the three months ended March 31, 2011 and 2010, respectively. We had accounts payable to LA Contractors of $16,000 and $8,000 as of March 31, 2011 and December 31, 2010, respectively.

Energy Fishing and Rentals, Inc. (“EFR”) is a specialty oilfield tool company that is partially owned by Messrs. Crisp and Forbes. EFR rents and sells tools to the Forbes Group from time to time. The Forbes Group had revenues from EFR of $0 and $1,000 and recognized expenses of approximately $79,000 and $10,000 and capital expenditures of $3,400 and $11,100 related to transactions with EFR for the three months ended March 31, 2011 and 2010, respectively. Accounts payable to EFR as of March 31, 2011 and December 31, 2010 were $35,000 and $9,000, respectively, resulting from these transactions.

JITSU, Inc. is a trucking service provider that, since October 2010, provides services to the Forbes Group. Janet Forbes and Mr. Crisp are owners of JITSU. The Forbes Group recognized no revenues; expenses of approximately $101,000 and $0 and no capital expenditures from transactions with JITSU, Inc. for the three months ended March 31, 2011 and 2010, respectively. The company had no accounts receivable from or accounts payable to JITSU as of March 31, 2011 and December 31, 2010, respectively.

Texas Quality Gate Guard, Inc. is an entity owned by Messrs. Crisp and Forbes that since October 2010 has provided security services to the Forbes Group. The Forbes Group recognized revenues of approximately $2,000 and $0; expenses of approximately $41,000 and $0, and no capital expenditures from transactions with Texas Quality Gate Guard, Inc. for the three months ended March 31, 2011 and 2010, respectively. The company had no accounts receivable and accounts payable to Texas Quality Gate Guard, Inc. of approximately $17,000 and $68,000 as of March 31, 2011 and December 31, 2010, respectively.

Animas Holding, Inc., or Animas, is a property and disposal company that is owned by the two sons of Mr. Crisp and three children of Mr. Forbes. As of April 26, 2010, TES entered into a waste water disposal operating agreement with Animas whereby TES agrees to pay a monthly operational fee of $4,000 per month, plus $0.08 per barrel over 50,000 barrel per month. Animas agrees to pay TES ten percent of all skim oil payments obtained from this waste water disposal. The Forbes Group also has an oral agreement with Animas for the rental of two truck yards. The Company pays Animas $8,500 per month for the use of the two properties. The Forbes Group recognized no revenues; expenses of approximately $105,000 and $83,000 and no capital expenditures from transactions with Animas Holding, Inc. for the three months ended March 31, 2011 and 2010, respectively. The company had no accounts receivable and accounts payable of $36,000 and $0 to Animas Holding, Inc. as of March 31, 2011 and December 31, 2010, respectively.

Texas SWD Treatment is a saltwater disposal service company that is owned by a son of Mr. Crisp, an executive officer and director of FES Ltd. The Forbes group recognized no revenues, expenses of approximately $90,000 and $102,000 for the three months ended March 31, 2011 and 2010, respectively. The company had no accounts receivable and accounts payable to Texas SWD Treatment of approximately $30,000 and $20,000 as of March 31, 2011 and December 31, 2010, respectively.

The Forbes Group has a relationship with Texas Champion Bank. Travis Burris, one of our directors, is also the President, Chief Executive Officer, and director of Texas Champion Bank. Mr. Crisp, our President and Chief Executive Officer, serves on the board of directors of Texas Champion Bank. As of March 31, 2011 and December 31, 2010 the Forbes Group had $6.9 million and $11.0 million, respectively, on deposit with this bank.

Messrs. Crisp and Forbes are directors and shareholders of Brush Country Bank, an institution with which the Company conducts business. As of March 31, 2011 and December 31, 2010, the Forbes Group had $2.5 million and $3.3 million on deposit with this bank.

We believe all of the terms with companies described above are comparable to terms that were and are available to us in arm’s – length transactions with non-related parties.

10. Commitments and Contingencies

Concentrations of Credit Risk

Financial instruments which subject the Forbes Group to credit risk consist primarily of cash balances maintained in excess of federal depository insurance limits and trade receivables. All of our non-interest bearing cash balances were fully insured at December 31, 2010 due to a temporary federal program in effect from December 31, 2010 through December 31, 2012. Under the program, there is no limit to the amount of insurance for eligible accounts. Beginning 2013, insurance coverage will revert to $250,000 per depositor at each financial institution, and our non-interest bearing cash balances may again exceed federally insured limits. The Forbes Group restricts investment of temporary cash investments to financial institutions with high credit standings. The Forbes Group’s customer base consists primarily of multi-national and independent oil and natural gas producers. The Forbes Group does not require collateral on its trade receivables. For the three months ended March 31, 2011 Forbes Group’s largest customer, five largest customers, and ten largest customers constituted 11.5%, 39.3%, and 58.4% of revenues, respectively. The loss of any one of our top five customers would have a negative impact on the revenues and profits of the company. Further, our trade accounts receivable are from companies within the oil and natural gas industry and as such the Forbes Group is exposed to normal industry credit risks. The Forbes Group continually evaluates its reserves for potential credit losses and establishes reserves for such losses.

Self-Insurance

The Forbes Group is self-insured under its Employee Group Medical Plan for the first $125,000 per individual plus a $235,000 aggregate specific deductible. Incurred and unprocessed claims as of March 31, 2010 and December 31, 2010 amount to approximately $2.8 and $2.8 million, respectively. These claims are unprocessed, therefore their values are estimated and included in accrued expenses in the accompanying condensed consolidated balance sheets. In addition, to accruals for the self-insured portion of the Employee Group Medical Benefits Plan, the liability for incurred and unprocessed claims also includes estimated “run off” liabilities payable at future dates related to the worker’s compensation, general liability and automobile liability self-insurance program that was eliminated in October 2009.

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

11. Supplemental Cash Flow Information

	Three Months Ended March 31,
	2011	2010
Cash paid for
Interest	$12,909,046	$11,937,917
Supplemental schedule of non-cash investing and financing activities
Changes in accrued capital expenditures	$713,574	$(1,028,014)
Preferred shares dividends and accretion costs	882,584	—
Capital lease borrowings	1,710,034	—

12. Earnings per Share

Basic earnings (loss) per share (“EPS”) is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding during the period (including for the periods prior to May 28, 2010, the Class B Shares convertible into common shares). Diluted earnings (loss) per share takes into account the potential dilution that could occur if securities or other contracts to issue common shares, such as warrants, options and convertible preference shares, were exercised and converted into common shares. Potential common stock equivalents that have been issued by the Forbes Group relate to outstanding stock options, which are determined using the treasury stock method, and the Series B Senior Convertible Preferred Shares (the “Series B Preferred Shares”), which are determined using the “if converted” method. In applying the if-converted method, conversion is not assumed for purposes of computing diluted EPS if the effect would be antidilutive. As of March 31, 2011 and 2010, there were 5.2 and 2.7 million options to purchase common shares outstanding, and 588,059 and -0- Series B Senior Convertible Preferred Shares outstanding, respectively. The preferred stock is convertible at a rate of 36 common shares to one Series B Preferred Share.

The Company has determined that the Series B Preferred Shares are participating securities under ASC 260. Under ASC 260, a security is considered a participating security if the security may participate in undistributed earnings with common stock, whether that participation is conditioned upon the occurrence of a specified event or not. In accordance with ASC 260, a company is required to use the two-class method when computing EPS when a company has a security that qualifies as a “participating security.” The two-class method is an earnings allocation formula that determines EPS for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. A participating security is included in the computation of basic EPS using the two-class method. Under the two-class method, basic EPS for the Company’s common shares is computed by dividing net income applicable to common shares by the weighted-average common shares outstanding during the period. Under the certificate of designation for our Series B Preferred Shares (the “Series B Certificate of Designation”), if at any time the Company declares a dividend in cash which is greater in value than five percent on a cumulative basis over the previous twelve month period of the then current “Common Share Fair Market Value,” as that term is defined in the Series B Certificate of Designation, the Series B Preferred Shares will be entitled to receive a dividend payable in cash equal to the amount in excess of five percent of the then Common Share Fair Market Value per common share they would have received if all outstanding Series B Preferred Shares had been converted into common shares. There were no earnings allocated to the Series B Preferred Shares for the quarter ended March 31, 2011 since earnings for the quarter was not in excess of amounts prescribed by the Series B Certificate of Designation for our Series B Preferred Shares. Diluted EPS for the Company’s common shares is computed using the more dilutive of the two-class method or the if-converted method. The following table sets forth the reconciliation of weighted average shares outstanding and diluted weighted average shares outstanding:

	For the Three Months Ended March 31,
	2011	2010

Weighted average shares outstanding	83,673,700	83,673,700
Dilutive effect of stock options	1,045,568	—

Diluted weighted average shares outstanding	84,719,268	83,673,700

There were 2,680,000 stock options outstanding as of March 31, 2011 and 2010, that were not included in the calculation of diluted EPS because their effect would be antidilutive. There were 21,170,124 common equivalent shares outstanding relating to the Series B Senior Convertible Preferred Shares that were issued in May 2010 as of March 31, 2011 not included in the calculation because their effect would be antidilutive.

The following table sets forth the computation of basic and diluted earnings per share:

	For the Three Months Ended March 31,
	2011	2010

Basic:
Net Income (loss)	$1,904,518	$(8,171,517)

Accumulated preferred stock dividends and accretion	$(882,584)	$—

Net income (loss) attributable to common shareholders	$1,021,934	$(8,171,517)

Weighted-average common shares	83,673,700	83,673,700

Basic income (loss) per share	$0.01	$(0.10)

	For the Three Months Ended March 31,
	2011	2010

Diluted:
Net Income (loss)	$1,904,518	$(8,171,517)

Preferred stock dividends and accretion	$(882,584)	$—

Net income (loss) attributable to common shareholders	$1,021,934	$(8,171,517)

Diluted weighted-average common shares	84,719,268	83,673,700

Diluted income (loss) per share	$0.01	$(0.10)

13. Income Taxes

The Company’s tax expense from application of the effective tax rate for the three months ended March 31, 2011 was estimated to be 40.14% based on a pre-tax income of $3.2 million. The difference between the effective rate and 35% statutory rate is primarily related to Texas Margins Tax and non deductible expenses. For the three months ended March 31, 2010, the effective tax rate was 32.9%.

The Forbes Group is subject to the Texas Franchise tax. The Texas Franchise tax is a tax equal to one percent of Texas-sourced revenue reduced by the greater of (a) cost of goods sold (as defined by Texas law), (b) compensation (as defined by Texas law) or (c) thirty percent of the Texas-sourced revenue. The Forbes Group accounts for the revised Texas Franchise tax in accordance with ASC 740, as the tax is derived from a taxable base that consists of income less deductible expenses. For the three months ended March 31, 2011 and 2010, the Forbes Group recorded franchise tax expense of approximately $200,000 and $0, respectively.

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

Fluid Logistics and Other

The fluid logistics and other segment consists of operations in the U.S., which provide, transport, store and dispose of a variety of drilling and produced fluids used in and generated by oil and natural gas production activities. These services are required in most workover and completion projects and are routinely used in daily producing well operations. In the fiscal year 2010, the Company began providing site preparation services which are complementary to the traditional services offered by the Company. Wolverine Construction, Inc., a related party, was sub-contracted to complete such services.

The following table sets forth certain financial information with respect to the Company’s reportable segments in (000)’s:

	Well Servicing	Fluid Logistics	Consolidated
Three months ended March 31, 2011

Operating revenues	$48,717	$58,247	$106,964
Direct operating costs	38,609	42,223	80,832

Segment profits	$10,108	$16,024	$26,132

Depreciation and amortization	$5,629	$4,480	$10,109
Capital expenditures	4,419	138	4,557
Assets	401,573	294,231	695,804

Three months ended March 31, 2010

Operating revenues	$31,023	$36,241	$67,264
Direct operating costs	28,648	28,265	56,913

Segment profits	$2,375	$7,976	$10,351

Depreciation and amortization	$5,488	$4,436	$9,924
Capital expenditures	504	201	705
Assets	376,877	255,415	632,292

	Three Months Ended March 31,
	2011	2010

Reconciliation of the Forbes Group Operating Income as Reported:
Segment profits	$26,132	$10,351
General and administrative exp	5,917	5,659
Depreciation and amortization	10,109	9,924

Operating income (loss)	10,106	(5,233)
Other income and expenses, net	(6,924)	(6,939)

Income (loss) before income taxes	$3,182	$(12,172)

	As at March 31, 2011	As at December 31, 2010

Reconciliation of the Forbes Group Assets as Reported:
Total reportable segments	$695,804	$656,775
Eliminate internal transactions	(834,387)	(801,930)
Parent	597,304	596,985

Total assets	$458,721	$451,830

Financial information about geographic areas

Revenues from the Company’s non-U.S. operations, which are located exclusively in Mexico, were $12.3 million and $9.5 million for the quarters ended March 31, 2011 and 2010, respectively. All other revenues were generated by the Company’s U.S. operations. The Company generates no revenues from Bermuda, the country of domicile of FES ltd. Long-lived assets located in Mexico were approximately $13.1 million and $13.4 million as of March 31, 2011 and December 31, 2010, respectively. All other long-lived assets were located in the U.S.

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

Condensed Consolidating Balance Sheet

As of March 31, 2011

	Parent	Issuers	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$1,050,638	$337,968	$20,282,754	$24,247	$—	$21,695,607
Accounts receivable	20,523,412	—	82,796,864	672,638	—	103,992,914
Other current assets	367,925	220,833	6,158,708	82,079	—	6,829,545

Total current assets	21,941,975	558,801	109,238,326	778,964	—	132,518,066
Property and equipment, net	774,740	—	267,053,007	750,381	—	268,578,128
Investments in affiliates	17,137,903	114,889,686	(2,466,826)	—	(129,560,763)	—
Intercompany receivables	92,451,837	111,113,546	—	10,820,043	(214,385,426)	—
Intercompany note receivable	902,261	—	—	—	(902,261)	—
Intangible assets, net	—		33,022,286	—	—	33,022,286
Deferred financing costs, net	—	8,365,171	—	—	—	8,365,171
Restricted cash	—	—	16,191,395	—	—	16,191,395
Other assets	15,586	10,645	8,981	11,072	—	46,284

Total assets	$133,224,302	$234,937,849	$423,047,169	$12,360,460	$(344,848,450)	$458,721,330

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$6,269,867	$1,765,751	$26,525,746	$45,355	$—	$34,606,719
Accrued liabilities	5,027,359	3,489,904	11,403,362	686,176	—	20,606,801
Current maturities of long-term debt	—	2,551,998	2,157,027	—	—	4,709,025

Total current liabilities	11,297,226	7,807,653	40,086,135	731,531	—	59,922,545
Long-term debt, net of current maturities	—	209,991,294	3,957,996	—	—	213,949,290
Intercompany payables	—	—	201,191,692	13,193,742	(214,385,434)	—
Intercompany note payable	—	—	—	902,261	(902,261)	—
Deferred tax liability	(32,359,419)	—	62,922,416	—	—	30,562,997

Total liabilities	(21,062,193)	217,798,947	308,158,239	14,827,534	(215,287,695)	304,434,832

Series B Convertible Preferred Shares	16,152,877	—	—	—	—	16,152,877

Shareholders’ equity	138,133,618	17,138,902	114,888,930	(2,467,074)	(126,560,755)	138,133,621

Total liabilities and shareholders’ equity	$133,224,302	$234,937,849	$423,047,169	$12,360,460	$(344,848,450)	$458,721,330

Condensed Consolidating Balance Sheet

As of December 31, 2010

	Parent	Issuers	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets

Current assets
Cash and cash equivalents	$7,101,006	$1,853,717	$21,388,712	$115,022	$—	$30,458,457
Accounts receivable	13,797,552	—	73,576,031	1,472,118	—	88,845,701
Other current assets	284,146	305,593	5,982,520	597	—	6,572,856

Total current assets	21,182,704	2,159,310	100,947,263	1,587,737	—	125,877,014

Property and equipment, net	658,901	—	272,825,909	746,656	—	274,231,466
Investments in affiliates	15,556,856	105,347,628	(2,622,006)	—	(118,282,478)	—
Intercompany receivables	95,785,698	114,836,363	7,932,801	10,957,177	(229,506,039)	—
Intercompany note receivable	902,261	—	—	—	(902,261)	—
Intangible assets, net	—	—	33,737,585	—	—	33,737,585
Deferred financing costs, net	—	8,907,520	—	—	—	8,907,520
Restricted cash	—	9,043,246	—	—	—	9,043,246
Other assets	13,392	—	8,983	10,661	—	33,036

Total assets	$134,099,812	$240,294,067	$412,830,535	$13,296,231	$(348,690,778)	$451,829,867

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$1,819,425	$922,471	$26,066,715	$18,040	$—	$28,826,651
Accrued liabilities	2,797,613	9,351,896	6,872,793	2,332,805	518,575	21,873,682
Current portion of long-term debt	—	4,634,163	1,829,657	—	—	6,463,820

Total current liabilities	4,617,038	14,908,530	34,769,165	2,350,845	(518,575)	57,164,153
Long-term debt	—	209,827,683	3,087,002	—	—	212,914,685
Intercompany payables	10,541,463	—	206,705,062	12,778,099	(230,024,624)	—
Intercompany note payable	—	—	—	902,261	(902,261)	—
Deferred tax liability (benefit)	(33,124,373)	—	62,922,417	(112,705)	—	29,685,339

Total liabilities	(17,965,872)	224,736,213	307,483,646	15,918,500	(230,408,310)	299,764,177

Series B Convertible Preferred Shares	15,270,293	—	—	—	—	15,270,293
Shareholders’ equity	136,795,391	15,557,854	105,346,889	(2,622,269)	(118,282,468)	136,795,397

Total liabilities and shareholders’ equity	$134,099,812	$240,294,067	$412,830,535	$13,296,231	$(348,690,778)	$451,829,867

Condensed Consolidating Statement of Operations

For the Three Months Ended March 31, 2011

	Parent	Issuers	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues

Well servicing	$12,303,134	$—	$37,102,361	$3,374,574	$(4,063,239)	$48,716,830
Fluid logistics	—	—	58,246,823	—	—	58,246,823

Total revenues	12,303,134	—	95,349,184	3,374,574	(4,063,239)	106,963,653

Expenses
Well servicing	9,383,324	—	29,892,063	3,026,715	(3,692,907)	38,609,195
Fluid logistics	—	—	42,222,577	—	—	42,222,577
General and administrative	849,658	1,671,791	3,484,225	281,178	(370,332)	5,916,520
Depreciation and amortization	43,554	—	9,994,666	71,241	—	10,109,461

Total expenses	10,276,536	1,671,791	85,593,531	3,379,134	(4,063,239)	96,857,753

Operating income	2,026,598	(1,671,791)	9,755,653	(4,560)	—	10,105,900
Interest income (expense)	5,845	(6,559,526)	(369,691)	(1,239)	—	(6,924,611)
Equity in income (loss) of affiliates	1,009,564	9,240,881	(145,966)	—	(10,104,479)	—
Other income, net	—	—	900	(625)	—	275

Income (loss) before taxes	3,042,007	1,009,564	9,240,896	(6,424)	(10,104,479)	3,181,564
Income tax expense	1,137,497	—	—	139,549	—	1,277,046

Net income (loss)	$1,904,510	$1,009,564	$9,240,896	$(145,973)	$(10,104,479)	$1,904,518

Condensed Consolidating Statement of Operations

For the Three Months Ended March 31, 2010

	Parent	Issuers	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues

Well servicing	$9,529,187	$—	$22,205,960	$1,691,873	$(2,404,160)	$31,022,860
Fluid logistics	—	—	36,240,867	—	—	36,240,867

Total revenues	9,529,187	—	58,446,827	1,691,873	(2,404,160)	67,263,727

Expenses
Well servicing	6,041,390	—	20,332,600	3,225,377	(951,051)	28,648,316
Fluid logistics	—	—	28,264,840	—	—	28,264,840
General and administrative	3,141,237	1,557,871	2,736,867	(1,776,829)	—	5,659,146
Depreciation and amortization	49,376	—	9,814,110	60,578	—	9,924,064

Total expenses	9,232,003	1,557,871	61,148,417	1,509,126	(951,051)	72,496,366

Operating income	297,184	(1,557,871)	(2,701,590)	182,747	(1,453,109)	(5,232,639)
Interest Expense	8,196	(6,788,336)	(62,272)	2,877	(8,196)	(6,847,731)
Equity in income (loss) of affiliates	(11,197,055)	(2,853,467)	—	—	14,050,522	—
Other income, net	(4,767)	2,619	(89,606)	—	—	(91,754)

Income (loss) before taxes	(10,896,442)	(11,197,055)	(2,853,468)	185,624	12,589,217	(12,172,124)
Income tax expense	(4,186,231)	—	—	185,624	—	(4,000,607)

Net income (loss)	$(6,710,211)	$(11,197,055)	$(2,853,468)	$—	$12,589,217	$(8,171,517)

Condensed Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2011

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities
Net cash provided by (used in) operating activities	$(6,050,368)	$21,823,795	$(14,992,047)	$(154,173)	$—	$627,207

Cash flows from investing activities
Restricted cash	—	(23,339,544)	16,191,395	—	—	(7,148,149)
Proceeds from sale of property and equipment	—	—	154,364	—	—	154,364
Purchase of property and equipment	—	—	(1,948,000)	—	—	(1,948,000)

Net cash provided by (used in) investing activities	—	(23,339,544)	14,397,759	—	—	(8,941,785)

Cash flows from financing activities
Repayments of debt	—	—	(511,670)	—	—	(511,670)

Net cash provided by (used in) financing activities	—	—	(511,670)	—	—	(511,670)

Effect on currency translation on cash	—	—	—	63,398	—	63,398
Net increase/(decrease) in cash and cash equivalents	(6,050,368)	(1,515,749)	(1,105,958)	(90,775)	—	(8,762,850)
Cash and cash equivalents
Beginning of period	7,101,006	1,853,717	21,388,712	115,022	—	30,458,457

End of period	$1,050,638	$337,968	$20,282,754	$24,247	$—	$21,695,607

Condensed Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2010

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities
Net cash provided by (used in) operating activities	$(10,956,892)	$(5,891,055)	$4,543,894	$(73,891)	$—	$(12,377,944)

Cash flows from investing activities
Restricted cash	—	(15,018)	—	—	—	(15,018)
Purchase of property and equipment	—	—	(1,732,282)	—	—	(1,732,282)

Net cash used in investing activities	—	(15,018)	(1,732,282)	—	—	(1,747,300)

Cash flows from financing activities
Other	—	—	8,426	—	—	8,426
Repayments of debt	—	(1,319,053)	(411,950)	—	—	(1,731,003)

Net cash used in financing activities	—	(1,319,053)	(403,524)	—	—	(1,722,577)

Net increase/(decrease) in cash and cash equivalents	(10,956,892)	(7,225,126)	2,408,088	(73,891)	—	(15,847,821)
Cash and cash equivalents
Beginning of period	12,577,404	7,860,204	7,973,636	14,123	—	28,425,367

End of period	$1,620,512	$635,078	$10,381,724	$(59,768)	$—	$12,577,546

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

Series B Senior Convertible Preferred Shares

Under our Series B Certificate of Designation, we are authorized to issue 825,000 shares of Series B Preferred Shares, par value $0.01 per share. On May 28, 2010, the Company completed a private placement of 580,800 Series B Preferred Shares for total gross proceeds of $14,520,000. In connection with the private placement, the Company paid the investors who purchased the Series B Preferred Shares a closing fee of $290,400 and incurred legal fees and other costs of $401,395. The common shares into which the Series B Preferred Shares are convertible have certain demand and “piggyback” registration rights.

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

Conversion – The Series B Preferred Shares are convertible into the Company’s common shares at an initial rate of 36 common shares per Series B Preferred Shares (subject to adjustment). If all such Series B Preferred Shares are converted, at the initial conversion rate, 20,908,800 common shares (representing 19.99% of the outstanding common shares outstanding at the time of the issuance of the Series B Preferred Shares after such conversion) will be issued to the holders of the Series B Preferred Shares. Pursuant to the Series B Certificate of Designation, no holder of the Series B Preferred Shares is entitled to effect a conversion of Series B Preferred Shares if such conversion would result in the holder (and affiliates) beneficially owning 20% or more of the Company’s Common Shares. Redeemable preferred stock (and, if ever, any other redeemable financial instrument we may enter into) is initially evaluated for possible classification as a liability or equity pursuant to ASC 480—Distinguishing Liabilities from Equity. Redeemable preferred stock that does not, in its entirety, require liability classification is evaluated for embedded features that may require bifurcation and separate classification as derivative liabilities. In determining the appropriate accounting for the conversion feature for the Series B Preferred Stock, the Company determined that the conversion feature does not require bifurcation, and as a result is not considered a derivative under the provisions of ASC 815—Derivatives and Hedging.

Dividends Rights – The Series B Preferred Shares are entitled to receive preferential dividends equal to five percent (5%) per annum of the original issue price per share, payable quarterly in February, May, August and November of each year. Such dividends may be paid by the Company in cash or in kind (in the form of additional Series B Preferred Shares). In the event that the payment in cash or in kind of any such dividend would cause the Company to violate a covenant under its debt agreements, the obligation to pay, in cash or in kind, will be suspended until the earlier to occur of (i) and only to the extent any restrictions under the debt agreements lapse or are no longer applicable or (ii) February 16, 2015. During any such suspension period, the preferential dividends shall continue to accrue and accumulate. Currently, dividends for the quarterly periods ended November 28, 2010 and February 28, 2011 have not been paid on the Series B Preferred Shares. The Company has not paid these dividends in cash due to certain restrictions in the Company’s indentures and has not paid these dividends in-kind because the Toronto Stock Exchange has taken the position that, in light of the market price of the Company’s common shares, the issuance of additional Series B Preferred Shares as a dividend in-kind would violate Toronto Stock Exchange rules regarding the issuance of discounted shares, unless the Company receives shareholder approval for such an issuance. The Company intends to seek shareholder approval for a pool of Series B Preferred Shares to be issued as in-kind dividends for this particular quarterly period and for future quarterly periods. The Company has accrued dividends for these periods based on the estimated fair value of the shares to be issued in kind. When these shares are issued, differences between the fair value of the shares and the contractual amount of the dividends will be settled to additional paid in capital within shareholders’ equity. As shares of the Series B Preferred Shares are convertible into shares of our common stock, each dividend paid in kind will have a dilutive effect on our shares of common stock.

Liquidation – Upon any voluntary or involuntary liquidation, dissolution or winding up of the Company, a distribution shall be made as follows:

i.	to the holders of shares ranking junior to the Series B Preferred Shares unless the holders of Series B Preferred Shares shall have received an amount equal to the original issue price per share of the Series B Preferred Shares (subject to adjustment) plus an amount equal to accumulated and unpaid dividends and distributions thereon to the date of such payment, and

ii.	to the holders of shares ranking on a parity with the Series B Preferred Shares, unless simultaneously therewith distributions are made ratably on the Series B Preferred Shares and all other such parity stock in proportion to the total amounts to which the holders of Series B Preferred Shares are entitled.

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

Redemption – All or any number of the Series B Preferred Shares may be redeemed by the Company at any time after May 28, 2013 at a redemption price determined in accordance with the Series B Certificate of Designation plus accrued and unpaid dividends and provided that the current equity value of our common stock exceeds specified levels. On May 28, 2017, the Company is required to redeem any Series B Preferred Shares then outstanding at a redemption price determined in accordance with the Series B Certificate of Designation plus accrued but unpaid dividends. Such mandatory redemption may, at the Company’s election, be paid in cash or in common shares (valued for such purpose at 95% of the then fair market value of the common shares). In the event certain corporate transactions occur (such as a reorganization, recapitalization, reclassification, consolidation or merger) under which the Company’s common shares (but not the Series B Preferred Shares) are converted into or exchanged for securities, cash or other property, then following such transaction, each Series B Preferred Share shall thereafter be convertible into the same kind and amount of securities, cash or other property.

Certain of the redemption features are outside of the Company’s control, and as a result, the Series B Preferred Shares have been reflected in the condensed consolidated balance sheet as temporary equity.

17. Other Comprehensive Income

The components of our other comprehensive income are as follows:

	Three Months Ended March 31,
	2011	2010
Net income (loss)	$1,904,518	$(8,171,517)
Foreign currency translation loss	(461,586)	—

Other comprehensive income (loss)	$1,442,932	$(8,171,517)

The local currency is the functional currency for our operations in Mexico. The cumulative translation gains and losses resulting from translating our foreign entity’s financial statements from the Pesos to U.S. Dollars are included in other comprehensive income (loss) and accumulated in shareholders’ equity until a partial or complete sale or liquidation of our net investment in the foreign entity.

18. Subsequent Events

As discussed in Note 7, on May 9, 2011, FES Ltd announced that its wholly owned subsidiaries, FES LLC and FES CAP, have commenced the Tender Offer to purchase any and all of their outstanding $192,500,000 in aggregate principal amount of Second Priority Notes. In connection with the Tender Offer, FES LLC and FES CAP are soliciting consents (the “Consent Solicitation”) to proposed amendments that would eliminate most of the restrictive covenants and event of default provisions contained in the Second Priority Indenture and modify the terms of any intercreditor agreement applicable to the Second Priority Notes. The Tender Offer and Consent Solicitation are being made pursuant to an offer to purchase and consent solicitation statement dated May 9, 2011, and related consent and letter of transmittal, and are subject to certain conditions as described therein. The total consideration to be paid to holders of the Second Priority Notes who timely tender their notes and deliver their consent will be equal to 112.75% of the principal amount of the Second Priority Notes tendered, subject to the conditions set forth in the offer to purchase and consent solicitation and related consent and letter of transmittal.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with the audited consolidated financial statements for the year ended December 31, 2010 included in our Annual Report on Form 10-K. Any forward-looking statements made by or on our behalf are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Readers are cautioned that such forward-looking statements involve risks and uncertainties in that the actual results may differ materially from those projected in the forward-looking statements. Important factors that could cause actual results to differ include risks set forth in the Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2010.

Overview

Forbes Energy Services Ltd., or FES Ltd, and its domestic subsidiaries, Forbes Energy Services LLC, or FES LLC, Forbes Energy Capital Inc., or FES CAP, C.C. Forbes, LLC, or CCF, TX Energy Services, LLC, or TES, Superior Tubing Testers, LLC, or STT, and Forbes Energy International, LLC, or FEI LLC, are headquartered in Alice, Texas and conduct business primarily in Texas, Mississippi, Pennsylvania, and Mexico. On October 15, 2008, FES LLC and FEI LLC formed Forbes Energy Services México, S. de R.L. de C.V., or FES Mexico, a Mexican limited liability company (sociedad de responsabilidad limitada de capital variable) , to conduct operations in Mexico. On December 3, 2008, Forbes Energy Services Mexico Servicios de Personal, S. de R.L de C. V., a Mexican limited liability company, was formed to provide employee services to FES Mexico, and on June 8, 2009, FES Ltd formed a branch in Mexico.

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

We currently conduct our operations through the following two business segments:

•

Well Servicing. Our well servicing segment comprised 45.5% of consolidated revenues for the three months ended March 31, 2011. At March 31, 2011, our well servicing segment utilized our modern fleet of 173 owned or leased well servicing rigs, which included 162 workover rigs and 11 swabbing rigs, and related assets and equipment. These assets are used to provide (i) well maintenance, including remedial repairs and removal and replacement of downhole production equipment, (ii) well workovers, including significant downhole repairs, re-completions and re-perforations, (iii) completion and swabbing activities, and (iv) plugging and abandoning services. In addition, we have a fleet of nine tubing testing units that are used to conduct pressure testing of oil and natural gas production tubing.

•

Fluid Logistics and Other. Our fluid logistics and other segment comprised 54.5% of consolidated revenues for the three months ended March 31, 2011. Our fluid logistics segment utilized our fleet of owned or leased fluid transport trucks and related assets, including specialized vacuum, high-pressure pump and tank trucks, frac tanks, water wells, salt water disposal wells and facilities, and related equipment. These assets are used to provide, transport, store, and dispose of a variety of drilling and produced fluids used in, and generated by, oil and natural gas production. These services are required in most workover and completion projects and are routinely used in daily operations of producing wells. Beginning in the fiscal year 2010, the Company began providing additional services in which Wolverine Construction, Inc., a related party, completed such services as a sub-contractor. These services involve site preparation and are complementary to the traditional services offered by the Company. We pay Wolverine for their services and materials and then bill the cost to the customer with a margin of between 5%-10%. The amount of revenue associated with the sub-contractor work totaled approximately $3.2 million and $0.5 million for the three months ended March 31, 2011 and 2010, respectively. The following table provides a breakout of revenues, expenses and gross margin for our fluid logistics and other segment for the quarter-end:

	Three Months Ended March 31,
	2011				2010
			Gross Profit				Gross Profit
	Revenues	Cost	Amount	% of Revenues	Revenues	Cost	Amount	% of Revenues
Fluid Logistics	$55,069	$39,205	$15,864	28.8%	$35,692	$27,857	$7,835	21.9%
Sub-contractor services	3,178	3,018	160	5.0%	549	408	141	25.6%

Total fluids logistics and other	$58,247	$42,223	$16,024	27.5%	$36,241	$28,265	$7,976	22.0%

We believe that our two business segments are complementary and create synergies in terms of selling opportunities. Our multiple lines of service allow us to capitalize on our existing customer base to grow within existing markets, generate more business from existing customers, and increase our operating profits. By offering our customers the ability to reduce the number of vendors they use, we believe we help improve our customers’ efficiency. This is demonstrated by the fact that 55.6% of our revenues for the three months ended March 31, 2011 were from customers that utilized services from both of our business segments. Further, by having multiple service offerings that span the life cycle of the well, we believe we have a competitive advantage over smaller competitors offering more limited services.

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

Workover Rig Rates

Our well servicing segment revenues are dependent on the prevailing market rates for workover rigs. Market day rates for workover rigs increased from 2003 through the first three quarters of 2008, as high oil and natural gas prices and declining domestic production resulted in a substantial growth of drilling activity and demand for workover services that are used primarily to maintain or enhance production levels of existing producing wells. During the fourth quarter of 2008, all of 2009 and the majority of the first quarter of 2010, we experienced pricing pressure that resulted from the general economic decline and, more specifically, the precipitous decline in oil and gas prices. However, during the year-ended December 31, 2010 utilization began to increase allowing us to increase rates in certain markets beginning in March 2010 and continuing through March 2011. During the second half of 2010, our average revenue per rig hour increased approximately 5.3%. During the three months ended March 31, 2011 our average revenue per rig hour increased an additional 2.6%.

Fluid Logistics Rates

Our fluid logistics and other segment revenues are dependent on the prevailing market rates for fluid transport trucks and the related assets, including specialized vacuum, high-pressure pump and tank trucks, frac tanks and salt water disposal wells. Prior to the general economic decline that commenced in the latter half of 2008, higher oil and natural gas prices resulted in growing demand for drilling and our services. The economic decline initially resulted in lower oil and natural gas prices which reduced demand for drilling and our services. Required disposal of fluids produced from wells and the high level of drilling activity through the first three quarters of 2008 led to a higher demand for fluid logistics services. In the last quarter of 2008, throughout 2009 and through much of the first quarter of 2010, fluid logistics rates were under significant downward pressure. While natural gas prices remain low, recent increases in oil prices beginning in 2010 have increased the demand for some of our services. During the year-ended December 31, 2010 utilization began to increase allowing us to increase rates in certain markets beginning March 2010 and continuing through March 2011, particularly in the Eagle Ford shale formation in South Texas where drilling activity has increased substantially in the last twelve months.

Operating Expenses

Prior to the general economic decline, a strong oil and natural gas environment resulted in a higher demand for operating personnel and oilfield supplies and caused increases in the cost of those goods and services. During the fourth quarter of 2008, all of 2009 and much of the first quarter of 2010, a weaker oil and natural gas environment has resulted in lower demand for operating personnel and oilfield supplies which has allowed us to decrease our costs, thereby offsetting a portion of the price decreases granted to our customers. As utilization and demand has started to increase in 2010 and 2011, we are again experiencing cost pressures in areas such as labor where we have incurred additional costs in the form of increased pay rates. Future earnings and cash flows will be dependent on our ability to manage our overall cost structure and either maintain our existing prices or obtain price increases from our customers as our operating costs increase.

Capital Expenditures and Debt Service Obligations

As a general matter, our capital expenditures to maintain our assets have been relatively limited. Historically, we have incurred indebtedness to invest in new assets to grow our business. As a result, the indebtedness we incurred for our capital expenditures has significantly increased our debt service obligations. Most of our new assets were acquired through bank borrowings subsequently refinanced through our offering of our 11% Senior Secured Notes due 2015, or the Second Priority Notes, our offering of First Lien Floating Rate Notes due 2014, or the First Priority Notes, short-term equipment vendor financings, cash flows from operations and other permitted financings. In the near term, we expect our capital expenditures will be minimal and will be subject to the constraints of our cash flow and the covenants under our indentures.

Capital Expenditures and Operating Income Margins

The well servicing segment typically has had higher operating income margins along with higher capital expenditures when compared with the fluid logistics and other segment, which has had lower operating margins but also lower capital expenditure requirements. However, with the recent industry downturn, we have experienced less margin pressure on our fluid logistics and other segment, which has resulted in more favorable margins in that segment, relative to the well servicing segment. This is due to the fact that a large portion of the fluids business is comprised of services that are not discretionary, but required for wells to continue producing.

Renewal of PEMEX Contract

Our operations in Mexico are performed for PEMEX, pursuant to a contract. The failure by us to renew this contract could have a material adverse effect on our financial condition, results of operations and cash flows. In March 2011, we completed amendments to the PEMEX contract which extended the term of the contract to December 31, 2011 and increased the total amount available under the PEMEX contract to MXN $893.4 million (or USD $76.8 million based on an exchange rate of $1 equal to MXN 0.086 on May 13, 2011) plus USD $119.8 million, which amount is available to the Company and Merco Ingenieria Industrial S.A. de C.V., who is also a party to the PEMEX contract. The amounts available under this contract are allocated based on the work performed by the Company and Merco. Historically, the Company has performed all but a small portion of the services to be performed under the contract with the balance being performed by Merco.

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

Results of Operations

The following discussion, as well as the discussion found under “Liquidity and Capital Resources,” compares our consolidated financial information as of and for the three months ended March 31, 2011 to the three months March 31, 2010.

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Consolidated Revenues. For the three months ended March 31, 2011, revenues increased by $39.7 million, or 59.0%, to $107.0 million when compared to the same period in the prior year. During the second half of 2010 and first quarter 2011 we experienced increases in demand which resulted in an increase in utilization and pricing.

Well Servicing — Revenues from the well servicing segment increased by $17.7 million for the period, or 57.0% to $48.7 million compared to the corresponding period in the prior year. The increase largely results from the continued higher prices for our well services. We were utilizing 173 well servicing rigs at March 31, 2011, compared to 171 well servicing rigs at March 31, 2010. Of the 173 rigs available at March 31, 2011, 11 were being used by our Mexico operations. Of the 162 in the U.S. for the quarter ended March 31, 2011, our utilization was approximately 72.2% due to the general industry increase. All 11 Mexico rigs were working during the quarter.

Fluid Logistics and Other — Revenues from the fluid logistics and other segment increased $22.0 million for the period, or 60.7%, to $58.2 million compared to the corresponding period in the prior year. Utilization for trucks in service during the three months ended March 31, 2011 and March 31, 2010 was 102.6 % and 85.3%, respectively. Our principal fluid logistics assets at March 31, 2011 and March 31, 2010 were as follows:

	As of March 31,		% Increase (Decrease)
Asset	2011	2010
Vacuum trucks	289	290	(0.1)%
High-pressure pump trucks	19	19	0.0%
Other heavy trucks	57	57	0.0%
Frac tanks (includes leased)	1,368	1,369	(0.1)%
Salt water disposal wells	15	18	(16.7)%

Consolidated Operating Expenses — Our operating expenses increased to $80.8 million for the three months ended March 31, 2011, from $ 56.9 million for the three months ended March 31, 2010, an increase of $23.9 million or 42.0% due to increases in utilization. Operating expenses as a percentage of revenues were down to 75.6% for the three months ended March 31, 2011, compared to 84.6% for the three months ended March 31, 2010. This decrease in operating expense as a percentage of our revenues is generally attributable to increase in the rates we are able to invoice our customers, and has been partially offset by increases in labor costs (rates and hours) and fuel price increases, as discussed below.

Well Servicing — Operating expenses from the well servicing segment increased by $10.0 million, or 34.8%, to $38.6 million. Well servicing operating expenses as a percentage of well servicing revenues were down to 79.3 % for the three months ended March 31, 2011, compared to 92.3 % for the three months ended March 31, 2010, a decrease of 13.0%. This can be attributed primarily to an increase of approximately 23.8 % in average billing rates between the two quarters and an increase in utilization to 72.2% for the three months ended March 31, 2011 from 58.2 % for the three months ended March 31, 2010. The increase in well servicing operating costs was due in large part to the increase in labor costs of $2.3 million or 14.8%, for the three months ended March 31, 2011 compared to the same period of the prior year. Employee count at March 31, 2011 was 1,209 compared with 1,020 at March 31, 2010. Labor costs as a percentage of revenues were 36.2 % and 49.5 % for the three months ended March 31, 2011 and 2010, respectively. Repairs and equipment maintenance cost increased $2.4 million, or 89.1% to $5.1 million. Repairs and equipment maintenance cost as a percentage of revenues was 10.5% and 8.7% for the three months ended March 31, 2011 and March 31, 2010, respectively. Fuel cost increased $1.3 million, or 91.2% to $2.8 million. Fuel cost as a percentage of revenues was 5.7% and 4.7% for the three months ended March 31, 2011 and March 31, 2010, respectively. Fuel price increased 26.2% for the three months ended March 31, 2011 compared to March 31, 2010. Product and chemical expenses and equipment rental also increased approximately $2.1 million and $1.7 million, respectively. The remaining $0.2 million is related to various expenses that were consistent with the activity of the business and were in line with management’s expectations.

Fluid Logistics and Other —Operating expenses from the fluid logistics segment increased by $14.0 million, or 49.4%, to $42.2 million. Fluid logistics operating expenses as a percentage of fluid logistics revenues were down to 72.5%

for the three months ended March 31, 2011, compared to 78.0 % for the three months ended March 31, 2010. The increase in fluid logistics operating expenses of $14.0 million was due in large part to an increase in contract services of $5.1 million, or 279.0 % to $7.0 million for the three months ended March 31, 2011, compared to the same period in the prior year due to activity increase in drilling and well services and the need to utilize outside services to satisfy customer demand, particularly in times of peak demand in South Texas. The largest vendor in contract services is Wolverine Construction, Inc., a related party, which enabled us to provide additional billable services to our customers. The cost associated with their sub-contracted services was approximately $3.0 million of the $5.1 million increase year over year. Contract service costs as a percentage of revenues were 11.9 % and 5.1% for the three months ended March 31, 2011 and 2010, respectively. Labor cost increased by $3.0 million, or 32.6 % to $12.2 million. Employee count at March 31, 2011 was 891, as compared with 799 in March 31, 2010. Labor cost as a percentage of revenues were 21.2 % and 25.4 % for the three months ended March 31, 2011 and March 31, 2010, respectively. Rent equipment cost increased $2.5 million, or 230.1 % to $ 3.5 million. The increase in equipment rental relates to the increase in customer demand and the need for additional equipment to serve our customers. Rent equipment cost as a percentage of revenues was 6.1 % and 3.0 % for the three months ended March 31, 2011 and March 31, 2010, respectively. Repairs and equipment maintenance cost increased $1.7 million, or 58.8 % to $4.6 million. Repairs and equipment maintenance cost as a percentage of revenues was 7.9 % and 7.9 % for the three months ended March 31, 2011 and March 31, 2010, respectively. Fuel cost increased $1.3 million, or 24.8% to $6.6 million. Fuel cost as a percentage of revenues was 11.4% and 14.7% for the three months ended March 31, 2011 and March 31, 2010, respectively. Fuel price increased 26.2% for the three months ended March 31, 2011 compared to March 31, 2010. The remaining $0.2 million change is related to various expenses that were consistent with the activity of the business.

General and Administrative Expenses. General and administrative expenses from the consolidated operations increased by approximately $0.3 million, or 4.5%, to $5.9 million. General and Administrative expense as a percentage of revenues was 5.5 % and 8.4 % for the three months ended March 31, 2011 and 2010, respectively.

Depreciation and Amortization. Depreciation and amortization expenses increased by $0.2 million, or 1.9%, to $ 10.1 million. Capital expenditures incurred for the three months ended March 31, 2011 were $ 4.6 million compared to $0.6 million for the three months ended March 31, 2010.

Interest and Other Expenses. Interest and other expenses were $6.9 million in the three months ended March 31, 2011, and in the three months ended March 31, 2010. This is in line with management’s expectations.

Income Taxes. We recognized an income tax expense of $1.3 million and an income tax benefit of $4.0 million for the three months ended March 31, 2011 and 2010, respectively.

Liquidity and Capital Resources

Overview

We project that cash flows from operations will be adequate to meet our working capital requirements over the next twelve months.

The indenture governing our Second Priority Notes, or the Second Priority Indenture, and the indenture governing our First Priority Notes, or the First Priority Indenture, and the debt outstanding thereunder impose significant restrictions on us and increase our vulnerability to adverse economic and industry conditions that could limit our ability to obtain additional or replacement financing. For example, both indentures only allow the Company to incur indebtedness, other than certain specific types of permitted indebtedness, if such indebtedness is unsecured and if the Fixed Charge Coverage Ratio (as defined in each indenture) for the most recently completed four full fiscal quarters is at least 3.0 to 1.0 for years beginning as of December 31, 2010. The Company could incur no additional debt under the Fixed Charge Coverage Ratio test and only limited debt under other expressly permitted categories of debt. As a result of this, in the event that the Company needs to seek financing, it may not be able to do so, unless the Company first receives consent from its bondholders, including consents delivered pursuant to the Consent Solicitation associated with the Tender Offer. Our inability to satisfy our obligations under these indentures, could constitute an event of default. An event of default could result in all or a portion of our outstanding debt becoming immediately due and payable. If this should occur, we might not be able to obtain waivers or secure alternative financing to satisfy all of our obligations simultaneously. Given the state of global events, our ability to access the capital markets or to consummate any asset sales might be restricted at a time when we would like or need to raise capital. These events could have a material adverse effect on our business, financial position, results of operations and cash flows and our ability to satisfy the obligations under our indentures.

Within certain constraints, we can conserve capital by reducing or delaying capital expenditures, deferring non-regulatory maintenance expenditures and further reducing operating and administrative costs.

We have historically funded our operations, including capital expenditures, with bank borrowings, vendor financings, cash flow from operations, the issuance of our Second Priority Notes, and First Priority Notes and the proceeds from our Canadian initial public equity offering and simultaneous U.S. private placement, our October 2008 and December 2009 common share offerings, and our May 2010 Series B Preferred Share private placement.

As of March 31, 2011, we had $218.7 million in debt outstanding (including the Second Priority Notes based on $192.5 million aggregate principal amount at an issue price of 97.635% of par and the First Priority Notes based on $20.0 million aggregate principal amount at an issue price of 100% of par). As of March 31, 2011, we had 588,059 outstanding Series B Senior Convertible Preferred Shares which is reflected in the balance sheet as temporary equity in an amount of $16.2 million, which are redeemable for cash or common stock at 95% of the fair market value of the common stock as determined in accordance with the certificate of designation of the Series B Preferred Shares in May 2017.

As of March 31, 2011, we had $21.7 million in cash and cash equivalents, $213.9 million in long-term debt outstanding, $4.7 million in short-term debt outstanding, and $4.7 million of short-term equipment vendor financings for well servicing rigs and other equipment included in accounts payable. Our $4.7 million of short-term debt consisted of $2.1 million payable to equipment lenders under various installment notes, and $2.6 million payable related to financing of our insurance premiums over the term of the insurance coverage. We incurred $4.6 million and $0.7 million for capital equipment acquisitions during the three months ended March 31, 2011 and 2010, respectively, as compared to actual cash disbursements in payment of capital equipment purchases of $1.9 million and $1.7 million for the three months ended March 31, 2011 and 2010, respectively. Capital equipment added for the three months includes equipment related to rigs (primarily for our Mexico operations), saltwater disposal wells, and pickup trucks. We financed these purchases with cash flow from operations, and certain short term vendor financings.

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

Cash Flows from Operating Activities

Net cash provided by operating activities totaled $0.6 million for the three months ended March 31, 2011, compared to net cash used in operating activities of $12.4 million for the three months ended March 31, 2010, an increase of $13.0 million. The primary reasons for the increase in net cash flow resulted from an increase in net income of $10.8 million and a decrease in deferred tax benefit of $5.1 million. These were offset by cash used in working capital accounts of approximately $14.9 million.

Cash Flows Used in Investing Activities

Net cash used in investing activities for the three months ended March 31, 2011 amounted to $8.9 million, primarily related to an additional $7.1 million required for restricted cash, compared to $1.7 million for the three months ended March 31, 2010. The additional uses of cash from investing activities were $1.9 million from capital expenditures. These uses were offset in part by $0.2 million of proceeds from the sale of equipment.

Cash Flows Used in Financing Activities

Cash flows used in financing activities for the three months ended March 31, 2011 amounted to $0.5 million compared to $1.7 million for the three months ended March 31, 2010. This includes $0.5 million of principal payments on debt compared with $1.7 million in the quarter ended March 31, 2010.

Second Priority Notes

        On February 12, 2008, FES LLC and FES CAP issued $205.0 million in Second Priority Notes. The Forbes Group reflects $190.0 million of debt outstanding in its balance sheet as of March 31, 2011, which recognizes the original issue discount as the Second Priority Notes were issued at 97.635% of par and the repurchase of certain Second Priority Notes. The Second Priority Notes mature on February 15, 2015, and require semi-annual interest payments at an annual rate of 11% on February 15 and August 15 of each year until maturity. No principal payments are due until maturity. The Second Priority Notes are senior obligations and rank equally in right of payment with other existing and future senior indebtedness and senior in right of payment to any subordinated indebtedness that may be incurred by the Forbes Group in the future.

        The Second Priority Notes are guaranteed by FES Ltd, the parent company of FES LLC and FES CAP, as well as the domestic subsidiaries of FES LLC, which includes CCF, TES, STT and FEI LLC, or the Guarantor Subs. All of the Guarantor Subs are 100% owned and each guarantees the securities on a full and unconditional and joint and several basis. FES Ltd has two 100% owned indirect subsidiaries, FES Mexico and a related employment company that have not guaranteed the Second Priority Notes, or the Non-Guarantor Subs; however, the Forbes Group has granted a security interest in 65% of the equity interests of the Non-Guarantor Subs to secure the Second Priority Notes. FES Ltd has a branch office in Mexico and conducts operations independent of the Non-Guarantor Subs. The Guarantor Subs represent the majority of the Company’s operations. The Forbes Group may, at its option, redeem all or part of the Second Priority Notes from time to time at specified redemption prices and subject to certain conditions required by the Second Priority Indenture. The Forbes Group is required to make an offer to purchase the notes and to repurchase any notes for which the offer is accepted at 101% of their principal amount, plus accrued and unpaid interest, if there is a change of control or if the Forbes Group has excess cash flow. The Forbes Group is required to make an offer to repurchase the notes and to repurchase any notes for which the offer is accepted at 100% of their principal amount, plus accrued and unpaid interest, following certain asset sales.

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

Details of three of the more significant restrictive covenants in the Second Priority Indenture are set forth below:

•

Limitation on the Incurrence of Additional Debt—In addition to certain indebtedness defined in the Second Priority Indenture as “Permitted Debt,” we may only incur additional debt if it is unsecured and if the Fixed Charge Coverage Ratio (as defined in the Second Priority Indenture) for the most recently completed four full fiscal quarters is at least 3.0 to 1.0 for years beginning after December 31, 2009. As of March 31, 2011, we could incur no additional debt under this Fixed Charge Coverage Ratio test.

•

Limitations on Capital Expenditures—Subject to certain adjustments and exceptions, permitted capital expenditures that may be made by us are limited to $115 million for the fiscal year ending December 31, 2011, plus or minus the amount by which Consolidated Cash Flow (as defined in the Second Priority Indenture) for the year ended December 31, 2010 exceeds or falls below $160 million. Based on our calculation of Consolidated Cash Flow for the year ended December 31, 2010 we are able to make only nominal capital expenditures under this provision. Under the Second Priority Indenture, we are permitted to carry over into 2011, $10 million as permitted capital expenditures, which were permitted but unused in 2010. Further subject to the limitations under the First Priority Indenture, we are permitted under the Second Priority Indenture (discussed below) to make additional permitted capital expenditures based, in part, on the amount of aggregate net cash proceeds received from equity issuances since the issue date of the Second Priority Indenture, February 12, 2008.

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

        On May 9, 2011, FES Ltd announced that its wholly owned subsidiaries, FES LLC and FES CAP, have commenced a cash tender offer, or the Tender Offer, to purchase any and all of their outstanding $192,500,000 in aggregate principal amount of the Second Priority Notes. In connection with the Tender Offer, FES LLC and FES CAP are soliciting consents, or the Consent Solicitation, to proposed amendments that would eliminate most of the restrictive covenants (including those mentioned above) and event of default provisions contained in the Second Priority Indenture and modify the terms of any intercreditor agreement applicable to the Second Priority Notes. The Tender Offer and Consent Solicitation are being made pursuant to an offer to purchase and consent solicitation statement dated May 9, 2011, and related consent and letter of transmittal, and are subject to certain conditions as described therein. The total consideration to be paid to holders of the Second Priority Notes who timely tender their notes and deliver their consent will be equal to 112.75% of the principal amount of the Second Priority Notes tendered, subject to the conditions set forth in the offer to purchase and consent solicitation and related consent and letter of transmittal. The Second Priority Notes that are not tendered into the Tender Offer and Consent Solicitation will remain secured by the same assets. We plan to seek financing to fund the purchase of the Second Priority Notes tendered pursuant to the Tender Offer. In addition, we intend to use a portion of the proceeds of this financing to repurchase or otherwise satisfy and discharge any remaining Second Priority Notes that do not tender in the Tender Offer and Consent Solicitation as soon as possible after the closing of the Tender Offer and Consent Solicitation.

First Priority Notes

On October 2, 2009, FES LLC and FES CAP issued to Goldman, Sachs & Co. $20 million in First Priority Notes, in a private placement in reliance on an exemption from registration under the Securities Act of 1933, as amended. After offering expenses, the Forbes Group realized net proceeds of approximately $18.8 million which was used, in part, to repay and terminate the prior credit facility. The First Priority Notes mature on August 1, 2014, and require semi-annual interest payments on February 1 and August 1 of each year until maturity at a rate per annum, reset semi-annually, equal to the greater of 4% or six month LIBOR plus 800 basis points, which was 12% as of March 31, 2011. No principal payments are due until maturity. The First Priority are senior obligations and rank equally in right of payment with other existing and future senior indebtedness, including the Second Priority Notes, and senior in right of payment to any subordinated indebtedness that may be incurred by the Forbes Group in the future.

The First Priority Notes are guaranteed by FES Ltd, as well as the Guarantor Subs. Each of the Guarantor Subs guarantees the securities on a full and unconditional and joint and several basis. The two Non-Guarantor Subs have not guaranteed the First Priority Notes, however, the Forbes Group has granted a security interest in 65% of the equity interests of the Non-Guarantor Subs to secure the First Priority Notes. The Forbes Group may, at its option, redeem all or part of the First Priority Notes from time to time at specified redemption prices and subject to certain conditions required by First Priority Indenture. The Forbes Group is required to make an offer to purchase the notes and to repurchase any notes for which the offer is accepted at 101% of their principal amount, plus accrued and unpaid interest, if there is a change of control or if the Forbes Group has excess cash flow. The Forbes Group is required to make an offer to repurchase the notes and to repurchase any notes for which the offer is accepted at 100% of their principal amount, plus accrued and unpaid interest, following certain asset sales.

The First Priority Indenture contains certain covenants similar to those in the Second Priority Indenture, including provisions that limit or restrict the Forbes Group’s and certain future subsidiaries’ abilities to incur additional debt, to guarantee other obligations, to create, incur or permit to exist certain liens on assets, to make investments or acquisitions, to make certain dispositions of assets, to make payments on certain subordinated indebtedness, to pay dividends or certain other payments to equity holders, to engage in mergers, consolidations or other fundamental changes, to change the nature of its business, to engage in transactions with affiliates or to make capital expenditures in excess of certain amounts based on the year in which such expenditures are made. The First Priority Indenture also provides for certain limitations and restrictions on the Forbes Group’s ability to move collateral outside the United States or to dispose of assets. These covenants are subject to a number of important limitations and exceptions.

Details of three of the more significant restrictive covenants in the First Priority Indenture are set forth below:

•

Limitation on the Incurrence of Additional Debt—In addition to certain indebtedness defined in the First Priority Indenture as “Permitted Debt,” we may only incur additional debt if it is unsecured and if the Fixed Charge Coverage Ratio (as defined in the First Priority Indenture) for the most recently completed four full fiscal quarters is at least 2.5 to 1.0 until December 31, 2009, and 3.0 to 1.0 thereafter. As of March 31, 2011, we could incur no additional debt under this Fixed Charges Coverage Ratio test.

•

Limitations on Capital Expenditures—Subject to certain adjustments and exceptions, permitted capital expenditures that may be made by us are limited to $115 million for the fiscal year ending December 31, 2011, plus or minus the amount by which Consolidated Cash Flow (as defined in the First Priority Indenture) for the year ended December 31, 2010 exceeds or falls below $160 million. Based on our estimation of Consolidated Cash Flow for the year ended December 31, 2010, we are able to make only nominal capital expenditures under this provision. Under the First Priority Indenture, we are permitted to carry over into 2011, $10 million as permitted capital expenditures, which were permitted but unused in 2010. Further, we are permitted under the First Priority Indenture to make additional permitted capital expenditures based, in part, on the amount of aggregate net cash proceeds received from equity issuances since the issue date of the First Priority Indenture, October 2, 2009.

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

In connection with the Tender Offer, we plan on having FES LLC and FES CAP repurchase the First Priority Notes pursuant to the redemption provisions set forth in the First Priority Indenture or on similar terms. This repurchase would result in the termination of the First Priority Indenture and the restrictions discussed above.

There are no significant restrictions on FES Ltd’s ability or the ability of any guarantor to obtain funds from its subsidiaries by such means as a dividend or loan. See Note 15 to the condensed consolidated financial statements included herein for consolidated information required by Rule 3-10 of Regulation S-X.

Contractual Obligations and Financing

As described in Notes 16 to the condensed consolidated financial statements included herein, on May 28, 2017, the Company is required to redeem any of its Series B Preferred Shares then outstanding. Such mandatory redemption may, at the Company’s election, be paid in cash or Common Shares (valued for such purpose at 95% of the then fair market value of the Common Shares). As of March 31, 2011 we had 588,059 Series B Preferred Shares outstanding.

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

Recently Adopted Accounting Pronouncements

In December 2010, the FASB issued ASU No. 2010-09, “Business Combinations: Disclosure of Supplementary Pro Forma Information for Business Combinations” (“ASU 2010-29”). ASU 2010-29 addresses diversity in the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. If a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The Company adopted ASU 2010-29 on January 1, 2011. This update had no impact on the Company’s financial position, results of operations or cash flows.

Recent Events

As stated previously, we perform services for PEMEX in Mexico pursuant to a contract. This contract was entered into in September 2008 and provides that we and Merco Ingenieria Industrial S.A. de C.V., or Merco, jointly perform well maintenance and repair work with regard to PEMEX’s Altamira Asset Package in Poza Rica, Mexico. Pursuant to the contract, Merco performs site preparation services, including road construction, and we perform well servicing and repair work. The term of the original contract expired on September 25, 2010 and the total amount available under the original contract, for both us and Merco, was approximately MXN $234.3 million plus USD $48.8 million. The amounts available under this contract are allocated based on the work performed by us and Merco. Historically, we have performed all but a small portion of the services to be performed under the contract. Pursuant to the contract, we agreed to post a performance bond, be liable for defects arising from the work completed under the contract and maintain insurance policies that cover the work performed under the contract. Pursuant to the contract, both we and Merco agree to be jointly and severally liable for each other’s obligations under the contract.

Following earlier amendments, in March 2011, we, Merco and PEMEX entered into a fourth amendment to the original PEMEX contract that extends the term of the agreement to December 31, 2011. Further, pursuant to this amendment, we and Merco agree to provide PEMEX with an 8% discount, from the pricing schedule set forth in the original agreement, on all invoices submitted during the portion of the term extended by the fourth amendment.

In March 2011, we, Merco and PEMEX entered into a fifth amendment to the original PEMEX contract that increased the amounts available under the original contract (for both us and Merco) to a total of approximately MXN $893.4 million plus USD $119.8 million. In connection with this increase, we agreed to increase the size of our performance bond. Prior to this amendment, we and Merco had exhausted all amounts available under the contract. Upon the expiration of this contract on December 31, 2011, we cannot assure you that we will be able to extend the contract to a later date.

On April 15, 2011, the Company filed Amendment No. 2 to its Registration Statement on Form S-4 that was originally filed on November 19, 2010. While this registration statement has been filed, it has not yet been declared effective. Upon its effectiveness, the registration statement will register the exchange of common shares (and Series A Junior Participating Preferred Share purchase rights attached thereto) associated with the Company’s proposed conversion from a Bermuda exempt company to a Texas corporation, or the Conversion. In connection with the Conversion, the Company has submitted an application to list its common equity on the NASDAQ Global Market. If this application is successful, the Company plans to dual list its common equity on both the NASDAQ Global Market and the Toronto Stock Exchange. Nevertheless, there can be no assurances that the NASDAQ listing application will be accepted.

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

Our primary debt obligations are the outstanding Second Priority Notes and the First Priority Notes. Changes in interest rates do not affect interest expense incurred on our Second Priority Notes as such notes bear interest at a fixed rate. However, changes in interest rates would affect their fair values. In general, the fair market value of debt with a fixed interest rate will increase as interest rates fall. Conversely, the fair market value of debt will decrease as interest rates rise. A hypothetical change in interest rates of 10% relative to interest rates as of March 31, 2011 would have no impact on our interest expense for the Second Priority Notes.

The First Priority Notes have a variable interest rate and, therefore, are subject to interest rate risk. A 100 basis point increase in interest rates on our variable rate debt would result in approximately $200,000 in additional annual interest expense after exceeding the interest rate floor of 12% based on the balance outstanding as of March 31, 2011 in the amount of $20 million.

Historically, we have not been exposed to significant foreign currency fluctuation; however, as we have expanded operations in Mexico, we have become exposed to certain risks typically associated with foreign currency fluctuation as we collect revenues and pay expenses in Mexico in the local currency. Effective July 1, 2010, we changed the functional currency of our Mexican operations from the U.S. dollar to the Mexican peso in response to the growing volume of business required to be transacted in the local currency. Nevertheless, as of March 31, 2011, a 10% unfavorable change in the Mexican Peso-to-U.S. Dollar exchange rate would not materially impact our consolidated balance sheet. To date, we have not taken any action to hedge against any foreign currency rate fluctuations; however, we continually monitor the currency exchange risks associated with conducting foreign operations.

We have not entered into any derivative financial instrument transactions to manage or reduce market risk or for speculative purposes.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2011, our chief executive officer and chief financial officer concluded that, as of such date, our internal control over financial reporting and disclosure controls and procedures were not effective. See “Material Weakness” below.

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

Material Weakness

In connection with the preparation of the Forbes Group’s consolidated financial statements for the year ended December 31, 2010, we identified control deficiencies that constitute a material weakness in the design and operation of our internal control over financial reporting. The following material weakness was present at December 31, 2010 and continues to exist.

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

Remediation

As mentioned above, we have identified a material weakness that existed as of March 31, 2011 in our internal control over the billing cycle.

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

There are no pending material legal proceedings, and the Forbes Group is not aware of any material threatened legal proceedings, to which the Forbes Group is a party or to which its property is subject.

Item 1A.	Risk Factors

There were no material changes from the risk factors previously disclosed in the registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 in response to “Item 1A. Risk Factors” to Part II of Form 10-Q.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Reserved

Item 5.	Other Information

None

Item 6.	Exhibits**

Number		Description of Exhibits

1.1	—	Letter Agreement dated December 1, 2009, by and among the underwriter and Forbes Energy Services Ltd. (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K dated December 7, 2009).

1.2	—	Underwriting Agreement dated December 4, 2009, by and among the underwriter and Forbes Energy Services Ltd. (incorporated by reference to Exhibit 1.2 to the Company’s Current Report on Form 8-K dated December 7, 2009).

2.1	—	Agreement and Plan of Reorganization effective January 1, 2008 among Forbes Energy Services LLC and the respective members of C.C. Forbes, LLC, TX Energy Services, LLC and Superior Tubing Testers, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement Form S-4/A filed June 27, 2008, Registration No. 333-150853).

2.2	—	Agreement and Plan of Reorganization effective May 29, 2008 among Forbes Energy Services Ltd. and the members of Forbes Energy Services LLC (incorporated by reference to Exhibit 2.2 to the Company’s Registration Statement Form S-4/A filed June 27, 2008, Registration No. 333-150853).

3.1	—	Memorandum of Association of Forbes Energy Services Ltd. (incorporated by reference to Exhibit 3.11 to the Company’s Registration Statement Form S-4/A filed June 27, 2008, Registration No. 333-150853).

3.2	—	Amended and Restated Bye-laws of Forbes Energy Services Ltd. (incorporated by reference to Exhibit 3.12 to the Company’s Registration Statement Form S-4/A filed June 27, 2008, Registration No. 333-150853).

4.1	—	Indenture, dated as of February 12, 2008 among Forbes Energy Services LLC and Forbes Energy Capital Inc., as issuers, the guarantors party thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

4.2	—	Supplemental Indenture (First Supplemental Indenture), dated as of May 29, 2008 among Forbes Energy Services Ltd., Forbes Energy Services LLC, Forbes Energy Capital Inc., the other Guarantors (as defined in the Indenture referred to therein) and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).

4.3	—	Supplemental Indenture (Second Supplemental Indenture, dated as of October 6, 2008 among Forbes Energy Services Ltd., Forbes Energy Services LLC, Forbes Energy Capital Inc., the other Guarantors (as defined in the Indenture referred to therein) and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

4.4	—	Third Supplemental Indenture, dated as of February 6, 2009 among Forbes Energy Services Ltd., Forbes Energy Services LLC, Forbes Energy Capital Inc., the other Guarantors (as defined in the Indenture referred to therein) and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 6, 2009).

4.5	—	Indenture dated as of October 2, 2009, by and among Forbes Energy Services LLC and Forbes Energy Capital Inc., as issuers, the guarantors party thereto and Wilmington Trust FSB, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated October 10, 2009).

4.6	—	Notation of Guarantee from Forbes Energy Services Ltd. (incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

4.7	—	Notation of Guarantee from Forbes Energy International, LLC (incorporated by reference to Exhibit 4.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

4.8	—	Specimen 144A Global 11% Senior Secured Exchange Note due 2015 (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement Form S-4/A filed June 27, 2008, Registration No. 333-150853).

4.9	—	Rights Agreement dated as of May 19, 2008 between Forbes Energy Services Ltd. and CIBC Mellon Trust Company, as Rights Agent, which includes as Exhibit A the Certificate of Designations of Series A Junior Participating Preferred Shares, as Exhibit B the form of Right Certificate and as Exhibit C the form of Summary of Rights to Purchase Shares (incorporated by reference to Exhibit 4.8 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

Number		Description of Exhibits

4.10	—	Certificate of Designation of the Series B Senior Convertible Preferred Shares (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed May 28, 2010).

4.11	—	Amended and Restated Certificate of Designation of the Series B Senior Convertible Preferred Shares (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed January 25, 2011).

9.1	—	Nominating and Voting Agreement dated as of May 29, 2008, by and among John E. Crisp, Charles C. Forbes, Jr., Janet Forbes and Forbes Energy Services Ltd. (incorporated by reference to Exhibit 9.1 to the Company’s Registration Statement on Form S-4 filed November 19, 2010, Registration No. 333-170741).

9.2	—	Amended and Restated Nominating and Voting Agreement dated as of March 9, 2011, by and among John E. Crisp, Charles C. Forbes, Jr., Janet Forbes and Forbes Energy Services Ltd. (incorporated by reference to Exhibit 9.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010).

Number		Description of Exhibits

10.1	—	Translation of Additional Agreement No. 4 for Extension of Term dated as of December 31, 2010, entered into by and between PEMEX Exploración y Producción, Merco Ingenieria Industrial S.A. de C.V. and Forbes Energy Services Ltd. (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011).

10.2	—	Translation of Additional Agreement No. 5 for Extension of Term dated as of December 31, 2010, signed on March 24, 2011, entered into by and between PEMEX Exploración y Producción, Merco Ingenieria Industrial S.A. de C.V. and Forbes Energy Services Ltd. (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011).

31.1*	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2*	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1*	—	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	—	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORBES ENERGY SERVICES LTD.

May 13, 2011	By:	/S/ JOHN E. CRISP
John E. Crisp
Chairman, Chief Executive Officer and President
(Principal Executive Officer)

May 13, 2011	By:	/S/ L. MELVIN COOPER
L. Melvin Cooper
Senior Vice President,
Chief Financial Officer and Assistant Secretary
(Principal Financial and Accounting Officer)

EXHIBIT INDEX**

Number		Description of Exhibits

1.1	—	Letter Agreement dated December 1, 2009, by and among the underwriter and Forbes Energy Services Ltd. (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K dated December 7, 2009).

1.2	—	Underwriting Agreement dated December 4, 2009, by and among the underwriter and Forbes Energy Services Ltd. (incorporated by reference to Exhibit 1.2 to the Company’s Current Report on Form 8-K dated December 7, 2009).

2.1	—	Agreement and Plan of Reorganization effective January 1, 2008 among Forbes Energy Services LLC and the respective members of C.C. Forbes, LLC, TX Energy Services, LLC and Superior Tubing Testers, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement Form S-4/A filed June 27, 2008, Registration No. 333-150853).

2.2	—	Agreement and Plan of Reorganization effective May 29, 2008 among Forbes Energy Services Ltd. and the members of Forbes Energy Services LLC (incorporated by reference to Exhibit 2.2 to the Company’s Registration Statement Form S-4/A filed June 27, 2008, Registration No. 333-150853).

3.1	—	Memorandum of Association of Forbes Energy Services Ltd. (incorporated by reference to Exhibit 3.11 to the Company’s Registration Statement Form S-4/A filed June 27, 2008, Registration No. 333-150853).

3.2	—	Amended and Restated Bye-laws of Forbes Energy Services Ltd. (incorporated by reference to Exhibit 3.12 to the Company’s Registration Statement Form S-4/A filed June 27, 2008, Registration No. 333-150853).

4.1	—	Indenture, dated as of February 12, 2008 among Forbes Energy Services LLC and Forbes Energy Capital Inc., as issuers, the guarantors party thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

4.2	—	Supplemental Indenture (First Supplemental Indenture), dated as of May 29, 2008 among Forbes Energy Services Ltd., Forbes Energy Services LLC, Forbes Energy Capital Inc., the other Guarantors (as defined in the Indenture referred to therein) and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).

4.3	—	Supplemental Indenture (Second Supplemental Indenture, dated as of October 6, 2008 among Forbes Energy Services Ltd., Forbes Energy Services LLC, Forbes Energy Capital Inc., the other Guarantors (as defined in the Indenture referred to therein) and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

4.4	—	Third Supplemental Indenture, dated as of February 6, 2009 among Forbes Energy Services Ltd., Forbes Energy Services LLC, Forbes Energy Capital Inc., the other Guarantors (as defined in the Indenture referred to therein) and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 6, 2009).

4.5	—	Indenture dated as of October 2, 2009, by and among Forbes Energy Services LLC and Forbes Energy Capital Inc., as issuers, the guarantors party thereto and Wilmington Trust FSB, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated October 10, 2009).

4.6	—	Notation of Guarantee from Forbes Energy Services Ltd. (incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

4.7	—	Notation of Guarantee from Forbes Energy International, LLC (incorporated by reference to Exhibit 4.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

4.8	—	Specimen 144A Global 11% Senior Secured Exchange Note due 2015 (incorporated by reference to Exhibit 4.5 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

4.9	—	Rights Agreement dated as of May 19, 2008 between Forbes Energy Services Ltd. and CIBC Mellon Trust Company, as Rights Agent, which includes as Exhibit A the Certificate of Designations of Series A Junior Participating Preferred Shares, as Exhibit B the form of Right Certificate and as Exhibit C the form of Summary of Rights to Purchase Shares (incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement Form S-4/A filed June 27, 2008, Registration No. 333-150853).

4.10	—	Certificate of Designation of the Series B Senior Convertible Preferred Shares (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed May 28, 2010).

Number		Description of Exhibits

4.11	—	Amended and Restated Certificate of Designation of the Series B Senior Convertible Preferred Shares (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed January 25, 2011).

9.1	—	Nominating and Voting Agreement dated as of May 29, 2008, by and among John E. Crisp, Charles C. Forbes, Jr., Janet Forbes and Forbes Energy Services Ltd. (incorporated by reference to Exhibit 9.1 to the Company’s Registration Statement on Form S-4 filed November 19, 2010, Registration No. 333-170741).

9.2	—	Amended and Restated Nominating and Voting Agreement dated as of March 9, 2011, by and among John E. Crisp, Charles C. Forbes, Jr., Janet Forbes and Forbes Energy Services Ltd. (incorporated by reference to Exhibit 9.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010).

10.1	—	Translation of Additional Agreement No. 4 for Extension of Term dated as of December 31, 2010, entered into by and between PEMEX Exploración y Producción, Merco Ingenieria Industrial S.A. de C.V. and Forbes Energy Services Ltd. (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011).

10.2	—	Translation of Additional Agreement No. 5 for Extension of Term dated as of December 31, 2010, signed on March 24, 2011, entered into by and between PEMEX Exploración y Producción, Merco Ingenieria Industrial S.A. de C.V. and Forbes Energy Services Ltd. (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011).

31.1*	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2*	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1*	—	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	—	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.