Form 10-Q
period 2011-06-30
Forbes Energy Services Ltd.
filed 2011-08-15
CIK 1434842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-35281

Forbes Energy Services Ltd.

(Exact name of registrant as specified in its charter)

Texas*	98-0581100
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3000 South Business Highway 281 Alice, Texas	78332
(Address of principal executive offices)	(Zip Code)

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

Shares outstanding of each of the registrant’s classes of common stock as of August 12, 2011, after taking into account the recent four-to-one consolidation of the common stock effective as of August 12, 2011:

Class	Outstanding as of August 15, 2011
Common Stock, $.04 par value	Approximately 20,918,400 (depending on the number of fractional interests in shares of common stock created as a result of the Company’s recent four-to-one share consolidation)

*	As of August 12, 2011, the registrant changed its jurisdiction of incorporation from Bermuda to Texas, by discontinuing from Bermuda and converting into a Texas Corporation

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

We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. To the extent these risks, uncertainties and assumptions give rise to events that vary from our expectations, the forward-looking events discussed in this Quarterly Report on Form10-Q may not occur. All forward-looking statements attributable to us are qualified in their entirety by this cautionary statement. The above description of risks and uncertainties is by no means all-inclusive, but is designed to highlight what we believe are important factors to consider.

PART I — FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)

Condensed Consolidated Balance Sheets (unaudited)

	June 30, 2011	December 31, 2010
Assets
Current assets
Cash and cash equivalents	$34,919,364	$30,458,457
Accounts receivable - trade, net of allowance of $6.9 million and $6.4 million for 2011 and 2010, respectively	119,790,552	85,682,475
Accounts receivable - related parties	731,067	178,174
Accounts receivable - other	3,266,633	2,985,052
Prepaid expenses	3,679,235	5,733,664
Other current assets	2,527,652	839,192

Total current assets	164,914,503	125,877,014
Property and equipment, net	281,583,398	274,231,466
Other intangible assets, net	32,306,987	33,737,585
Deferred financing costs, net of accumulated amortization of $0 and $5.7 million for 2011 and 2010, respectively	7,357,392	8,907,520
Restricted cash	16,128,456	9,043,246
Other assets	47,167	33,036

Total assets	$502,337,903	$451,829,867

Liabilities and Shareholders’ Equity
Current liabilities
Current portions of long-term debt	$3,192,395	$6,463,820
Accounts payable - trade	40,888,066	20,719,691
Accounts payable - related parties	3,624,018	8,106,960
Dividends payable	612,565	—
Income taxes payable	53,298	249,022
Accrued interest payable	1,656,986	9,028,812
Accrued expenses	22,292,966	12,595,848

Total current liabilities	72,320,294	57,164,153
Long-term debt, less unamortized discount on senior secured notes and current portions of long-term debt	282,142,043	212,914,685
Deferred tax liability	18,298,567	29,685,339

Total liabilities	372,760,904	299,764,177

Series B senior convertible preferred shares	14,456,043	15,270,293

Shareholders’ equity
Preference shares, $.01 par value, 10,000,000 shares authorized, none issued and outstanding at June 30, 2011 and December 31, 2010	—	—
Common shares, $.04 par value, 112,500,000 shares authorized, 20,918,400 shares issued and outstanding at June 30, 2011 and December 31, 2010	836,737	836,737
Class B shares, $.01 par value, 40,000,000 shares authorized, none issued and outstanding at June 30, 2011 and December 31, 2010	—	—
Additional paid-in capital	186,684,957	185,134,992
Accumulated other comprehensive income (loss)	(91,248)	342,974
Accumulated deficit	(72,309,490)	(49,519,306)

Total shareholders’ equity	115,120,956	136,795,397

Total liabilities and shareholders’ equity	$502,337,903	$451,829,867

The accompanying notes are an integral part of these condensed consolidated financial statements.

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)

Condensed Consolidated Statements of Operations (unaudited)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Revenues
Well servicing	$58,269,851	$39,650,732	$106,986,681	$70,673,592
Fluid logistics and other	68,783,378	40,393,056	127,030,201	76,633,923

Total revenues	127,053,229	80,043,788	234,016,882	147,307,515

Expenses
Well servicing	46,316,628	28,711,618	84,925,823	57,359,936
Fluid logistics and other	50,690,794	32,026,780	92,913,371	60,291,619
General and administrative	13,907,608	6,552,668	19,824,128	12,211,812
Depreciation and amortization	10,002,846	9,914,028	20,112,307	19,838,092

Total expenses	120,917,876	77,205,094	217,775,629	149,701,459

Operating income (loss)	6,135,353	2,838,694	16,241,253	(2,393,944)
Other income (expense)
Interest income	21,137	12,425	39,303	98,909
Interest expense	(6,815,390)	(6,907,371)	(13,758,167)	(13,841,586)
Gain (loss) on early extinguishment of debt	(35,414,833)	18,591	(35,414,833)	18,591
Other income (expense), net	68,561	(16,511)	68,836	(108,266)

Loss before taxes	(36,005,172)	(4,054,172)	(32,823,608)	(16,226,296)
Income tax benefits	(11,310,470)	(1,812,826)	(10,033,424)	(5,813,434)

Net loss	(24,694,702)	(2,241,346)	(22,790,184)	(10,412,862)
Preferred shares dividends	1,084,271	(63,957)	201,687	(63,957)

Net loss attributable to common shareholders	$(23,610,431)	$(2,305,303)	$(22,588,497)	$(10,476,819)

Loss per share of common stock (note 12)
Basic and diluted	(1.13)	(0.11)	(1.08)	(0.50)
Weighted average number of shares outstanding
Basic and diluted	20,918,400	20,918,400	20,918,400	20,918,400

The accompanying notes are an integral part of these condensed consolidated financial statements.

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)

Condensed Consolidated Statements of Comprehensive Loss (unaudited)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Net loss	$(24,694,702)	$(2,241,346)	$(22,790,184)	$(10,412,862)
Other comprehensive income (loss) Foreign currency translation adjustments	27,364	—	(434,222)	—

Comprehensive loss	$(24,667,338)	$(2,241,346)	$(23,224,406)	$(10,412,862)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)

Condensed Consolidated Statements of Changes in Shareholders’ Equity (unaudited)

						Accumulated
					Additional	Other		Total
	Preferred Shares		Common Shares		Paid-In	Comprehensive	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance: December 31, 2010	588,059	$15,270,293	20,918,400	$836,737	$185,134,992	$342,974	$(49,519,306)	$136,795,397
Share-based compensation	—	—	—	—	1,348,278	—	—	1,348,278
Net loss	—	—	—	—	—	—	(22,790,184)	(22,790,184)
Foreign currency translation adjustment	—	—	—	—	—	(434,222)	—	(434,222)
Preferred shares dividends	—	(201,687)	—	—	201,687	—	—	201,687
Adjustment to reclass dividends payable from temporary equity to liabilities	—	(612,565)	—	—	—	—	—	—

Balance: June 30, 2011	588,059	$14,456,043	20,918,400	$836,737	$186,684,957	$(91,248)	$(72,309,490)	$115,120,956

The accompanying notes are an integral part of these condensed consolidated financial statements.

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)

Condensed Consolidated Statements of Cash Flows (unaudited)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Cash flows from operating activities:
Net loss	$(24,694,702)	$(2,241,346)	$(22,790,184)	$(10,412,862)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	9,287,547	9,198,729	18,681,709	18,407,494
Amortization expense	715,299	715,299	1,430,598	1,430,598
Amortization of Second Priority Notes OID	160,695	281,863	324,306	451,591
Share-based compensation	570,402	622,419	1,348,278	1,244,839
Deferred tax benefit	(12,264,430)	(1,627,202)	(11,386,772)	(5,813,434)
Loss on disposal of assets, net	191,875	25,278	803,145	109,850
(Gain) loss on early extinguishment of debt	10,403,237	(18,591)	10,403,237	(18,591)
Bad debt expense	76,682	600,000	510,469	902,118
Amortization of deferred financing cost	370,728	554,363	913,076	1,114,838
Changes in operating assets and liabilities:
Accounts receivable	(19,154,737)	(17,459,014)	(34,136,263)	(28,214,913)
Accounts receivable - related party	(603,622)	(32,845)	(552,893)	(53,549)
Prepaid expenses and other current assets	(570,943)	887,895	(2,900,970)	1,053,373
Accounts payable - trade	8,351,512	555,478	18,218,301	2,678,318
Accounts payable - related party	(4,560,049)	(262,826)	(9,480,916)	153,450
Accrued expenses	9,652,780	2,327,189	13,260,569	4,487,227
Income taxes payable	(75,784)	—	(195,724)	—
Accrued interest payable	(1,405,557)	5,670,214	(7,371,826)	(101,387)

Net cash used in operating activities	(23,549,067)	(203,097)	(22,921,860)	(12,581,040)

Cash flows from investing activities:
Proceeds from sale of property and equipment	372,738	—	527,102	—
Restricted cash	62,939	(13,294)	(7,085,210)	(28,312)
Purchases of property and equipment	(21,730,077)	(1,512,468)	(23,678,077)	(3,244,749)

Net cash used in investing activities	(21,294,400)	(1,525,762)	(30,236,185)	(3,273,061)

Cash flows form financing activities:
Payments on debt	(2,045,638)	(1,627,970)	(2,557,308)	(3,358,975)
Proceeds from issuance of preferred stock	—	14,229,600	—	14,229,600
Retirement of First and Second Priority Notes	(212,500,000)	(6,778,750)	(212,500,000)	(6,778,750)
Proceeds from issuance of Senior Notes	273,700,000	—	273,700,000	—
Payments for debt issuance costs	(1,118,175)	—	(1,118,175)	—
Other	—	(161,793)	—	(153,367)

Net cash provided by financing activities	58,036,187	5,661,087	57,524,517	3,938,508

Effect of currency translation on cash and cash equivalents	31,037	—	94,435	—

Net increase (decrease) in cash and cash equivalents	13,223,757	3,932,228	4,460,907	(11,915,593)
Cash and cash equivalents
Beginning of period	21,695,607	12,577,546	30,458,457	28,425,367

End of period	$34,919,364	$16,509,774	$34,919,364	$16,509,774

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

3. Basis of Presentation

Interim Financial Information

The unaudited condensed consolidated financial statements of the Forbes Group are prepared in conformity with accounting principles generally accepted in the United States of America, or “GAAP” for interim financial reporting. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted. Therefore, these consolidated financial statements should be read along with the annual audited consolidated financial statements and notes thereto included in Forbes Group’s Annual Report on Form 10-K for the year ended December 31, 2010. In management’s opinion, all adjustments necessary for a fair statement are reflected in the interim periods presented. Interim results for the three and six months ended June 30, 2011 may not be indicative of results that will be realized for the full year ending December 31, 2011. All significant intercompany accounts and transactions have been eliminated in consolidation.

Transactions that are denominated in a currency other than the functional currency are re-measured into the functional currency each reporting period. Transaction gains and losses that arise from exchange rate fluctuations on transactions and balances denominated in a currency other than the functional currency are included in the results of operations and cash flows as incurred.

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

Foreign Currency Gains and Losses

Effective July 1, 2010, our international location in Mexico changed its functional currency from the U.S. dollar to the Mexican peso in response to the growing volume of business required to be transacted in Mexican pesos. A significant portion of our contract revenue being collected is also in Pesos. Assets and liabilities are translated using the spot rate on the balance sheet date, while income and expense items are translated at average rates of exchange during the period. The resulting gains or losses arising from the translation of accounts from the functional currency to the U.S. Dollar are included as a separate component of shareholders’ equity in other comprehensive income. If our foreign entity enters into transactions that are denominated in currencies other than their functional currency, these transactions are initially recorded in the functional currency based on the applicable exchange rate in effect on the date of the transaction. At the end of each month, these transactions are re-measured to an equivalent amount of the functional currency based on the applicable exchange rates in effect at that time. Any adjustment required to re-measure a transaction to the equivalent amount of the functional currency at the end of the month is recorded in the income or loss of the foreign entity as a component of other income and expense.

Share Consolidation

The number of shares authorized, issued and outstanding and per share amounts related to common shares have been revised to reflect the effect of the share consolidation discussed in Note 17 “Subsequent Events.”

Recent Accounting Pronouncements

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220)” (“ASU 2011-05”). In ASU 2011-05, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements. For public companies, ASU 2011-05 shall be applied retrospectively and is effective for fiscal years and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. The Company adopted ASU 2011-05 for the interim period ended June 30, 2011. The statements are presented in two consecutive statements.

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820)” (“ASU 2011-04”). ASU 2011-04 results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S GAAP and IFRSs. ASU 2011-04 shall be applied prospectively for public entities, for interim and annual periods beginning after December 15, 2011. Early application is not permitted. The adoption of this ASU will not have a material impact on the company’s financial statements.

In December 2010, the FASB issued ASU No. 2010-29, “Business Combinations: Disclosure of Supplementary Pro Forma Information for Business Combinations” (“ASU 2010-29”). ASU 2010-29 addresses diversity in the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. If a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company adopted ASU 2010-29 on January 1, 2011. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

4. Intangible Assets

The following sets forth the identified intangible assets by major asset class:

		As of June 30, 2011			As of December 31, 2010
	Useful Life (years)	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Customer relationships	15	$31,895,919	$7,442,381	$24,453,538	$31,895,919	$6,379,184	$25,516,735
Trade names	15	8,049,750	1,878,275	6,171,475	8,049,750	1,609,950	6,439,800
Safety training program	15	1,181,924	275,782	906,142	1,181,924	236,385	945,539
Dispatch software	10	1,135,282	397,348	737,934	1,135,282	340,585	794,697
Other	10	58,300	20,402	37,898	58,300	17,486	40,814

		$42,321,175	$10,014,188	$32,306,987	$42,321,175	$8,583,590	$33,737,585

The Company expenses costs associated with extensions or renewals of intangible assets. There were no such extensions or renewals in the three and six months ended June 30, 2011 and 2010. Amortization expense is calculated using the straight-line method over the three and six months indicated. Aggregate amortization expense of intangible assets for the three months ended June 30, 2011 and 2010 was $0.7 million and $0.7 million and for the six months ended June 30, 2011 and 2010 was $1.4 million and $1.4 million, respectively. Amortization expense associated with identified intangible assets is expected to be approximately $2.9 million in each of the next five years. The weighted average amortization period remaining for intangible assets is 11.3 years.

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

The following table presents a summary of the Company’s stock option activity for the six months ended June 30, 2011. Certain of these options are subject to the option exchange program launched on July 14, 2011 discussed in footnote 17 “Subsequent Events.”

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at December 31, 2010	1,305,000	15.64	8.49 years	$1,905,000
Stock options:
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(2,500)	—	—	—

Options outstanding at June 30, 2011	1,302,500	$15.60	8.01 years	$1,905,000

Vested and expected to vest at June 30, 2011	826,250	$23.12	7.35 years	$947,019

Exercisable at June 30, 2011	826,250	$23.12	7.35 years	$947,019

During the three months ended June 30, 2011 and June 30, 2010 the Company recorded total stock based compensation expense of $0.6 million and $0.6 million, respectively. During the six months ended June 30, 2011 and June 30, 2010 the Company recorded total stock based compensation expense of $1.3 million and $1.2 million, respectively. No stock-based compensation costs were capitalized as of June 30, 2011 and 2010. As of June 30, 2011, total unrecognized stock-based compensation costs amounted to $0.7 million (net of estimated forfeitures); and is expected to be recorded over a weighted-average period of 1.42 years.

At June 30, 2011, after taking into account the amendments to the 2008 incentive compensation plan approved by the company’s shareholders at their special and general annual meeting on June 27, 2011, there were 1,672,500 shares available for future grants under the 2008 Incentive Compensation Plan.

6. Property and Equipment

Property and equipment consisted of the following:

	Estimated Life in Years	June 30, 2011	December 31, 2010
Well servicing equipment	3-15 years	$313,469,489	$291,262,056
Autos and trucks	5-10 years	85,384,245	81,982,319
Disposal wells	5-15 years	11,020,512	11,446,624
Building and improvements	5-30 years	6,749,996	6,735,728
Furniture and fixtures	3-10 years	2,449,129	2,360,180
Land		581,242	581,242
Other	3-15 years	41,981	49,734

		419,696,594	394,417,883
Accumulated depreciation		(138,113,196)	(120,186,417)

		$281,583,398	$274,231,466

Depreciation expense was $9.3 million and $18.7 million for the three and six months ended June 30, 2011 and $9.2 and $18.4 million for the three and six months ended June 30, 2010, respectively.

7. Long-Term Debt

Long-term debt at June 30, 2011 consisted of the following:

	June 30, 2011	December 31, 2010
9% Senior Notes, gross	$280,000,000	$—

Second Priority Notes, gross	—	192,500,000
Less: Unamortized original issue discount	—	(2,672,317)

Second Priority Notes, net	—	189,827,683

First Priority Notes	—	20,000,000
Third party vehicle and equipment loans	4,099,179	4,916,659
Insurance notes	1,235,259	4,634,163

	285,334,438	219,378,505
Less: Current portion	(3,192,395)	(6,463,820)

	$282,142,043	$212,914,685

9% Senior Notes

On June 7, 2011, FES Ltd issued $280.0 million in principal amount of 9% Senior Notes due 2019 (the “9% Senior Notes”). A portion of the proceeds of the 9% Senior Notes was used to purchase and/or redeem 100% of the First Priority Floating Rate Notes due 2014 and the remaining 11% Senior Secured Notes due 2015 issued by Forbes Energy Services LLC and Forbes Energy Capital Inc. The 9% Senior Notes mature on June 15, 2019, and require semi-annual interest payments, in arrears, at an annual rate of 9% on June 15 and December 15 of each year until maturity commencing December 15, 2011. No principal payments are due until maturity.

The 9% Senior Notes are guaranteed by FES LLC, as well as the material domestic subsidiaries (the “Guarantor Subs”) of FES LLC, which includes CCF, TES, STT and FEI LLC. All of the Guarantor Subs are 100% owned and each guarantees the securities on a full and unconditional and joint and several basis. FES Ltd has two 100% owned indirect subsidiaries, FES Mexico and a related employment company (the “Non-Guarantor Subs”) that have not guaranteed the 9% Senior Notes. FES Ltd has a branch office in Mexico and conducts operations independent of the Non-Guarantor Subs. The Guarantor Subs represent the majority of the Company’s operations. On or after June 15, 2015, the Forbes Group may, at its option, redeem all or part of the 9% Senior Notes from time to time at specified redemption prices and subject to certain conditions required by the indenture governing the 9% Senior Notes (the “9% Senior Indenture”). The Forbes Group is required to make an offer to purchase the notes and to repurchase any notes for which the offer is accepted at 101% of their principal amount, plus accrued and unpaid interest, if there is a change of control. The Forbes Group is required to make an offer to repurchase the notes and to repurchase any notes for which the offer is accepted at 100% of their principal amount, plus accrued and unpaid interest, following certain asset sales.

The Forbes Group is permitted under the terms of the 9% Senior Indenture to incur additional indebtedness in the future, provided that certain financial conditions set forth in the 9% Senior Indenture are satisfied. The Forbes Group is subject to certain covenants contained in the 9% Senior Indenture, including provisions that limit or restrict the Forbes Group’s and certain future subsidiaries’ abilities to incur additional debt, to create, incur or permit to exist certain liens on assets, to make certain dispositions of assets, to make payments on certain subordinated indebtedness, to pay dividends or certain other payments to equity holders, to engage in mergers, consolidations or other fundamental changes, to change the nature of its business or to engage in transactions with affiliates.

Details of two of the more significant restrictive covenants in the 9% Senior Indenture are set forth below:

•

Limitation on the Incurrence of Additional Debt—In addition to certain indebtedness defined in the 9% Senior Indenture as “Permitted Debt,” which includes indebtedness under any credit facility not to exceed the greater of $75.0 million or 18% of the Company’s Consolidated Tangible Assets (as defined in the 9% Senior Indenture), we may only incur additional debt if the Fixed Charge Coverage Ratio (as defined in the 9% Senior Indenture) for the most recently completed four full fiscal quarters is at least 2.0 to 1.0.

•

Limitation on Restricted Payments—Subject to certain limited exceptions, including specific permission to pay cash dividends on its series B Senior Convertible Preferred Shares up to $260,000 per quarter, we are prohibited from (i) declaring or paying dividends or other distributions on our equity securities (other than dividends or distributions payable in equity securities), (ii)

purchasing or redeeming any of the Company’s equity securities, (iii) making any payment on indebtedness contractually subordinated to the Second Priority Notes, except a payment of interest or principal at the stated maturity thereof, or (iv) making any investment defined as a “Restricted Investment,” unless, at the time of and after giving effect to such payment, the Company is not in default and the Company is able to incur at least $1.00 of additional Indebtedness pursuant to the Fixed Charge Coverage Ratio (as defined in the 9% Senior Indenture). Further, the amount of such payment plus all other such payments made by the Company since the issuance of the 9% Senior Notes must be less than the aggregate of (a) 50% of Consolidated Net Income (as defined in the 9% Senior Indenture) since the April 1, 2011 (or 100% if such figure is a deficit), (b) 100% of the aggregate net cash proceeds from equity offerings since the issuance of the 9% Senior Notes, (c) if any Restricted Investments have been sold for cash, the proceeds from such sale (or the original cash investment if that amount is lower); and (d) 50% of any dividends received by the Company. As of June 30, 2011 the Company is compliant with all restrictive covenants.

Second Priority Notes

On February 12, 2008, FES LLC and FES CAP issued $205.0 million in principal amount of 11% senior secured notes due 2015 (together with notes issued in exchange therefore, the “Second Priority Notes”). Pursuant to the requirements of the indenture governing the Second Priority Notes (the “Second Priority Indenture”), by the end of the second quarter of 2010, we had repurchased $12.5 million in aggregate principal amount of Second Priority Notes. In May 2011, we commenced a cash tender offer to purchase any and all of the Second Priority Notes then outstanding. In connection with this tender offer, we successfully solicited consents to proposed amendments that would eliminate most of the restrictive covenants and event of default provisions contained in the Second Priority Indenture. In June 2011, pursuant to this tender offer, we purchased 99.8% of the outstanding principal amount of the Second Priority Notes for $192.1 million. As a result of the completion of the tender offer, the fourth supplemental indenture to the Second Priority Indenture, which contained the amendments proposed in the consent solicitation, became effective eliminating most of the restrictive covenants and event of default provisions of the Second Priority Indenture. On June 27, 2011, the Company paid $0.4 million to redeem the remaining outstanding Second Priority Notes which closed on July 27, 2011. As a result, the Second Priority Indenture was discharged and all liens relating thereto were released. The tender purchase price premium and consent fee paid was $24,411,596 or 12.75%, or 9.75%, depending on date tendered. Unamortized deferred financing charges and discount written off in connection with the redemption were $9,547,698. Total loss on early extinguishment of debt related to Second Priority Notes was $33,959,294.

First Priority Notes

On October 2, 2009, FES LLC and FES CAP issued to Goldman, Sachs & Co. $20 million in aggregate principal amount of First Lien Floating Rate Notes due 2014 (the “First Priority Notes”), in a private placement in reliance on an exemption from registration under the Securities Act of 1933, as amended. On June 7, 2011, FES Ltd used a portion of the proceeds of the offering of the 9% Senior Notes to purchase all of the $20,000,000 in aggregate principal amount of the First Priority Notes outstanding at which time the indenture governing the First Priority was discharged and the liens related thereto were released. The penalty payment on the early redemption was $600,000 or 3.0%. Unamortized deferred financing charges written off in connection with the redemption were $855,539. Total loss on early extinguishment of debt related to First Priority Notes was $1,455,539.

Third Party Debt

During 2008, the Forbes Group financed the purchase of certain vehicles and equipment through third party loans with Paccar Financial Group. In addition, during the three months ended June 30, 2011, the Forbes Group financed the purchase of certain vehicles and equipment through third party loans with Enterprise Fleet Management. As of June 30, 2011 and December 31, 2010 the third party notes had aggregate principal amounts outstanding of approximately $4.1 million and $4.9 million, respectively. These loans have repayment terms of between 42 to 60 monthly installments with the maturity dates ranging from May 2013 to December 2014. Interest accrues at rates ranging from 4.2% to 7.6% and is payable monthly. The loans are collateralized by equipment purchased with the proceeds of such loans.

Insurance Notes

During 2010, the Forbes Group entered into promissory notes with First Insurance Funding for the payment of insurance premiums during the period of the insurance coverage in an aggregate principal amount outstanding as of June 30, 2011 and December 31, 2010 of approximately $1.2 million and $4.6 million, respectively. These notes are or were payable in twelve monthly installments with maturity dates of September 15, 2011 and September 15, 2010, respectively. Interest accrues or accrued at a rate of approximately 3.7% and 4.1% for 2011 and 2010, respectively, and is payable monthly. The amount outstanding could be substantially offset by the cancellation of the related insurance coverage.

8. Fair Value of Financial Instruments

The following is a summary of the carrying amounts and estimated fair values of our financial instruments as of June 30, 2011 and December 31, 2010. Fair value is defined as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

Cash and cash equivalents, restricted cash, trade accounts receivable, accounts receivable-related parties, accounts payable and accrued expenses: These carrying amounts approximate fair value because of the short maturity of these instruments. The carrying amount of our 9% Senior Notes approximates the fair value because of the short term since inception.

	June 30, 2011		December 31, 2010
	Carrying amount	Fair value	Carrying amount	Fair value
9.0% Senior Notes	$280,000,000	$280,000,000	$—	$—
11.0% Second Priority Notes	—	—	192,500,000	188,650,000

9. Related Party Transactions

The Forbes Group enters into transactions with related parties in the normal course of conducting business. Accounts receivable–related parties and Accounts payable–related parties result from transactions with related parties which the company believes are at terms consistent with those available to third-party customers and from third-party vendors. Messrs. John E. Crisp and Charles C. Forbes Jr., executive officers and directors of FES Ltd, are also owners and managers of Alice Environmental Holdings, Ltd and indirect owners and managers of Alice Environmental Services, LP a wholly owned subsidiary of Alice Environmental Holdings, Ltd, collectively referred to as AES. The Forbes Group has entered into the following transactions with AES:

•	AES owns aircraft that the Forbes Group uses on a regular basis.

•	The Forbes Group has entered into long-term operating leases with AES for well service rigs, vacuum trucks and related equipment.

•	The Forbes Group has entered into long-term real property leases, disposal well leases and disposal well operating agreements with AES.

In October 2008, the Forbes Group entered into a five year lease agreement with AES to lease ten workover rigs and related support equipment. The gross lease amount of this agreement was approximately $15.2 million with monthly payments of approximately $0.3 million. On June 27, 2011, the Forbes Group purchased the rigs and support equipment and terminated the lease early. On June 27, 2011, the Company purchased from AES the equipment being leased pursuant to the two equipment leases described above, as wells as certain other frac tank equipment being rented from AES. The Company paid AES an aggregate purchase price of approximately $11.7 million plus $1.5 million to cover estimate sales tax.

In October 2010, the Forbes Group entered into an operating lease agreement effective January 2011 with AES to lease certain well servicing equipment, including trucks, tanks, swab units and other equipment. Previously this equipment was being rented month-to-month until certain conditions, which at this time have been satisfied, were met, upon which the term became four years. The gross agreement amount was approximately $3.2 million with monthly payments of approximately $67,000. On June 27, 2011, the Company purchased from AES the equipment being leased pursuant to the two equipment leases described above, as wells as certain other frac tank equipment being rented from AES. The Company paid AES an aggregate purchase price of approximately $2.1 million, which includes the retired $1.4 million of long term debt, plus $0.2 million to cover estimated sales tax.

The Forbes Group has thirteen rental or lease agreements with AES for separate parcels of land and buildings. Ten of the leases were entered into at various dates subsequent to December 31, 2006. Ten of the leases are written and three are oral. Each lease has a five-year term with the Forbes Group having the option to extend from between one and five years. Aggregate amounts paid for the thirteen rentals and leases were $0.3 million and $0.7 million for the three and six months ended June 30, 2011 and 2010. Aggregate amount paid for the thirteen rents and leases were $0.7 million for the six months ended June 30, 2011 and 2010.

The Forbes Group entered into a waste water disposal operating agreement dated January 1, 2007, with AES pursuant to which AES leases its rights in a certain well bore and receives payments in the form of a minimum fee of $5,000 per month plus $0.15 per barrel for any barrel injected over 50,000 barrels. Under this agreement, AES also receives a “skim oil” payment of 20% of the amount realized by the Forbes Group for all oil and hydrocarbons removed from liquids injected into the premises. The agreement term is for three years and was renewed for an additional three year term and is further renewable for successive three year terms as long as AES has rights to the well.

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

Other expenses related to the items discussed above were approximately $0.7 million and $1.3 million for the three and six months ended June 30, 2011 and $0.5 million and $0.9 million for the three and six months ended June 30, 2010 related to aircraft and equipment rental. Approximately $0.4 million and $0.7 million for the three and six months ended June 30, 2011 and $0.2 million and $0.8 million for the three and six months ended June 30, 2010 related to disposal of waste water, respectively. Various other expenses were less than $0.1 million in any period.

For the three months ended June 30, 2011 and 2010, Forbes Group recognized no revenue from AES, total expenses of $2.6 million and $2.4 million and capital expenditures of $17.2 million and $0. Accounts payable to AES as of June 30, 2011 and December 31, 2010, resulting from such transactions were $1.1 million and $0.4 million respectively. The Forbes Group recognized no revenues, expenses of approximately $5.0 million and $4.5 million and capital expenditures of approximately $17.2 million and $ 0 for the six months ended June 30, 2011 and 2010, respectively. The Forbes Group had $0.6 million of accounts receivable from AES as of June 30, 2011 and no accounts receivable as of December 31, 2010, respectively.

Dorsal Services, Inc. is a trucking service provider that provides services to the Forbes Group. Mr. Crisp, one of FES Ltd.’s executive officers, who also serves as a director of FES Ltd, is a partial owner of Dorsal Services, Inc. The Forbes Group recognized revenues of approximately less than $0.1 million and less than $0.1 million; expenses of approximately $0.1 million and $0.3 million; and capital expenditures of approximately $0 and less than $0.1 million from transactions with Dorsal Services, Inc. for the three months ended June 30, 2011 and 2010, respectively. The Company recognized revenues of approximately less than $0.1 million and less than $0.1 million; expenses of approximately $0.3 million and $0.5 million, and capital expenditures of approximately less than $0.1 million and less than $0.1 million from transactions with Dorsal Services, Inc. for the six months ended June 30, 2011 and 2010, respectively. The Forbes Group had accounts receivable from Dorsal Services, Inc. of $0.1 million and $0.1 million as of June 30, 2011 and December 31, 2010, respectively, resulting from such transactions. The Forbes Group had accounts payable to Dorsal Services, Inc. of $0.1 million and $0.1 million as of June 30, 2011 and December 31, 2010, respectively, resulting from such transactions.

Tasco Tool Services, Inc. is a down-hole tool company that is partially owned by Messrs. Crisp and Forbes, both executive officers and directors of FES Ltd. Tasco rents and sells tools to the Forbes Group from time to time. The Forbes Group had insignificant revenues from Tasco of and recognized expenses of approximately $0.1 million and $0.1 million and no capital expenditures related to transactions with Tasco for the three months ended June 30, 2011 and 2010, respectively. The Company had revenues from Tasco of less than $0.1 million and less than $0.1 million and recognized expenses of approximately $0.1 million and $0.1 million and no capital expenditures related to transactions with Tasco for the six months ended June 30, 2011 and 2010, respectively. Accounts payable to Tasco as of June 30, 2011 and December 31, 2010 were less than $0.1 million for both periods, resulting from these transactions.

FCJ Management, or FCJ, is a corporation that leases land and facilities to the Forbes Group and is owned by Messrs. Crisp and Forbes and Robert Jenkins, a manager of one of the subsidiaries of FES Ltd. The Forbes Group recognized expenses of $9,000 and $9,000 for the three months ended June 30, 2011 and 2010, respectively. The Company recognized expenses of $18,000 and $18,000 for the six months ended June 30, 2011 and 2010, respectively. No revenues have been recognized from FCJ for any period. The Forbes Group had no accounts receivable from FCJ or accounts payable to FCJ as of June 30, 2011 or December 31, 2010, respectively.

C&F Partners is an entity that is owned by Messrs. Crisp and Forbes. The Forbes Group recognized expenses of $0.1 million and $0.1 million for the three months ended June 30, 2011 and 2010 respectively. The Forbes Group recognized expenses of $0.2 million and $0.3 million for the six months ended June 30, 2011 and 2010, respectively. All expenses are related to aircraft rental. There were no capital expenditures for any period. There were no accounts receivable, and accounts payable were less than $0.1 million and less than $0.1 million as of June 30, 2011 and December 31, 2010, respectively.

Resonant Technology Partners is a computer networking group that provides services to the Forbes Group. A director of the Forbes Group has an interest in the computer networking company. The Forbes Group recognized expenses of less than $0.1 million and less than $0.1 million, and no capital expenditures for the three months ended June 30, 2011 and June 30, 2010, respectively. The Company recognized expenses of $0.1 million and $0.1 million, and capital expenditures of approximately $0 and less than $0.1 million for the six months ended June 30, 2011 and 2010, respectively. The Forbes Group had accounts payable of approximately less than $0.1 million and $0 as of June 30, 2011 and December 31, 2010, respectively.

Wolverine Construction, Inc. is a construction and site preparation service company owned, and managed by a son of Mr. Crisp an executive officer and director of FES Ltd. Mr. Crisp’s son is also a fulltime employee of The Forbes Group. The Forbes Group provided additional services to customers in the fiscal years 2011 and 2010 that were sub-contracted to Wolverine Construction, Inc. The Forbes Group recognized no capital expenditures, revenues of approximately $0 and less than $0.1 million and expenses of approximately $2.9 million and $0.5 million for the three months ended June 30, 2011, and June 30, 2010, respectively. The Forbes Group recognized no capital expenditures, revenues of less than $0.1 million and less than $0.1 million and expenses of approximately $5.0 million and $1.1 million for the six months ended June 30, 2011, and June 30, 2010, respectively. The Forbes Group had accounts receivable from Wolverine as of June 30, 2011 and December 31, 2010 of approximately less than $0.1 million and $0.1 million, respectively. The Forbes Group had accounts payable due to Wolverine of approximately $2.1 million and $7.5 million as of June 30, 2011 and December 31, 2010, respectively.

Testco is a company that provides valve and gathering system testing services to the Forbes Group. Messrs. Crisp and Forbes, executive officers and directors of FES Ltd, along with a son of Mr. Crisp are partial owners of Testco. The Forbes Group incurred negligible expenses and no revenue for the three months ended June 30, 2011 and 2010, respectively. The Forbes Group recognized revenues of less than $0.1 million and $0, and expenses of less than $0.1 million and $0.1 million for the six months ended June 30, 2011 and 2010, respectively. The Forbes Group had no accounts receivable from and no accounts payable to Testco as of June 30, 2011 and December 31, 2010, respectively.

CJ Petroleum Service LLC (“CJ Petroleum”) is a company that owns saltwater disposal wells and is owned by Messrs. Forbes and Crisp, Janet Forbes, a director of FES Ltd, and two sons of Mr. Crisp. The Forbes group recognized no revenue, expenses of approximately $0.2 million and $0.1 million, and no capital expenditures for the three months ended June 30, 2011 and June 30, 2010, respectively. The Forbes group recognized no revenue, expenses of approximately $0.2 million and $0.1 million, and no capital expenditures for the six months ended June 30, 2011 and June 30, 2010, respectively. We had no accounts receivable from CJ Petroleum as of June 30, 2011 and December 31, 2010. We had accounts payable of $0.1 million to CJ Petroleum as of June 30, 2011 and less than $0.1 million as of December 31, 2010.

LA Contractors Ltd. is a bulk material hauling company partially owned by Mr. Crisp and Ms. Forbes, and sons of Mr. Crisp, Ms. Forbes and Mr. Forbes. The Forbes Group recognized no revenue and negligible expenses for the three months ended June 30, 2011 and 2010. The Forbes Group recognized no revenue and negligible expenses for the six months ended June 30, 2011 and 2010. We had no accounts payable to LA Contractors as of June 30, 2011 and December 31, 2010.

Energy Fishing and Rentals, Inc. (“EFR”) is a specialty oilfield tool company that is partially owned by Messrs. Crisp and Forbes. EFR rents and sells tools to the Forbes Group from time to time. The Forbes Group recognized no revenues from EFR and recognized expenses of approximately $0.1 million and less than $0.1 million and no capital expenditures related to transactions with EFR for the three months ended June 30, 2011 and 2010, respectively. The Forbes Group had revenues from EFR of $0 and less than $0.1 million and recognized expenses of approximately $0.2 million and less than $0.1 million and capital expenditures of less than $0.1 million and $0.1 million related to transactions with EFR for the six months ended June 30, 2011 and 2010, respectively. Accounts payable to EFR as of June 30, 2011 and December 31, 2010 were $0.1 million and less than $0.1 million, respectively, resulting from these transactions.

JITSU, Inc. is a trucking service provider that, since October 2010, provides services to the Forbes Group. Janet Forbes and Mr. Crisp are owners of JITSU. The Forbes Group recognized no revenues; expenses of approximately $0.1 million and $0 and no capital expenditures from transactions with JITSU, Inc. for the three months ended June 30, 2011 and 2010, respectively. . The Forbes Group recognized no revenues; expenses of approximately $0.2 million and $0 and no capital expenditures from transactions with JITSU, Inc. for the six months ended June 30, 2011 and 2010, respectively. The company had no accounts receivable from or accounts payable to JITSU as of June 30, 2011 and December 31, 2010, respectively.

Texas Quality Gate Guard, Inc. is an entity owned by Messrs. Crisp and Forbes that since October 2010 has provided security services to the Forbes Group. The Forbes Group recognized no revenues; expenses of approximately $0.1 million and $0, and no capital expenditures from transactions with Texas Quality Gate Guard, Inc. for the three months ended June 30, 2011 and 2010, respectively. The Forbes Group recognized revenues of less than $0.1 million and $0; expenses of approximately $0.1 million and $0, and no capital expenditures from transactions with Texas Quality Gate Guard, Inc. for the six months ended June 30, 2011 and 2010, respectively. The company had no accounts receivable and accounts payable to Texas Quality Gate Guard, Inc. of approximately less than $0.1 million and $0.1 million as of June 30, 2011 and December 31, 2010, respectively.

Animas Holding, Inc., or Animas, is a property and disposal company that is owned by the two sons of Mr. Crisp and three children of Mr. Forbes. As of April 26, 2010, TES entered into a waste water disposal operating agreement with Animas whereby TES agrees to pay a monthly operational fee of $4,000 per month, plus $0.08 per barrel over 50,000 barrel per month. Animas agreed to pay TES ten percent of all skim oil payments obtained from this waste water disposal. The Forbes Group also has an oral agreement with Animas for the rental of two truck yards. The Company pays Animas $8,500 per month for the use of the two properties. The Forbes Group recognized no revenues; expenses of approximately $0.1 million and $0.1 million and no capital expenditures from transactions with Animas Holding, Inc. for the three months ended June 30, 2011 and 2010, respectively. The Forbes Group recognized no revenues; expenses of approximately $0.2 million and $0.1 million and no capital expenditures from transactions with Animas Holding, Inc. for the six months ended June 30, 2011 and 2010, respectively. The company had no accounts receivable and accounts payable of less than $0.1 million and $0 to Animas Holding, Inc. as of June 30, 2011 and December 31, 2010, respectively.

Texas SWD Treatment is a saltwater disposal service company that is owned by a son of Mr. Crisp, an executive officer and director of FES Ltd. The Forbes group recognized no revenues, expenses of approximately $0.1 million and $0 for the three months ended June 30, 2011 and 2010, respectively. The Forbes group recognized no revenues, expenses of approximately $0.1 million and $0 for the six months ended June 30, 2011 and 2010, respectively. The company had no accounts receivable and accounts payable to Texas SWD Treatment of approximately $0 and less than $0.1 million as of June 30, 2011 and December 31, 2010, respectively.

The Forbes Group has a relationship with Texas Champion Bank. Travis Burris, one of our directors, is also the President, Chief Executive Officer, and director of Texas Champion Bank. Mr. Crisp, our President and Chief Executive Officer, serves on the board of directors of Texas Champion Bank. As of June 30, 2011 and December 31, 2010 the Forbes Group had $10.5 million and $11.0 million, respectively, on deposit with this bank.

Messrs. Crisp and Forbes are directors and shareholders of Brush Country Bank, an institution with which the Company conducts business. As of June 30, 2011 and December 31, 2010, the Forbes Group had $2.4 million and $3.3 million on deposit with this bank.

Daniel Crisp, a son of John E. Crisp, the Chief Executive Officer of the Company, is employed as a manager by C.C. Forbes, LLC and TX Energy Services, LLC, both subsidiaries of the Company. Daniel Crisp received salary compensation of $145,639, $145,489 and $164,497 in 2010, 2009 and 2008, respectively. Daniel Crisp received an option to purchase 50,000 common shares at $28.00 per share in May 2008, which award vested over three years. He received an option to purchase 25,000 common shares at $2.60 per share in August 2010, which award vests over two years. Daniel Crisp exchanged his May 2008 options in the Company’s option exchange program for an option to purchase 36,000 common shares at an exercise price of $9.32.

Marcus Crisp, a brother of John E. Crisp, is employed as the West Texas Fluids Manager by C.C. Forbes, LLC and TX Energy Services, LLC, both subsidiaries of the Company. Marcus Crisp received salary compensation of $122,892, $118,731 and $143,133 in 2010, 2009 and 2008, respectively. In addition to these amounts, Marcus receives a monthly vehicle allowance. Marcus Crisp received an option to purchase 12,500 common shares at $28.00 per share in May 2008, which award vested over three years. He received an option to purchase 18,750 common shares at $2.60 per share in August 2010, which award vests over two years. Marcus Crisp exchanged his May 2008 options in the Company’s option exchange program for an option to purchase 9,000 common shares at an exercise price of $9.32.

Pete Crisp, a son of John E. Crisp, is employed by Forbes Energy Services LLC, a subsidiary of the Company. Pete Crisp received salary compensation of $114,000, $114,000 and $115,000 in 2010, 2009 and 2008. Pete Crisp received an option to purchase 12,500 common shares at $28.00 per share in May 2008, which award vested over three years. He received an option to purchase 12,500 common shares at $2.60 per share in August 2010, which award vests over two years. Pete Crisp exchanged his May 2008 options in the Company’s option exchange program for an option to purchase 9,000 common shares at an exercise price of $9.32.

We believe all of the terms with companies described above are comparable to terms that were and are available to us in arm’s length transactions with non-related parties.

10. Commitments and Contingencies

Concentrations of Credit Risk

Financial instruments which subject the Forbes Group to credit risk consist primarily of cash balances maintained in excess of federal depository insurance limits and trade receivables. All of our non-interest bearing cash balances were fully insured at December 31, 2010 due to a temporary federal program in effect from December 31, 2010 through December 31, 2012. Under the program, there is no limit to the amount of insurance for eligible accounts. Beginning 2013, insurance coverage will revert to $250,000 per depositor at each financial institution, and our non-interest bearing cash balances may again exceed federally insured limits. The Forbes Group restricts investment of temporary cash investments to financial institutions with high credit standings. The Forbes Group’s customer base consists primarily of multi-national and independent oil and natural gas producers. The Forbes Group does not require collateral on its trade receivables. For the three months ended June 30, 2011 Forbes Group’s largest customer, five largest customers, and ten largest customers constituted 12.8%, 45.8%, and 62.1% of revenues, respectively. For the six months ended June 30, 2011 Forbes Group’s largest customer, five largest customers, and ten largest customers constituted 12.2%, 42.6%, and 59.7% of revenues, respectively. The loss of any one of our top five customers would have a negative impact on the revenues and profits of the company. Further, our trade accounts receivable are from companies within the oil and natural gas industry and as such the Forbes Group is exposed to normal industry credit risks. The Forbes Group continually evaluates its reserves for potential credit losses and establishes reserves for such losses.

Self-Insurance

The Forbes Group is self-insured under its Employee Group Medical Plan for the first $125,000 per individual plus a $235,000 aggregate specific deductible. Incurred and unprocessed claims as of June 30, 2010 and December 31, 2010 amount to approximately $2.3 and $2.8 million, respectively. These claims are unprocessed and therefore their values are estimated and included in accrued expenses in the accompanying condensed consolidated balance sheets. In addition, to accruals for the self-insured portion of the Employee Group Medical Benefits Plan, the liability for incurred and unprocessed claims also includes estimated “run off” liabilities payable at future dates related to the worker’s compensation, general liability and automobile liability self-insurance program that was eliminated in October 2009.

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

On June 9, 2011, C. C. Forbes, LLC, a subsidiary of FES Ltd, settled certain litigation for a required cash payment of $5.5 million. This lawsuit had alleged that we had infringed on U.S. patents owned by the plaintiff in connection with our performance of our service contract for PEMEX in Mexico. Despite a favorable summary judgment on certain aspects of the suit and prior estimates by counsel of a low risk profile for the case, events at the trial on June 8 and 9, caused us to reassess the risks of continued litigation and, in light of these risks, to elect to settle the case immediately. This expense was recorded in general and administrative expense during the quarter ending June 30, 2011. We do not believe this will impact our ongoing operations, including those operations providing services to PEMEX. The 5.5 million was paid to the plaintiff in July 2011.

11. Supplemental Cash Flow Information

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Cash paid for
Interest	$11,359,783	$1,070,146	$24,268,829	$13,008,063
Supplemental schedule of non-cash investing and financing activities
Changes in accrued expense related to capital expenditures	$1,078,562	$(710,216)	$1,792,137	$(1,738,230)
Preferred shares dividends and accretion costs	1,084,271	(63,957)	201,687	(63,957)
Adjustment to reclass dividends payable from temporary equity to liabilities	612,565	—	612,565	—

12. Earnings (loss) per Share

Basic earnings (loss) per share (“EPS”) is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding during the period (including for the periods prior to May 28, 2010, the Class B Shares convertible into common shares). Diluted earnings (loss) per share takes into account the potential dilution that could occur if securities or other contracts to issue common shares, such as warrants, options and convertible preference shares, were exercised and converted into common shares. Potential common stock equivalents that have been issued by the Forbes Group relate to outstanding stock options, which are determined using the treasury stock method, and the Series B Senior Convertible Preferred Shares (the “Series B Preferred Shares”), which are determined using the “if converted” method. In applying the if-converted method, conversion is not assumed for purposes of computing diluted EPS if the effect would be antidilutive. As of June 30, 2011 and 2010, there were 1.3 and 0.7 million options to purchase common shares outstanding, and 588,059 and -0- Series B Senior Convertible Preferred Shares outstanding, respectively. The preferred stock is convertible at a rate of 9 common shares to one Series B Preferred Share.

The Company has determined that the Series B Preferred Shares are participating securities under ASC 260. Under ASC 260, a security is considered a participating security if the security may participate in undistributed earnings with common stock, whether that participation is conditioned upon the occurrence of a specified event or not. In accordance with ASC 260, a company is required to use the two-class method when computing EPS when a company has a security that qualifies as a “participating security.” The two-class method is an earnings allocation formula that determines EPS for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. A participating security is included in the computation of basic EPS using the two-class method. Under the two-class method, basic EPS for the Company’s common shares is computed by dividing net income applicable to common shares by the weighted-average common shares outstanding during the period. Under the certificate of designation for our Series B Preferred Shares (the “Series B Certificate of Designation”), if at any time the Company declares a dividend in cash which is greater in value than five percent on a cumulative basis over the previous twelve month period of the then current “Common Share Fair Market Value,” as that term is defined in the Series B Certificate of Designation, the Series B Preferred Shares will be entitled to receive a dividend payable in cash equal to the amount in excess of five percent of the then Common Share Fair Market Value per common share they would have received if all outstanding Series B Preferred Shares had been converted into common shares. There were no earnings allocated to the Series B Preferred Shares for the quarter ended June 30, 2011 since earnings for the quarter was not in excess of amounts prescribed by the Series B Certificate of Designation for our Series B Preferred Shares. Diluted EPS for the Company’s common shares is computed using the more dilutive of the two-class method or the if-converted method. The following table sets forth the reconciliation of weighted average shares outstanding and diluted weighted average shares outstanding:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Weighted average shares outstanding	20,918,400	20,918,400	20,918,400	20,918,400
Dilutive effect of stock options	—	—	—	—

Diluted weighted average shares outstanding	20,918,400	20,918,400	20,918,400	20,918,400

There were 1,305,000 and 670,000 stock options outstanding as of June 30, 2011 and 2010, respectively that were not included in the calculation of diluted EPS because their effect would be antidilutive. There were 5,292,531 common equivalent shares outstanding relating to the Series B Senior Convertible Preferred Shares that were issued in May 2010 as of June 30, 2011 not included in the calculation because their effect would be antidilutive.

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Basic and diluted:
Net Loss	$(24,694,702)	$(2,241,346)	$(22,790,184)	$(10,412,862)
Preferred stock dividends and accretion	$1,084,271	$(63,957)	$201,687	$(63,957)

Net loss attributable to common stockholders	$(23,610,431)	$(2,305,303)	$(22,588,497)	$(10,476,819)

Weighted-average common shares	$20,918,400	$20,918,400	$20,918,400	$20,918,400

Basic and diluted loss per share	$(1.13)	$(0.11)	$(1.08)	$(0.50)

13. Income Taxes

The Company’s tax benefit from application of the effective tax rate for the six months ended June 30, 2011 was estimated to be 30.6% based on a pre-tax loss of $32.8 million. The difference between the effective rate and 35.0% statutory rate is primarily related to Texas Margins Tax and other non-deductible expenses. For the six months ended June 30, 2010, the effective tax rate was 35.8%.

The Forbes Group is subject to the Texas Franchise tax. The Texas Franchise tax is a tax equal to one percent of Texas-sourced revenue reduced by the greater of (a) cost of goods sold (as defined by Texas law), (b) compensation (as defined by Texas law) or (c) thirty percent of the Texas-sourced revenue. The Forbes Group accounts for the revised Texas Franchise tax in accordance with ASC 740, as the tax is derived from a taxable base that consists of income less deductible expenses. As of June 30, 2011 the annual franchise tax expense is estimated to be approximately $500,000.

14. Business Segment Information

The Forbes Group has determined that it has two reportable segments organized based on its products and services—well servicing and fluid logistics and other. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

Well Servicing

The well servicing segment consists of operations in the U.S. and Mexico, which provides (i) well maintenance, including remedial repairs and removal and replacement of down-hole production equipment, (ii) well workovers, including significant down-hole repairs, re-completions and re-perforations, (iii) completion and swabbing activities, and (iv) plugging and abandoning services. In addition, the Forbes Group has tubing testing units that are used to conduct pressure testing of oil and natural gas production tubing.

Fluid Logistics and Other

The fluid logistics and other segment consists of operations in the U.S., which provide, transport, store and dispose of a variety of drilling and produced fluids used in and generated by oil and natural gas production activities. These services are required in most work-over and completion projects and are routinely used in daily producing well operations. In the fiscal year 2010, the Company began providing site preparation services which are complementary to the traditional services offered by the Company. Wolverine Construction, Inc., a related party, was sub-contracted to complete such services.

The following table sets forth certain financial information with respect to the Company’s reportable segments in (000)’s:

	Three months ended June 30,			Six months ended June 30,
(in thousands of US Dollars)	Well Servicing	Fluid Logistics	Consolidated	Well Servicing	Fluid Logistics	Consolidated
2011
Operating revenues	$58,270	$68,783	$127,053	$106,987	$127,030	$234,017
Direct operating costs	46,317	50,690	97,007	84,926	92,914	177,840

Segment profits	$11,953	$18,093	$30,046	$22,061	$34,116	$56,177

Depreciation and amortization	$5,514	$4,489	$10,003	$11,143	$8,969	$20,112
Capital expenditures	15,980	7,485	23,465	20,399	7,673	28,072
Total assets	426,836	315,436	742,272	426,836	315,436	742,272

2010
Operating revenues	$39,651	$40,393	$80,044	$70,674	$76,634	$147,308
Direct operating costs	28,712	32,027	60,739	57,360	60,292	117,652

Segment profits	$10,939	$8,366	$19,305	$13,314	$16,342	$29,656

Depreciation and amortization	$5,433	$4,481	$9,914	$10,920	$8,918	$19,838
Capital expenditures	340	565	905	843	767	1,610
Total assets	303,049	208,051	511,100	303,049	208,051	511,100

	Three months ended June 30,		Six months ended June 30,
(in thousands of US Dollars)	2011	2010	2011	2010
Reconciliation of the Forbes Group Operating Income as reported

Segment profits	$30,046	$19,305	$56,177	$29,656
General and administrative expense	13,907	6,553	19,824	12,212
Depreciation and amortization	10,003	9,914	20,112	19,838

Operating income (loss)	6,136	2,839	16,241	(2,394)
Other income and expenses, net	(42,141)	(6,893)	(49,065)	(13,832)

Loss before income taxes	$(36,005)	$(4,054)	$(32,824)	$(16,226)

(in thousands of US Dollars)	As of June 30, 2011	As of December 31, 2010
Reconciliation of the Forbes Group Assets as Reported:
Total reportable segments	$742,272	$656,775
Elimination of internal transactions	(1,113,530)	(801,930)
Parent	867,348	596,985

Total assets	$496,090	$451,830

Financial information about geographic areas

Revenues from the Company’s non-U.S. operations, which are located exclusively in Mexico, were $16.2 million and $11.0 million for the three months ended June 30, 2011 and 2010, respectively. Revenues from the Company’s non-U.S. operations, which are located exclusively in Mexico, were $28.5 million and $21.5 million for the six months ended June 30, 2011 and 2010, respectively. All other revenues were generated by the Company’s U.S. operations. The Company generates no revenues from Bermuda, the country of domicile of FES Ltd. Long-lived assets located in Mexico were approximately $21.6 million and $13.4 million as of June 30, 2011 and December 31, 2010, respectively. All other long-lived assets were located in the U.S.

15. Guarantor and Non-Guarantor Condensed Consolidating Financial Statements

The Company has certain foreign significant subsidiaries that do not guarantee the Senior Notes discussed in Note 7 and is required to present the following condensed consolidating financial information pursuant to Rule 3-10 of Regulation S-X. These schedules are presented using the equity method of accounting for all periods presented. Under this method, investments in subsidiaries are recorded at cost and adjusted for the Company’s share in the subsidiaries’ cumulative results of operations, capital contributions and distributions and other changes in equity. Elimination entries relate primarily to the elimination of investments in subsidiaries and associated intercompany balances and transactions.

Supplemental financial information for Forbes Energy Services Ltd., the parent, Forbes Energy Services LLC and Forbes Energy Capital, Inc., the issuers, our combined subsidiary guarantors and our non-guarantor subsidiaries is presented below.

There are no significant restrictions on FES Ltd.’s ability or the ability of any guarantor to obtain funds from its subsidiaries by such means as a dividend or loan.

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)

Condensed Consolidated Balance Sheets (unaudited)

As of June 30, 2011

	Parent	Issuers	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$10,651,189	$1,104,861	$23,114,242	$49,072	$—	$34,919,364
Accounts receivable	26,086,974	—	97,113,313	587,965	—	123,788,252
Other current assets	344,658	368,765	5,426,381	67,083	—	6,206,887

Total current assets	37,082,821	1,473,626	125,653,936	704,120	—	164,914,503
Property and equipment, net	833,175	—	280,063,539	686,684	—	281,583,398
Investments in affiliates	(16,354,190)	124,965,078	(4,124,244)	—	(104,486,644)	—
Intercompany receivables	353,609,611	(137,331,957)	—	11,565,401	(227,843,055)	—
Intercompany note receivable	1,024,301	—	—	—	(1,024,301)	—
Other intangible assets, net	—	—	32,306,987	—	—	32,306,987
Deferred financing costs - net	7,357,392	—	—	—	—	7,357,392
Restricted cash	—	—	16,128,456	—	—	16,128,456
Other assets	17,649	10,645	6,983	11,890	—	47,167

Total assets	$383,570,759	$(10,882,608)	$450,035,657	$12,968,095	$(333,354,000)	$502,337,903

Liabilities and Shareholders’ Equity
Current liabilities
Current long-term debt	$—	$1,235,259	$1,957,136	$—	$—	$3,192,395
Trade accounts payable	7,921,112	2,093,371	34,462,357	35,244	—	44,512,084
Dividends payable	612,565	—	—	—	—	612,565
Other liabilities	10,257,006	2,146,029	8,937,898	2,662,317	—	24,003,250

Total current liabilities	18,790,683	5,474,659	45,357,391	2,697,561	—	72,320,294
Long-term debt - net	280,000,000	—	2,142,043	—	—	282,142,043
Intercompany payables	—	—	214,649,316	13,193,742	(227,843,058)	—
Intercompany notes payable	—	—	—	1,024,302	(1,024,302)	—
Deferred tax liability	(44,030,456)	—	62,151,876	177,147	—	18,298,567

Total liabilities	248,511,849	5,474,659	324,300,626	17,092,752	(228,867,360)	366,512,526

Series B convertible shares	14,456,043	—	—	—	—	14,456,043
Shareholders’ equity:	114,354,489	(16,357,267)	125,735,031	(4,124,657)	(104,486,640)	115,120,956

Total liabilities and equity	$383,570,759	$(10,882,608)	$450,035,657	$12,968,095	$(333,354,000)	$502,337,903

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)

Condensed Consolidated Balance Sheets (unaudited)

As of December 31, 2010

	Parent	Issuers	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$7,101,006	$1,853,717	$21,388,712	$115,022	$—	$30,458,457
Accounts receivable	13,797,552	—	73,576,031	1,472,118	—	88,845,701
Other current assets	284,146	305,593	5,982,520	597	—	6,572,856

Total current assets	21,182,704	2,159,310	100,947,263	1,587,737	—	125,877,014
Property and equipment, net	658,901	—	272,825,909	746,656	—	274,231,466
Investments in affiliates	15,556,856	105,347,628	(2,622,006)	—	(118,282,478)	—
Intercompany receivables	95,785,698	114,836,363	7,932,801	10,951,177	(229,506,039)	—
Intercompany note receivable	902,261	—	—	—	(902,261)	—
Other intangible assets, net	—	—	33,737,585	—	—	33,737,585
Deferred financing costs - net	—	8,907,520	—	—	—	8,907,520
Restricted cash	—	9,043,246	—	—	—	9,043,246
Other assets	13,392	—	8,983	10,661	—	33,036

Total assets	$134,099,812	$240,294,067	$412,830,535	$13,296,231	$(348,690,778)	$451,829,867

Liabilities and Shareholders’ Equity
Current liabilities
Current long-term debt	$—	$4,634,163	$1,829,657	$—	$—	$6,463,820
Trade accounts payable	1,819,425	922,471	26,066,715	18,040	—	28,826,651
Dividends payable	—	—	—	—	—	—
Other liabilities	2,797,613	9,351,896	6,872,793	2,332,805	518,575	21,873,682

Total current liabilities	4,617,038	14,908,530	34,769,165	2,350,845	518,575	57,164,153
Long-term debt - net	—	209,827,683	3,087,002	—	—	212,914,685
Intercompany payables	10,541,463	—	206,705,062	12,778,099	(230,024,624)	—
Intercompany notes payable	—	—	—	902,261	(902,261)	—
Deferred tax liability	(33,124,373)	—	62,922,417	(112,705)	—	29,685,339

Total liabilities	(17,965,872)	224,736,213	307,483,646	15,918,500	(230,408,310)	299,764,177
Series B convertible shares	15,270,293	—	—	—	—	15,270,293
Shareholders’ equity:	136,795,391	15,557,854	105,346,889	(2,622,269)	(118,282,468)	136,795,397

Total liabilities and equity	$134,099,812	$240,294,067	$412,830,535	$13,296,231	$(348,690,778)	$451,829,867

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)

Condensed Consolidated Statement of Operations (unaudited)

For the three months ended June 30, 2011

	Parent	Issuers	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenue
Well servicing	$16,234,854	$—	$42,804,899	$4,530,158	$(5,300,060)	$58,269,851
Fluid logistics and other	—	—	68,783,378	—	—	68,783,378

Total revenues	16,234,854	—	111,588,277	4,530,158	(5,300,060)	127,053,229

Expenses
Well servicing	12,687,170	—	34,542,293	3,991,614	(4,904,449)	46,316,628
Fluid logistics and other	—	—	50,690,794	—	—	50,690,794
General and administrative	6,601,284	2,556,955	4,684,096	460,884	(395,611)	13,907,608
Depreciation and amortization	47,320	—	9,882,124	73,402	—	10,002,846

Total expenses	19,335,774	2,556,955	99,799,307	4,525,900	(5,300,060)	120,917,876

Operating income (loss)	(3,100,920)	(2,556,955)	11,788,970	4,258	—	6,135,353
Other income (expense)
Interest expense - net	(42,937)	(6,625,440)	(124,198)	(1,678)	—	(6,794,253)
Equity in income (loss) of affiliates	(33,002,609)	11,594,619	(137,197)	—	21,545,187	—
Gain (loss) on early extinguishment of debt	—	(35,414,833)	—	—	—	(35,414,833)
Other income (expense), net	—	—	68,204	357	—	68,561

Income (Loss) before taxes	(36,146,466)	(33,002,609)	11,595,779	2,937	21,545,187	(36,005,172)
Income tax (benefits) expense	(11,450,618)	—	—	140,148	—	(11,310,470)

Net Income (Loss)	$(24,695,848)	$(33,002,609)	$11,595,779	$(137,211)	$21,545,187	$(24,694,702)

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)

Condensed Consolidated Statement of Operations (unaudited)

For the three months ended June 30, 2010

	Parent	Issuers	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenue
Well servicing	$11,977,886	$—	$28,366,595	$9,021,378	$(9,715,127)	$39,650,732
Fluid logistics and other	—	—	40,393,056	—	—	40,393,056

Total revenues	11,977,886	—	68,759,651	9,021,378	(9,715,127)	80,043,788

Expenses
Well servicing	9,958,422	—	22,370,711	4,682,603	(8,300,118)	28,711,618
Fluid logistics and other	—	—	32,026,780	—	—	32,026,780
General and administrative	4,277,535	1,522,916	2,704,414	915,706	(2,867,903)	6,552,668
Depreciation and amortization	32,373	—	9,820,783	60,872	—	9,914,028

Total expenses	14,268,330	1,522,916	66,922,688	5,659,181	(11,168,021)	77,205,094

Operating income (loss)	(2,290,444)	(1,522,916)	1,836,963	3,362,197	1,452,894	2,838,694
Other income (expense)
Interest expense - net	8,058	(6,770,228)	(122,967)	(18,005)	8,196	(6,894,946)
Equity in income (loss) of affiliates	(6,081,954)	2,192,589	505,633	—	3,383,732	—
Gain (loss) on early extinguishment of debt	—	18,591	—	—	—	18,591
Other income (expense), net	3,034,219	10	(26,821)	(3,024,132)	213	(16,511)

Income (Loss) before taxes	(5,330,121)	(6,081,954)	2,192,808	320,060	4,845,035	(4,054,172)
Income tax benefits	(1,627,202)	—	—	(185,624)	—	(1,812,826)

Net Income (Loss)	$(3,702,919)	$(6,081,954)	$2,192,808	$505,684	$4,845,035	$(2,241,346)

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)

Condensed Consolidated Statement of Operations (unaudited)

For the six months ended June 30, 2011

	Parent	Issuers	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenue
Well servicing	$28,537,988	$—	$79,907,260	$7,904,732	$(9,363,299)	$106,986,681
Fluid logistics and other	—	—	127,030,201	—	—	127,030,201

Total revenues	28,537,988	—	206,937,461	7,904,732	(9,363,299)	234,016,882

Expenses
Well servicing	22,070,494	—	64,434,356	7,018,329	(8,597,356)	84,925,823
Fluid logistics and other	—	—	92,913,371	—	—	92,913,371
General and administrative	7,450,942	4,228,746	8,168,321	742,062	(765,943)	19,824,128
Depreciation and amortization	90,874	—	19,876,790	144,643	—	20,112,307

Total expenses	29,612,310	4,228,746	185,392,838	7,905,034	(9,363,299)	217,775,629

Operating income (loss)	(1,074,322)	(4,228,746)	21,544,623	(302)	—	16,241,253
Other income (expense)
Interest expense - net	(37,092)	(13,184,966)	(493,889)	(2,917)	—	(13,718,864)
Equity in income (loss) of affiliates	(31,854,426)	20,974,119	(1,593,228)	—	11,023,928	—
Gain (loss) on early extinguishment of debt	—	(35,414,833)	—	—	—	(35,414,833)
Other income (expense), net	—	—	69,104	(268)	—	68,836

Income (Loss) before taxes	(34,413,508)	(31,854,426)	19,526,610	(3,487)	15,368,871	(32,823,608)
Income tax (benefits) expense	(10,173,572)	—	—	140,148	—	(10,033,424)

Net Income (Loss)	$(24,239,936)	$(31,854,426)	$19,526,610	$(143,635)	$15,368,871	$(22,790,184)

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)

Condensed Consolidated Statement of Operations (unaudited)

For the six months ended June 30, 2010

	Parent	Issuers	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenue
Well servicing	$21,507,073	$—	$50,572,555	$10,713,251	$(12,119,287)	$70,673,592
Fluid logistics and other	—	—	76,633,923	—	—	76,633,923

Total revenues	21,507,073	—	127,206,478	10,713,251	(12,119,287)	147,307,515

Expenses
Well servicing	18,362,031	—	42,703,311	5,545,762	(9,251,168)	57,359,936
Fluid logistics and other	—	—	60,291,619	—	—	60,291,619
General and administrative	4,550,869	3,080,787	5,441,282	2,006,777	(2,867,903)	12,211,812
Depreciation and amortization	81,749	—	19,634,892	121,451	—	19,838,092

Total expenses	22,994,649	3,080,787	128,071,104	7,673,990	(12,119,071)	149,701,459

Operating income (loss)	(1,487,576)	(3,080,787)	(864,626)	3,039,261	(216)	(2,393,944)
Other income (expense)
Interest expense - net	16,254	(13,558,564)	(185,239)	(15,128)	—	(13,742,677)
Equity in income (loss) of affiliates	(17,784,304)	(1,166,173)	—	—	18,950,477	—
Gain (loss) on early extinguishment of debt	—	—	—	—	—	—
Other income (expense), net	3,029,450	21,220	(116,425)	(3,024,133)	213	(89,675)

Income (Loss) before taxes	(16,226,176)	(17,784,304)	(1,166,290)	—	18,950,474	(16,226,296)
Income tax benefits	(5,813,434)	—	—	—	—	(5,813,434)

Net Income (Loss)	$(10,412,742)	$(17,784,304)	$(1,166,290)	$—	$18,950,474	$(10,412,862)

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)

Condensed Consolidated Statement of Cash Flows (unaudited)

For the six months ended June 30, 2011

	Parent	Issuers	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$3,550,183	$(37,587,221)	$11,275,563	$(160,385)	$—	$(22,921,860)

Cash flows from investing activities:
Proceeds from sale of property and equipment	—	—	527,102	—	—	527,102
Restricted cash	—	(23,213,666)	16,128,456	—	—	(7,085,210)
Purchases of property and equipment	—	—	(23,678,077)	—	—	(23,678,077)

Net cash used in investing	—	(23,213,666)	(7,022,519)	—	—	(30,236,185)

Cash flows from financing activities:
Payments on debt	—	(29,794)	(2,527,514)	—	—	(2,557,308)
Proceeds from issuance of preferred stock	—	—	—	—	—	—
Retirement of Second Priority Notes	—	(212,500,000)	—	—	—	(212,500,000)
Proceeds from issuance of Senior Notes	—	273,700,000	—	—	—	273,700,000
Payments for debt issuance issuance costs	—	(1,118,175)	—	—	—	(1,118,175)

Net cash provided by financing activities	—	60,052,031	(2,527,514)	—	—	57,524,517

Effect of currency translation	—	—	—	94,435	—	94,435

Net increase (decrease) in cash	3,550,183	(748,856)	1,725,530	(65,950)	—	4,460,907
Cash and cash equivalents
Beginning of period	7,101,006	1,853,717	21,388,712	115,022	—	30,458,457

End of period	$10,651,189	$1,104,861	$23,114,242	$49,072	$—	$34,919,364

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)

Condensed Consolidated Statement of Cash Flows (unaudited)

For the six months ended June 30, 2010

	Parent	Issuers	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(24,114,476)	$2,720,939	$8,780,911	$31,586	$—	$(12,581,040)

Cash flows from investing activities:
Restricted cash	—	(28,312)	—	—	—	(28,312)
Purchases of property and equipment	—	—	(3,244,749)	—	—	(3,244,749)

Net cash used in investing ac	—	(28,312)	(3,244,749)	—	—	(3,273,061)

Cash flows from financing activities:
Payments on debt	—	(9,305,758)	(831,967)	—	—	(10,137,725)
Proceeds from issuance of preferred stock	14,229,600	—	—	—	—	14,229,600
Payments for debt issuance issuance costs	—	—	8,426	—	—	8,426
Other	(161,793)	—	—	—	—	(161,793)

Net cash provided by financing activities	14,067,807	(9,305,758)	(823,541)	—	—	3,938,508

Effect of currency translation	—	—	—	—	—	—

Net increase (decrease) in cash	(10,046,669)	(6,613,131)	4,712,621	31,586	—	(11,915,593)
Cash and cash equivalents
Beginning of period	12,577,404	7,860,204	7,973,636	14,123	—	28,425,367

End of period	$2,530,735	$1,247,073	$12,686,257	$45,709	$—	$16,509,774

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

Conversion – The Series B Preferred Shares are convertible into the Company’s common shares at an initial rate of 9 common shares per Series B Preferred Shares (subject to adjustment). If all such Series B Preferred Shares are converted, at the initial conversion rate, 5,227,200 common shares (representing 19.99% of the outstanding common shares outstanding at the time of the issuance of the Series B Preferred Shares after such conversion) will be issued to the holders of the Series B Preferred Shares. Pursuant to the Series B Certificate of Designation, no holder of the Series B Preferred Shares is entitled to effect a conversion of Series B Preferred Shares if such conversion would result in the holder (and affiliates) beneficially owning 20% or more of the Company’s Common Shares. Redeemable preferred stock (and, if ever, any other redeemable financial instrument we may enter into) is initially evaluated for possible classification as a liability or equity pursuant to ASC 480—Distinguishing Liabilities from Equity. Redeemable preferred stock that does not, in its entirety, require liability classification is evaluated for embedded features that may require bifurcation and separate classification as derivative liabilities. In determining the appropriate accounting for the conversion feature for the Series B Preferred Stock, the Company determined that the conversion feature does not require bifurcation, and as a result is not considered a derivative under the provisions of ASC 815—Derivatives and Hedging.

Dividends Rights – The Series B Preferred Shares are entitled to receive preferential dividends equal to five percent (5%) per annum of the original issue price per share, payable quarterly in February, May, August and November of each year. Such dividends may be paid by the Company in cash or in kind (in the form of additional Series B Preferred Shares). In the event that the payment in cash or in kind of any such dividend would cause the Company to violate a covenant under its debt agreements, the obligation to pay, in cash or in kind, will be suspended until the earlier to occur of (i) and only to the extent any restrictions under the debt agreements lapse or are no longer applicable or (ii) February 16, 2015. During any such suspension period, the preferential dividends shall continue to accrue and accumulate. As shares of the Series B Preferred Shares are convertible into shares of our common stock, each dividend paid in kind will have a dilutive effect on our shares of common stock. Dividends for the quarterly periods ended November 28, 2010, February 28, 2011 and May 28, 2011 were not paid on the Series B Preferred Shares. The Company had not paid these dividends in cash due to certain restrictions in the Company’s indentures and has not paid these dividends in-kind because the Toronto Stock Exchange has taken the position that, in light of the market price of the Company’s common shares, the issuance of additional Series B Preferred Shares as a dividend in-kind would violate Toronto Stock Exchange rules regarding the issuance of discounted shares, unless the Company receives shareholder approval for such an issuance. The Company obtained shareholder approval at the June 27, 2011 annual shareholders’ meeting for a pool of Series B Preferred Shares to be issued as in-kind dividends for these particular quarterly periods and for future quarterly periods. The Company had previously accrued dividends for the periods ended November 28, 2010 and February 28, 2010 based on the estimated fair value of the shares to be issued in kind. During the quarter ended June 30, 2011, the Company determined that the accrued dividends and all future dividends would be paid in cash. Cumulative preferred share dividends were remeasured using the 5% contractual rate and reclassed from temporary equity to liabilities. The $1.3 million reduction was reflected as a component of preferred share dividends in the statement of operations. An accrual of 0.6 million was made representing the contractual amount of unpaid dividends through June 30, 2011 and is reflected as a current liability in the condensed consolidated balance sheets. These dividends were paid in cash on July 29, 2011.

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

17. Subsequent Events

On July 14, 2011, the Company launched an option exchange program whereby holders of certain “underwater” options were given a limited opportunity to exchange such old options for new options covering a fewer number of the Company’s common shares, or the Option Exchange. The Company’s shareholders approved the Option Exchange at the Company’s annual meeting on June 27, 2011. The Option Exchange only applied to options granted on May 29, 2008 and the Option Exchange expired on August 11, 2011. Those who participated in the Option Exchange received new options for the old options they tendered at a ratio of .72 to 1. To minimize accounting expenses, this exchange ratio was calculated on an approximate “value-for-value” basis. The new options have an exercise price of $9.32 per share. All the eligible option holders participated in the Option Exchange. In connection with the Option Exchange, options to purchase 670,000 common shares were cancelled and new options to purchase 482,400 common shares were issued.

On August 12, 2011, the Company completed a four-to-one consolidation of its common shares, whereby each four common shares of par value $0.01 per share were consolidated into a single common share of par value $0.04 (the “Share Consolidation”). Immediately thereafter, on the same day, the Company changed its jurisdiction of incorporation by discontinuing from Bermuda and reincorporating under the laws of the State of Texas (the “Texas Conversion”). The exchange of shares associated with the Share Consolidation and Texas Conversion was registered under the Securities Act of 1933, as amended, pursuant to a registration statement on Form S-4, which went effective on August 11, 2011. After the completion of the Share Consolidation and Conversion, the Company will begin trading on the NASDAQ Global Market.

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

Overview

Forbes Energy Services Ltd. (“FES Ltd”), and its domestic subsidiaries, Forbes Energy Services LLC (“FES LLC”), Forbes Energy Capital Inc. (“FES CAP”), C.C. Forbes, LLC (“CCF”), TX Energy Services, LLC (“TES”), Superior Tubing Testers, LLC (“STT”), and Forbes Energy International, LLC (“FEI LLC”), are headquartered in Alice, Texas and conduct business primarily in Texas, Mississippi, Pennsylvania, and Mexico. On October 15, 2008, FES LLC and FEI LLC formed Forbes Energy Services México, S. de R.L. de C.V. (“FES Mexico”), a Mexican limited liability company (sociedad de responsabilidad limitada de capital variable), to conduct operations in Mexico. On December 3, 2008, Forbes Energy Services Mexico Servicios de Personal, S. de R.L de C. V., a Mexican limited liability company, was formed to provide employee services to FES Mexico, and on June 8, 2009, FES Ltd formed a branch in Mexico.

As used in this Quarterly Report on Form 10-Q, the “Company,” the “Forbes Group,” “we,” and “our” mean FES Ltd and its subsidiaries.

We are an independent oilfield services contractor that provides a wide range of well site services to oil and natural gas drilling and producing companies to help develop and enhance the production of oil and natural gas. These services include fluid hauling, fluid disposal, well maintenance, completion services, workovers and recompletions, plugging and abandonment, and tubing testing. The Forbes Group’s operations are concentrated in the major onshore oil and natural gas producing regions of Texas, with additional locations in each of Baxterville and Laurel, Mississippi; Indiana, Pennsylvania; and Poza Rica, Mexico.

We currently conduct our operations through the following two business segments:

•

Well Servicing. Our well servicing segment comprised 45.9% and 45.7% of consolidated revenues for the three and six months ended June 30, 2011. At June 30, 2011, our well servicing segment utilized our modern fleet of 172 owned or leased well servicing rigs, which included 162 workover rigs, 10 swabbing rigs, and related assets and equipment. These assets are used to provide (i) well maintenance, including remedial repairs and removal and replacement of downhole production equipment, (ii) well workovers, including significant downhole repairs, re-completions and re-perforations, (iii) completion and swabbing activities, and (iv) plugging and abandoning services. In addition, we have a fleet of nine tubing testing units that are used to conduct pressure testing of oil and natural gas production tubing.

•

Fluid Logistics and Other. Our fluid logistics and other segment comprised 54.1% and 54.3% of consolidated revenues for the three and six months ended June 30, 2011. Our fluid logistics segment utilized our fleet of owned or leased fluid transport trucks and related assets, including specialized vacuum, high-pressure pump and tank trucks, frac tanks, water wells, salt water disposal wells and facilities, and related equipment. These assets are used to provide, transport, store, and dispose of a variety of drilling and produced fluids used in, and generated by, oil and natural gas production. These services are required in most workover and completion projects and are routinely used in daily operations of producing wells. Beginning in the fiscal year 2010, the Company began providing additional services in which Wolverine Construction, Inc., a related party, completed such services as a sub-contractor. These services involve site preparation and are complementary to the traditional services offered by the Company. We pay Wolverine for their services and materials and bill the cost to the customer with a margin of approximately 5%. The amount of revenue associated with the sub-contractor work totaled approximately $2.0 million and $5.2 million for the three and six months ended June 30, 2011, respectively and $0.2 million and $0.7 million for the three and six months ended June 30, 2010, respectively.

The following table provides a breakout of revenues, expenses and gross margin for our fluid logistics and other segment for the quarter-end:

(in thousands of US Dollars)	Fluid Logistics	Sub Contractor Services	Segment
Three months ended June 30, 2011:
Revenues	$66,735	$2,048	$68,783
Operating expenses	48,743	1,947	50,690

Gross profit	$17,992	$101	$18,093

Gross profit as a % of Revenue	27.0%	4.9%	26.3%

Three months ended June 30, 2010:
Revenues	$40,208	$185	$40,393
Operating expenses	31,826	201	32,027

Gross profit	$8,382	$(16)	$8,366

Gross profit as a % of Revenue	20.8%	-8.6%	20.7%

Six months ended June 30, 2011:
Revenues	$121,846	$5,184	$127,030
Operating expenses	87,986	4,927	92,913

Gross profit	$33,860	$257	$34,117

Gross profit as a % of Revenue	27.8%	5.0%	26.9%

Six months ended June 30, 2010:
Revenues	$75,900	$734	$76,634
Operating expenses	59,683	609	60,292

Gross profit	$16,217	$125	$16,342

Gross profit as a % of Revenue	21.4%	17.0%	21.3%

We believe that our two business segments are complementary and create synergies in terms of selling opportunities. Our multiple lines of service allow us to capitalize on our existing customer base to grow within existing markets, generate more business from existing customers, and increase our operating profits. By offering our customers the ability to reduce the number of vendors they use, we believe we help improve our customers’ efficiency. This is demonstrated by the fact that 66.9% of our revenues for the six months ended June 30, 2011 were from customers that utilized services from both of our business segments. Further, by having multiple service offerings that span the life cycle of the well, we believe we have a competitive advantage over smaller competitors offering more limited services.

Factors Affecting Results of Operations

Oil and Natural Gas Prices

Demand for well servicing and fluid logistics services is generally a function of the willingness of oil and natural gas companies to make operating and capital expenditures to explore for, develop and produce oil and natural gas, which in turn is affected by current and anticipated levels of oil and natural gas prices. Exploration and production spending is generally categorized as either operating expenditures or capital expenditures. Activities by oil and natural gas companies designed to add oil and natural gas reserves are classified as capital expenditures, and those associated with maintaining or accelerating production, such as workover and fluid logistics services, are categorized as operating expenditures. Operating expenditures are typically more stable than capital expenditures and are less sensitive to oil and natural gas price volatility. In contrast, capital expenditures by oil and natural gas companies for drilling are more directly influenced by current and expected oil and natural gas prices and generally reflect the volatility of commodity prices. In August 2011, domestic and international economic conditions experienced additional softening resulting in a 15-20%, drop in the price of oil. While we do not believe this will immediately impact our activity levels, there can be no assurances that our customers will maintain their current levels of capital spending if prices decrease below current levels.

Workover Rig Rates

Our well servicing segment revenues are dependent on the prevailing market rates for workover rigs. Market day rates for workover rigs increased from 2003 through the first three quarters of 2008, as high oil and natural gas prices and declining domestic production resulted in a substantial growth of drilling activity and demand for workover services that are used primarily to maintain or enhance production levels of existing producing wells. During the fourth quarter of 2008, all of 2009 and the majority of the first quarter of 2010, we experienced pricing pressure that resulted from the general economic decline and, more specifically, the precipitous decline in oil and gas prices. However, during the year-ended December 31, 2010 utilization began to increase allowing us to increase rates in certain markets beginning in March 2010 and continuing through June 2011. During the second half of 2010, our average revenue per rig hour increased approximately 5.3%. During the first half of 2011, our average revenue per rig hour increased an additional 10.4%.

Fluid Logistics Rates

Our fluid logistics and other segment revenues are dependent on the prevailing market rates for fluid transport trucks and the related assets, including specialized vacuum, high-pressure pump and tank trucks, frac tanks and salt water disposal wells. Prior to the general economic decline that commenced in the latter half of 2008, higher oil and natural gas prices resulted in growing demand for drilling and our services. The economic decline initially resulted in lower oil and natural gas prices which reduced demand for drilling and our services. Required disposal of fluids produced from wells and the high level of drilling activity through the first three quarters of 2008 led to a higher demand for fluid logistics services. In the last quarter of 2008, throughout 2009 and through much of the first quarter of 2010, fluid logistics rates were under significant downward pressure. While natural gas prices remain low, recent increases in oil prices beginning in 2010 have increased the demand for some of our services. During the year-ended December 31, 2010 utilization began to increase allowing us to increase rates in certain markets beginning March 2010 and continuing through March 2011, particularly in the Eagle Ford shale formation in South Texas where drilling activity has increased substantially in the last twelve months. During the second half of 2010, our average revenue per truck hour increased approximately 19.5%. During the first half of 2011, our average revenue per truck hour increased an additional 9.3%.

Operating Expenses

Prior to the general economic decline, a strong oil and natural gas environment resulted in a higher demand for operating personnel and oilfield supplies and caused increases in the cost of those goods and services. During the fourth quarter of 2008, all of 2009 and much of the first quarter of 2010, a weaker oil and natural gas environment has resulted in lower demand for operating personnel and oilfield supplies which has allowed us to decrease our costs, thereby offsetting a portion of the price decreases granted to our customers. As utilization and demand has started to increase in 2010 and 2011, we are again experiencing cost pressures in areas such as labor where we have incurred additional cost increases primarily in the form of increased pay rates. Future earnings and cash flows will be dependent on our ability to manage our overall cost structure and either maintain our existing prices or obtain price increases from our customers as our operating costs increase.

Capital Expenditures and Debt Service Obligations

As a general matter, our capital expenditures to maintain our assets have been relatively limited. Historically, we have incurred indebtedness to invest in new assets to grow our business. As a result, the indebtedness we incurred for our capital expenditures has significantly increased our debt service obligations. Most of our new assets were acquired through bank borrowings subsequently refinanced through the offering of our 11% Senior Secured Notes due 2015, or the Second Priority Notes, our offering of First Lien Floating Rate Notes due 2014, or the First Priority Notes, short-term equipment vendor financings, cash flows from operations and other permitted financings. The First Priority Notes and the Second Priority Notes have been repurchased and discharged with the proceeds of the offering of the 9% Senior Notes due 2019, or the 9% Senior Notes.

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

Renewal of PEMEX Contract

Our operations in Mexico are performed for PEMEX, pursuant to a contract. The failure by us to renew this contract could have a material adverse effect on our financial condition, results of operations and cash flows. In March 2011, we completed amendments to the PEMEX contract which extended the term of the contract to December 31, 2011 and increased the total amount available under the PEMEX contract to MXN $893.4 million (or USD $72.4 million based on an exchange rate of $1 equal to MXN 0.081 on August 15, 2011) plus USD $119.8 million, which amount is available to the Company and Merco Ingenieria Industrial S.A. de C.V., who is also a party to the PEMEX contract. The amounts available under this contract are allocated based on the work performed by the Company and Merco. Historically, the Company has performed all but a small portion of the services to be performed under the contract with the balance being performed by Merco.

This contract is subject to competitive bid for renewal and there can be no assurances that we will be able to extend the contract beyond December 31, 2011 or increase the amounts available thereunder, or that we will be awarded other contracts by PEMEX. Failure to continue our relationship with PEMEX could negatively impact the Company as services performed for PEMEX generated approximately USD $5.6 million in net income and USD $45.9 million in revenues for the year ended December 31, 2010.

Presentation

The following discussion and analysis is presented on a consolidated basis to reflect the results of operations and financial condition of the Forbes Group.

Results of Operations

The following discussion, as well as the discussion found under “Liquidity and Capital Resources,” compares our consolidated financial information as of and for the three and six months ended June 30, 2011 to the three and six months June 30, 2010.

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

Consolidated Revenues. For the three months ended June 30, 2011, revenues increased by $47.0 million, or 58.7%, to $127.1 million when compared to the same period in the prior year. During the second half of 2010 and first half 2011 we experienced increases in demand which resulted in an increase in utilization and pricing.

Well Servicing — Revenues from the well servicing segment increased by $18.6 million for the period, or 47.0% to $58.3 million compared to the corresponding period in the prior year. The increase results from higher prices and utilization for our well services. Revenues increased due to an increase of approximately 23.0% in average billing rates between the two quarters and an increase in utilization to 73.0% for the three months ended June 30, 2011 from 66.6% for the three months ended June 30, 2010. We had 172 well servicing rigs in our fleet at June 30, 2011, compared to 173 well servicing rigs at June 30, 2010. Of the 172 rigs available at June 30, 2011, 14 were located in our Mexico operations. Of the 14 rigs located in the Mexico operations, approximately 12 were active during the quarter.

Fluid Logistics and Other — Revenues from the fluid logistics and other segment increased $28.4 million for the period, or 70.3%, to $68.8 million compared to the corresponding period in the prior year. Revenues increased due to an increase of approximately 28.4% in average billing rates between two quarters and an increase in utilization to 121.9% for the three months ended June 30, 2011 from 90.0% for the three months ended June 30, 2010. Utilization is based on what management considers a “normal work load”. The recent increase in activity has resulted in many of our trucks working seven days a week and the need to hire third parties to meet customer demand. Our principal fluid logistics assets at June 30, 2011 and June 30, 2010 were as follows:

	As of June 30,
Asset count	2011	2010
Vacuum Trucks	360	288
High-pressure pump trucks	19	19
Other heavy trucks	61	58
Frac tanks	1,400	1,368
Salt Water disposal wells	15	17

Consolidated Operating Expenses — Our operating expenses increased to $97.0 million for the three months ended June 30, 2011, from $ 60.7 million for the three months ended June 30, 2010, an increase of $36.3 million, or 59.8%, due to increases in utilization. Operating expenses as a percentage of revenues were 76.4% for the three months ended June 30, 2011, compared to 75.9% for the three months ended June 30, 2010. The increase in operating expense as a percentage of our revenues is generally attributable to increases in labor costs and fuel price increases, as discussed below.

Well Servicing — Operating expenses from the well servicing segment increased by $17.6 million, or 61.3%, to $46.3 million. Well servicing operating expenses as a percentage of well servicing revenue increased to 79.5 % for the three months ended June 30, 2011, compared to 72.4 % for the three months ended June 30, 2010, an increase of 7.1%. The increase in well servicing operating costs was due in large part to the increase in labor costs of $9.5 million or 98.7%, for the three months ended June 30, 2011 compared to the same period of the prior year. As of the three months ended June 30, 2010 employee wage rates were depressed due to wage rate decreases implemented during the 2009 industry downturn. During the fourth quarter of 2010 and first two quarters of 2011 the wage rate reductions were restored and wage rates were further increased in response to industry pressures. Employee count at June 30, 2011 was 1,315 compared with 1,085 at June 30, 2010. Labor costs as a percentage of revenues were 32.9% and 24.4% for the three months ended June 30, 2011 and 2010, respectively. Repairs and equipment maintenance cost increased $3.1 million, or 112.6% to $5.9 million. Repairs and equipment maintenance cost as a percentage of revenues was 10.2% and 7.0% for the three months ended June 30, 2011 and June 30, 2010, respectively. During 2009 many well service rigs were idled due to low customer demand. As demand increased and these rigs were again deployed, most required maintenance due to the amount of time they had been idle. Fuel cost increased $1.9 million, or 182.3% to $2.9 million. Fuel cost as a percentage of revenues was 4.9% and 2.6% for the three months ended June 30, 2011 and June 30, 2010, respectively. Fuel price increased 31.6% for the three months ended June 30, 2011 compared to June 30, 2010. Equipment rental and disposal expenses also increased approximately $1.8 million and $1.1 million, respectively. The remaining $0.2 million is related to various expenses that were consistent with the activity of the business and were in line with management’s expectations.

Fluid Logistics and Other — Operating expenses from the fluid logistics segment increased by $18.7 million, or 58.3%, to $50.7 million. Fluid logistics operating expenses as a percentage of fluid logistics revenues were down to 73.7% for the three months ended June 30, 2011, compared to 79.3 % for the three months ended June 30, 2010. The dollar increase in fluid logistics operating expenses of $18.7 million was due in large part to an increase in contract services of $6.0 million, or 234.9 % to $8.5 million for the three months ended June 30, 2011, compared to the same period in the prior year due to activity increase in drilling and well services and the need to utilize outside services to satisfy customer demand, particularly in times of peak demand in South Texas. The largest vendor in contract services is Wolverine Construction, Inc., a related party, which enabled us to provide additional billable services to our customers. The cost associated with Wolverine’s sub-contracted services was approximately $1.9 million of the $6.0 million increase year over year. Contract service costs as a percentage of revenues were 12.4 % and 6.3% for the three months ended June 30, 2011 and 2010, respectively. Rent equipment cost increased $4.5 million, or 347.0 % to $5.7 million. The increase in equipment rental relates to the increase in customer demand and the need for additional equipment to serve our customers. The cost will decrease with the planned additions of vacuum trucks. Rent equipment cost as a percentage of revenues was 8.4 % and 3.2 % for the three months ended June 30, 2011 and June 30, 2010, respectively. Labor cost increased by $4.0 million, or 40.2 % to $13.8 million. Employee count at June 30, 2011 was 941, as compared with 827 in June 30, 2010. Labor cost as a percentage of revenues were 20.1 % and 24.5 % for the three months ended June 30, 2011 and June 30, 2010, respectively. Repairs and equipment maintenance cost increased $1.9 million, or 59.8 % to $5.0 million. Repairs and equipment maintenance cost as a percentage of revenues was 7.3 % and 7.8 % for the three months ended June 30, 2011 and June 30, 2010, respectively. Fuel cost increased $2.3 million, or 40.6% to $8.1 million. Fuel cost as a percentage of revenues was 11.8% and 14.3% for the three months ended June 30, 2011 and June 30, 2010, respectively. Fuel price increased 31.6% for the three months ended June 30, 2011 compared to June 30, 2010.

General and Administrative Expenses. General and administrative expenses from the consolidated operations increased by approximately $7.4 million, or 112.2%, to $13.9 million. General and Administrative expense as a percentage of revenues was 10.9% and 8.2% for the three months ended June 30, 2011 and 2010, respectively. Of the $7.4 million, $6.8 million was associated with a litigation settlement and the related legal fees. Excluding the litigation settlement expenses, general and administrative expenses for the three months ended June 30, 2011 would have been $6.9, or 5.4% of revenues. The remaining balance was due to general labor increases.

Depreciation and Amortization. Depreciation and amortization expenses increased by $0.1 million, or 0.9%, to $ 10.0 million. Capital expenditures incurred for the three months ended June 30, 2011 were $23.5 million compared to $0.9 million for the three months ended June 30, 2010. The equipment purchased included ten well service rigs, three swab rigs, fifteen vacuum trucks, one snubbing unit, one hundred forty two frac tanks, and miscellaneous ancillary equipment. Other equipment purchased for the three months ended June 30, 2011 consisted of plugging and abandonment equipment, trucks, frac tanks and miscellaneous equipment.

Interest and Other Expenses. Interest and other expenses, excluding the gain (loss) on early extinguishment of debt were $6.8 million in the three months ended June 30, 2011, and $ 6.9 million in the three months ended June 30, 2010. This is in line with management’s expectations. The loss of $35.4 million on early extinguishment of debt was due to the retirement of the First and Second Priority Notes and was comprised of penalty on early redemption of the First Priority Notes of $0.6, total unamortized deferred financing charges written off in connection with the redemption of First and Second Priority Notes of $10.4 and tender purchase price premium and consent fee related to the Second Priority Notes of $24.4.

Income Taxes. We recognized an income tax benefit of $11.3 million and an income tax benefit of $1.8 million for the three months ended June 30, 2011 and 2010, respectively.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

Consolidated Revenues. For the six months ended June 30, 2011, revenues increased by $86.7 million, or 58.9%, to $234.0 million when compared to the same period in the prior year. During the second half of 2010 and first quarter 2011 we experienced increases in demand which resulted in an increase in utilization and pricing.

Well Servicing — Revenues from the well servicing segment increased by $36.3 million for the period, or 51.4% to $107.0 million compared to the corresponding period in the prior year. The increase resulted from higher prices and utilization for our well services. Revenues increased due to an increase of approximately 23.2% in average billing rates between the two periods and an increase in utilization to 72.6% for the six months ended June 30, 2011 from 62.4% for the six months ended June 30, 2010. We had 172 well servicing rigs in our fleet at June 30, 2011, compared to 173 well servicing rigs at June 30, 2010. Of the 172 rigs available at June 30, 2011, 14 were being used by our Mexico operations. Of the 14 rigs in the Mexico fleet, approximately 12 were active during the six months ended June 30, 2011.

Fluid Logistics and Other — Revenues from the fluid logistics and other segment increased $50.4 million for the first half 2011, or 65.8%, to $127.0 million compared to the corresponding period in the prior year. Revenues increased due to an increase of approximately 30.7% in average billing rates between the two periods and increased utilization to 112.2% for the six months ended June 30, 2011 from 87.6% for the six months ended June 30, 2011. Utilization is based on what management considers a “normal work load”. The recent increase in activity has resulted in many of our trucks working seven days a week to meet customer demand.

Consolidated Operating Expenses — Our operating expenses increased to $177.8 million for the six months ended June 30, 2011, from $117.7 million for the six months ended June 30, 2010, an increase of $60.1 million or 51.1% due to increases in utilization. Operating expenses as a percentage of revenues were down to 76.0% for the six months ended June 30, 2011, compared to 79.9% for the six months ended June 30, 2010. This decrease in operating expense as a percentage of our revenues is generally attributable to increase in the rates we are able to invoice our customers, and has been partially offset by increases in labor costs (rates and hours) and fuel price increases, as discussed below.

Well Servicing — Operating expenses from the well servicing segment increased by $27.6 million, or 48.1%, to $84.9 million. Well servicing operating expenses as a percentage of well servicing revenue decreased to 79.4% for the six months ended June 30, 2011, compared to 81.2% for the six months ended June 30, 2010, a decrease of 1.8%. The increase in well servicing operating costs was due in large part to the increase in labor costs of $11.7 million or 46.7%, for the six months ended June 30, 2011 compared to the same period of the prior year. Employee count at June 30, 2011 was 1,315 compared with 1,085 at June 30, 2010. Labor costs as a percentage of revenues were 34.3% and 35.4% for the six months ended June 30, 2011 and 2010, respectively. Repairs and equipment maintenance cost increased $5.2 million, or 89.9% to $11.0 million. Repairs and equipment maintenance cost as a percentage of revenues was 10.3% and 8.2% for the six months ended June 30, 2011 and June 30, 2010, respectively. During 2009 many well service rigs were idled due to low customer demand. As demand increased and these rigs were again deployed, most required maintenance due to the amount of time they had been idle. Fuel cost increased $3.2 million, or 128.6% to $5.7 million. Fuel cost as a percentage of revenues was 5.3% and 3.5% for the six months ended June 30, 2011 and June 30, 2010, respectively. Fuel price increased 28.8% for the six months ended June 30, 2011 compared to June 30, 2010. Equipment rental, product and chemical expenses and out of town expenses also increased approximately $3.6 million, $1.9 million and $1.7 million, respectively. The remaining $0.3 million is related to various expenses that were consistent with the activity of the business and were in line with management’s expectations.

Fluid Logistics and Other — Operating expenses from the fluid logistics segment increased by $32.6 million, or 54.1%, to $92.9 million. Fluid logistics operating expenses as a percentage of fluid logistics revenues were down to 73.1% for the six months ended June 30, 2011, compared to 78.7% for the six months ended June 30, 2010. The increase in the dollar amount of fluid logistics operating expenses of $32.6 million was due in large part to an increase in contract services of $11.1 million, or 253.3% to $15.5 million for the six months ended June 30, 2011, compared to the same period in the prior year due to activity increase in drilling and well services and the need to utilize outside services to satisfy customer demand, particularly in times of peak demand in South Texas. The largest vendor in contract services is Wolverine Construction, Inc., a related party, which enabled us to provide additional billable services to our customers. The cost associated with their sub-contracted services was approximately $4.9 million of the $11.1 million increase year over year. Contract service costs as a percentage of revenues were 12.2% and 5.7% for the six months ended June 30, 2011 and 2010, respectively. Labor cost increased by $7.0 million, or 36.5% to $26.0 million. Employee count at June 30, 2011 was 941, as compared with 827 in June 30, 2010. Labor cost as a percentage of revenues were 20.1% and 24.9% for the six months ended June 30, 2011 and June 30, 2010, respectively. Rent equipment cost increased $6.9 million, or 293.9% to $9.3 million. The increase in equipment rental relates to the increase in customer demand and the need for additional equipment to serve our customers. Rent equipment cost as a percentage of revenues was 7.3% and 3.1% for the six months ended June 30, 2011 and June 30, 2010, respectively. Fuel cost increased $3.7 million, or 33.0% to $14.7 million. Fuel cost as a percentage of revenues was 11.6% and 14.5% for the six months ended June 30, 2011 and June 30, 2010, respectively. Fuel price increased 28.8% for the six months ended June 30, 2011 compared to June 30, 2010. Repairs and equipment maintenance cost increased $3.6 million, or 59.3% to $9.6 million. Repairs and equipment maintenance cost as a percentage of revenues was 7.6% and 7.9% for the six months ended June 30, 2011 and June 30, 2010, respectively. The remaining $0.3 million change is related to various expenses that were consistent with the activity of the business.

General and Administrative Expenses. General and administrative expenses from the consolidated operations increased by approximately $7.6 million, or 62.3%, to $19.8 million. General and Administrative expense as a percentage of revenues was 8.5% and 8.3% for the six months ended June 30, 2011 and 2010, respectively. Of the $7.6 million, $6.8 million was associated with a litigation settlement and the related legal fees. Excluding the litigation settlement expenses, general and administrative expenses for the three months ended June 30, 2011 would have been $6.9, or 54% of revenues. The remaining balance was due to general labor increases.

Depreciation and Amortization. Depreciation and amortization expenses increased by $0.3 million, or 1.4%, to $ 20.1 million. Capital expenditures incurred for the six months ended June 30, 2011 were $28.0 million compared to $1.5 million for the six months ended June 30, 2010. The equipment purchased included ten well service rigs, three swab rigs, fifteen vacuum trucks, one snubbing unit, one hundred forty two frac tanks, and miscellaneous ancillary equipment. Other equipment purchased for the three months ended June 30, 2011 consisted of plugging and abandonment equipment, trucks, frac tanks and miscellaneous equipment.

Interest and Other Expenses. Interest and other expenses, excluding the gain (loss) on early extinguishment of debt were $13.7 million in the six months ended June 30, 2011, and $13.9 million in the six months ended June 30, 2010. This is in line with management’s expectations. The loss of $35.4 million on early extinguishment of debt was due to the retirement of the First and Second Priority Notes and was comprised of penalty on early redemption of the First Priority Notes of $600,000, total unamortized deferred financing charges written off in connection with the redemption of First and Second Priority Notes of $10,403,237 and tender purchase price premium and consent fee related to the Second Priority Notes of $24,411,596.

Income Taxes. We recognized an income tax benefit of $11.3 million and an income tax benefit of $5.8 million for the six months ended June 30, 2011 and 2010, respectively.

Liquidity and Capital Resources

Overview

We project that cash flows from operations will be adequate to meet our working capital requirements over the next twelve months.

The indentures governing our First Priority Notes and Second Priority Notes have been discharged. Nevertheless, the indenture governing our 9% Senior Notes or the 9% Senior Indenture, and the debt outstanding thereunder impose significant restrictions on us and increase our vulnerability to adverse economic and industry conditions that could limit our ability to obtain additional or replacement financing. For example, the 9% Senior Indenture only allows the Company to incur indebtedness, other than certain specific types of permitted indebtedness, if the Fixed Charge Coverage Ratio (as defined in each indenture) for the most recently completed four full fiscal quarters is at least 2.0 to 1.0. We are currently able to incur indebtedness under this ratio. Our inability to satisfy our obligations under the 9% Senior Indenture could constitute an event of default. An event of default could result in all or a portion of our outstanding debt becoming immediately due and payable. If this should occur, we might not be able to obtain waivers or secure alternative financing to satisfy all of our obligations simultaneously. Given the state of global events, our ability to access the capital markets or to consummate any asset sales might be restricted at a time when we would like or need to raise capital. These events could have a material adverse effect on our business, financial position, results of operations and cash flows.

We currently plan to enter into a $75.0 million secured credit facility. However, there can be no assurances we will be successful in doing so.

Within certain constraints, we can conserve capital by reducing or delaying capital expenditures, deferring non-regulatory maintenance expenditures and further reducing operating and administrative costs.

We have historically funded our operations, including capital expenditures, with bank borrowings, vendor financings, cash flow from operations, the issuance of our Second Priority Notes, and First Priority Notes and the proceeds from our Canadian initial public equity offering and simultaneous U.S. private placement, our October 2008 and December 2009 common share offerings, and our May 2010 Series B Preferred Share private placement and the issuance of 9% Senior Notes.

As of June 30, 2011, we had $285.3 million in total outstanding debt. As of June 30, 2011, we had 588,059 outstanding Series B Senior Convertible Preferred Shares which is reflected in the balance sheet as temporary equity in an amount of $14.5 million, which are redeemable for cash or common stock at 95% of the fair market value of the common stock as determined in accordance with the certificate of designation of the Series B Preferred Shares in May 2017.

As of June 30, 2011, we had $34.9 million in cash and cash equivalents, $275.9 million in long-term debt outstanding, $3.2 million in short-term debt outstanding, and $4.1 million of short-term equipment vendor financings for well servicing rigs and other equipment included in accounts payable. Our $3.2 million of short-term debt consisted of $2.0 million payable to equipment lenders under various installment notes, and $1.2 million payable related to financing of our insurance premiums over the term of the insurance coverage. We incurred $23.5 million and $0.9 million for capital equipment purchases during the three months ended June 30, 2011 and 2010, respectively, as compared to actual cash disbursements in payment of capital equipment purchases of $21.7 million and $1.5 million for the three months ended June 30, 2011 and 2010, respectively. The equipment purchased included ten well service rigs, three swab rigs, fifteen vacuum trucks, one snubbing unit, one hundred forty two frac tanks, and miscellaneous ancillary equipment. Other equipment purchased for the three months ended June 30, 2011 consisted of plugging and abandonment equipment, trucks, frac tanks and miscellaneous equipment. We financed these purchases with cash flow from operations, and proceeds from the issuance of the 9% Senior Notes.

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

Cash Flows from Operating Activities

Net cash used by operating activities totaled $23.6 million and $22.9 million for the three and six months ended June 30, 2011, compared to net cash used in operating activities of $0.2 million and $12.6 million for the three and six months ended June 30, 2010.

The three and six months ended June 30, 2011 incurred $192.5 million in cash costs associated with the repurchase of the Second Priority Notes and $22.0 million related to the extinguishment of the First Priority Notes. The remaining non-cash costs incurred for these two transactions were for the write-off of certain financing costs that were deferred at inception of the First and Second Priority Notes and the discount on the Second Priority Notes. These non-cash costs amounted to $10.4 million resulting in a total loss on early extinguishment of debt for the two periods of $35.4 million, as reflected in the Statements of Operations.

In addition to the cash costs associated with the First and Second Priority Notes repurchase, cash used in operating activities increased through an increase in accounts receivable of $19.1 million and $34.1 million for the three and six months ended June 30, 2011. These increases were reflective of increased operating activities. Consolidated days sales outstanding as of June 30, 2011 was 85, which was comprised of 80 days outstanding in the United States and 140 days in Mexico.

Cash Flows Used in Investing Activities

Net cash used in investing activities for the three and six months ended June 30, 2011 amounted to $21.3 million and $30.2 million compared to $1.5 million and $3.3 million for the three and six months ended June 30, 2010. Restricted cash increased by $7.1 million for the six months ended June 30, 2011 due to the extension of our Pemex contract in the first quarter of 2011 which required additional bonding and related cash collateral. Purchases of equipment during the three months ended June 30, 2011 included buyouts of three related party leases in the aggregate amount of $19.4 million. The equipment purchased included ten well service rigs, three swab rigs, fifteen vacuum trucks, one snubbing unit, one hundred forty two frac tanks, and miscellaneous ancillary equipment. Other equipment purchased for the three months ended June 30, 2011 consisted of plugging and abandonment equipment, trucks, frac tanks and miscellaneous equipment.

Cash Flows Used in Financing Activities

Cash flows provided by financing activities for the three and six months ended June 30, 2011 amounted to $58.0 million and $57.5 million compared to $5.7 million and $3.9 million for the three and six months ended June 30, 2010. During the quarter, the Forbes Group received $272.6 million in proceeds from the issuance of 9% Senior Notes Payable net of debt issuance costs. The proceeds were used to retire $212.5 million in First and Second Priority Notes. The balance of repayments of debt for the three and six months ended June 30, 2011 relates to installment debt. In the same quarter of the prior year, the Forbes Group received $14.2 million from the issuance of preferred stock.

9% Senior Notes

On June 7, 2011, FES Ltd issued $280.0 million in principal amount of 9% Senior Notes due 2019 (the “9% Senior Notes”). The proceeds of the 9% Senior Notes were used to purchase and/or redeem 100% of the First Priority Floating Rate Notes due 2014 and the 11% Senior Secured Notes due 2015 issued by Forbes Energy Services LLC and Forbes Energy Capital Inc. The 9% Senior Notes mature on June 15, 2019, and require semi-annual interest payments, in arrears, at an annual rate of 9% on June 15 and December 15 of each year until maturity commencing December 15, 2011. No principal payments are due until maturity.

The 9% Senior Notes are guaranteed by FES LLC, as well as the material domestic subsidiaries (the “Guarantor Subs”) of FES LLC, which includes CCF, TES, STT and FEI LLC. All of the Guarantor Subs are 100% owned and each guarantees the securities on a full and unconditional and joint and several basis. FES Ltd has two 100% owned indirect subsidiaries, FES Mexico and a related employment company (the “Non-Guarantor Subs”) that have not guaranteed the 9% Senior Notes. FES Ltd has a branch office in Mexico and conducts operations independent of the Non-Guarantor Subs. The Guarantor Subs represent the majority of the Company’s operations. On or after June 15, 2015, The Forbes Group may, at its option, redeem all or part of the 9% Senior Notes from time to time at specified redemption prices and subject to certain conditions required by the indenture governing the 9% Senior Notes (the “9% Senior Indenture”). The Forbes Group is required to make an offer to purchase the notes and to repurchase any notes for which the offer is accepted at 101% of their principal amount, plus accrued and unpaid interest, if there is a change of control. The Forbes Group is required to make an offer to repurchase the notes and to repurchase any notes for which the offer is accepted at 100% of their principal amount, plus accrued and unpaid interest, following certain asset sales.

The Forbes Group is permitted under the terms of the 9% Senior Indenture to incur additional indebtedness in the future, provided that certain financial conditions set forth in the 9% Senior Indenture are satisfied. The Forbes Group is subject to certain covenants contained in the 9% Senior Indenture, including provisions that limit or restrict the Forbes Group’s and certain future subsidiaries’ abilities to incur additional debt, to create, incur or permit to exist certain liens on assets, to make certain dispositions of assets, to make payments on certain subordinated indebtedness, to pay dividends or certain other payments to equity holders, to engage in mergers, consolidations or other fundamental changes, to change the nature of its business or to engage in transactions with affiliates.

Details of two of the more significant restrictive covenants in the 9% Senior Indenture are set forth below:

•

Limitation on the Incurrence of Additional Debt—In addition to certain indebtedness defined in the 9% Senior Indenture as “Permitted Debt,” which includes indebtedness under any credit facility not to exceed the greater of $75.0 million or 18% of the Company’s Consolidated Tangible Assets (as defined in the 9% Senior Indenture), we may only incur additional debt if the Fixed Charge Coverage Ratio (as defined in the 9% Senior Indenture) for the most recently completed four full fiscal quarters is at least 2.0 to 1.0.

•

Limitation on Restricted Payments—Subject to certain limited exceptions, including specific permission to pay cash dividends on its series B Senior Convertible Preferred Shares up to $260,000 per quarter, we are prohibited from (i) declaring or paying dividends or other distributions on our equity securities (other than dividends or distributions payable in equity securities), (ii) purchasing or redeeming any of the Company’s equity securities, (iii) making any payment on indebtedness contractually subordinated to the Second Priority Notes, except a payment of interest or principal at the stated maturity thereof, or (iv) making any investment defined as a “Restricted Investment,” unless, at the time of and after giving effect to such payment, the Company is not in default and the Company is able to incur at least $1.00 of additional Indebtedness pursuant to the Fixed Charge

Coverage Ratio (as defined in the 9% Senior Indenture). Further, the amount of such payment plus all other such payments made by the Company since the issuance of the 9% Senior Notes must be less than the aggregate of (a) 50% of Consolidated Net Income (as defined in the 9% Senior Indenture) since the April 1, 2011 (or 100% if such figure is a deficit), (b) 100% of the aggregate net cash proceeds from equity offerings since the issuance of the 9% Senior Notes, (c) if any Restricted Investments have been sold for cash, the proceeds from such sale (or the original cash investment if that amount is lower); and (d) 50% of any dividends received by the Company.

Second Priority Notes

On February 12, 2008, FES LLC and FES CAP issued $205.0 million in principal amount of 11% senior secured notes due 2015 (together with notes issued in exchange therefore, the “Second Priority Notes”). Pursuant to the requirements of the indenture governing the Second Priority Notes (the “Second Priority Indenture”), by the end of the second quarter of 2010, we had repurchased $12.5 million in aggregate principal amount of Second Priority Notes. In May 2011, we commenced a cash tender offer to purchase any and all of the Second Priority Notes then outstanding. In connection with this tender offer, we successfully solicited consents to proposed amendments that would eliminate most of the restrictive covenants and event of default provisions contained in the Second Priority Indenture. In June 2011, pursuant to this tender offer, we purchased 99.8% of the outstanding principal amount of the Second Priority Notes for $192.1 million. As a result of the completion of the tender offer, the fourth supplemental indenture to the Second Priority Indenture, which contained the amendments proposed in the consent solicitation, became effective eliminating most of the restrictive covenants and event of default provisions of the Second Priority Indenture. On June 2, 2011, the Company paid $0.4 million to redeem the remaining outstanding Second Priority Notes which closed on July 27, 2011. As a result the Second Priority Indenture was discharged and all liens relating thereto were released.

First Priority Notes

On October 2, 2009, FES LLC and FES CAP issued to Goldman, Sachs & Co. $20 million in aggregate principal amount of First Lien Floating Rate Notes due 2014 (the “First Priority Notes”), in a private placement in reliance on an exemption from registration under the Securities Act of 1933, as amended. On June 7, 2011, FES Ltd used proceeds of the offering of the 9% Senior Notes to purchase all of the $20,000,000 in aggregate principal amount of the First Priority Notes outstanding at which time the indenture governing the First Priority was discharged and the liens related thereto were released. The penalty payment on the early redemption was $600,000 or 3.0%.

There are no significant restrictions on FES Ltd’s ability or the ability of any guarantor to obtain funds from its subsidiaries by such means as a dividend or loan. See Note 15 to the condensed consolidated financial statements included herein for consolidated information required by Rule 3-10 of Regulation S-X.

Contractual Obligations and Financing

As described in Notes 16 to the condensed consolidated financial statements included herein, on May 28, 2017, the Company is required to redeem any of its Series B Preferred Shares then outstanding. Such mandatory redemption may, at the Company’s election, be paid in cash or Common Shares (valued for such purpose at 95% of the then fair market value of the Common Shares). As of June 30, 2011 we had 588,059 Series B Preferred Shares outstanding.

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

Recently Adopted Accounting Pronouncements

In December 2010, the FASB issued ASU No. 2010-29, “Business Combinations: Disclosure of Supplementary Pro Forma Information for Business Combinations” (“ASU 2010-29”). ASU 2010-29 addresses diversity in the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. If a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The Company adopted ASU 2010-29 on January 1, 2011. This update had no impact on the Company’s financial position, results of operations or cash flows.

Recent Events

On June 9, 2011, C. C. Forbes, LLC, a subsidiary of FES Ltd, settled certain litigation for a required cash payment of $5.5 million. This lawsuit had alleged that we had infringed on U.S. patents owned by the plaintiff in connection with our performance of our service contract for PEMEX in Mexico. Despite a favorable summary judgment on certain aspects of the suit and prior estimates by counsel of a low risk profile for the case, events at the trial on June 8 and 9, caused us to reassess the risks of continued litigation and, in light of these risks, to elect to settle the case immediately. This expense was recorded in the quarter ending June 30, 2011. We do not believe this will impact our ongoing operations, including those operations providing services to PEMEX. The 5.5 million was paid to the plaintiff in July 2011.

On July 14, 2011, the Company launched an option exchange program whereby holders of certain “underwater” options were given a limited opportunity to exchange such old options for new options covering a fewer number of the Company’s common shares, or the Option Exchange. The Company’s shareholders approved the Option Exchange at the Company’s annual meeting on June 27, 2011. The Option Exchange only applied to options granted on May 29, 2008 and the Option Exchange expired on August 11, 2011. Those who participated in the Option Exchange received new options for the old options they tendered at a ratio of .72 to 1. To minimize accounting expenses, this exchange ratio was calculated on an approximate “value-for-value” basis. The new options have an exercise price of $9.32 per share. All eligible option holders participated in the Option Exchange. In connection with the Option Exchange, options to purchase 670,000 common shares were cancelled and new options to purchase 482,400 common shares were issued.

On August 12, 2011, the Company completed a four-to-one consolidation of its common shares, whereby each four common shares of par value $0.01 per share were consolidated into a single common share of par value $0.04 (the “Share Consolidation”). Immediately thereafter, on the same day, the Company changed its jurisdiction of incorporation by discontinuing from Bermuda and reincorporating under the laws of the State of Texas (the “Texas Conversion”). The exchange of shares associated with the Share Consolidation and Texas Conversion was registered under the Securities Act of 1933, as amended, pursuant to a registration statement on Form S-4, which went effective on August 11, 2011.

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

Our primary debt obligations are the outstanding 9% Senior Notes and the First Priority Notes. Changes in interest rates do not affect interest expense incurred on our 9% Senior Notes as such notes bear interest at a fixed rate. However, changes in interest rates would affect their fair values. In general, the fair market value of debt with a fixed interest rate will increase as interest rates fall. Conversely, the fair market value of debt will decrease as interest rates rise. A hypothetical change in interest rates of 10% relative to interest rates as of June 30, 2011 would have no impact on our interest expense for the 9% Senior Notes.

Historically, we have not been exposed to significant foreign currency fluctuation; however, as we have expanded operations in Mexico, we have become exposed to certain risks typically associated with foreign currency fluctuation as we collect revenues and pay expenses in Mexico in the local currency. Effective July 1, 2010, we changed the functional currency of our Mexican operations from the U.S. dollar to the Mexican peso in response to the growing volume of business required to be transacted in the local currency. Nevertheless, as of June 30, 2011, a 10% unfavorable change in the Mexican Peso-to-U.S. Dollar exchange rate would not materially impact our consolidated balance sheet. To date, we have not taken any action to hedge against any foreign currency rate fluctuations; however, we continually monitor the currency exchange risks associated with conducting foreign operations.

We have not entered into any derivative financial instrument transactions to manage or reduce market risk or for speculative purposes.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2011, our chief executive officer and chief financial officer concluded that, as of such date, our internal control over financial reporting and disclosure controls and procedures were not effective. See “Material Weakness” below.

Change in Internal Control over Financial Reporting

Other than the remediation measure described below under “Remediation” no change in our internal control over financial reporting (as defined in Rules 13a- 15(f) and 15d- 15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Remediation

As mentioned above, we have identified a material weakness that existed as of June 30, 2011 in our internal control over the billing cycle.

We have implemented, or are in the process of implementing and continue to implement, remedial measures to address the above deficiency on a going-forward basis. Specifically, we have engaged a consulting firm to document and assess the current policies and procedures related to our revenue cycle to ensure timely reporting of revenue. Once completed, our internal auditor will perform tests to ensure compliance.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Reserved

Item 5.	Other Information

None

Item 6.	Exhibits**

Number		Description of Exhibits

1.1	—	Letter Agreement dated December 1, 2009, by and among the underwriter and Forbes Energy Services Ltd. (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K dated December 7, 2009).

1.2	—	Underwriting Agreement dated December 4, 2009, by and among the underwriter and Forbes Energy Services Ltd. (incorporated by reference to Exhibit 1.2 to the Company’s Current Report on Form 8-K dated December 7, 2009).

1.3	—	Purchase Agreement, dated as of May 24, 2011, among Jefferies & Company, Inc., Forbes Energy Services Ltd. and the guarantors party thereto (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K dated June 7, 2011).

2.1	—	Agreement and Plan of Reorganization effective January 1, 2008 among Forbes Energy Services LLC and the respective members of C.C. Forbes, LLC, TX Energy Services, LLC and Superior Tubing Testers, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-4/A filed June 27, 2008, Registration No. 333-150853).

2.2	—	Agreement and Plan of Reorganization effective May 29, 2008 among Forbes Energy Services Ltd. and the members of Forbes Energy Services LLC (incorporated by reference to Exhibit 2.2 to the Company’s Registration Statement on Form S-4/A filed June 27, 2008, Registration No. 333-150853).

2.3*	—	Plan of Conversion of Forbes Energy Services Ltd.

2.4*	—	Certificate of Conversion of Forbes Energy Services Ltd.

3.1	—	Memorandum of Association of Forbes Energy Services Ltd. (incorporated by reference to Exhibit 3.11 to the Company’s Registration Statement on Form S-4/A filed June 27, 2008, Registration No. 333-150853).

3.2	—	Amended and Restated Bye-laws of Forbes Energy Services Ltd. (incorporated by reference to Exhibit 3.12 to the Company’s Registration Statement on Form S-4/A filed June 27, 2008, Registration No. 333-150853).

3.3	—	Certificate of Formation of Forbes Energy Services Ltd. (including the certificates of designation for the Company’s Series A Preferred Stock and Series B Preferred Stock attached as appendices thereto) (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 8-A filed August 12, 2011).

3.4	—	Amended and Restated Bylaws of Forbes Energy Services Ltd. (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 8-A filed August 12, 2011).

4.1	—	Indenture, dated as of February 12, 2008 among Forbes Energy Services LLC and Forbes Energy Capital Inc., as issuers, the guarantors party thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

4.2	—	Supplemental Indenture (First Supplemental Indenture), dated as of May 29, 2008 among Forbes Energy Services Ltd., Forbes Energy Services LLC, Forbes Energy Capital Inc., the other Guarantors (as defined in the Indenture referred to therein) and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).

4.3	—	Supplemental Indenture (Second Supplemental Indenture, dated as of October 6, 2008 among Forbes Energy Services Ltd., Forbes Energy Services LLC, Forbes Energy Capital Inc., the other Guarantors (as defined in the Indenture referred to therein) and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

4.4	—	Third Supplemental Indenture, dated as of February 6, 2009 among Forbes Energy Services Ltd., Forbes Energy Services LLC, Forbes Energy Capital Inc., the other Guarantors (as defined in the Indenture referred to therein) and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 6, 2009).

4.5	—	Fourth Supplemental Indenture, dated as of May 24, 2011, among Forbes Energy Services Ltd., Forbes Energy Services LLC, Forbes Energy Capital Inc., the other Guarantors (as defined therein) and Wells Fargo Bank, National Association, as trustee and collateral agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 20, 2011).

Number		Description of Exhibits

4.6	—	Indenture dated as of October 2, 2009, by and among Forbes Energy Services LLC and Forbes Energy Capital Inc., as issuers, the guarantors party thereto and Wilmington Trust FSB, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated October 10, 2009).

4.7	—	Notation of Guarantee from Forbes Energy Services Ltd. (incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

4.8	—	Notation of Guarantee from Forbes Energy International, LLC (incorporated by reference to Exhibit 4.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

4.9	—	Specimen 144A Global 11% Senior Secured Exchange Note due 2015 (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-4/A filed June 27, 2008, Registration No. 333-150853).

4.10	—	Rights Agreement dated as of May 19, 2008 between Forbes Energy Services Ltd. and CIBC Mellon Trust Company, as Rights Agent, which includes as Exhibit A the Certificate of Designations of Series A Junior Participating Preferred Shares, as Exhibit B the form of Right Certificate and as Exhibit C the form of Summary of Rights to Purchase Shares (incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-4/A filed June 27, 2008, Registration No. 333-150853).

4.11	—	Certificate of Designation of the Series B Senior Convertible Preferred Shares (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed May 28, 2010).

4.13	—	Indenture, dated June 7, 2011 among Forbes Energy Services Ltd., as issuer, the guarantors party thereto and Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated June 7, 2011).

4.14	—	Registration Rights Agreement, dated as of June 7, 2011, among Jefferies & Company, Inc., Forbes Energy Services Ltd. and the guarantors party thereto (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated June 7, 2011).

4.17	—	Amended and Restated Certificate of Designation of the Series B Senior Convertible Preferred Shares (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed January 25, 2011).

4.18	—	Specimen Certificate for the Company’s common stock, $0.04 par value (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form 8-A filed August 12, 2011).

9.2	—	Amended and Restated Nominating and Voting Agreement dated as of March 9, 2011, by and among John E. Crisp, Charles C. Forbes, Jr., Janet Forbes and Forbes Energy Services Ltd. (incorporated by reference to Exhibit 9.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010).

10.1	—	Amendment to 2008 Incentive Compensation Plan (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-4/A filed on August 8, 2011, Registration No. 333-170741).

31.1*	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2*	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1*	—	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	—	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	—	Interactive Data File.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORBES ENERGY SERVICES LTD.

August 15, 2011	By:	/S/ JOHN E. CRISP
John E. Crisp
Chairman, Chief Executive Officer and President
(Principal Executive Officer)

August 15, 2011	By:	/S/ L. MELVIN COOPER
L. Melvin Cooper
Senior Vice President,
Chief Financial Officer and Assistant Secretary
(Principal Financial and Accounting Officer)

42

EXHIBIT INDEX**

Number		Description of Exhibits

1.1	—	Letter Agreement dated December 1, 2009, by and among the underwriter and Forbes Energy Services Ltd. (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K dated December 7, 2009).

1.2	—	Underwriting Agreement dated December 4, 2009, by and among the underwriter and Forbes Energy Services Ltd. (incorporated by reference to Exhibit 1.2 to the Company’s Current Report on Form 8-K dated December 7, 2009).

1.3	—	Purchase Agreement, dated as of May 24, 2011, among Jefferies & Company, Inc., Forbes Energy Services Ltd. and the guarantors party thereto (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K dated June 7, 2011).

2.1	—	Agreement and Plan of Reorganization effective January 1, 2008 among Forbes Energy Services LLC and the respective members of C.C. Forbes, LLC, TX Energy Services, LLC and Superior Tubing Testers, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-4/A filed June 27, 2008, Registration No. 333-150853).

2.2	—	Agreement and Plan of Reorganization effective May 29, 2008 among Forbes Energy Services Ltd. and the members of Forbes Energy Services LLC (incorporated by reference to Exhibit 2.2 to the Company’s Registration Statement on Form S-4/A filed June 27, 2008, Registration No. 333-150853).

2.3*	—	Plan of Conversion of Forbes Energy Services Ltd.

2.4*	—	Certificate of Conversion of Forbes Energy Services Ltd.

3.1	—	Memorandum of Association of Forbes Energy Services Ltd. (incorporated by reference to Exhibit 3.11 to the Company’s Registration Statement on Form S-4/A filed June 27, 2008, Registration No. 333-150853).

3.2	—	Amended and Restated Bye-laws of Forbes Energy Services Ltd. (incorporated by reference to Exhibit 3.12 to the Company’s Registration Statement on Form S-4/A filed June 27, 2008, Registration No. 333-150853).

3.3	—	Certificate of Formation of Forbes Energy Services Ltd. (including the certificates of designation for the Company’s Series A Preferred Stock and Series B Preferred Stock attached as appendices thereto) (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 8-A filed August 12, 2011).

3.4	—	Amended and Restated Bylaws of Forbes Energy Services Ltd. (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 8-A filed August 12, 2011).

4.1	—	Indenture, dated as of February 12, 2008 among Forbes Energy Services LLC and Forbes Energy Capital Inc., as issuers, the guarantors party thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

4.2	—	Supplemental Indenture (First Supplemental Indenture), dated as of May 29, 2008 among Forbes Energy Services Ltd., Forbes Energy Services LLC, Forbes Energy Capital Inc., the other Guarantors (as defined in the Indenture referred to therein) and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).

4.3	—	Supplemental Indenture (Second Supplemental Indenture, dated as of October 6, 2008 among Forbes Energy Services Ltd., Forbes Energy Services LLC, Forbes Energy Capital Inc., the other Guarantors (as defined in the Indenture referred to therein) and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

4.4	—	Third Supplemental Indenture, dated as of February 6, 2009 among Forbes Energy Services Ltd., Forbes Energy Services LLC, Forbes Energy Capital Inc., the other Guarantors (as defined in the Indenture referred to therein) and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 6, 2009).

4.5	—	Fourth Supplemental Indenture, dated as of May 24, 2011, among Forbes Energy Services Ltd., Forbes Energy Services LLC, Forbes Energy Capital Inc., the other Guarantors (as defined therein) and Wells Fargo Bank, National Association, as trustee and collateral agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 20, 2011).

EXHIBIT INDEX**

Number		Description of Exhibits

4.6	—	Indenture dated as of October 2, 2009, by and among Forbes Energy Services LLC and Forbes Energy Capital Inc., as issuers, the guarantors party thereto and Wilmington Trust FSB, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated October 10, 2009).

4.7	—	Notation of Guarantee from Forbes Energy Services Ltd. (incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

4.8	—	Notation of Guarantee from Forbes Energy International, LLC (incorporated by reference to Exhibit 4.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

4.9	—	Specimen 144A Global 11% Senior Secured Exchange Note due 2015 (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-4/A filed June 27, 2008, Registration No. 333-150853).

4.10	—	Rights Agreement dated as of May 19, 2008 between Forbes Energy Services Ltd. and CIBC Mellon Trust Company, as Rights Agent, which includes as Exhibit A the Certificate of Designations of Series A Junior Participating Preferred Shares, as Exhibit B the form of Right Certificate and as Exhibit C the form of Summary of Rights to Purchase Shares (incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-4/A filed June 27, 2008, Registration No. 333-150853).

4.11	—	Certificate of Designation of the Series B Senior Convertible Preferred Shares (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed May 28, 2010).

4.13	—	Indenture, dated June 7, 2011 among Forbes Energy Services Ltd., as issuer, the guarantors party thereto and Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated June 7, 2011).

4.14	—	Registration Rights Agreement, dated as of June 7, 2011, among Jefferies & Company, Inc., Forbes Energy Services Ltd. and the guarantors party thereto (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated June 7, 2011).

4.17	—	Amended and Restated Certificate of Designation of the Series B Senior Convertible Preferred Shares (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed January 25, 2011).

4.18	—	Specimen Certificate for the Company’s common stock, $0.04 par value (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form 8-A filed August 12, 2011).

9.2	—	Amended and Restated Nominating and Voting Agreement dated as of March 9, 2011, by and among John E. Crisp, Charles C. Forbes, Jr., Janet Forbes and Forbes Energy Services Ltd. (incorporated by reference to Exhibit 9.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010).

10.1	—	Amendment to 2008 Incentive Compensation Plan (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-4/A filed on August 8, 2011, Registration No. 333-170741).

31.1*	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2*	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1*	—	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	—	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	—	Interactive Data File.

*	Filed herewith.