Form 10-Q
period 2011-09-30
Forbes Energy Services Ltd.
filed 2011-11-14
CIK 1434842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Shares outstanding of each of the registrant’s classes of common stock as of November 14, 2011 after taking into account the recent four-to-one consolidation of the common stock effective as of August 12, 2011:

Class	Outstanding as of November 14, 2011
Common Stock, $.04 par value	20,918,417

*	As of August 12, 2011, the registrant changed its jurisdiction of incorporation from Bermuda to Texas, by discontinuing from Bermuda and converting into a Texas Corporation

FORBES ENERGY SERVICES LTD. AND SUBSIDIARIES (a/k/a the “Forbes Group”)

i

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and any oral statements made in connection with it include certain forward-looking statements within the meaning of the federal securities laws. You can generally identify forward-looking statements by the appearance in such a statement of words like “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project” or “should” or other comparable words or the negative of these words. When you consider our forward-looking statements, you should keep in mind the risk factors we describe and other cautionary statements we make in this Quarterly Report on Form 10-Q. Our forward-looking statements are only predictions based on expectations that we believe are reasonable. Our actual results could differ materially from those anticipated in, or implied by, these forward-looking statements as a result of known risks and uncertainties set forth below and elsewhere in this Quarterly Report on Form 10-Q. These factors include or relate to the following:

•	supply and demand for oilfield services and industry activity levels;

•	potential for excess capacity;

•	spending by the oil and natural gas industry given the continuing worldwide economic downturn;

•	our level of indebtedness in the current depressed market;

•	possible impairment of our long-lived assets;

•	our ability to maintain stable pricing;

•	competition;

•	substantial capital requirements;

•	significant operating and financial restrictions under our indentures;

•	technological obsolescence of operating equipment;

•	dependence on certain key employees;

•	concentration of customers;

•	substantial additional costs of compliance with reporting obligations, the Sarbanes-Oxley Act and indenture covenants;

•	material weaknesses in internal controls over financial reporting;

•	seasonality of oilfield services activity;

•	collection of accounts receivable;

•	environmental and other governmental regulation, including potential climate change legislation;

•	the potential disruption of business activities caused by the physical effects, if any, of climate change;

•	risks inherent in our operations;

•	market response to global demands to curtail use of oil and natural gas;

•	ability to fully integrate future acquisitions;

•	variation from projected operating and financial data;

•	variation from budgeted and projected capital expenditures;

•	volatility of global financial markets;

•	risks associated with our foreign operations;

•	risk associated with the performance of services outside the scope of our PEMEX contract;

•	risks associated with the failure to renew our PEMEX contract or to otherwise repurpose our assets in Mexico; and

•	the other factors discussed under “Risk Factors” in this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)

Condensed Consolidated Balance Sheets (unaudited)

	September 30,	December 31,
	2011	2010
Assets
Current assets
Cash and cash equivalents	$27,222,278	$30,458,457
Accounts receivable—trade, net of allowance of $6.6 million and $6.4 million for 2011 and 2010, respectively	126,591,586	85,682,475
Accounts receivable—related parties	1,694,506	178,174
Accounts receivable—other	4,105,447	2,985,052
Prepaid expenses	2,609,821	5,733,664
Other current assets	1,086,105	839,192

Total current assets	163,309,743	125,877,014
Property and equipment, net	289,273,842	274,231,466
Other intangible assets, net	31,591,688	33,737,585
Deferred financing costs, net of accumulated amortization of $0.3 and $5.7 million for 2011 and 2010, respectively	9,596,978	8,907,520
Restricted cash	16,140,259	9,043,246
Other assets	89,407	33,036

Total assets	$510,001,917	$451,829,867

Liabilities and Shareholders’ Equity
Current liabilities
Current portions of long-term debt	$2,797,039	$6,463,820
Accounts payable—trade	43,182,836	20,719,691
Accounts payable—related parties	533,119	8,106,960
Dividends payable	61,259	—
Income taxes payable	—	249,022
Accrued interest payable	8,045,242	9,028,812
Accrued expenses	17,039,716	12,595,848

Total current liabilities	71,659,211	57,164,153
Long-term debt, less unamortized discount on senior secured notes and current portions of long-term debt	283,957,579	212,914,685
Deferred tax liability	20,382,466	29,685,339

Total liabilities	375,999,256	299,764,177

Commitments and contingencies (Note 10)
Series B senior convertible preferred shares	14,466,412	15,270,293

Shareholders’ equity
Preference shares, $.01 par value, 10,000,000 shares authorized none issued and outstanding at September 30, 2011 and December 31, 2010	—	—
Common shares, $.04 par value, 112,500,000 shares authorized, 20,918,417 shares issued and outstanding at September 30, 2011 and December 31, 2010	836,737	836,737
Additional paid-in capital	187,072,177	185,134,992
Accumulated other comprehensive income (loss)	(424,582)	342,974
Accumulated deficit	(67,948,083)	(49,519,306)

Total shareholders’ equity	119,536,249	136,795,397

Total liabilities and shareholders’ equity	$510,001,917	$451,829,867

The accompanying notes are an integral part of these condensed consolidated financial statements.

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)

Condensed Consolidated Statements of Operations (unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Revenues
Well servicing	$65,830,108	$40,847,610	$172,816,789	$111,521,202
Fluid logistics and other	67,340,814	43,128,903	194,371,015	119,762,826

Total revenues	133,170,922	83,976,513	367,187,804	231,284,028

Expenses
Well servicing	52,043,990	32,632,654	136,969,813	89,992,590
Fluid logistics and other	49,816,736	32,262,539	142,730,107	92,554,158
General and administrative	6,944,206	5,535,451	26,768,334	17,747,263
Depreciation and amortization	10,463,137	10,089,067	30,575,444	29,927,159

Total expenses	119,268,069	80,519,711	337,043,698	230,221,170

Operating income	13,902,853	3,456,802	30,144,106	1,062,858
Other income (expense)
Interest income	18,461	11,694	57,764	110,603
Interest expense	(6,758,884)	(6,770,550)	(20,517,051)	(20,612,136)
Gain (loss) on early extinguishment of debt	—	—	(35,414,833)	18,591
Other income (expense), net	2,292	116,137	71,128	7,871

Income (loss) before taxes	7,164,722	(3,185,917)	(25,658,886)	(19,412,213)
Income tax (benefit) expense	2,803,315	(1,104,267)	(7,230,109)	(6,917,701)

Net income (loss)	4,361,407	(2,081,650)	(18,428,777)	(12,494,512)
Preferred shares dividends	(194,135)	(278,432)	7,552	(342,389)

Net income (loss) attributable to common shareholders	$4,167,272	$(2,360,082)	$(18,421,225)	$(12,836,901)

Income (loss) per share of common stock (note 12)
Basic	$0.20	$(0.11)	$(0.88)	$(0.61)
Diluted	$0.16	$(0.11)	$(0.88)	$(0.61)
Weighted average number of shares outstanding
Basic	20,918,417	20,918,417	20,918,417	20,918,417
Diluted	26,600,004	20,918,417	20,918,417	20,918,417

The accompanying notes are an integral part of these condensed consolidated financial statements.

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)

Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Net income (loss)	$4,361,407	$(2,081,650)	$(18,428,777)	$(12,494,512)
Other comprehensive income (loss):
Foreign currency translation adjustments	(333,335)	263,579	(767,556)	263,579

Comprehensive income (loss)	$4,028,072	$(1,818,071)	$(19,196,333)	$(12,230,933)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)

Condensed Consolidated Statements of Changes in Shareholders’ Equity (unaudited)

						Accumulated
					Additional	Other		Total
	Preferred Shares		Common Shares		Paid-In	Comprehensive	Accumluated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance:
December 31, 2010	588,059	$15,270,293	20,918,417	$836,737	$185,134,992	$342,974	$(49,519,306)	$136,795,397
Share-based compensation	—	—	—	—	1,929,633	—	—	1,929,633
Net loss	—	—	—	—	—	—	(18,428,777)	(18,428,777)
Foreign currency translation adjustment	—	—	—	—	—	(767,556)	—	(767,556)
Preferred share dividends	—	(191,316)	—	—	7,552	—	—	7,552
Adjustment to preferred share dividends	—	(612,565)	—	—	—	—	—	—

Balance:
September 30, 2011	588,059	$14,466,412	20,918,417	$836,737	$187,072,177	$(424,582)	$(67,948,083)	$119,536,249

The accompanying notes are an integral part of these condensed consolidated financial statements.

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)

Condensed Consolidated Statements of Cash Flows (unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Cash flows from operating activities:
Net income (loss)	$4,361,407	$(2,081,650)	$(18,428,777)	$(12,494,512)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	9,747,838	9,354,205	28,429,547	27,761,699
Amortization expense	715,299	734,988	2,145,897	2,165,586
Amortization of Second Priority Notes OID	—	163,611	324,306	615,202
Share-based compensation	581,355	674,238	1,929,633	1,919,077
Deferred tax expense (benefit)	2,083,899	(1,474,278)	(9,302,873)	(7,287,712)
Loss on disposal of assets, net	182,697	110,416	985,842	220,266
(Gain) loss on early extinguishment of debt	—	—	10,403,237	(18,591)
Bad debt expense	395,571	93,068	906,040	995,186
Amortization of deferred financing cost	335,601	542,213	1,248,577	1,657,051
Changes in operating assets and liabilities:
Accounts receivable	(9,380,780)	2,194,674	(43,517,043)	(26,020,239)
Accounts receivable—related party	(963,440)	52,345	(1,516,333)	(1,204)
Prepaid expenses and other current assets	1,238,699	1,240,763	(1,662,271)	2,294,136
Accounts payable—trade	587,463	3,460,668	18,805,764	6,138,986
Accounts payable—related party	2,233,078	286,096	(7,247,838)	439,546
Accrued expenses	(9,482,760)	(662,633)	3,777,809	3,824,594
Income taxes payable	(53,298)	183,393	(249,022)	183,393
Accrued interest payable	6,388,256	(5,836,907)	(983,570)	(5,938,294)

Net cash provided by (used in) operating activities	8,970,885	9,035,210	(13,951,075)	(3,545,830)

Cash flows from investing activities:
Proceeds from sale of property and equipment	120,352	—	647,454	—
Restricted cash	(11,803)	(11,366)	(7,097,013)	(39,678)
Purchases of property and equipment	(12,151,818)	(2,376,938)	(35,829,895)	(5,621,687)

Net cash used in investing activities	(12,043,269)	(2,388,304)	(42,279,454)	(5,661,365)

Cash flows form financing activities:
Payments on debt	(1,081,871)	(1,792,798)	(3,639,179)	(5,151,773)
Proceeds from issuance of preferred stock	—	—	—	14,229,600
Retirement of Second Priority Notes	—	—	(212,500,000)	(6,778,750)
Net proceeds from issuance of Senior Notes	—	—	273,700,000	—
Payments for debt issuance costs	(2,575,187)	—	(3,693,262)	—
Dividends paid on Series B Senior Convertible Preferred Shares	(735,075)	—	(735,075)	—
Other	—	(61,883)	—	(215,250)

Net cash provided by (used in) financing activities	(4,392,133)	(1,854,681)	53,132,484	2,083,827

Effect of currency translation on cash and cash equivalents	(232,569)	(53,936)	(138,134)	(53,936)

Net increase (decrease) in cash and cash equivalents	(7,697,086)	4,738,289	(3,236,179)	(7,177,304)
Cash and cash equivalents
Beginning of period	34,919,364	16,509,774	30,458,457	28,425,367

End of period	$27,222,278	$21,248,063	$27,222,278	$21,248,063

The accompanying notes are an integral part of these condensed consolidated financial statements.

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)

Notes to Condensed Consolidated Financial Statements

1. Organization and Nature of Operations

Nature of Business

Forbes Energy Services Ltd. (“FES Ltd”) and its subsidiaries, Forbes Energy Services LLC (“FES LLC”), Forbes Energy Capital Inc. (“FES CAP”), C.C. Forbes, LLC (“CCF”), TX Energy Services, LLC (“TES”), Superior Tubing Testers, LLC (“STT”) and Forbes Energy International, LLC (“FEI LLC”) are headquartered in Alice, Texas, and conduct business primarily in the state of Texas. On October 15, 2008, FES LLC and FEI LLC formed Forbes Energy Services México, S. de R.L. de C.V. (“FES Mexico”), a Mexican limited liability company (sociedad de responsabilidad limitada de capital variable), to conduct operations in Mexico. On December 3, 2008, Forbes Energy Services Mexico Servicios de Personal, S. de R.L de C. V., a Mexican limited liability company, was formed to provide employee services to FES Mexico, and in May 2009, FES Ltd formed a branch in Mexico. As used in these condensed consolidated financial statements, the “Company,” the “Forbes Group,” “we,” or “our” means FES Ltd and all its direct and indirect subsidiaries.

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

3. Basis of Presentation

Interim Financial Information

The unaudited condensed consolidated financial statements of the Forbes Group are prepared in conformity with accounting principles generally accepted in the United States of America, or “GAAP” for interim financial reporting. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted. Therefore, these consolidated financial statements should be read along with the annual audited consolidated financial statements and notes thereto included in Forbes Group’s Annual Report on Form 10-K for the year ended December 31, 2010. In management’s opinion, all adjustments necessary for a fair statement are reflected in the interim periods presented. Interim results for the three and nine months ended September 30, 2011 may not be indicative of results that will be realized for the full year ending December 31, 2011. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Share Consolidation

As of August 12, 2011, FES Ltd discontinued its existence in Bermuda and converted into a Texas corporation. In connection with and immediately prior to this Texas conversion, FES Ltd effected a 4-to-1 share consolidation, or the Share Consolidation, as discussed in Note 16. All references included in this prospectus to the number of shares, par value and per share amounts of the common stock of FES Ltd prior to the Share Consolidation have been retroactively adjusted to give effect to the Share Consolidation.

Recently Adopted Accounting Pronouncements

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220)” (“ASU 2011-05”). In ASU 2011-05, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements. For public companies, ASU 2011-05 shall be applied retrospectively and is effective for fiscal years and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. The Company adopted ASU 2011-05 for the interim period ended September 30, 2011.

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

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles — Goodwill and Other” (“ASU 2011-08”). ASU 2011-08 allows a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the two-step impairment test for that reporting unit would be performed. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 and early adoption is permitted. We expect to early adopt the provisions of ASU 2011-08 during the fourth quarter of 2011 and do not believe that the adoption of this standard will have a material impact on our financial position, results of operations, or cash flows.

4. Intangible Assets

The following sets forth the identified intangible assets by major asset class:

		As of September 30, 2011			As of December 31, 2010
	Useful Life (years)	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Customer relationships	15	$31,895,919	$7,973,980	$23,921,939	$31,895,919	$6,379,184	$25,516,735
Trade names	15	8,049,750	2,012,437	6,037,313	8,049,750	1,609,950	6,439,800
Safety training program	15	1,181,924	295,453	886,471	1,181,924	236,385	945,539
Dispatch software	10	1,135,282	425,730	709,552	1,135,282	340,585	794,697
Other	10	58,300	21,887	36,413	58,300	17,486	40,814

		$42,321,175	$10,729,487	$31,591,688	$42,321,175	$8,583,590	$33,737,585

The Company expenses costs associated with extensions or renewals of intangible assets. There were no such extensions or renewals in the three and nine months ended September 30, 2011 and 2010. Amortization expense is calculated using the straight-line method over the three and nine months indicated. Aggregate amortization expense of intangible assets for the three months ended September 30, 2011 and 2010 was $0.7 million and $0.7 million and for the nine months ended September 30, 2011 and 2010 was $2.1 million and $2.1 million, respectively. Amortization expense associated with identified intangible assets is expected to be approximately $2.9 million in each of the next five years. The weighted average amortization period remaining for intangible assets is 11 years.

5. Stock-Based Compensation

From time to time, the Company grants stock options to its employees, including executive officers and directors from its 2008 Incentive Compensation Plan. Stock options issued in 2008 originally vested over a three-year period. On August 11, 2011, however, the Company exchanged 667,500 of these options in a .72 to 1 exchange for 480,600 options (the “Exchange Options”). These Exchange options vest one-third every four months from the exchange date and the Company will recognize $0.1 of compensation expense for this exchange over a 12 month period. For the 2010 stock option issuances, the standard option vests over a two year period, with one fourth vesting every six months, until fully vested. New options, unrelated to the Exchange Options, were also issued in August 2011. These new options vest over a three-year period, with approximately one third vesting on the first, second and third anniversaries of the date of grant. For most grantees, vested options expire at the earlier of either one year after the termination of grantee’s employment by reason of death, disability or retirement, ninety days after termination of the grantee’s employment other than upon grantee’s death, disability or retirement, or ten years after the date of grant. All then outstanding options and the corresponding strike prices were adjusted for the share consolidation effective August 12, 2011.

The following table presents a summary of the Company’s stock option activity for the nine months ended September 30, 2011.

	Shares	Weighted- Average Exercise Price(1)	Weighted- Average Remaining Contractual Term		Aggregate Intrinsic Value
Options outstanding at December 31, 2010	1,305,000	$15.64	8.49	years	$1,905,000
Stock options:
Granted	1,274,000	—	—		—
Exercised	—	—	—		—
Forfeited	(207,388)	—	—		—

Options outstanding at September 30, 2011	2,371,612	$7.43	9.02	years	$1,726,484

Vested and expected to vest at September 30, 2011	313,906	$2.60	8.92	years	$863,242

Exercisable at September 30, 2011	313,906	$2.60	8.92	years	$863,242

(1)	The number of shares and price per share information in the tables above have been retroactively adjusted to give effect to the 4-to-1 share consolidation effective August 12, 2011.

During the three months ended September 30, 2011 and September 30, 2010 the Company recorded total stock based compensation expense of $0.6 million and $0.7 million, respectively. During the nine months ended September 30, 2011 and September 30, 2010 the Company recorded total stock based compensation expense of $1.9 million and $1.9 million, respectively. No stock-based compensation costs were capitalized for the periods ended September 30, 2011 and 2010. As of September 30, 2011, total unrecognized stock-based compensation costs amounted to $10.1 million (net of estimated forfeitures); and is expected to be recorded over a weighted-average period of 2.7 years.

At September 30, 2011, after taking into account the amendments to the 2008 incentive compensation plan approved by the company’s shareholders at their special and general annual meeting on June 27, 2011, the subsequent Exchange Options issued August 11, 2011 and new awards issued on August 15, 2011, there were 605,888 shares available for future grants under the 2008 Incentive Compensation Plan.

6. Property and Equipment

Property and equipment consisted of the following:

	Estimated Life in Years	September 30, 2011	December 31, 2010
Well servicing equipment	3-15 years	$325,368,495	$291,262,056
Autos and trucks	5-10 years	87,884,817	81,982,319
Disposal wells	5-15 years	11,148,156	11,446,624
Building and improvements	5-30 years	7,672,594	6,735,728
Furniture and fixtures	3-10 years	2,581,566	2,360,180
Land		581,242	581,242
Other	3-15 years	38,105	49,734

		435,274,975	394,417,883
Accumulated depreciation		(146,001,133)	(120,186,417)

		$289,273,842	$274,231,466

Depreciation expense was $9.7 million and $28.4 million for the three and nine months ended September 30, 2011 and $9.4 and $27.8 million for the three and nine months ended September 30, 2010, respectively.

7. Long-Term Debt

Long-term debt at September 30, 2011 consisted of the following:

	September 30, 2011	December 31, 2010
9% Senior Notes	$280,000,000	$—
Second Priority Notes, gross	—	192,500,000
Less: Unamortized original issue discount	—	(2,672,317)

Second Priority Notes, net	—	189,827,683

First Priority Notes	—	20,000,000
Third party vehicle and equipment loans	6,607,050	4,916,659
Insurance notes	147,568	4,634,163

	286,754,618	219,378,505
Less: Current portion	(2,797,039)	(6,463,820)

	$283,957,579	$212,914,685

9% Senior Notes

On June 7, 2011, FES Ltd issued $280.0 million in principal amount of 9% Senior Notes due 2019 (the “9% Senior Notes”). The proceeds of the 9% Senior Notes were used to purchase and/or redeem 100% of the First Priority Floating Rate Notes due 2014 and the outstanding 11% Senior Secured Notes due 2015 issued by Forbes Energy Services LLC and Forbes Energy Capital Inc. The 9% Senior Notes mature on June 15, 2019, and require semi-annual interest payments, in arrears, at an annual rate of 9% on June 15 and December 15 of each year until maturity commencing December 15, 2011. No principal payments are due until maturity.

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

•

Limitation on Restricted Payments—Subject to certain limited exceptions, including specific permission to pay cash dividends on the Company’s Series B Senior Convertible Preferred Shares up to $260,000 per quarter, the Company is prohibited from (i) declaring or paying dividends or other distributions on its equity securities (other than dividends or distributions payable in equity securities), (ii) purchasing or redeeming any of the Company’s equity securities, (iii) making any payment on indebtedness contractually subordinated to the 9% Senior Notes, except a payment of interest or principal at the stated maturity thereof, or (iv) making any investment defined as a “Restricted Investment,” unless, at the time of and after giving effect to such payment, the Company is not in default and the Company is able to incur at least $1.00 of additional Indebtedness pursuant to the Fixed Charge Coverage Ratio (as defined in the 9% Senior Indenture). Further, the amount of such payment plus all other such payments made by the Company since the issuance of the 9% Senior Notes must be less than the aggregate of (a) 50% of Consolidated Net Income (as defined in the 9% Senior Indenture) since the April 1, 2011 (or 100%, if such figure is a deficit), (b) 100% of the aggregate net cash proceeds from equity offerings since the issuance of the 9% Senior Notes, (c) if any Restricted Investments have been sold for cash, the proceeds from such sale (or the original cash investment if that amount is lower); and (d) 50% of any dividends received by the Company from an unrestricted subsidiary. As of September 30, 2011 the Company is compliant with all restrictive covenants.

Second Priority Notes

On February 12, 2008, FES LLC and FES CAP issued $205.0 million in principal amount of 11% senior secured notes due 2015 (together with notes issued in exchange therefore, the “Second Priority Notes”). Pursuant to the requirements of the indenture governing the Second Priority Notes (the “Second Priority Indenture”), by the end of the second quarter of 2010, we had repurchased $12.5 million in aggregate principal amount of Second Priority Notes. In May 2011, we commenced a cash tender offer to purchase any and all of the Second Priority Notes then outstanding. In connection with this tender offer, we successfully solicited consents to proposed amendments that would eliminate most of the restrictive covenants and event of default provisions contained in the Second Priority Indenture. In June 2011, pursuant to this tender offer, we purchased 99.8% of the outstanding principal amount of the Second Priority Notes for $192.1 million. As a result of the completion of the tender offer, the fourth supplemental indenture to the Second Priority Indenture, which contained the amendments proposed in the consent solicitation, became effective eliminating most of the restrictive covenants and event of default provisions of the Second Priority Indenture. On June 27, 2011, the Company paid $0.4 million to redeem the remaining outstanding Second Priority Notes which closed on July 27, 2011. As a result, the Second Priority Indenture was discharged and all liens relating thereto were released. The tender purchase price premium and consent fee paid was $24,411,596 or 12.75% or 9.75%, depending on date tendered. Unamortized deferred financing charges and discount written off in connection with the redemption were $9,547,698. Total loss on early extinguishment of debt related to Second Priority Notes was $33,959,294.

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

Revolving Credit Facility

On September 9, 2011, FES Ltd and its domestic subsidiaries (with the exception of FES CAP) entered into a loan and security agreement with Regions Bank, SunTrust Bank, CIT Bank and Capital One Leverage Finance Corp., as lenders, and Regions Bank, as agent for the secured parties, or the Agent. The loan and security agreement provides for an asset based revolving credit facility with a maximum initial borrowing credit of $75 million, subject to borrowing base availability. As of September 30, 2011, $75 million was available under this new credit facility. The loan and security agreement has a stated maturity of September 9, 2016. The proceeds of this credit facility can be used for the purchase of well services equipment, permitted acquisitions, general operations, working capital and other general corporate purposes.

Under the loan and security agreement, our borrowing base at any time is equal to (i) 85% of eligible accounts, which are determined by Agent in its reasonable discretion, plus (ii) the lesser of 85% of the appraised value, subject to certain adjustments, of our well services equipment that has been properly pledged and appraised, is in good operating condition and is located in the United States, or 100% of the net book value of such equipment, minus (iii) any reserves established by the Agent in its reasonable discretion.

At our option, borrowings under this new credit facility will bear interest at a rate equal to either (i) the LIBOR rate plus an applicable margin of between 2.25% to 2.75% based on borrowing availability or (ii) a base rate plus an applicable margin of between 1.25% to 1.75% based on borrowing availability, where the base rate is equal to the greater of the prime rate established by Regions Bank, the overnight federal funds rate plus 0.5% or the LIBOR rate for a one month period plus 1%.

In addition to paying interest on outstanding principal under the facility, a fee of 0.375% per annum will accrue on unutilized availability under the credit facility. We are required to pay a fee of between 2.25% to 2.75%, based on borrowing availability, with respect to the principal amount of any letters of credit outstanding under the facility. We are also responsible for certain other administrative fees and expenses. In connection with the execution of the loan and security agreement, we paid the lenders an upfront fee of $0.5 million.

FES LLC, FEI LLC, TES, CCF and STT are the borrowers under the loan and security agreement. Their obligations have been guaranteed by one another and by FES Ltd. Subject to certain exceptions and permitted encumbrances, including the exemption of real property interests from the collateral package, the obligations under this facility are secured by a first priority security interest in all of our assets.

We are able to voluntarily repay outstanding loans at any time without premium or penalty (subject to the fees discussed above). If at anytime our outstanding loans under the credit facility exceed the availability under our borrowing base, we may be required to repay the excess. Further, we are required to use the net proceeds from certain events, including certain judgments, tax refunds or insurance awards to repay outstanding loans; however, we may reborrow following such repayments if the conditions to borrowing are met.

The loan and security agreement contains customary covenants for an asset-based credit facility, which include (i) restrictions on certain mergers, consolidations and sales of assets; (ii) restrictions on the creation or existence of liens; (iii) restrictions on making certain investments; (iv) restrictions on the incurrence or existence of indebtedness; (v) restrictions on transactions with affiliates; (vi) requirements to deliver financial statements, report and notices to the Agent and (vii) a springing requirement to maintain a consolidated fixed charge coverage ratio (which is defined in the loan and security agreement) of 1.1:1.0 in the event that our excess availability under the credit facility falls below the greater of $11.3 million or 15% of our maximum credit under the facility for sixty consecutive days; provided that, the restrictions described in (i)—(v) above are subject to certain exceptions and permissions limited in scope and dollar value. The loan and security agreement also contains customary representations and warranties and event of default provisions.

We are currently seeking an amendment and waiver to the loan agreement governing our new credit facility which would improve our ability to enter into vehicle financing arrangements with third parties and that would waive certain existing requirements under the loan agreement with regard certain vehicle financing arrangements already in existence. We have engaged in discussion with Regions Bank, agent under the credit facility, and expect to be able to enter into this amendment and waiver shortly, however, there can be no assurances that we will be successful in doing so. Failure to negotiate this amendment and waiver could prevent us from being able to draw under this credit facility, which could negatively impact our liquidity.

Third Party Debt

During 2008, the Forbes Group financed the purchase of certain vehicles and equipment through third party loans with Paccar Financial Group. In addition, during the nine months ended September 30, 2011, the Forbes Group financed the purchase of certain vehicles and equipment through third party loans with Enterprise Fleet Management. As of September 30, 2011 and December 31, 2010 the third party notes had aggregate principal amounts outstanding of approximately $6.6 million and $4.9 million, respectively. These loans have repayment terms of between 42 to 60 monthly installments with the maturity dates ranging from May 2013 to December 2014. Interest accrues at rates ranging from 4.2% to 7.6% and is payable monthly. The loans are collateralized by equipment purchased with the proceeds of such loans.

Insurance Notes

During 2010, the Forbes Group entered into promissory notes with First Insurance Funding for the payment of insurance premiums during the period of the insurance coverage in an aggregate principal amount outstanding as of September 30, 2011 and December 31, 2010 of approximately $0.1 million and $4.6 million, respectively. These notes are or were payable in twelve monthly installments with maturity dates of September 15, 2011 and September 15, 2010, respectively. Interest accrues or accrued at a rate of approximately 3.7% and 4.1% for 2011 and 2010, respectively, and is payable monthly. The amount outstanding could be substantially offset by the cancellation of the related insurance coverage. The Company recently signed a new insurance note effective October 15, 2011 for $7.6 million at a rate of 3.6%.

8. Fair Value of Financial Instruments

The following is a summary of the carrying amounts and estimated fair values of our financial instruments as of September 30, 2011 and December 31, 2010. Fair value is defined as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

Cash and cash equivalents, restricted cash, trade accounts receivable, accounts receivable-related parties, accounts payable and accrued expenses: These carrying amounts approximate fair value because of the short maturity of these instruments.

	September 30, 2011		December 31, 2010
	Carrying amount	Fair value	Carrying amount	Fair value
9.0% Senior Notes	$280,000,000	$259,000,000	$—	$—
11.0% Second Priority Notes	—	—	192,500,000	188,650,000

9. Related Party Transactions

The Forbes Group enters into transactions with related parties in the normal course of conducting business. Accounts receivable–related parties and Accounts payable–related parties result from transactions with related parties which the company believes are at terms consistent with those available to third-party customers and from third-party vendors. Messrs. John E. Crisp and Charles C. Forbes Jr., executive officers and directors of FES Ltd, are also owners and managers of Alice Environmental Holdings, Ltd and indirect owners and managers of Alice Environmental Services, LP a wholly owned subsidiary of Alice Environmental Holdings, Ltd, collectively referred to as AES. The Forbes Group has entered into the following transactions with AES:

•	AES owns aircraft that the Forbes Group uses on a regular basis.

•	The Forbes Group is renting vacuum trucks from AES on a month-to-month basis.

•	The Forbes Group has entered into long-term real property leases, disposal well leases and disposal well operating agreements with AES.

In October 2008, the Forbes Group entered into a five year, operating lease agreement with AES to lease ten workover rigs and related support equipment. The gross lease amount of this agreement is approximately $15.2 million with monthly payments of approximately $0.3 million. The Forbes Group was granted an option to purchase the equipment at the end of the term for a purchase price of approximately $5.3 million.

In October 2010, the Forbes Group entered into an operating lease agreement effective January 2010 with AES to lease certain well servicing equipment, including trucks, tanks, swab units and other equipment. Previously this equipment was being rented month-to-month until certain conditions, which at this time have been satisfied, were met, upon which the term became four years. The gross agreement amount is approximately $3.2 million with monthly payments of approximately $0.1 million. The Forbes Group was granted an option to purchase the equipment at the end of the four year term for a purchase price of approximately $1.2 million.

On June 27, 2011, we purchased from AES the equipment being leased pursuant to the two equipment leases described above, as well as certain other frac tank equipment being rented from AES. We paid AES an aggregate purchase price of approximately $18.0 million, plus a payment for estimated sales tax of $1.7 million. This transaction was approved in the manner required under our indenture.

The Forbes Group has thirteen separate rental or lease agreements with AES for separate parcels of land and buildings. Ten of the leases were entered into at various dates subsequent to December 31, 2006. Ten of the leases are written and three are oral. Each written lease has a five-year term with the Forbes Group having the option to extend from between one and five years. Aggregate amounts paid for the thirteen rentals and leases were $0.3 million and $1.1 million for the three and nine months ended September 30, 2011 and 2010.

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

Other expenses related to the items discussed above were approximately $0.4 million and $4.0 million for the three and nine months ended September 30, 2011 and $1.5 million and $4.4 million for the three and nine months ended September 30, 2010 related to aircraft and equipment rental. Approximately $0.3 million and $0.9 million for the three and nine months ended September 30, 2011 and $0.5 million and $1.3 million for the three and nine months ended September 30, 2010 related to disposal of waste water, respectively. Various other expenses were less than $0.1 million in any period.

For the three months ended September 30, 2011 and 2010, Forbes Group recognized no revenue from AES while total expenses incurred were approximately $1.1 million and $2.4 million. For the nine months ended September 30, 2011 and 2010, Forbes Group recognized no revenue from AES while total expenses were approximately $6.0 million and $6.9 million. Accounts payable to AES as of September 30, 2011 and December 31, 2010, resulting from such transactions were $0.2 million and $0.4 million respectively. The Forbes Group had $0.4 million of accounts receivable from AES as of September 30, 2011 and no accounts receivable as of December 31, 2011, respectively.

Dorsal Services, Inc. is a trucking service provider that provides services to the Forbes Group. Mr. Crisp, one of FES Ltd.’s executive officers, who also serves as a director of FES Ltd, is a partial owner of Dorsal Services, Inc. The Forbes Group recognized revenues of approximately less than $0.1 million and less than $0.1 million; expenses of approximately $0.1 million and $0.1 million; and capital expenditures of $0 and less than $0.1 million from transactions with Dorsal Services, Inc. for the three months ended September 30, 2011 and 2010, respectively. The Company recognized revenues of less than $0.1 million and less than $0.1 million; expenses of approximately $0.4 million and $0.6 million, and capital expenditures of less than $0.1 million and less than $0.1 million from transactions with Dorsal Services, Inc. for the nine months ended September 30, 2011 and 2010, respectively. The Forbes Group had accounts receivable from Dorsal Services, Inc. of $0 million and $0.1 million as of September 30, 2011 and December 31, 2010, respectively, resulting from such transactions. The Forbes Group had accounts payable to Dorsal Services, Inc. of $0.1 million and $0.1 million as of September 30, 2011 and December 31, 2010, respectively, resulting from such transactions.

Tasco Tool Services, Inc. is a down-hole tool company that is partially owned and managed by a company that is owned by Messrs. Forbes, both executive officers and directors of FES Ltd. Tasco rents and sells tools to the Forbes Group from time to time. The Forbes Group had insignificant revenues from Tasco of and recognized expenses of approximately $0.1 million and $0.1 million and no capital expenditures related to transactions with Tasco for the three months ended September 30, 2011 and 2010, respectively. The Company had revenues from Tasco of less than $0.1 million and $0.1 million and recognized expenses of approximately $0.1 million and $0.1 million and no capital expenditures related to transactions with Tasco for the nine months ended September 30, 2011 and 2010, respectively. Accounts payable to Tasco as of September 30, 2011 and December 31, 2010 were $0.1 million and $0.1 million, respectively, resulting from these transactions.

FCJ Management, or FCJ, is a corporation that leases land and facilities to the Forbes Group and is owned by Messrs. Crisp and Forbes and Robert Jenkins, a manager of one of the subsidiaries of FES Ltd. The Forbes Group recognized expenses of $9,000 and $9,000 for the three months ended September 30, 2011 and 2010, respectively. The Company recognized expenses of $27,000 and $27,000 for the nine months ended September 30, 2011 and 2010, respectively. No revenues have been recognized from FCJ for any period. The Forbes Group had no accounts receivable from FCJ or accounts payable to FCJ as of September 30, 2011 or December 31, 2010, respectively.

C&F Partners is an entity that is owned by Messrs. Crisp and Forbes. The Forbes Group recognized expenses of $0.2 million and $0.1 million for the three months ended September 30, 2011 and 2010 respectively. The Forbes Group recognized expenses of $0.4 million and $0.4 million for the nine months ended September 30, 2011 and 2010, respectively. All expenses are related to aircraft rental. There were no capital expenditures for any period. There were no accounts receivable, and accounts payable were less than $0.1 million and less than $0.1 million as of September 30, 2011 and December 31, 2010, respectively.

Resonant Technology Partners is a computer networking group that provides services to the Forbes Group. A director of the Forbes Group has an interest in the computer networking company. The Forbes Group recognized expenses of approximately $0.1 million and approximately $0.1 million, and no capital expenditures for the three months ended September 30, 2011 and September 30, 2010, respectively. The Company recognized expenses of $0.2 million and $0.2 million, and capital expenditures of $0 and approximately $0.1 million for the nine months ended September 30, 2011 and 2010, respectively. The Forbes Group had accounts payable of approximately $0.1 million and $0 as of September 30, 2011 and December 31, 2010, respectively.

Wolverine Construction, Inc. is a construction and site preparation service company owned, by a son of Mr. Crisp an executive officer and director of FES Ltd. Mr. Crisp’s son is also a fulltime employee of The Forbes Group. The Forbes Group provided additional services to customers in the fiscal years 2011 and 2010 that were sub-contracted to Wolverine Construction, Inc. The company does not expect these services to continue in the future. The Forbes Group recognized no capital expenditures, revenues of approximately $1.1 million and less than $0.1 million and expenses of approximately $0.2 million and $1.0 million for the three months ended September 30, 2011, and September 30, 2010, respectively. The Forbes Group recognized no capital expenditures, revenues of approximately $1.1 million and $0.1 million and expenses of approximately $10.3 million and $2.1 million for the nine months ended September 30, 2011, and September 30, 2010, respectively. The Forbes Group had accounts receivable from Wolverine as of September 30, 2011 and December 31, 2010 of approximately $1.2 million and $0.1 million, respectively. The Forbes Group had accounts payable due to Wolverine of $0 and approximately $7.5 million as of September 30, 2011 and December 31, 2010, respectively.

Testco is a company that provides valve and gathering system testing services to the Forbes Group. Messrs. Crisp and Forbes, executive officers and directors of FES Ltd, along with a son of Mr. Crisp are partial owners of Testco. The Forbes Group incurred negligible expenses and no revenue for the three months ended September 30, 2011 and 2010, respectively. The Forbes Group had no accounts receivable from and no accounts payable to Testco as of September 30, 2011 and December 31, 2010, respectively.

CJ Petroleum Service LLC (“CJ Petroleum”) is a company that owns saltwater disposal wells and is owned by Messrs. Forbes and Crisp, Janet Forbes, a director of FES Ltd, and two sons of Mr. Crisp. The Forbes group recognized no revenue, expenses of approximately $0.2 million and $0.1 million, and no capital expenditures for the three months ended September 30, 2011 and September 30, 2010, respectively. The Forbes group recognized no revenue, expenses of approximately $0.4 million and $0.2 million, and no capital expenditures for the nine months ended September 30, 2011 and September 30, 2010, respectively. We had no accounts receivable from CJ Petroleum as of September 30, 2011 and December 31, 2010. We had accounts payable of $0.1 million to CJ Petroleum as of September 30, 2011 and less than $0.1 million as of December 31, 2010.

LA Contractors Ltd. is a bulk material hauling company partially owned by Ms. Forbes and sons of Mr. Crisp, Ms. Forbes and Mr. Forbes. The Forbes Group recognized no revenue and expenses of $0 and less than $0.1 million for the three months ended September 30, 2011 and 2010. The Forbes Group recognized no revenue and expenses of less than $0.1 million and approximately $0.2 million for the nine months ended September 30, 2011 and 2010. We had no accounts payable to LA Contractors as of September 30, 2011 and December 31, 2010.

Energy Fishing and Rentals, Inc. (“EFR”) is a specialty oilfield tool company that is partially owned by Messrs. Crisp and Forbes. EFR rents and sells tools to the Forbes Group from time to time. The Forbes Group recognized no revenues from EFR and incurred expenses of approximately $0.1 million related to transactions with EFR for the three months ended September 30, 2011 and 2010. Accounts payable to EFR as of September 30, 2011 $0.1 million resulting from these transactions.

JITSU, Inc. is a trucking service provider that, since October 2010, provides services to the Forbes Group. Janet Forbes and Mr. Crisp are owners of JITSU. The Forbes Group recognized no revenues; expenses of approximately $0.1 million and $0 and no capital expenditures from transactions with JITSU, Inc. for the three months ended September 30, 2011 and 2010, respectively. . The Forbes Group recognized no revenues; expenses of approximately $0.3 million and $0 and no capital expenditures from transactions with JITSU, Inc. for the nine months ended September 30, 2011 and 2010, respectively. The company had no accounts receivable from or accounts payable to JITSU as of September 30, 2011 and December 31, 2010, respectively.

Texas Quality Gate Guard, Inc. is an entity owned by Messrs. Crisp and Forbes that since October 2010 has provided security services to the Forbes Group. The Forbes Group recognized negligible revenues; expenses of approximately $0.1 million and $0, and no capital expenditures from transactions with Texas Quality Gate Guard, Inc. for the three months ended September 30, 2011 and 2010, respectively. The Forbes Group recognized negligible revenues and $0; expenses of approximately $0.2 million and $0 million, and no capital expenditures from transactions with Texas Quality Gate Guard, Inc. for the nine months ended September 30, 2011 and 2010, respectively. The company had no accounts receivable and accounts payable to Texas Quality Gate Guard, Inc. of approximately $0.1 million and $0.1 million as of September 30, 2011 and December 31, 2010, respectively.

Animas Holding, Inc., or Animas, is a property and disposal company that is owned by the two sons of Mr. Crisp and three children of Mr. Forbes. As of April 26, 2010, TES entered into a waste water disposal operating agreement with Animas whereby TES agrees to pay a monthly operational fee of $4,000 per month, plus $0.08 per barrel over 50,000 barrel per month. Animas agreed to pay TES ten percent of all skim oil payments obtained from this waste water disposal. The Forbes Group also has an oral agreement with Animas for the rental of two truck yards. The Company pays Animas $8,500 per month for the use of the two properties. The Forbes Group recognized no revenues; expenses of approximately $0.1 million and $0.1 million and no capital expenditures from transactions with Animas Holding, Inc. for the three months ended September 30, 2011 and 2010, respectively. The Forbes Group recognized no revenues; expenses of approximately $0.3 million and $0.3 million and no capital expenditures from transactions with Animas Holding, Inc. for the nine months ended September 30, 2011 and 2010, respectively. The company had no accounts receivable and accounts payable of less than $0.1 million and $0 to Animas Holding, Inc. as of September 30, 2011 and December 31, 2010, respectively.

Texas SWD Treatment is a saltwater disposal service company that is owned by a son of Mr. Crisp, an executive officer and director of FES Ltd. The Forbes group recognized no revenues and no expenses for the three months ended September 30, 2011 and 2010, respectively. The Forbes group recognized no revenues, expenses of approximately $0.1 million and $0 for the nine months ended September 30, 2011 and 2010, respectively. The company had no accounts receivable and no accounts payable to Texas SWD Treatment as of September 30, 2011 and December 31, 2010, respectively.

The C. W. Hahl Lease, an oil and gas lease, is owned by Mr. Forbes. The Forbes Group recognized revenues of approximately $0.1 million and $0 for the three months ended September 30, 2011 and 2010. The Forbes Group recognized approximately $0.1 million and no revenues for the nine months ended September 30, 2011 and 2010. Accounts receivable as of September 30, 2011 and December 31, 2010 were $0.1 and less than $0.1 million, respectively. The Forbes Group had no expenses or accounts payable from the C. W. Hahl Lease for either period.

F&D Oilfield Services LLC, is a contracting services company owned by a son of Mr. Crisp, an executive officer and director of FES Ltd. Mr Crisp’s son is also a full time employee of The Forbes Group. The Forbes Group recognized no revenues and expenses of $0 and $0.4 million for the three months ended September 30, 2011 and 2010. The Forbes Group recognized no revenues and expenses of $0.9 million and $0.9 million for the nine months ended September 30, 2011 and 2010. The Forbes Group had no accounts receivable and no accounts payable for either period. May 2011 was the last month any revenues or expenses were recognized from F&D Oilfield Services.

The Forbes Group has a relationship with Texas Champion Bank. Travis Burris, one of our directors, is also the President, Chief Executive Officer, and director of Texas Champion Bank. Mr. Crisp, our President and Chief Executive Officer, serves on the board of directors of Texas Champion Bank. As of September 30, 2011 and December 31, 2010 the Forbes Group had $11.8 million and $11 million, respectively, on deposit with this bank.

Messrs. Crisp and Forbes are directors and shareholders of Brush Country Bank, an institution with which the Company conducts business. As of September 30, 2011 and December 31, 2010, the Forbes Group had $1.4 million and $3.3 million on deposit with this bank.

Daniel Crisp, a son of John E. Crisp, the Chief Executive Officer of the Company, is employed as a manager by C.C. Forbes, LLC and TX Energy Services, LLC, both subsidiaries of the Company. Daniel Crisp received salary compensation of $145,639, $145,489 and $164,497 in 2010, 2009 and 2008, respectively. Daniel Crisp received an option to purchase 50,000 common shares at $28.00 per share in May 2008, which award vested over three years. He received an option to purchase 25,000 common shares at $2.60 per share in August 2010, which award vests over two years. Daniel Crisp exchanged his May 2008 options in the Company’s option exchange program for an option to purchase 36,000 common shares at an exercise price of $9.32 with a new quarterly vesting schedule covering one year. In August 2011, he received an option to purchase 214,000 common shares at $9.16 per share which will vest over three years.

Marcus Crisp, a brother of John E. Crisp, is employed as the West Texas Fluids Manager by C.C. Forbes, LLC and TX Energy Services, LLC, both subsidiaries of the Company. Marcus Crisp received salary compensation of $122,892, $118,731 and $143,133 in 2010, 2009 and 2008, respectively. In addition to these amounts, Marcus receives a monthly vehicle allowance. Marcus Crisp received an option to purchase 12,500 common shares at $28.00 per share in May 2008, which award vested over three years. He received an option to purchase 18,750 common shares at $2.60 per share in August 2010, which award vests over two years. Marcus Crisp exchanged his May 2008 options in the Company’s option exchange program for an option to purchase 9,000 common shares at an exercise price of $9.32 with a new quarterly vesting schedule covering one year. In August 2011, he received an option to purchase 125,000 common shares at $9.16 per share which will vest over three years.

Pete Crisp, a son of John E. Crisp, is employed by Forbes Energy Services LLC, a subsidiary of the Company. Pete Crisp received salary compensation of $114,000, $114,000 and $115,00 in 2010, 2009 and 2008. Pete Crisp received an option to purchase 12,500 common shares at $28.00 per share in May 2008, which award vested over three years. He received an option to purchase 12,500 common shares at $2.65 per share in August 2010, which award vests over two years. Pete Crisp exchanged his May 2008 options in the Company’s option exchange program for an option to purchase 9,000 common shares at an exercise price of $9.32 with a new vesting period of one year.

We believe all of the terms with companies described above are comparable to terms that were and are available to us in arm’s length transactions with non-related parties.

10. Commitments and Contingencies

Concentrations of Credit Risk

Financial instruments which subject the Forbes Group to credit risk consist primarily of cash balances maintained in excess of federal depository insurance limits and trade receivables. All of our non-interest bearing cash balances were fully insured at December 31, 2010 due to a temporary federal program in effect from December 31, 2010 through December 31, 2012. Under the program, there is no limit to the amount of insurance for eligible accounts. Beginning 2013, insurance coverage will revert to $250,000 per depositor at each financial institution, and our non-interest bearing cash balances may again exceed federally insured limits. The Forbes Group restricts investment of temporary cash investments to financial institutions with high credit standings. The Forbes Group’s customer base consists primarily of multi-national and independent oil and natural gas producers. The Forbes Group does not require collateral on its trade receivables. For the three months ended September 30, 2011 Forbes Group’s largest customer, five largest customers, and ten largest customers constituted 14.7%, 47.2%, and 62.3% of revenues, respectively. For the nine months ended September 30, 2011 Forbes Group’s largest customer, five largest customers, and ten largest customers constituted 13.0%, 44.3%, and 61.7% of revenues, respectively. The loss of any one of our top five customers would have a negative impact on the revenues and profits of the company. Further, our trade accounts receivable are from companies within the oil and natural gas industry and as such the Forbes Group is exposed to normal industry credit risks. The Forbes Group continually evaluates its reserves for potential credit losses and establishes reserves for such losses.

Self-Insurance

The Forbes Group is self-insured under its Employee Group Medical Plan for the first $125,000 per individual plus a $235,000 aggregate specific deductible. Incurred and unprocessed claims as of September 30, 2011 and December 31, 2010 amount to approximately $3.1 and $2.8 million, respectively. These claims are unprocessed and therefore their values are estimated and included in accrued expenses in the accompanying condensed consolidated balance sheets. In addition, to accruals for the self-insured portion of the Employee Group Medical Benefits Plan, the liability for incurred and unprocessed claims also includes estimated “run off” liabilities payable at future dates related to the worker’s compensation, general liability and automobile liability self-insurance program that was eliminated in October 2009.

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

On June 9, 2011, C. C. Forbes, LLC, a subsidiary of FES Ltd, settled certain litigation for a required cash payment of $5.5 million. This lawsuit had alleged that we had infringed on U.S. patents owned by the plaintiff in connection with our performance of our service contract for PEMEX in Mexico. Despite a favorable summary judgment on certain aspects of the suit and prior estimates by counsel of a low risk profile for the case, events at the trial on June 8 and 9 2011, caused us to reassess the risks of continued litigation and, in light of these risks, to elect to settle the case immediately. This expense was recorded in general and administrative expense during the quarter ending June 30, 2011. We do not believe this will impact our ongoing operations, including those operations providing services to PEMEX. The $5.5 million was paid to the plaintiff in July 2011.

Off-Balance Sheet Arrangements

We are often party to certain transactions that require off-balance sheet arrangements such as performance bonds, guarantees, operating leases for equipment, and bank guarantees that are not reflected in our condensed consolidated balance sheets. These arrangements are made in our normal course of business and they are not reasonably likely to have a current or future material adverse effect on our financial condition, results of operations, liquidity or cash flows.

We have an arrangement in Mexico that allows us to work jointly with a Mexican company, Merco, to service PEMEX. In order to complete many of our projects there, Merco Ingenieria S.A. de C.V., or Merco, will do site preparation work and we will do the well service work. Under mutual agreement, Forbes has taken 70% of the performance bond required and Merco Ingenieria S.A. de C.V., or Merco, has taken 30% of the bond. Historically, Forbes has performed more than 70% of the work in these projects. We believe that we have accurately reflected this arrangement throughout our financial statements and disclosures, and that there is no other liability to recognize from this arrangement.

11. Supplemental Cash Flow Information

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Cash paid for
Interest	$75,328	$11,901,901	$24,344,157	$24,684,120
Supplemental schedule of non-cash investing and financing activities
Changes in accrued expense related to capital expenditures	$2,126,065	$1,074,119	$3,918,202	$2,812,349
Preferred shares dividends and accretion costs	$(194,135)	$(278,432)	$7,522	$(342,389)
Adjustment to reclass dividends payable from temporary equity to liability	$—	$—	$612,565	$—

12. Earnings (loss) per Share

Basic earnings (loss) per share (“EPS”) is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding during the period (including for the periods prior to May 28, 2010, the Class B Shares convertible into common shares). Diluted earnings (loss) per share takes into account the potential dilution that could occur if securities or other contracts to issue common shares, such as warrants, options and convertible preference shares, were exercised and converted into common shares. Potential common stock equivalents that have been issued by the Forbes Group relate to outstanding stock options, which are determined using the treasury stock method, and the Series B Senior Convertible Preferred Shares (the “Series B Preferred Shares”), which are determined using the “if converted” method. In applying the if-converted method, conversion is not assumed for purposes of computing diluted EPS if the effect would be antidilutive. As of September 30, 2011 and 2010, there were 2.4 million and 1.3 million options to purchase common shares outstanding, and 588,059 and 588,059 Series B Senior Convertible Preferred Shares outstanding, respectively. The preferred stock is convertible at a rate of 9 common shares to one Series B Preferred Share.

The Company has determined that the Series B Preferred Shares are participating securities under ASC 260. Under ASC 260, a security is considered a participating security if the security may participate in undistributed earnings with common stock, whether that participation is conditioned upon the occurrence of a specified event or not. In accordance with ASC 260, a company is required to use the two-class method when computing EPS when a company has a security that qualifies as a “participating security.” The two-class method is an earnings allocation formula that determines EPS for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. A participating security is included in the computation of basic EPS using the two-class method. Under the two-class method, basic EPS for the Company’s common shares is computed by dividing net income applicable to common shares by the weighted-average common shares outstanding during the period. Under the certificate of designation for our Series B Preferred Shares (the “Series B Certificate of Designation”), if at any time the Company declares a dividend in cash which is greater in value than five percent on a cumulative basis over the previous twelve month period of the then current “Common Share Fair Market Value,” as that term is defined in the Series B Certificate of Designation, the Series B Preferred Shares will be entitled to receive a dividend payable in cash equal to the amount in excess of five percent of the then Common Share Fair Market Value per common share they would have received if all outstanding Series B Preferred Shares had been converted into common shares. There were no earnings allocated to the Series B Preferred Shares for the quarter ended September 30, 2011 since earnings for the quarter were not in excess of amounts prescribed by the Series B Certificate of Designation for our Series B Preferred Shares. Diluted EPS for the Company’s common shares is computed using the more dilutive of the two-class method or the if-converted method. The following table sets forth the reconciliation of weighted average shares outstanding and diluted weighted average shares outstanding:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Weighted average shares outstanding (1)	20,918,417	20,918,417	20,918,417	20,918,417
Dilutive effect of stock options	389,056	—	—	—
Dilutive effect of preferred shares	5,292,531	—	—	—

Diluted weighted average shares outstanding (1)	26,600,004	20,918,417	20,918,417	20,918,417

(1)	The number of shares and price per share information in the table and text above has been retroactively adjusted to give effect to the 4-to-1 Share Consolidation effective August 12, 2011.

There were 2,371,613 and 1,302,500 stock options outstanding as of September 30, 2011 and 2010, respectively that were not included in the calculation of diluted EPS for the nine months ended September 30, 2011 and the three and nine months ended September 30, 2010 because their effect would be antidilutive. There were 5,292,531 common equivalent shares outstanding relating to the Series B Senior Convertible Preferred Shares that were issued in May 2010 that for the nine months ended September 30, 2011 and the three and nine months ended September 30, 2010 are not included in the calculation because their effect would be antidilutive.

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Basic:
Net income (loss)	$4,361,407	$(2,081,650)	$(18,428,777)	$(12,494,512)
Preferred stock dividends and accretion	(194,135)	(278,432)	7,552	(342,389)

Net income (loss) attributable to common stockholders	4,167,272	(2,360,082)	(18,421,225)	(12,836,901)

Weighted-average common shares	20,918,417	20,918,417	20,918,417	20,918,417

Basic earnings (loss) per common share	$0.20	$(0.11)	$(0.88)	$(0.61)

Diluted:
Net income (loss)	$4,361,407	$(2,081,650)	$(18,428,777)	$(12,494,512)
Preferred stock dividends and accretion	(194,135)	(278,432)	7,552	(342,389)

Net income (loss) attributable to common stockholders	4,167,272	(2,360,082)	(18,421,225)	(12,836,901)

Effect of dilutive securities	194,135	—	—	—
Net income available to common shareholders plus assumed conversions	4,361,407	(2,360,082)	(18,421,225)	(12,836,901)

Weighted-average common shares	26,600,004	20,918,417	20,918,417	20,918,417

Diluted earnings (loss) per common share	$0.16	$(0.11)	$(0.88)	$(0.61)

13. Income Taxes

The Company’s tax benefit from application of the effective tax rate for the nine months ended September 30, 2011 was estimated to be 28.2% based on a pre-tax loss of $25.7 million. The difference between the effective rate and 35.0% statutory rate is primarily related to Texas Margins Tax and other non-deductible expenses.

The Forbes Group is subject to the Texas Margins Tax. The Texas Margins Tax is a tax equal to one percent of Texas-sourced revenue reduced by the greater of (a) cost of goods sold (as defined by Texas law), (b) compensation (as defined by Texas law) or (c) thirty percent of the Texas-sourced revenue. The Forbes Group accounts for the revised Texas Franchise tax in accordance with ASC 740, as the tax is derived from a taxable base that consists of income less deductible expenses. As of September 31, 2011, the estimated annual franchise tax expense is estimated to be of approximately $500,000 for 2011.

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

The following table sets forth certain financial information with respect to the Company’s reportable segments in (000)’s:

	Three months ended September 30,			Nine months ended September 30,
(in thousands of US Dollars)	Well Servicing	Fluid Logistics	Consolidated	Well Servicing	Fluid Logistics	Consolidated
2011
Operating revenues	$65,830	$67,341	$133,171	$172,817	$194,371	$367,188
Direct operating costs	52,044	49,817	101,861	136,970	142,730	279,700

Segment profits	$13,786	$17,524	$31,310	$35,847	$51,641	$87,488

Depreciation and amortization	$5,652	$4,812	$10,464	$16,795	$13,781	$30,576
Capital expenditures	8,191	9,717	17,908	28,590	17,341	45,931
Total assets	443,932	326,503	770,435	443,932	326,503	770,435

2010
Operating revenues	$40,848	$43,129	$83,977	$111,521	$119,763	$231,284
Direct operating costs	32,633	32,262	64,895	89,993	92,554	182,547

Segment profits	$8,215	$10,867	$19,082	$21,528	$27,209	$48,737

Depreciation and amortization	$5,576	$4,513	$10,089	$16,496	$13,431	$29,927
Capital expenditures	587	779	1,366	1,430	1,546	2,976
Total assets	378,604	265,858	644,462	378,604	265,858	644,462

	Three months ended September 30,		Nine months ended September 30,
(in thousands of US Dollars)	2011	2010	2011	2010
Reconciliation of the Forbes Group Operating Income as reported
Segment profits	$31,310	$19,082	$87,488	$48,737
General and administrative expense	6,944	5,535	26,768	17,747
Depreciation and amortization	10,464	10,089	30,576	29,927

Operating income	13,902	3,457	30,144	1,063
Other (expenses) net	(6,738)	(6,643)	(55,803)	(20,475)

Income (loss) before income taxes	$7,164	$(3,186)	$(25,659)	$(19,412)

(in thousands of US Dollars)	As of September 30, 2011	As of December 31, 2010
Reconciliation of the Forbes Group Assets as Reported:
Total reportable segments	$770,435	$656,775
Elimination of internal transactions	(1,158,162)	(801,930)
Parent	897,729	596,985

Total assets	$510,002	$451,830

Financial information about geographic areas

Revenues from the Company’s non-U.S. operations, which are located exclusively in Mexico, were $17.4 million and $11.7 million for the three months ended September 30, 2011 and 2010, respectively. Revenues from the Company’s non-U.S. operations, which are located exclusively in Mexico, were $45.9 million and $33.3 million for the nine months ended September 30, 2011 and 2010, respectively. All other revenues were generated by the Company’s U.S. operations. The Company generated no revenues from Bermuda, the country of domicile of FES Ltd through August 12, 2011. Long-lived assets located in Mexico were approximately $25.3 million and $13.4 million as of September 30, 2011 and December 31, 2010, respectively. All other long-lived assets were located in the U.S.

15. Guarantor and Non-Guarantor Condensed Consolidating Financial Statements

The Company has certain foreign significant subsidiaries that do not guarantee the 9% Senior Notes discussed in Note 7 and is required to present the following condensed consolidating financial information pursuant to Rule 3-10 of Regulation S-X. These schedules are presented using the equity method of accounting for all periods presented. Under this method, investments in subsidiaries are recorded at cost and adjusted for the Company’s share in the subsidiaries’ cumulative results of operations, capital contributions and distributions and other changes in equity. Elimination entries relate primarily to the elimination of investments in subsidiaries and associated intercompany balances and transactions.

Supplemental financial information for Forbes Energy Services Ltd., the parent and issuer, our combined subsidiary guarantors and our non-guarantor subsidiaries is presented below.

There are no significant restrictions on FES Ltd.’s ability or the ability of any guarantor to obtain funds from its subsidiaries by such means as a dividend or loan.

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)

Condensed Consolidated Balance Sheets (unaudited)

As of September 30, 2011

	Parent/Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$4,810,274	$22,308,374	$103,630	$—	$27,222,278
Accounts receivable	30,439,958	101,293,261	3,494,199	(2,835,879)	132,391,539
Other current assets	277,201	3,344,699	74,026	—	3,695,926

Total current assets	35,527,433	126,946,334	3,671,855	(2,835,879)	163,309,743
Property and equipment, net	2,392,161	286,303,464	578,217	—	289,273,842
Investments in affiliates	(136,055)	138,405,386	—	(138,269,331)	—
Intercompany receivables	349,447,775	(141,605,280)	10,579,934	(218,422,429)	—
Intercompany note receivable	1,024,301	—	—	(1,024,301)	—
Other intangible assets, net	—	31,591,688	—	—	31,591,688
Deferred financing costs—net	7,208,783	2,388,195	—	—	9,596,978
Restricted cash	—	16,140,259	—	—	16,140,259
Other assets	67,523	11,480	10,404	—	89,407

Total assets	$395,531,921	$460,181,526	$14,840,410	$(360,551,940)	$510,001,917

Liabilities and Shareholders’ Equity
Current liabilities
Current long-term debt	$—	$2,797,039	$—	$—	$2,797,039
Trade accounts payable	10,625,513	33,084,612	5,830	—	43,715,955
Dividends payable	61,259	—	—	—	61,259
Other liabilities	13,321,995	8,813,653	2,949,310	—	25,084,958

Total current liabilities	24,008,767	44,695,304	2,955,140	—	71,659,211
Long-term debt—net	280,000,000	3,957,579	—	—	283,957,579
Intercompany payables	—	208,064,568	13,193,742	(221,258,310)	—
Intercompany notes payable	—	—	1,024,301	(1,024,301)	—
Deferred tax liability	(42,479,508)	62,861,974	—	—	20,382,466

Total liabilities	261,529,259	319,579,425	17,173,183	(222,282,611)	375,999,256

Series B convertible shares	14,466,412	—	—	—	14,466,412
Shareholders’ equity:	119,536,250	140,602,101	(2,332,773)	(138,269,329)	119,536,249

Total liabilities and equity	$395,531,921	$460,181,526	$14,840,410	$(360,551,940)	$510,001,917

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)

Condensed Consolidated Balance Sheets (unaudited)

As of December 31, 2010

	Parent/Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$7,101,006	$23,242,429	$115,022	$—	$30,458,457
Accounts receivable	13,797,552	73,576,031	1,472,118	—	88,845,701
Other current assets	284,146	6,288,113	597	—	6,572,856

Total current assets	21,182,704	103,106,573	1,587,737	—	125,877,014
Property and equipment, net	658,901	272,825,909	746,656	—	274,231,466
Investments in affiliates	15,556,856	102,725,622	—	(118,282,478)	—
Intercompany receivables	95,785,698	122,769,164	10,951,177	(229,506,039)	—
Intercompany note receivable	902,261	—	—	(902,261)	—
Other intangible assets, net	—	33,737,585	—	—	33,737,585
Deferred financing costs—net	—	8,907,520	—	—	8,907,520
Restricted cash	—	9,043,246	—	—	9,043,246
Other assets	13,392	8,983	10,661	—	33,036

Total assets	$134,099,812	$653,124,602	$13,296,231	$(348,690,778)	$451,829,867

Liabilities and Shareholders’ Equity
Current liabilities
Current long-term debt	$—	$6,463,820	$—	$—	$6,463,820
Trade accounts payable	1,819,425	26,989,186	18,040	—	28,826,651
Dividends payable	—	—	—	—	—
Other liabilities	2,797,613	16,224,689	2,332,805	518,575	21,873,682

Total current liabilities	4,617,038	49,677,695	2,350,845	518,575	57,164,153
Long-term debt—net	—	212,914,685	—	—	212,914,685
Intercompany payables	10,541,463	206,705,062	12,778,099	(230,024,624)	—
Intercompany notes payable	—	—	902,261	(902,261)	—
Deferred tax liability	(33,124,373)	62,922,417	(112,705)	—	29,685,339

Total liabilities	(17,965,872)	532,219,859	15,918,500	(230,408,310)	299,764,177
Series B convertible shares	15,270,293	—	—	—	15,270,293
Shareholders’ equity:	136,795,391	120,904,743	(2,622,269)	(118,282,468)	136,795,397

Total liabilities and equity	$134,099,812	$653,124,602	$13,296,231	$(348,690,778)	$451,829,867

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)

Condensed Consolidated Statement of Operations (unaudited)

For the three months ended September 30, 2011

	Parent/Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenue
Well servicing	$17,408,945	$49,295,354	$4,083,014	$(4,957,205)	$65,830,108
Fluid logistics and other	—	67,340,814	—	—	67,340,814

Total revenues	17,408,945	116,636,168	4,083,014	(4,957,205)	133,170,922

Expenses
Well servicing	14,403,445	38,594,985	3,584,490	(4,538,930)	52,043,990
Fluid logistics and other	—	49,816,736	—	—	49,816,736
General and administrative	1,130,516	5,799,905	432,060	(418,275)	6,944,206
Depreciation and amortization	96,219	10,295,791	71,127	—	10,463,137

Total expenses	15,630,180	104,507,417	4,087,677	(4,957,205)	119,268,069

Operating income (loss)	1,778,765	12,128,751	(4,663)		13,902,853
Other income (expense)
Interest expense—net	(8,314,475)	1,576,404	(2,352)	—	(6,740,423)
Equity in income (loss) of affiliates	13,694,417	(10,737)	—	(13,683,680)	—
Gain (loss) on early extinguishment of debt	—	—	—	—	—
Other income (expense), net	—		2,292	—	2,292

Income (loss) before taxes	7,158,707	13,694,418	(4,723)	(13,683,680)	7,164,722
Income tax expense	2,797,300	—	6,015	—	2,803,315

Net Income (Loss)	$4,361,407	$13,694,418	$(10,738)	$(13,683,680)	$4,361,407

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)

Condensed Consolidated Statement of Operations (unaudited)

For the three months ended September 30, 2010

	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenue
Well servicing	$11,745,846	$29,796,827	$1,774,404	$(2,469,467)	$40,847,610
Fluid logistics and other	—	43,128,903	—	—	43,128,903

Total revenues	11,745,846	72,925,730	1,774,404	(2,469,467)	83,976,513

Expenses
Well servicing	10,393,229	23,006,973	2,343,228	(3,110,776)	32,632,654
Fluid logistics and other	—	32,262,539	—	—	32,262,539
General and administrative	880,955	4,637,703	(616,639)	633,432	5,535,451
Depreciation and amortization	35,901	9,992,530	60,636	—	10,089,067

Total expenses	11,310,085	69,899,745	1,787,225	(2,477,344)	80,519,711

Operating income (loss)	435,761	3,025,985	(12,821)	7,877	3,456,802
Other income (expense)
Interest expense—net	7,485	(6,757,155)	(10,759)	1,573	(6,758,856)
Equity in income (loss) of affiliates	(3,737,728)	(124,078)	—	3,861,806	—
Other income (expense), net	(85,931)	117,532	86,108	(1,572)	116,137

Income (loss) before taxes	(3,380,413)	(3,737,716)	62,528	3,869,684	(3,185,917)
Income tax expense (benefit)	(1,290,885)	—	186,618	—	(1,104,267)

Net Income (loss)	$(2,089,528)	$(3,737,716)	$(124,090)	$3,869,684	$(2,081,650)

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)

Condensed Consolidated Statement of Operations (unaudited)

For the nine months ended September 30, 2011

	Parent/Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenue
Well servicing	$45,946,933	$129,202,615	$11,987,745	$(14,320,504)	$172,816,789
Fluid logistics and other	—	194,371,015	—	—	194,371,015

Total revenues	45,946,933	323,573,630	11,987,745	(14,320,504)	367,187,804

Expenses
Well servicing	36,473,938	103,029,341	10,602,819	(13,136,285)	136,969,813
Fluid logistics and other	—	142,730,107	—	—	142,730,107
General and administrative	8,581,459	18,196,972	1,174,122	(1,184,219)	26,768,334
Depreciation and amortization	187,093	30,172,581	215,770	—	30,575,444

Total expenses	45,242,490	294,129,001	11,992,711	(14,320,504)	337,043,698

Operating income (loss)	704,443	29,444,629	(4,966)		30,144,106
Other income (expense)
Interest expense—net	(8,299,946)	(12,154,073)	(5,268)	—	(20,459,287)
Equity in income (loss) of affiliates	(18,178,405)	(123,221)	—	18,301,626	—
Gain (loss) on early extinguishment of debt	—	(35,414,833)	—	—	(35,414,833)
Other income (expense), net	—	69,105	2,023	—	71,128

Loss before taxes	25,773,908	(18,178,393)	(8,211)	18,301,626	(25,658,886)
Income tax expense (benefit)	(7,345,131)	—	115,022	—	(7,230,109)

Net Income (Loss)	$(18,428,777)	$(18,178,393)	$(123,233)	$18,301,626	$(18,428,777)

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)

Condensed Consolidated Statement of Operations (unaudited)

For the nine months ended September 30, 2010

	Parent/Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenue
Well servicing	$33,252,919	$80,369,412	$12,487,655	$(14,588,784)	$111,521,202
Fluid logistics and other	—	119,762,826	—	—	119,762,826

Total revenues	33,252,919	200,132,238	12,487,655	(14,588,784)	231,284,028

Expenses
Well servicing	28,755,260	65,710,284	7,888,990	(12,361,944)	89,992,590
Fluid logistics and other	—	92,554,158	—	—	92,554,158
General and administrative	5,431,824	13,159,772	1,390,138	(2,234,471)	17,747,263
Depreciation and amortization	117,650	29,627,422	182,087	—	29,927,159

Total expenses	34,304,734	201,051,636	9,461,215	(14,596,415)	230,221,170

Operating income (loss)	(1,051,815)	(919,398)	3,026,440	7,631	1,062,858
Other income (expense)
Interest expense—net	23,739	(20,500,958)	(25,887)	1,573	(20,501,533)
Equity in income (loss) of affiliates	(21,522,119)	(124,078)	—	21,646,197	—
Gain (loss) on early extinguishment of debt	—	—	—	—	—
Other income (expense), net	2,943,519	22,327	(2,938,025)	(1,359)	26,462

Income (loss) before taxes	(19,606,676)	(21,522,107)	62,528	21,654,042	(19,412,213)
Income tax expense (benefit)	(7,104,319)	—	186,618	—	(6,917,701)

Net loss	$(12,502,357)	$(21,522,107)	$(124,090)	$21,654,042	$(12,494,512)

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)

Condensed Consolidated Statement of Cash Flows (unaudited)

For the nine months ended September 30, 2011

	Parent/Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(1,555,657)	$(12,522,160)	$126,742	$—	$(13,951,075)

Cash flows from investing activities:
Proceeds from sale of property and equipment	—	647,454	—	—	647,454
Restricted cash	—	(7,097,013)	—	—	(7,097,013)
Purchases of property and equipment	—	(35,829,895)	—	—	(35,829,895)

Net cash used in investing activities	—	(42,279,454)	—	—	(42,279,454)

Cash flows form financing activities:
Payments on debt	—	(3,639,179)	—	—	(3,639,179)
Proceeds from issuance of preferred stock	—	—	—	—	—
Retirement of Second Priority Notes	—	(212,500,000)	—	—	(212,500,000)
Proceeds from issuance of Senior Notes	—	273,700,000	—	—	273,700,000
Payments for debt issuance issuance costs	—	(3,693,262)	—	—	(3,693,262)
Dividends paid in Series B Senior Convertible Preferred Shares	(735,075)	—	—	—	(735,075)

Net cash provided by financing activities	(735,075)	53,867,559	—	—	53,132,484

Effect of currency translatsion	—	—	(138,134)	—	(138,134)

Net increase (decrease) in cash	(2,290,732)	(934,055)	(11,392)	—	(3,236,179)
Cash and cash equivalents
Beginning of period	7,101,006	23,242,429	115,022	—	30,458,457

End of period	$4,810,274	$22,308,374	$103,630	$—	$27,222,278

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)

Condensed Consolidated Statement of Cash Flows (unaudited)

For the nine months ended September 30, 2010

	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(25,949,857)	$22,300,682	$103,345	$—	$(3,545,830)

Cash flows from investing activities:
Proceeds from sale of property and equipment	—	—	—	—	—
Restricted cash	—	(39,678)	—	—	(39,678)
Purchases of property and equipment	—	(5,621,687)	—	—	(5,621,687)

Net cash used in investing activities	—	(5,661,365)	—	—	(5,661,365)

Cash flows form financing activities:
Payments on debt	—	(11,922,097)	—	—	(11,922,097)
Proceeds from issuance of preferred stock	14,229,600	—	—	—	14,229,600
Retirement of Second Priority Notes	—	—	—	—	—
Proceeds from issuance of Senior Notes	—	—	—	—	—
Payments for debt issuance issuance costs	—	(223,676)	—	—	(223,676)
Other	—	—	—	—	—

Net cash provided by financing activities	14,229,600	(12,145,773)	—	—	2,083,827

Effect of currency translatsion	—	—	(53,936)	—	(53,936)

Net increase (decrease) in cash	(11,720,257)	4,493,544	49,409	—	(7,177,304)
Cash and cash equivalents
Beginning of period	12,577,404	15,833,840	14,123	—	28,425,367

End of period	$857,147	$20,327,384	$63,532	$—	$21,248,063

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

On July 14, 2011, the Company launched an option exchange program whereby holders of certain “underwater” options were given a limited opportunity to exchange such old options for new options covering a fewer number of the Company’s common shares, or the Option Exchange. The Company’s shareholders approved the Option Exchange at the Company’s annual meeting on June 27, 2011. The Option Exchange only applied to options granted on May 29, 2008 and the Option Exchange expired on August 11, 2011. Those who participated in the Option Exchange received new options for the old options they tendered at a ratio of .72 to 1. However, due to changes in the market value of the Company’s common shares after the launch of the Option Exchange, compensation expense of approximately $0.1 million was recognized as a result of the Option Exchange. To minimize accounting expenses, this exchange ratio was calculated on an approximate “value-for-value” basis. The new options have an exercise price of $9.32 per share. All the eligible option holders participated in the Option Exchange. In connection with the Option Exchange, options to purchase 667,500 common shares were cancelled and new options to purchase 480,600 common shares were issued.

On August 12, 2011, the Company completed a four-to-one consolidation of its common shares, whereby each four common shares of par value $0.01 per share were consolidated into a single common share of par value $0.04 (the “Share Consolidation”). Immediately thereafter, on the same day, the Company changed its jurisdiction of incorporation by discontinuing from Bermuda and reincorporating under the laws of the State of Texas (the “Texas Conversion”). On August 12, 2011, after the completion of the Share Consolidation and Conversion, the Company began trading on the NASDAQ Global Market. The Company’s NASDAQ symbol is “FES” and it’s TSX symbol is “FRB.TO.”

Class B Shares

On May 28, 2010, in connection with the issuance of the Series B Preferred Shares, holders of Class B Shares holding greater than 66 2/3% of the Class B Shares then issued and outstanding elected to convert their Class B Shares into an equal number of the Company’s common shares. This resulted in the automatic conversion of all issued and outstanding Class B Shares into the Company’s common shares, on a one-for-one basis. There are no Class B Shares currently issued and outstanding.

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

The terms of the Series B Preferred Shares are as follows:

Rank—The Series B Preferred Shares rank senior in right of payment to the common shares and any class or series of capital stock that is junior to the Series B Preferred Shares, and pari passu with any series of the Company’s preferred stock that by its terms ranks pari passu in right of payment as to dividends and liquidation with the Series B Preferred Shares.

Conversion—The Series B Preferred Shares are convertible into the Company’s common shares at rate of 9 common shares per Series B Preferred Shares, as adjusted for the share consolidation. If all such Series B Preferred Shares are converted, 5,227,200 common shares (representing 19.99% of the outstanding common shares outstanding at the time of the issuance of the Series B Preferred Shares after such conversion) will be issued to the holders of the Series B Preferred Shares. Pursuant to the Series B Certificate of Designation, no holder of the Series B Preferred Shares is entitled to effect a conversion of Series B Preferred Shares if such conversion would result in the holder (and affiliates) beneficially owning 20% or more of the Company’s Common Shares. Redeemable preferred stock (and, if ever, any other redeemable financial instrument we may enter into) is initially evaluated for possible classification as a liability or equity pursuant to ASC 480—Distinguishing Liabilities from Equity. Redeemable preferred stock that does not, in its entirety, require liability classification is evaluated for embedded features that may require bifurcation and separate classification as derivative liabilities. In determining the appropriate accounting for the conversion feature for the Series B Preferred Stock, the Company determined that the conversion feature does not require bifurcation, and as a result is not considered a derivative under the provisions of ASC 815—Derivatives and Hedging.

Dividends Rights—The Series B Preferred Shares are entitled to receive preferential dividends equal to five percent (5%) per annum of the original issue price per share, payable quarterly in February, May, August and November of each year. Such dividends may be paid by the Company in cash or in kind (in the form of additional Series B Preferred Shares). In the event that the payment in cash or in kind of any such dividend would cause the Company to violate a covenant under its debt agreements, the obligation to pay, in cash or in kind, will be suspended until the earlier to occur of (i) and only to the extent any restrictions under the debt agreements lapse or are no longer applicable or (ii) February 16, 2015. During any such suspension period, the preferential dividends shall continue to accrue and accumulate. The Company obtained shareholder approval at the June 27, 2011 annual shareholders’ meeting for a pool of Series B Preferred Shares to be issued as in-kind dividends for this particular quarterly period and for future quarterly periods. The Company had previously accrued dividends for these periods ended November 28, 2010 and February 28, 2010 based on the estimated fair value of the shares to be issued in kind. During the quarter ended September 30, 2011, the Company determined that the accrued dividends would be paid in cash, and the Company has paid dividends in cash through the period ended August 28, 2011.

Liquidation—Upon any voluntary or involuntary liquidation, dissolution or winding up of the Company, a distribution shall be made as follows:

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

Voting Rights—The holders of Series B Preferred Shares are not entitled to any voting rights except as provided in the following sentence in the Company’s Bye-laws or otherwise under the Company Act of 1981 of Bermuda. If the preferential dividends on the Series B Preferred Shares have not been declared and paid in full in cash or in kind for eight or more quarterly dividend periods (whether or not consecutive), the holders of the Series B Preferred Shares shall be entitled to vote at any meeting of shareholders with the holders of Common Shares and to cast the number of votes equal to the number of whole Common Shares into which the Series B Preferred Shares held by such holders are then convertible.

Redemption—All or any number of the Series B Preferred Shares may be redeemed by the Company at any time after May 28, 2013 at a redemption price determined in accordance with the Series B Certificate of Designation plus accrued and unpaid dividends and provided that the current equity value of our common stock exceeds specified levels. On May 28, 2017, the Company is required to redeem any Series B Preferred Shares then outstanding at a redemption price determined in accordance with the Series B Certificate of Designation plus accrued but unpaid dividends. Such mandatory redemption may, at the Company’s election, be paid in cash or in common shares (valued for such purpose at 95% of the then fair market value of the common shares). In the event certain corporate transactions occur (such as a reorganization, recapitalization, reclassification, consolidation or merger) under which the Company’s common shares (but not the Series B Preferred Shares) are converted into or exchanged for securities, cash or other property, then following such transaction, each Series B Preferred Share shall thereafter be convertible into the same kind and amount of securities, cash or other property.

Certain of the redemption features are outside of the Company’s control, and as a result, the Series B Preferred Shares have been reflected in the condensed consolidated balance sheet as temporary equity.

17. Subsequent Events

Subsequent events have been evaluated through the filing date of this 10-Q.

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

Overview

Forbes Energy Services Ltd., or FES Ltd, and its domestic subsidiaries, Forbes Energy Services LLC, or FES LLC, Forbes Energy Capital Inc., or FES CAP, C.C. Forbes, LLC, or CCF, TX Energy Services, LLC, or TES, Superior Tubing Testers, LLC, or STT, and Forbes Energy International, LLC, or FEI LLC, are headquartered in Alice, Texas and conduct business primarily in Texas, Mississippi, Pennsylvania, and Mexico. On October 15, 2008, FES LLC and FEI LLC formed Forbes Energy Services México, S. de R.L. de C.V., or FES Mexico, a Mexican limited liability company (sociedad de responsabilidad limitada de capital variable) , to conduct operations in Mexico. On December 3, 2008, Forbes Energy Services Mexico Servicios de Personal, S. de R.L de C. V., a Mexican limited liability company, was formed to provide employee services to FES Mexico, and in May 2009, FES Ltd formed a branch in Mexico.

As used in this Quarterly Report on Form 10-Q, the “Company,” the “Forbes Group,” “we,” and “our” mean FES Ltd and its subsidiaries.

We are an independent oilfield services contractor that provides a wide range of well site services to oil and natural gas drilling and producing companies to help develop and enhance the production of oil and natural gas. These services include fluid hauling, fluid disposal, well maintenance, completion services, workovers and recompletions, plugging and abandonment, and tubing testing. The Forbes Group’s operations are concentrated in the major onshore oil and natural gas producing regions of Texas, with additional locations in Baxterville and Laurel, Mississippi; Indiana, Pennsylvania; and Poza Rica, Mexico.

We currently conduct our operations through the following two business segments:

•

Well Servicing. Our well servicing segment comprised 49.4% and 47.1% of consolidated revenues for the three and nine months ended September 30, 2011. At September 30, 2011, our well servicing segment utilized our modern fleet of 172 owned or leased well servicing rigs, which included 162 workover rigs, 10 swabbing rigs, and related assets and equipment. These assets are used to provide (i) well maintenance, including remedial repairs and removal and replacement of downhole production equipment, (ii) well workovers, including significant downhole repairs, re-completions and re-perforations, (iii) completion and swabbing activities, and (iv) plugging and abandoning services. In addition, we have a fleet of nine tubing testing units that are used to conduct pressure testing of oil and natural gas production tubing.

•

Fluid Logistics and Other. Our fluid logistics and other segment comprised 50.6% and 52.9% of consolidated revenues for the three and nine months ended September 30, 2011. Our fluid logistics segment utilized our fleet of owned or leased fluid transport trucks and related assets, including specialized vacuum, high-pressure pump and tank trucks, frac tanks, water wells, salt water disposal wells and facilities, and related equipment. These assets are used to provide, transport, store, and dispose of a variety of drilling and produced fluids used in, and generated by, oil and natural gas production. These services are required in most workover and completion projects and are routinely used in daily operations of producing wells. Beginning in the fiscal year 2010, the Company began providing additional services in which Wolverine Construction, Inc., a related party, completed such services as a sub-contractor. These services involve site preparation and are complementary to the traditional services offered by the Company. The Company does not expect these services to continue in the future. We pay Wolverine for their services and materials and then bill the cost to the customer with a margin of approximately 5%. The amount of revenue associated with the sub-contractor work totaled approximately $0 and $5.2 million for the three and nine months ended September 30, 2011, respectively and $1.4 million and $2.1 million for the three and nine months ended September 30, 2010, respectively.

We believe that our two business segments are complementary and create synergies in terms of selling opportunities. Our multiple lines of service allow us to capitalize on our existing customer base to grow within existing markets, generate more business from existing customers, and increase our operating profits. By offering our customers the ability to reduce the number of vendors they use, we believe we help improve our customers’ efficiency. This is demonstrated by the fact that 68.6% and 69.2% of our revenues for the three and nine months ended September 30, 2011 were from customers that utilized services from both of our business segments. Further, by having multiple service offerings that span the life cycle of the well, we believe we have a competitive advantage over smaller competitors offering more limited services.

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

Workover Rig Rates

Our well servicing segment revenues are dependent on the prevailing market rates for workover rigs. Market day rates for workover rigs increased from 2003 through the first three quarters of 2008, as high oil and natural gas prices and declining domestic production resulted in a substantial growth of drilling activity and demand for workover services that are used primarily to maintain or enhance production levels of existing producing wells. During the fourth quarter of 2008, all of 2009 and the majority of the first quarter of 2010, we experienced pricing pressure that resulted from the general economic decline and, more specifically, the precipitous decline in oil and gas prices. However, during the year-ended December 31, 2010 utilization began to increase allowing us to increase rates in certain markets beginning in March 2010 and continuing through September 2011. During the second half of 2010, our average revenue per rig hour increased approximately 5.3%. During the first half of 2011, our average revenue per rig hour increased 10.4%. In the third quarter 2011, our average revenue per rig hour increased an additional 6.7% over the second quarter.

Fluid Logistics Rates

Our fluid logistics and other segment revenues are dependent on the prevailing market rates for fluid transport trucks and the related assets, including specialized vacuum, high-pressure pump and tank trucks, frac tanks and salt water disposal wells. Prior to the general economic decline that commenced in the latter half of 2008, higher oil and natural gas prices resulted in growing demand for drilling and our services. The economic decline initially resulted in lower oil and natural gas prices which reduced demand for drilling and our services. Required disposal of fluids produced from wells and the high level of drilling activity through the first three quarters of 2008 led to a higher demand for fluid logistics services. In the last quarter of 2008, throughout 2009 and through much of the first quarter of 2010, fluid logistics rates were under significant downward pressure. While natural gas prices remain low, recent increases in oil prices beginning in 2010 have increased the demand for some of our services. During the year-ended December 31, 2010 utilization began to increase allowing us to increase rates in certain markets beginning March 2010 and continuing through March 2011, particularly in the Eagle Ford shale formation in South Texas where drilling activity has increased substantially in the last twelve months. During the second half of 2010, our average revenue per truck hour increased approximately 19.5%. For the nine months ended September 30, 2011, our average revenue per truck hour increased 28.9% over the same period in 2010.

Operating Expenses

Prior to the general economic decline, a strong oil and natural gas environment resulted in a higher demand for operating personnel and oilfield supplies and caused increases in the cost of those goods and services. During the fourth quarter of 2008, all of 2009 and much of the first quarter of 2010, a weaker oil and natural gas environment resulted in lower demand for operating personnel and oilfield supplies which allowed us to decrease our costs, thereby offsetting a portion of the price decreases granted to our customers. As utilization and demand started to increase in 2010 and 2011, we are again experiencing cost pressures in areas such as labor where we have incurred additional cost increases primarily in the form of increased pay rates. Future earnings and cash flows will be dependent on our ability to manage our overall cost structure and either maintain our existing prices or obtain price increases from our customers as our operating costs increase.

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

Capital Expenditures and Operating Income Margins

The well servicing segment typically has had higher operating income margins along with higher capital expenditures when compared with the fluid logistics and other segment, which has had lower operating margins but also lower capital expenditure requirements. However, as the industry activity has improved over the past 18 months, we have experienced less margin pressure on our fluid logistics and other segment, which has resulted in more favorable margins in that segment, relative to the well servicing segment. This is due to the fact that a large portion of the fluids business is comprised of services that are not discretionary, but required for wells to continue producing.

Renewal of PEMEX Contract

Our operations in Mexico are performed for PEMEX, pursuant to a contract. The failure by us to renew this contract could have a material adverse effect on our financial condition, results of operations and cash flows. In March 2011, we completed amendments to the PEMEX contract which extended the term of the contract to December 31, 2011 and increased the total amount available under the PEMEX contract to MXN $893.4 million (or USD $66.1 million based on an exchange rate of $1 equal to MXN 0.074 on November 14, 2011) plus USD $119.8 million, which amount is available to the Company and Merco Ingenieria Industrial S.A. de C.V., who is also a party to the PEMEX contract. The amounts available under this contract are allocated based on the work performed by the Company and Merco. Historically, the Company has performed all but a small portion of the services to be performed under the contract with the balance being performed by Merco.

This contract is subject to competitive bid for renewal and there can be no assurances that we will be able to extend the contract beyond December 31, 2011 or increase the amounts available thereunder, or that we will be awarded other contracts by PEMEX. Failure to continue our relationship with PEMEX could negatively impact the Company as services performed for PEMEX generated approximately USD $6.2 million in net income and USD $45.9 million in revenues for the nine months ended September 30, 2011.

Presentation

The following discussion and analysis is presented on a consolidated basis to reflect the results of operations and financial condition of the Forbes Group.

Results of Operations

The following discussion, as well as the discussion found under “Liquidity and Capital Resources,” compares our consolidated financial information for the three and nine months ended September 30, 2011 to the three and nine months ended September 30, 2010.

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

Consolidated Revenues. For the three months ended September 30, 2011, revenues increased by $49.2 million, or 58.6%, to $133.2 million when compared to the same period in the prior year. During the third quarter of 2010 and third quarter 2011 we experienced increases in demand which resulted in an increase in utilization and pricing.

Well Servicing—Revenues from the well servicing segment increased by $25.0 million for the period, or 61.2% to $65.8 million compared to the corresponding period in the prior year. The increase resulted from higher prices and utilization for our well services. Revenues increased due to an increase of approximately 19.1% in average billing rates between the quarters and an increase in utilization to 82.9% for the three months ended September 30, 2011 from 67.5% for the three months ended September 30, 2010. We had 172 well servicing rigs in our fleet at September 30, 2011, compared to 173 well servicing rigs at September 30, 2010. Of the 172 rigs available at September 30, 2011, 14 were located at our Mexico locations, all of which were active during the quarter.

Fluid Logistics and Other—Revenues from the fluid logistics and other segment increased $24.2 million for the period, or 56.1%, to $67.3 million compared to the corresponding period in the prior year. Revenue increased due to an increase of approximately 25.7% in average billing rates between the two quarters. Utilization for trucks in service during the three months ended September 30, 2011 and September 30, 2010 was 92.6 % and 97.3%, respectively. Utilization is based on what management considers a “normal work load.” The recent increase in activity has resulted in many of our trucks working seven days a week to meet customer demand. Our principal fluid logistics assets at September 30, 2011 and September 30, 2010 were as follows:

	As of September 30,		% Increase (Decrease)
Asset count	2011	2010
Vacuum Trucks	370	287	28.9
High-pressure pump trucks	19	19	—
Other heavy trucks	64	57	12.3
Frac tanks	1,594	1,368	14.7
Salt Water disposal wells	15	16	(6.3)

Consolidated Operating Expenses—Our operating expenses increased to $101.9 million for the three months ended September 30, 2011, from $ 64.9 million for the three months ended September 30, 2010, an increase of $37.0 million, or 57.0%, due to increases in utilization. Operating expenses as a percentage of revenues were 76.5% for the three months ended September 30, 2011, compared to 77.3% for the three months ended September 30, 2010. The decrease in operating expense as a percentage of our revenues is generally attributable to increases in utilization and pricing.

Well Servicing—Operating expenses from the well servicing segment increased by $19.4 million, or 59.5%, to $52.0 million. Well servicing operating expenses as a percentage of well servicing revenue slightly decreased to 79.1 % for the three months ended

September 30, 2011, compared to 79.9% for the three months ended September 30, 2010, a decrease of 0.8%. The decrease in well servicing operating costs was due to the stable pricing environment and steady utilization of the equipment. In the three months ended September 30, 2010, employee wage rates were depressed due to wage rate decreases implemented during the 2009 industry downturn. During the fourth quarter of 2010 and first three quarters of 2011 wage rates began to increase and were further increased in response to industry pressures. Employee count at September 30, 2011 was 1,414 compared with 1,092 at September 30, 2010. Labor costs as a percentage of revenues were 33.3% and 35.2% for the three months ended September 30, 2011 and 2010, respectively. Repairs and equipment maintenance cost increased $4.9 million, or 150.5% to $8.1 million. Repairs and equipment maintenance cost as a percentage of revenues was 12.3% and 7.9% for the three months ended September 30, 2011 and September 30, 2010, respectively. During 2009 many well service rigs were idled due to low customer demand. As demand increased and these rigs were again deployed, more maintenance was required to restore them to operating status due to the amount of time they had been idle. Fuel cost increased $2.2 million, or 161.9% to $3.5 million. Fuel cost as a percentage of revenues was 5.4% and 3.3% for the three months ended September 30, 2011 and September 30, 2010, respectively. Fuel price increased 32.1% for the three months ended September 30, 2011 compared to September 30, 2010 due primarily to higher fuel costs per gallon. Disposal expenses, out of town expenses, insurances, product and chemical costs, contract labor, and supplies and parts also increased approximately $1.4 million, $1.2 million, $0.7 million,$0.6 million, $0.4 million, and $0.3 million, respectively, and were consistent with the activity of the business and were in line with management’s expectations.

Fluid Logistics and Other—Operating expenses from the fluid logistics segment increased by $17.6 million, or 54.4%, to $49.8 million. Fluid logistics operating expenses as a percentage of fluid logistics revenues were down to 74.0% for the three months ended September 30, 2011, compared to 74.8 % for the three months ended September 30, 2010. The increase in the dollar amount of fluid logistics operating expenses of $17.6 million was due in large part to an increase in equipment rental of $4.9 million, or 257.4 % to $6.8 million for the three months ended September 30, 2011, compared to the same period in the prior year due to the increase in customer demand and the need for additional equipment to serve our customers. Equipment rental cost as a percentage of revenues was 10.1 % and 4.4 % for the three months ended September 30, 2011 and September 30, 2010, respectively. Contract services increased by $4.6 million, or 163.8 % to $7.3 million for the three months ended September 30, 2011, compared to the same period in the prior year due to activity increase in drilling and well services and the need to utilize outside services to satisfy customer demand, particularly in times of peak demand in South Texas. Contract services cost as a percentage of revenues were 10.9 % and 6.5% for the three months ended September 30, 2011 and 2010, respectively. Labor cost increased by $3.6 million, or 34.7 % to $13.9 million due to the rise in headcount and higher pay rates. Employee count at September 30, 2011 was 996, as compared with 806 in September 30, 2010. Labor cost as a percentage of revenues were 20.7 % and 24.0 % for the three months ended September 30, 2011 and September 30, 2010, respectively. Fuel cost increased $2.0 million, or 35.9% to $7.4 million. Fuel cost as a percentage of revenues was 11.1% and 12.7% for the three months ended September 30, 2011 and September 30, 2010, respectively. Fuel price increased 32.1% for the three months ended September 30, 2011 compared to September 30, 2010. Product and chemical cost increased $1.1 million, or 71.7% to $2.7 million. Product and chemical cost as a percentage of revenues was 4.0% and 3.6% for the three months ended September 30, 2011 and September 30, 2010, respectively. Repairs and equipment maintenance cost increased $0.9 million, or 24.7 % to $4.7 million. Repairs and equipment maintenance cost as a percentage of revenues was 6.9 % and 8.7 % for the three months ended September 30, 2011 and September 30, 2010, respectively. The remaining $0.6 million change is related to various expenses that were consistent with the activity of the business.

General and Administrative Expenses. General and administrative expenses from the consolidated operations increased by approximately $1.4 million, or 25.4%, to $6.9 million for the three months ended September 30, 2011. General and administrative expense as a percentage of revenues was 5.2% and 6.6% for the three months ended September 30, 2011 and 2010, respectively. Of the $1.4 million, $0.6 million was associated with a general wage increases and additional staffing. Entertainment expenses, investor relations costs and equipment rental all increased $0.2 million. All costs were in line with management’s expectations.

Depreciation and Amortization. Depreciation and amortization expenses increased by $0.4 million, or 3.7%, to $ 10.5 million. Capital expenditures incurred for the three months ended September 30, 2011 were $17.9 million compared to $1.4 million for the three months ended September 30, 2010. The equipment purchased included 194 frac tanks, 3 heavy trucks, 10 vacuum trucks and miscellaneous ancillary equipment.

Interest and Other Expenses. Interest and other expenses increased by approximately $0.1 million due to an increase in debt offset by lower interest rates on the Senior notes. This is in line with management’s expectations.

Income Taxes. We recognized an income tax expense of $2.8 million and an income tax benefit of $1.1 million for the three months ended September 30, 2011 and 2010, respectively. Our effective tax rate for the three months ended September 30, 2011 is 39.1% due to higher earnings in the quarter and related Texas margins tax.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Consolidated Revenues. For the nine months ended September 30, 2011, revenues increased by $135.9 million, or 58.8%, to $367.2 million when compared to the same period in the prior year. During the second half of 2010 and the first three quarters of 2011, we experienced increases in demand which resulted in an increase in utilization and pricing.

Well Servicing—Revenues from the well servicing segment increased by $61.3 million for the period, or 55.0% to $172.8 million compared to the corresponding period in the prior year. The increase resulted from higher prices and utilization for our well services. Revenues increased due to an increase of approximately 21.8% in average billing rates between the two periods and an increase in utilization to 76.1% for the nine months ended September 30, 2011 from 64.1% for the nine months ended September 30, 2010. We had 172 well servicing rigs in our fleet at September 30, 2011, compared to 173 well servicing rigs at September 30, 2010. Of the 172 rigs available at September 30, 2011, 14 were being used by our Mexico operations. Of the 158 in the U.S. as of September 30, 2011, our utilization was approximately 77.1% versus 61.8% for the nine months ended September 30, 2010, due to general industry improvements. Of the 14 rigs in the Mexico fleet, all were active during the nine months ended September 30, 2011.

Fluid Logistics and Other—Revenues from the fluid logistics and other segment increased $74.6 million for the first half 2011, or 62.3%, to $194.4 million compared to the corresponding period in the prior year. Revenues increased due to an increase of approximately 28.9% in average billing rates between the two years and increased utilization to 101.6% for the nine months ended September 30, 2011 as compared to 90.8% for the nine months ended September 30, 2010. Utilization is based on what management considers a “normal work load”. The recent increase in activity has resulted in many of our trucks working seven days a week to meet customer demand.

Consolidated Operating Expenses—Our operating expenses increased to $279.7 million for the nine months ended September 30, 2011, from $182.5 million for the nine months ended September 30, 2010, an increase of $97.2 million or 53.2% due to increases in utilization. Operating expenses as a percentage of revenues were down to 76.2% for the nine months ended September 30, 2011, compared to 78.9% for the nine months ended September 30, 2010. This decrease in operating expense as a percentage of our revenues is generally attributable to increase in the rates we are able to invoice our customers, and has been partially offset by increases in labor costs (rates and hours) and fuel price increases, as discussed below.

Well Servicing—Operating expenses from the well servicing segment increased by $47.0 million, or 52.2%, to $137.0 million. Well servicing operating expenses as a percentage of well servicing revenue decreased to 79.3% for the nine months ended September 30, 2011, compared to 80.7% for the nine months ended September 30, 2010, a decrease of 1.4%. The increase in well servicing operating costs was due in large part to the increase in labor costs of $19.2 million or 48.9%, for the nine months ended September 30, 2011 compared to the same period of the prior year. Employee count at September 30, 2011 was 1,414 compared with 1,092 at September 30, 2010. Labor costs as a percentage of revenues were 33.9% and 35.3% for the nine months ended September 30, 2011 and 2010, respectively. Repairs and equipment maintenance cost increased $10.3 million, or 115.1% to $19.2 million. Repairs and equipment maintenance cost as a percentage of revenues was 11.1% and 8.0% for the nine months ended September 30, 2011 and September 30, 2010, respectively. During 2009 many well service rigs were idle due to low customer demand. As demand increased and these rigs were again deployed, most required maintenance due to the amount of time they had been idle. Fuel cost increased $5.4 million, or 140.3% to $9.2 million. Fuel cost as a percentage of revenues was 5.3% and 3.4% for the nine months ended September 30, 2011 and September 30, 2010, respectively. Fuel price increased 29.8% for the nine months ended September 30, 2011 compared to September 30, 2010. Equipment rental, out of town expenses, product and chemical expenses, disposal expenses, contract labor costs and freight charges also increased approximately $3.3 million, $2.8 million $2.5 million, $2.3 million, $0.7 million and $0.7 million, respectively. All expenses were consistent with the activity of the business and in line with management’s expectations.

Fluid Logistics and Other—Operating expenses from the fluid logistics segment increased by $50.2 million, or 54.2%, to $142.7 million. Fluid logistics operating expenses as a percentage of fluid logistics revenues were down to 73.4% for the nine months ended September 30, 2011, compared to 77.3 % for the nine months ended September 30, 2010. The increase in the dollar amount of fluid logistics operating expenses of $50.2 million was due in large part to an increase in contract services of $15.6 million, or 218.5 % to $22.8 million for the nine months ended September 30, 2011, compared to the same period in the prior year due to activity increase in drilling and well services and the need to utilize outside services to satisfy customer demand, particularly in times of peak demand in South Texas. The largest vendor in contract services was Wolverine Construction, Inc., a related party, which enabled us to provide additional billable service to our customers. The Company does not expect these services to continue in the future. The cost associated with their sub-contracted services was approximately $4.9 million of the $15.6 million increase year over year. Contract service costs as a percentage of revenues were 11.7 % and 6.0% for the nine months ended September 30, 2011 and 2010, respectively. Equipment rental cost increased $11.8 million, or 277.6 % to $16.0 million. The increase in equipment rental relates to the increase in customer demand and the need for additional equipment to serve our customers. Equipment rental cost as a percentage of revenues was 8.3 % and 3.5 % for the nine months ended September 30, 2011 and September 30, 2010, respectively. Labor cost increased by $10.6 million, or 35.9 % to $40.0 million. Employee count at September 30, 2011 was 996, as compared with 806 in September 30, 2010. Labor cost as a percentage of revenues were 20.6 % and 24.6 % for the nine months ended September 30, 2011 and September 30, 2010, respectively. Fuel cost increased $5.6 million, or 33.9% to $22.2 million. Fuel cost as a percentage of revenues was 11.4% and 13.8% for the nine months ended September 30, 2011 and September 30, 2010, respectively. Fuel price increased 29.8% for the nine months ended September 30, 2011 compared to September 30, 2010. Repairs and equipment maintenance cost increased $4.5 million, or 46.1 % to $14.3 million. Repairs and equipment maintenance cost as a percentage of revenues was 7.3% and 8.1% for the nine months ended September 30, 2011 and September 30, 2010, respectively. Product and chemical cost increased $1.1 million, or 16.7% to $7.5 million. Product and chemical cost as a percentage of revenues was 3.9% and 5.4% for the nine months ended September 30, 2011 and September 30, 2010, respectively. The remaining $1.0 million change is related to various expenses that were consistent with the activity of the business.

General and Administrative Expenses. General and Administrative expenses from the consolidated operations increased by approximately $9.0 million, or 50.8%, to $26.8 million. General and Administrative expense as a percentage of revenues was 7.3% and 7.7% for the nine months ended September 30, 2011 and 2010, respectively. Of the $9.0 million, $6.8 million was associated with a litigation settlement and the related legal fees. Labor costs increased due to a general wage increase and additional staffing and entertainment expenses increased approximately $1.8 million and $0.7 million, respectively. Various expenses decreased approximately $0.3 million in line with management’s expectations.

Depreciation and Amortization. Depreciation and amortization expenses increased by $0.6 million, or 2.2%, to $30.6 million. Capital expenditures incurred for the nine months ended September 30, 2011 were $45.9 million compared to $3.0 million for the nine months ended September 30, 2010.

Interest and Other Expenses. Interest and other expenses, excluding the gain (loss) on early extinguishment of debt were $20.4 million in the nine months ended September 30, 2011, and $20.5 million in the nine months ended September 30, 2010. This is in line with management’s expectations. The loss of $35.4 million on early extinguishment of debt was due to the retirement of the First and Second Priority Notes.

Income Taxes. We recognized an income tax benefit of $7.2 million and an income tax benefit of $6.9 million for the nine months ended September 30, 2011 and 2010, respectively. These tax benefits were recognized due to the losses of $18.4 million and $12.8 million for the respective nine month periods in 2011 and 2010. The effective tax rate for this nine months ended September 30, 2011 is 28.2%, and 37.8% for the same period in 2010.

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

We have historically funded our operations, including capital expenditures, with bank borrowings, vendor financings, cash flow from operations, the issuance of our Second Priority Notes, and First Priority Notes and the proceeds from our Canadian initial public equity offering and simultaneous U.S. private placement, our October 2008 and December 2009 common share offerings, and our May 2010 Series B Preferred Share private placement and the issuance of 9% Senior Notes. On September 9, 2011, FES Ltd and its domestic subsidiaries (with the exception of FES CAP) entered into a loan and security agreement with Regions Bank, SunTrust Bank, CIT Bank and Capital One Leverage Finance Corp., as lenders, and Regions Bank, as agent for the secured parties, or the Agent. The loan and security agreement provides for an asset based revolving credit facility with a maximum initial borrowing credit of $75 million, subject to borrowing base availability. As of September 30, 2011, there was $75 million available under the credit facility. The loan and security agreement has a stated maturity of September 9, 2016. The proceeds of this credit facility can be used for the purchase of well services equipment, permitted acquisitions, general operations, working capital and other general corporate purposes. We have no borrowings under this facility at September 30, 2011.

As of September 30, 2011, we had $286.8 million in total outstanding debt. As of September 30, 2011, we had 588,059 outstanding Series B Senior Convertible Preferred Shares which is reflected in the balance sheet as temporary equity in an amount of $14.5 million, which are redeemable for cash or common stock at 95% of the fair market value of the common stock as determined in accordance with the certificate of designation of the Series B Preferred Shares in May 2017.

As of September 30, 2011, we had $27.2 million in cash and cash equivalents, $284.0 million in long-term debt outstanding, $2.8 million in short-term debt outstanding, and $7.9 million of short-term equipment vendor financings for well servicing rigs and other equipment included in accounts payable. Our $2.8 million of short-term debt consisted of $2.7 million payable to equipment lenders under various installment notes, and $0.1 million payable related to financing of our insurance premiums over the term of the insurance coverage. We incurred $17.9 million and $1.4 million for capital equipment acquisitions during the three months ended September 30, 2011 and 2010, respectively, as compared to actual cash disbursements in payment of capital equipment purchases of $12.2 million and $2.4 million for the three months ended September 30, 2011 and 2010, respectively. Capital equipment added for the three months includes frac tanks, heavy trucks, vacuum trucks and miscellaneous ancillary equipment. We financed these purchases with cash flow from operations, installment notes from equipment lenders and proceeds from the issuance of the 9% Senior Notes.

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

Cash Flows from Operating Activities

Net cash used by operating activities totaled $14.0 and $3.5 million for the nine months ended September 30, 2011 and September 30, 2010, respectively, or an increase of cash used of $11.1 million. The primary reason for the increase in cash used in operating activities was the result of a change in working capital related to an increase in accounts receivable of $43.5 million and a decrease in accounts payable—related parties of $7.2 million for the nine months ended September 30, 2011. Other changes that generated an increase in cash in 2011 were an increase in accounts payable—trade of $18.8 million and the addition of items to net income, mainly non-cash depreciation expense of $28.4 million.

Cash Flows Used in Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2011 amounted to $42.3 million, primarily related to the purchase of property and equipment of $35.8 million. This is compared to $5.7 million of cash used in investing activities for the nine months ended September 30, 2010. The significant capital expenditures in the first nine months of 2011 are reflective of the expansion of business during 2011. Also, restricted cash increased by $7.1 million for the nine months ended September 30, 2011 due to the extension of our Pemex contract which required additional bonding and related collateral. Purchases of equipment during the three months ended September 30, 2011 were approximately $17.9 million, $12.2 million of which was paid in cash. The equipment purchased included approximately 194 frac tanks, 10 vacuum trucks, additional vacuum trailers, mixing pump and tanks, and pumps, various will servicing equipment, the construction of a salt water disposal well, and improvements to our corporate facilities.

Cash Flows Used in Financing Activities

Cash flows provided by financing activities for the nine months ended September 30, 2011 amounted to $53.1 million compared to $2.1 million or the nine months ended September 30, 2010. On June 7, 2011, the Forbes Group received $273.7 million in proceeds from the issuance of 9% Senior Notes Payable net of debt issuance costs. The proceeds were used to retire $212.5 million in First and Second Priority Notes. The balance of repayments of debt for the nine months ended September 30, 2011 relates to installment debt. In the same quarter of the prior year, the Forbes Group received $14.2 million from the issuance of preferred stock.

9% Senior Notes

On June 7, 2011, FES Ltd issued $280.0 million in principal amount of 9% Senior Notes due 2019 (the “9% Senior Notes”). The proceeds of the 9% Senior Notes were used to purchase and/or redeem 100% of the First Priority Floating Rate Notes due 2014 and the outstanding 11% Senior Secured Notes due 2015 issued by Forbes Energy Services LLC and Forbes Energy Capital Inc. The 9% Senior Notes mature on June 15, 2019, and require semi-annual interest payments, in arrears, at an annual rate of 9% on June 15 and December 15 of each year until maturity commencing December 15, 2011. No principal payments are due until maturity.

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

•

Limitation on Restricted Payments—Subject to certain limited exceptions, including specific permission to pay cash dividends on the Company’s Series B Senior Convertible Preferred Shares up to $260,000 per quarter, the Company is prohibited from (i) declaring or paying dividends or other distributions on its equity securities (other than dividends or distributions payable in equity securities), (ii) purchasing or redeeming any of the Company’s equity securities, (iii) making any payment on indebtedness contractually subordinated to the 9% Senior Notes, except a payment of interest or principal at the stated maturity thereof, or (iv) making any investment defined as a “Restricted Investment,” unless, at the time of and after giving effect to such payment, the Company is not in default and the Company is able to incur at least $1.00 of additional Indebtedness pursuant to the Fixed Charge Coverage Ratio (as defined in the 9% Senior Indenture). Further, the amount of such payment plus all other such payments made by the Company since the issuance of the 9% Senior Notes must be less than the aggregate of (a) 50% of Consolidated Net Income (as defined in the 9% Senior Indenture) since the April 1, 2011 (or 100%, if such figure is a deficit), (b) 100% of the aggregate net cash proceeds from equity offerings since the issuance of the 9% Senior Notes, (c) if any Restricted Investments have been sold for cash, the proceeds from such sale (or the original cash investment if that amount is lower); and (d) 50% of any dividends received by the Company.

Second Priority Notes

On February 12, 2008, FES LLC and FES CAP issued $205.0 million in principal amount of 11% senior secured notes due 2015 (together with notes issued in exchange therefore, the “Second Priority Notes”). Pursuant to the requirements of the indenture governing the Second Priority Notes (the “Second Priority Indenture”), by the end of the second quarter of 2010, we had repurchased $12.5 million in aggregate principal amount of Second Priority Notes. In May 2011, we commenced a cash tender offer to purchase any and all of the Second Priority Notes then outstanding. In connection with this tender offer, we successfully solicited consents to proposed amendments that would eliminate most of the restrictive covenants and event of default provisions contained in the Second Priority Indenture. In June 2011, pursuant to this tender offer, we purchased 99.8% of the outstanding principal amount of the Second Priority Notes. As a result of the completion of the tender offer, the fourth supplemental indenture to the Second Priority Indenture, which contained the amendments proposed in the consent solicitation, became effective eliminating most of the restrictive covenants and event of default provisions of the Second Priority Indenture. On June 27, 2011, the Company paid $0.4 million to redeem the remaining outstanding Second Priority Notes, which was closed on July 27, 2011. As a result, the Second Priority Indenture was discharged and all liens relating thereto were released.

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

Revolving Credit Facility

On September 9, 2011, FES Ltd and its domestic subsidiaries (with the exception of FES CAP) entered into a loan and security agreement with Regions Bank, SunTrust Bank, CIT Bank and Capital One Leverage Finance Corp., as lenders, and Regions Bank, as agent for the secured parties, or the Agent. The loan and security agreement provides for an asset based revolving credit facility with a maximum initial borrowing credit of $75 million, subject to borrowing base availability. As of September 30, 2011, $75 million was available under this new credit facility. The loan and security agreement has a stated maturity of September 9, 2016. The proceeds of this credit facility can be used for the purchase of well services equipment, permitted acquisitions, general operations, working capital and other general corporate purposes. There was nothing borrowed or outstanding under this facility at September 30, 2011.

Under the loan and security agreement, our borrowing base at any time is equal to (i) 85% of eligible accounts, which are determined by Agent in its reasonable discretion, plus (ii) the lesser of 85% of the appraised value, subject to certain adjustments, of our well services equipment that has been properly pledged and appraised, is in good operating condition and is located in the United States, or 100% of the net book value of such equipment, minus (iii) any reserves established by the Agent in its reasonable discretion.

At our option, borrowings under this new credit facility will bear interest at a rate equal to either (i) the LIBOR rate plus an applicable margin of between 2.25% to 2.75% based on borrowing availability or (ii) a base rate plus an applicable margin of between 1.25% to 1.75% based on borrowing availability, where the base rate is equal to the greater of the prime rate established by Regions Bank, the overnight federal funds rate plus 0.5% or the LIBOR rate for a one month period plus 1%.

In addition to paying interest on outstanding principal under the facility, a fee of 0.375% per annum will accrue on unutilized availability under the credit facility. We are required to pay a fee of between 2.25% to 2.75%, based on borrowing availability, with respect to the principal amount of any letters of credit outstanding under the facility. We are also responsible for certain other administrative fees and expenses. In connection with the execution of the loan and security agreement, we paid the lenders an upfront fee of $0.5 million.

FES LLC, FEI LLC, TES, CCF and STT are the borrowers under the loan and security agreement. Their obligations have been guaranteed by one another and by FES Ltd. Subject to certain exceptions and permitted encumbrances, including the exemption of real property interests from the collateral package, the obligations under this facility are secured by a first priority security interest in all of our assets.

We are able to voluntarily repay outstanding loans at any time without premium or penalty (subject to the fees discussed above). If at anytime our outstanding loans under the credit facility exceed the availability under our borrowing base, we may be required to repay the excess. Further, we are required to use the net proceeds from certain events, including certain judgments, tax refunds or insurance awards to repay outstanding loans; however, we may reborrow following such repayments if the conditions to borrowing are met.

The loan and security agreement contains customary covenants for an asset-based credit facility, which include (i) restrictions on certain mergers, consolidations and sales of assets; (ii) restrictions on the creation or existence of liens; (iii) restrictions on making certain investments; (iv) restrictions on the incurrence or existence of indebtedness; (v) restrictions on transactions with affiliates; (vi) requirements to deliver financial statements, report and notices to the Agent and (vii) a springing requirement to maintain a consolidated fixed charge coverage ratio (which is defined in the loan and security agreement) of 1.1:1.0 in the event that our excess availability under the credit facility falls below the greater of $11.3 million or 15% of our maximum credit under the facility for sixty consecutive days; provided that, the restrictions described in (i)—(v) above are subject to certain exceptions and permissions limited in scope and dollar value. The loan and security agreement also contains customary representations and warranties and event of default provisions.

We are currently seeking an amendment and waiver to the loan agreement governing our new credit facility which would improve our ability to enter into vehicle financing arrangements with third parties and that would waive certain existing requirements under the loan agreement with regard certain vehicle financing arrangements already in existence. We have engaged in discussion with Regions Bank, agent under the credit facility, and expect to be able to enter into this amendment and waiver shortly, however, there can be no assurances that we will be successful in doing so. Failure to negotiate this amendment and waiver could prevent us from being able to draw under this credit facility, which could negatively impact our liquidity.

Off-Balance Sheet Arrangements

We are often party to certain transactions that require off-balance sheet arrangements such as performance bonds, guarantees, operating leases for equipment, and bank guarantees that are not reflected in our condensed consolidated balance sheets. These arrangements are made in our normal course of business and they are not reasonably likely to have a current or future material adverse effect on our financial condition, results of operations, liquidity or cash flows.

We have an arrangement in Mexico that allows us to work jointly with a Mexican company to service PEMEX. In order to complete many of our projects there, the associate company will do site preparation work and we will do the well service work. Under mutual agreement, Forbes has taken 70% of the performance bond required and our associate has taken 30% of the bond. Historically, Forbes has performed more than 70% of the work in these projects thereby making this bond arrangement financially viable. We believe that we have accurately reflected this arrangement throughout our financial statements and disclosures, and that there is no other liability to recognize from this arrangement.

Contractual Obligations and Financing

As described in Notes 16 to the condensed consolidated financial statements included herein, on May 28, 2017, the Company is required to redeem any of its Series B Preferred Shares then outstanding. Such mandatory redemption may, at the Company’s election, be paid in cash or Common Shares (valued for such purpose at 95% of the then fair market value of the Common Shares). As of September 30, 2011 we had 588,059 Series B Preferred Shares outstanding.

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

Recent Events

On July 14, 2011, the Company launched an option exchange program whereby holders of certain “underwater” options were given a limited opportunity to exchange such old options for new options covering a fewer number of the Company’s common shares, or the Option Exchange. The Company’s shareholders approved the Option Exchange at the Company’s annual meeting on September 27, 2011. The Option Exchange only applied to options granted on May 29, 2008 and the Option Exchange expired on August 11, 2011. Those who participated in the Option Exchange received new options for the old options they tendered at a ratio of .72 to 1. To substantially minimize accounting expenses, this exchange ratio was calculated on an approximate “value-for-value” basis. The new options have an exercise price of $9.32 per share. All eligible option holders participated in the Option Exchange. In connection with the Option Exchange, options to purchase 667,500 common shares were cancelled and new options to purchase 480,600 common shares were issued.

On August 12, 2011, the Company completed a four-to-one consolidation of its common shares, whereby each four common shares of par value $0.01 per share were consolidated into a single common share of par value $0.04 (the “Share Consolidation”). Immediately thereafter, on the same day, the Company changed its jurisdiction of incorporation by discontinuing from Bermuda and reincorporating under the laws of the State of Texas (the “Texas Conversion”). The exchange of shares associated with the Share Consolidation and Texas Conversion was registered under the Securities Act of 1933, as amended, pursuant to a registration statement on Form S-4, which went effective on August 11, 2011. On August 12, 2011, after the completion of the Share Consolidation and Conversion, the Company began trading on the NASDAQ Global Market.

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

Our primary debt obligations are the outstanding 9% Senior Notes and the new credit facility. Changes in interest rates do not affect interest expense incurred on our 9% Senior Notes as such notes bear interest at a fixed rate. However, changes in interest rates would affect their fair values. In general, the fair market value of debt with a fixed interest rate will increase as interest rates fall. Conversely, the fair market value of debt will decrease as interest rates rise. A hypothetical change in interest rates of 10% relative to interest rates as of September 30, 2011 would have no impact on our interest expense for the 9% Senior Notes.

Our new credit facility has a variable interest rate and, therefore, is subject to interest rate risk. As of November 11, 2011, we have not made significant draw on this facility. For this reason, a 100 basis point increase in interest rates on our variable rate debt would not result in significant additional annual interest expense.

Historically, we have not been exposed to significant foreign currency fluctuation; however, as we have expanded operations in Mexico, we have become exposed to certain risks typically associated with foreign currency fluctuation as we collect revenues and pay expenses in Mexico in the local currency. Effective July 1, 2010, we changed the functional currency of our Mexican operations from the U.S. dollar to the Mexican peso in response to the growing volume of business required to be transacted in the local currency. Nevertheless, as of September 30, 2011, a 10% unfavorable change in the Mexican Peso-to-U.S. Dollar exchange rate would not materially impact our consolidated balance sheet. To date, we have not taken any action to hedge against any foreign currency rate fluctuations; however, we continually monitor the currency exchange risks associated with conducting foreign operations.

We have not entered into any derivative financial instrument transactions to manage or reduce market risk or for speculative purposes.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2011, our chief executive officer and chief financial officer concluded that, as of such date, our internal control over financial reporting and disclosure controls and procedures were not effective. See “Material Weakness” below.

Change in Internal Control over Financial Reporting

Other than the remediation measure described below under “Remediation” no change in our internal control over financial reporting (as defined in Rules 13a- 15(f) and 15d- 15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Remediation

As mentioned above, we have identified a material weakness that existed as of September 30, 2011 in our internal control over the billing cycle.

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

With the exception of the discussion below, there were no material changes from the risk factors previously disclosed in the registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 in response to “Item 1A. Risk Factors” to Part II of Form 10-Q.

Our operations in Mexico are subject to risks associated with contract bidding, the performance of work outside the scope of our current contract with PEMEX and the ability to repurpose our assets in the event we are unable to renew this contract.

Our operations in Mexico are performed for Petroleum Mexicanos, or PEMEX, pursuant to a contract. In March 2011, we completed amendments to the PEMEX contract which extended the term of the contract to December 31, 2011 and increased the total amount available under the PEMEX contract to MXN $893.4 million (or USD $65.35 million based on an exchange rate of USD $1 equal to MXN $13.67 on November 9, 20111) plus USD $119.8 million, which amount is available to the Company and Merco Ingenieria Industrial S.A. de C.V., who is also a party to the PEMEX contract.

The contract is subject to competitive bid for renewal and there can be no assurances that we will be able to extend the contract beyond December 31, 2011 or increase the amounts available thereunder, or that we will be awarded other contracts by PEMEX. If we are unable to renew this contract with PEMEX, we may not be able to react and repurpose our resources quickly enough to eliminate or minimize the impact, in which case it may have a material adverse effect on our financial condition, results of operations and cash flows.

Further, from time to time, at the request of PEMEX, we perform services outside of the scope of our current contract with PEMEX. We may have difficulty successfully collecting compensation for such services retendered outside of the scope of our contract.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Removed and Reserved

Item 5.	Other Information

None

Item 6.	Exhibits**

Number		Description of Exhibits

1.1	—	Letter Agreement dated December 1, 2009, by and among the underwriter and Forbes Energy Services Ltd. (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K dated December 7, 2009).

1.2	—	Underwriting Agreement dated December 4, 2009, by and among the underwriter and Forbes Energy Services Ltd. (incorporated by reference to Exhibit 1.2 to the Company’s Current Report on Form 8-K dated December 7, 2009).

1.3	—	Purchase Agreement, dated as of May 24, 2011, among Jefferies & Company, Inc., Forbes Energy Services Ltd. and the guarantors party thereto (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K dated June 7, 2011).

2.1	—	Agreement and Plan of Reorganization effective January 1, 2008 among Forbes Energy Services LLC and the respective members of C.C. Forbes, LLC, TX Energy Services, LLC and Superior Tubing Testers, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-4/A filed June 27, 2008, Registration No. 333-150853).

2.2	—	Agreement and Plan of Reorganization effective May 29, 2008 among Forbes Energy Services Ltd. and the members of Forbes Energy Services LLC (incorporated by reference to Exhibit 2.2 to the Company’s Registration Statement on Form S-4/A filed June 27, 2008, Registration No. 333-150853).

2.3	—	Plan of Conversion of Forbes Energy Services Ltd. (incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form 8-A filed August 12, 2011).

2.4	—	Certificate of Conversion of Forbes Energy Services, Ltd (incorporated by reference to exhibit 2.2 to the Company’s Registration Statement on Form 8-A filed August 12, 2011)

3.1	—	Memorandum of Association of Forbes Energy Services Ltd. (incorporated by reference to Exhibit 3.11 to the Company’s Registration Statement on Form S-4/A filed June 27, 2008, Registration No. 333-150853).

3.2	—	Amended and Restated Bye-laws of Forbes Energy Services Ltd. (incorporated by reference to Exhibit 3.12 to the Company’s Registration Statement on Form S-4/A filed June 27, 2008, Registration No. 333-150853).

3.3	—	Certificate of Formation of Forbes Energy Services Ltd. (including the certificates of designation for the Company’s Series A Preferred Stock and Series B Preferred Stock attached as appendices thereto) (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 8-A filed August 12, 2011).

3.4	—	Amended and Restated Bylaws of Forbes Energy Services Ltd. (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 8-A filed August 12, 2011).

4.1	—	Indenture, dated as of February 12, 2008 among Forbes Energy Services LLC and Forbes Energy Capital Inc., as issuers, the guarantors party thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

4.2	—	Supplemental Indenture (First Supplemental Indenture), dated as of May 29, 2008 among Forbes Energy Services Ltd., Forbes Energy Services LLC, Forbes Energy Capital Inc., the other Guarantors (as defined in the Indenture referred to therein) and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).

4.3	—	Supplemental Indenture (Second Supplemental Indenture, dated as of October 6, 2008 among Forbes Energy Services Ltd., Forbes Energy Services LLC, Forbes Energy Capital Inc., the other Guarantors (as defined in the Indenture referred to therein) and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

4.4	—	Third Supplemental Indenture, dated as of February 6, 2009 among Forbes Energy Services Ltd., Forbes Energy Services LLC, Forbes Energy Capital Inc., the other Guarantors (as defined in the Indenture referred to therein) and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 6, 2009).

4.5	—	Fourth Supplemental Indenture, dated as of May 24, 2011, among Forbes Energy Services Ltd., Forbes Energy Services LLC, Forbes Energy Capital Inc., the other Guarantors (as defined therein) and Wells Fargo Bank, National Association, as trustee and collateral agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 20, 2011).

Number		Description of Exhibits

4.6	—	Indenture dated as of October 2, 2009, by and among Forbes Energy Services LLC and Forbes Energy Capital Inc., as issuers, the guarantors party thereto and Wilmington Trust FSB, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated October 10, 2009).

4.7	—	Notation of Guarantee from Forbes Energy Services Ltd. (incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

4.8	—	Notation of Guarantee from Forbes Energy International, LLC (incorporated by reference to Exhibit 4.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

4.9	—	Specimen 144A Global 11% Senior Secured Exchange Note due 2015 (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-4/A filed June 27, 2008, Registration No. 333-150853).

4.10	—	Rights Agreement dated as of May 19, 2008 between Forbes Energy Services Ltd. and CIBC Mellon Trust Company, as Rights Agent, which includes as Exhibit A the Certificate of Designations of Series A Junior Participating Preferred Shares, as Exhibit B the form of Right Certificate and as Exhibit C the form of Summary of Rights to Purchase Shares (incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-4/A filed June 27, 2008, Registration No. 333-150853).

4.11	—	Certificate of Designation of the Series B Senior Convertible Preferred Shares (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed May 28, 2010).

4.13	—	Indenture, dated June 7, 2011 among Forbes Energy Services Ltd., as issuer, the guarantors party thereto and Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated June 7, 2011).

4.14	—	Registration Rights Agreement, dated as of June 7, 2011, among Jefferies & Company, Inc., Forbes Energy Services Ltd. and the guarantors party thereto (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated June 7, 2011).

4.17	—	Amended and Restated Certificate of Designation of the Series B Senior Convertible Preferred Shares (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed January 25, 2011).

4.18	—	Specimen Certificate for the Company’s common stock, $0.04 par value (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form 8-A filed August 12, 2011).

9.2	—	Amended and Restated Nominating and Voting Agreement dated as of March 9, 2011, by and among John E. Crisp, Charles C. Forbes, Jr., Janet Forbes and Forbes Energy Services Ltd. (incorporated by reference to Exhibit 9.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010).

10.1	—	Loan and Security Agreement, dated as of September 9, 2011, by and among Forbes Energy Services LLC, Forbes Energy International, LLC, TX Energy Services, LLC, C.C. Forbes, LLC and Superior Tubing Testers, LLC, as borrowers, Forbes Energy Services Ltd., as guarantor, certain lenders party thereto, and Regions Bank, as administrative agent for the lenders (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-4 filed September 13, 2011, Registration No. 333-176794).

31.1*	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2*	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1*	—	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	—	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	—	Interactive Data Files

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORBES ENERGY SERVICES LTD.

14-Nov-11	By:	/S/ JOHN E. CRISP

John E. Crisp
Chairman, Chief Executive Officer and President
(Principal Executive Officer)

14-Nov-11	By:	/s/ L. MELVIN COOPER

L. Melvin Cooper
Senior Vice President,
Chief Financial Officer and Assistant Secretary
(Principal Financial and Accounting Officer)

EXHIBIT INDEX**

Number		Description of Exhibits

1.1	—	Letter Agreement dated December 1, 2009, by and among the underwriter and Forbes Energy Services Ltd. (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K dated December 7, 2009).

1.2	—	Underwriting Agreement dated December 4, 2009, by and among the underwriter and Forbes Energy Services Ltd. (incorporated by reference to Exhibit 1.2 to the Company’s Current Report on Form 8-K dated December 7, 2009).

1.3	—	Purchase Agreement, dated as of May 24, 2011, among Jefferies & Company, Inc., Forbes Energy Services Ltd. and the guarantors party thereto (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K dated June 7, 2011).

2.1	—	Agreement and Plan of Reorganization effective January 1, 2008 among Forbes Energy Services LLC and the respective members of C.C. Forbes, LLC, TX Energy Services, LLC and Superior Tubing Testers, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-4/A filed June 27, 2008, Registration No. 333-150853).

2.2	—	Agreement and Plan of Reorganization effective May 29, 2008 among Forbes Energy Services Ltd. and the members of Forbes Energy Services LLC (incorporated by reference to Exhibit 2.2 to the Company’s Registration Statement on Form S-4/A filed June 27, 2008, Registration No. 333-150853).

2.3	—	Plan of Conversion of Forbes Energy Services Ltd. (incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form 8-A filed August 12, 2011).

2.4	—	Certificate of Conversion of Forbes Energy Services, Ltd (incorporated by reference to exhibit 2.2 to the Company’s Registration Statement on Form 8-A filed August 12, 2011)

3.1	—	Memorandum of Association of Forbes Energy Services Ltd. (incorporated by reference to Exhibit 3.11 to the Company’s Registration Statement on Form S-4/A filed June 27, 2008, Registration No. 333-150853).

3.2	—	Amended and Restated Bye-laws of Forbes Energy Services Ltd. (incorporated by reference to Exhibit 3.12 to the Company’s Registration Statement on Form S-4/A filed June 27, 2008, Registration No. 333-150853).

3.3	—	Certificate of Formation of Forbes Energy Services Ltd. (including the certificates of designation for the Company’s Series A Preferred Stock and Series B Preferred Stock attached as appendices thereto) (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 8-A filed August 12, 2011).

3.4	—	Amended and Restated Bylaws of Forbes Energy Services Ltd. (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 8-A filed August 12, 2011).

4.1	—	Indenture, dated as of February 12, 2008 among Forbes Energy Services LLC and Forbes Energy Capital Inc., as issuers, the guarantors party thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

4.2	—	Supplemental Indenture (First Supplemental Indenture), dated as of May 29, 2008 among Forbes Energy Services Ltd., Forbes Energy Services LLC, Forbes Energy Capital Inc., the other Guarantors (as defined in the Indenture referred to therein) and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).

4.3	—	Supplemental Indenture (Second Supplemental Indenture, dated as of October 6, 2008 among Forbes Energy Services Ltd., Forbes Energy Services LLC, Forbes Energy Capital Inc., the other Guarantors (as defined in the Indenture referred to therein) and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

4.4	—	Third Supplemental Indenture, dated as of February 6, 2009 among Forbes Energy Services Ltd., Forbes Energy Services LLC, Forbes Energy Capital Inc., the other Guarantors (as defined in the Indenture referred to therein) and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 6, 2009).

4.5	—	Fourth Supplemental Indenture, dated as of May 24, 2011, among Forbes Energy Services Ltd., Forbes Energy Services LLC, Forbes Energy Capital Inc., the other Guarantors (as defined therein) and Wells Fargo Bank, National Association, as trustee and collateral agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 20, 2011).

EXHIBIT INDEX**

Number		Description of Exhibits

4.6	—	Indenture dated as of October 2, 2009, by and among Forbes Energy Services LLC and Forbes Energy Capital Inc., as issuers, the guarantors party thereto and Wilmington Trust FSB, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated October 10, 2009).

4.7	—	Notation of Guarantee from Forbes Energy Services Ltd. (incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

4.8	—	Notation of Guarantee from Forbes Energy International, LLC (incorporated by reference to Exhibit 4.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

4.9	—	Specimen 144A Global 11% Senior Secured Exchange Note due 2015 (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-4/A filed June 27, 2008, Registration No. 333-150853).

4.10	—	Rights Agreement dated as of May 19, 2008 between Forbes Energy Services Ltd. and CIBC Mellon Trust Company, as Rights Agent, which includes as Exhibit A the Certificate of Designations of Series A Junior Participating Preferred Shares, as Exhibit B the form of Right Certificate and as Exhibit C the form of Summary of Rights to Purchase Shares (incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-4/A filed June 27, 2008, Registration No. 333-150853).

4.11	—	Certificate of Designation of the Series B Senior Convertible Preferred Shares (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed May 28, 2010).

4.13	—	Indenture, dated June 7, 2011 among Forbes Energy Services Ltd., as issuer, the guarantors party thereto and Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated June 7, 2011).

4.14	—	Registration Rights Agreement, dated as of June 7, 2011, among Jefferies & Company, Inc., Forbes Energy Services Ltd. and the guarantors party thereto (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated June 7, 2011).

4.17	—	Amended and Restated Certificate of Designation of the Series B Senior Convertible Preferred Shares (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed January 25, 2011).

4.18	—	Specimen Certificate for the Company’s common stock, $0.04 par value (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form 8-A filed August 12, 2011).

9.2	—	Amended and Restated Nominating and Voting Agreement dated as of March 9, 2011, by and among John E. Crisp, Charles C. Forbes, Jr., Janet Forbes and Forbes Energy Services Ltd. (incorporated by reference to Exhibit 9.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010).

10.1	—

Loan and Security Agreement, dated as of September 9, 2011, by and among Forbes Energy Services LLC, Forbes Energy International, LLC, TX Energy Services, LLC, C.C. Forbes, LLC and Superior Tubing Testers, LLC, as borrowers, Forbes Energy Services Ltd., as guarantor, certain lenders party thereto, and Regions Bank, as administrative agent for the lenders (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-4 filed September 13, 2011, Registration No. 333-176794).

31.1*	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2*	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1*	—	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	—	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	—	Interactive Data Files

*	Filed herewith.