Form 10-K
period 2011-12-31
Forbes Energy Services Ltd.
filed 2012-03-30
CIK 1434842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-35281

Forbes Energy Services Ltd.

(Exact name of registrant as specified in its charter)

Texas	98-0581100
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3000 South Business Highway 281 Alice, Texas	78332
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (361) 664-0549

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $0.04 par value	The Nasdaq Stock Market

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☒	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    ☐  Yes    ☒  No

The aggregate market value of the stock held by non-affiliates of the registrant as of the last business day of the most recently completed second fiscal quarter, June 30, 2011, was approximately USD 156.6 million based on the closing sales price of the registrant’s common stock as reported by the Toronto Stock Exchange on June 30, 2010 of USD $10.50 per share, as retroactively adjusted to give effect to the four-to-one consolidation of the common stock that was effective as of August 12, 2011 and as converted from CDN$ to USD$ based on the exchange rate on June 30, 2010 of CDN $1.00 equaling USD $1.038 as reported in the Wall Street Journal.

As of March 28, 2012, there were 21,049,667 common shares outstanding.

FORBES ENERGY SERVICES LTD. AND SUBSIDIARIES (a/k/a the “Forbes Group”)

i

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and any oral statements made in connection with it include certain forward-looking statements within the meaning of the federal securities laws. You can generally identify forward-looking statements by the appearance in such a statement of words like “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project” or “should” or other comparable words or the negative of these words. When you consider our forward-looking statements, you should keep in mind the risk factors we describe and other cautionary statements we make in this Annual Report on Form 10-K. Our forward-looking statements are only predictions based on expectations that we believe are reasonable. Our actual results could differ materially from those anticipated in, or implied by, these forward-looking statements as a result of known risks and uncertainties set forth below and elsewhere in this Annual Report on Form 10-K. These factors include or relate to the following:

•	supply and demand for oilfield services and industry activity levels;

•	potential for excess capacity;

•	spending by the oil and natural gas industry given the continuing worldwide economic downturn;

•	our level of indebtedness in the current depressed market;

•	possible impairment of our long-lived assets;

•	our ability to maintain stable pricing;

•	competition;

•	substantial capital requirements;

•	significant operating and financial restrictions under our indenture and revolving credit facility;

•	technological obsolescence of operating equipment;

•	dependence on certain key employees;

•	concentration of customers;

•	substantial additional costs of compliance with reporting obligations, the Sarbanes-Oxley Act and indenture covenants;

•	material weaknesses in internal controls over financial reporting;

•	seasonality of oilfield services activity;

•	collection of accounts receivable;

•	environmental and other governmental regulation, including potential climate change legislation;

•	the potential disruption of business activities caused by the physical effects, if any, of climate change;

•	risks inherent in our operations;

•	market response to global demands to curtail use of oil and natural gas;

•	ability to fully integrate future acquisitions;

•	variation from projected operating and financial data;

•	variation from budgeted and projected capital expenditures;

•	volatility of global financial markets; and

•	the other factors discussed under “Risk Factors” on page 9 of this Annual Report on Form 10-K.

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

ii

PART I

Item 1.	Business

Overview

Forbes Energy Services Ltd., or FES Ltd, is an independent oilfield services contractor that provides a wide range of well site services to oil and natural gas drilling and producing companies to help develop and enhance the production of oil and natural gas. These services include fluid hauling, fluid disposal, well maintenance, completion services, workovers and recompletions, plugging and abandonment, and tubing testing. Our operations are concentrated in the major onshore oil and natural gas producing regions of Texas, with additional locations in Mississippi, in Pennsylvania and, prior to the disposition of our Mexican assets in January 2012, which is discussed below, in Mexico. We believe that our broad range of services, which extends from initial drilling, through production, to eventual abandonment, is fundamental to establishing and maintaining the flow of oil and natural gas throughout the life cycle of our customers’ wells. Our headquarters and executive offices are located at 3000 South Business Hwy 281, Alice, Texas 78332. We can be reached by phone at (361) 664-0549.

As used in this Annual Report on Form 10-K, the “Company,” the “Forbes Group,” “we,” and “our” mean FES Ltd and its subsidiaries, except as otherwise indicated. Unless otherwise indicated, all financial or operational data presented herein relates to our continuing operations, excluding our operations in Mexico, which were sold in January 2012.

We currently provide a wide range of services to a diverse group of companies. Over the year ended December 31, 2011, we provided services to over 940 companies. Our blue-chip customer base includes Anadarko Petroleum Corporation, Chesapeake Energy Corporation, ConocoPhillips Company, Rosetta Resources, Inc., and Shell Oil Company, among others. John E. Crisp and Charles C. Forbes, our senior management team, have cultivated deep and ongoing relationships with these customers during their average of over 35 years of experience in the oilfield services industry. For the year ended December 31, 2011, we generated consolidated revenues of approximately $445.8 million.

We currently conduct our operations through the following two business segments:

•

Well Servicing. The well servicing segment comprised 39.9% of our consolidated revenues for the year ended December 31, 2011. At December 31, 2011, our well servicing segment utilized our modern fleet of 159 owned well servicing rigs, which included 149 workover rigs and 10 swabbing rigs, and related assets and equipment. These assets are used to provide (i) well maintenance, including remedial repairs and removal and replacement of downhole production equipment, (ii) well workovers, including significant downhole repairs, re-completions and re-perforations, (iii) completion and swabbing activities, and (iv) plugging and abandoning services. In addition, we have a fleet of nine tubing testing units that are used to conduct pressure testing of oil and natural gas production tubing.

•

Fluid Logistics and Other. The fluid logistics and other segment comprised 60.1% of our consolidated revenues for the year ended December 31, 2011. Our fluid logistics and other segment utilized our fleet of owned or leased fluid transport trucks and related assets, including specialized vacuum, high-pressure pump and tank trucks, frac tanks, water wells, salt water disposal wells and facilities, and related equipment. These assets are used to provide, transport, store, and dispose of a variety of drilling and produced fluids used in, and generated by, oil and natural gas production. These services are required in most workover and completion projects and are routinely used in daily operations of producing wells. Beginning in the fiscal year 2010, the Company began providing additional services in which Wolverine Construction, Inc., a related party, completed such services as a sub-contractor. These services involved site preparation and were complementary to the traditional services offered by the Company. The Company ceased offering these services in June 2011. Prior to such termination, we would pay Wolverine for their services and materials and then would bill the cost to the customer with a margin of approximately 5%. The amount of revenue associated with the sub-contractor work totaled approximately $5.2 and $12.0 million for the fiscal years ending December 31, 2011 and 2010, respectively.

We believe that our two business segments are complementary and create synergies in terms of selling opportunities. Our multiple lines of service are designed to capitalize on our existing customer base to grow within existing markets, generate more business from existing customers, and increase our operating performance. By offering our customers the ability to reduce the number of vendors they use, we believe that we help improve our customers’ efficiency. This is demonstrated by the fact that 81.7% of our consolidated revenues for the year ended December 31, 2011 were from customers that utilized services of both of our business segments. Further, by having multiple service offerings that span the life cycle of the well, we believe that we have a competitive advantage over smaller competitors offering more limited services.

The following table summarizes the major components of our equipment fleet at the dates indicated.

	December 31,
	2011	2010	2009
Locations(1)	25	26	28
Well Servicing Segment:
Workover rigs (1)	149	148	148
Swabbing rigs	10	11	9
Tubing testing units	9	9	6
Fluid Logistics and Other Segment:
Vacuum trucks (1)(2)	408	281	286
High-pressure pump trucks (2)	21	19	19
Other heavy trucks (2)	67	57	57
Frac tanks	1,879	1,368	1,369
Salt water disposal wells	17	15	18

(1)	The table above does not include 14 workover rigs, 4 vacuum trucks and one operating location which were included in the disposition of substantially all of our long-lived assets located in Mexico completed on January 12, 2012.
(2)	At December 31, 2011, 87 vacuum trucks, 2 pump trucks and 7 other heavy trucks were leased.

Corporate Structure

FES Ltd was initially organized as a Bermuda exempt company on April 9, 2008 to be the holding company for FES LLC and its subsidiaries. On August 12, 2011, FES Ltd discontinued its existence as a Bermuda entity and converted into a Texas corporation, or the Texas Conversion. Both in its capacity as a Bermuda exempt company prior to the Texas Conversion and in its capacity as a Texas corporation after the Texas Conversion, FES Ltd has been and is the holding company for all of our operations. Forbes Energy Services LLC, or FES LLC, a Delaware limited liability company, is a wholly-owned subsidiary of FES Ltd that acts as an intermediate holding company for our direct and indirect wholly-owned operating companies that have conducted our business historically, C.C. Forbes, LLC, or CCF, TX Energy Services, LLC, or TES, Superior Tubing Testers, LLC, or STT, and Forbes Energy International, LLC, or FEI.

In November 2011, we dissolved Forbes Energy Capital Inc., a subsidiary of FES LLC, which was created solely to be a co-issuer of our Second Priority Notes and our first lien floating rate notes, all of which have been repurchased and discharged, as discussed on page 54.

Prior to January 12, 2012, the Company conducted operations in Mexico through a Mexican branch of FES Ltd and two Mexican subsidiaries, Forbes Energy Services México Servicios de Personal S. de R.L. de C.V. and Forbes Energy Services México S. de R.L. de C.V. On January 12, 2012, we sold our business and substantially all of our assets located in Mexico as well as 100% of the equity interests of Forbes Energy Services México Servicios de Personal S. de R.L. de C.V., the Mexico subsidiary which employed our employees in Mexico.

In connection with the Texas Conversion, FES Ltd effected a 4-to-1 share consolidation, whereby each four shares of common stock of FES Ltd of par value $0.01 per share were consolidated into a single share of common stock of par value $0.04, or the Share Consolidation. No fractional shares of common stock were issued as a result of the Share Consolidation. In lieu of such issuance, the Company, through American Stock Transfer & Trust Company, LLC, who acted as the Company’s exchange agent for the Share Consolidation and Texas Conversion, paid holders of such fractional interests cash based on the market price immediately prior to the Share Consolidation. As a result of the Share Consolidation, eight shares of common stock, on a post-consolidation basis, were eliminated. The exchange of shares associated with the Share Consolidation and Texas Conversion was registered under the Securities Act of 1933, as amended, pursuant to a registration statement on Form S-4, which was declared effective on August 11, 2011. In connection with these transactions, on August 16, 2011, the common stock of FES Ltd was listed and began trading on the NASDAQ Global Market, or NASDAQ.

Our Competitive Strengths

We believe that the following competitive strengths position us well within the oilfield services industry:

•

Young and Modern Fleet. We believe we operate one of the youngest and most modern fleets of well servicing rigs among the large well-servicing companies, based on the average age of our well servicing rigs. Approximately 70.4% of our 159 well servicing rigs at December 31, 2011 were built in the last five years. We believe that a younger, more modern fleet is more attractive to our customers because newer well servicing rigs require less down time for maintenance and generally are more reliable than older equipment. As part of our strategy, we have undertaken to enhance our design specifications to improve the operational and safety characteristics of our equipment compared with older equipment.

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

•

High Level of Customer Retention with a Blue Chip Customer Base. Our top customers include many of the largest integrated and independent oil and natural gas companies operating onshore in the United States. We believe we have been successful in growing in our existing markets with existing customers due to the quality of our well servicing rigs, our personnel and our safety record. We believe members of our senior management have maintained excellent working relationships with our top customers in the United States during their average of over 30 years of experience in the oilfield services industry. We believe the complementary nature of our two business segments also helps retain customers because of the efficiency we offer a customer that has multiple needs at the wellsite. Notably, 81.7% of our revenues from the year ended December 31, 2011 were from customers that utilize services of both of our business segments.

•

Industry-Leading Safety Record. For 2011, we had approximately 82.2 % fewer reported incidents than the industry average. We believe that our safety record and reputation are critical factors to purchasing and operations managers in their decision-making process. We have a strong safety culture based on our training programs and safety seminars for our employees and customers. For example, for several years, members of our senior management have played an integral part in monthly joint safety training meetings with customer personnel. In addition, our deployment of new well servicing rigs with enhanced safety features has contributed to our strong safety record and reputation.

•

Experienced Senior Management Team and Operations Staff. Our senior management team of John E. Crisp and Charles C. Forbes has approximately 70 years of combined experience within the oilfield services industry. In addition, our next level of management, which includes our location managers, has an average of approximately 29 years of experience in the industry.

Our Business Strategy

Our strategy is to continue to do the following:

•

Maintain maximum asset utilization. We constantly monitor asset usage and industry trends in order to maximize utilization. We accomplish this through moving assets from regions with less activity to those with more activity or that are increasing in activity. In the current economic environment, we are focusing on basins that are either predominantly oil or contain natural gas with high liquids content, such as the Eagle Ford basin in South Texas, as we anticipate that these areas will experience substantial activityin the foreseeable future.

•

A Presence in Proven and Established Oil and Liquids Rich Basins. We focus our operations on customers that operate in well-established basins which have proven production histories and that have maintained a higher level of activity throughout various oil and natural gas pricing environments. We believe that this creates a more stable revenue stream for us as the production related services we provide our customers are tied more to ongoing production from proven wells and less to exploratory activity. Our experience shows that production-related services have generally withstood depressed economic conditions better than exploratory services.

•

Establish and Maintain Leadership Position in Core Operating Areas. Based on our estimates, we believe that we have a significant market share in well servicing and fluid logistics in South Texas. We strive to establish and maintain market leadership positions within each of our core operating areas. To achieve this goal, we maintain close customer relationships and offer high-quality services and modern equipment for our customers. In addition, our significant presence in our core operating areas facilitates employee retention and hiring, and brand recognition.

•

Maintain a Disciplined Growth Strategy. We strategically evaluate opportunities for growth and expansion. Currently we are focused on purchasing additional equipment to meet the needs of our existing customers. Further, in order to maximize our ability to take advantage of growth opportunities, from time to time, we have closed or sold operations in certain areas. In January 2012, we sold our Mexican business and substantially all of our assets located in Mexico, as well as 100% of the equity interests of our Mexican employment company. The Company intends to reinvest the proceeds from this sale by purchasing equipment for use in the United States.

Description of Business Segments

Well Servicing Segment

Through a modern fleet of 159 well servicing rigs, as of December 31, 2011, situated in 12 operational areas across Texas, one in Mississippi and one in Pennsylvania, we provide a comprehensive offering of well servicing services to oil and natural gas companies in Texas and our other locations, including completions of newly drilled oil and natural gas wells, wellbore maintenance, workovers and re-completions, tubing testing, and plugging and abandonment services. As discussed previously, we sold our Mexican business and substantially all of our assets in Mexico in January 2012. Our well servicing rig fleet has an average age of less than five years. As part of our operational strategy, we enhanced our design specifications to improve the operational and safety characteristics of our well servicing rigs compared with older well servicing rigs operated by others in the industry. These include increased derrick height and weight ratings, and increased mud pump horsepower. We believe these enhanced features translate into increased demand for our equipment and services along with better pricing for our equipment and personnel. In addition, we augment our well servicing rig fleet with auxiliary equipment, such as mud pumps, power swivels, mud plants, mud tanks, blow-out preventers, lighting plants, generators, pipe racks and tongs, which results in incremental rental revenue and increases the profitability of a typical well service job.

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

•

Tubing Testing. Through a fleet of nine downhole testing units, we provide downhole tubing testing services that allow operators to verify tubing integrity. Tubing testing services are performed as production tubing is run into a new wellbore or on older wellbores as production tubing is replaced during a workover operation. In addition to our downhole testing units, we also have two electromagnetic scan trucks which scan tubing while out of the wellbore. This scanning function provides key operational information related to corrosion pitting, holes and splits, and wall loss on tubing. Tubing testing services are complementary to our other service offerings and provide a significant opportunity for cross-selling.

•

Plugging and Abandonment. Our well servicing rigs are also used in the process of permanently closing oil and natural gas wells that are no longer capable of producing in economic quantities, become mechanically impaired or are dry holes. Plugging and abandonment work can be performed with a well servicing rig along with wireline and cementing equipment; however, this service is typically provided by companies that specialize in plugging and abandonment work. Many well operators bid this work on a “lump sum” basis to include the sale or disposal of equipment salvaged from the well as part of the compensation received. We perform plugging and abandonment work in conjunction with equipment provided by other service companies.

Fluid Logistics and Other Segment

Our fluid logistics and other segment provides an integrated array of oilfield fluid sales, transportation, storage, and disposal services that are required on most workover, drilling, and completion projects and are routinely used in daily operation of producing wells by oil and natural gas producers. We have a substantial operational footprint with 16 fluid logistics locations across Texas as of December 31, 2011, and an extensive fleet of transportation trucks, high-pressure pump trucks, frac tanks, and salt water disposal wells. This combination of services enables us to provide a one-stop source for oil and natural gas companies. We believe that the vast majority of our smaller competitors in this segment can provide some, but not all, of the equipment and services required by customers, thereby requiring them to use several companies to meet their requirements and increasing their administrative burden. In addition, by pursuing an integrated approach to service, we experience increased asset utilization rates, as multiple assets are usually required to provide a given service.

We provide the following services in our fluid logistics and other segment:

•

Fluid Hauling. At December 31, 2011, we owned or leased 408 fluid service vacuum trucks, trailers, and other hauling trucks equipped with a fluid hauling capacity of up to 150 barrels per unit. Each fluid service truck unit is equipped to pump fluids from or into wells, pits, tanks, and other on-site storage facilities. The majority of our fluid service truck units are also used to transport water to fill frac tanks on well locations, including frac tanks provided by us and others, to transport produced salt water to disposal wells, including injection wells owned and/or operated by us, and to transport drilling and completion fluids to and from well locations. In conjunction with the rental of frac tanks, we use fluid service trucks to transport water for use by our customers in fracturing operations. Following completion of fracturing operations by our customers, our fluid service trucks are used to transport the flowback produced as a result of the fracturing operations from the wellsite to disposal wells.

•

Disposal Services. Most oil and natural gas wells produce varying amounts of salt water throughout their productive lives. Under Texas law, oil and natural gas waste and salt water produced from oil and natural gas wells are required to be disposed of in authorized facilities, including permitted salt water disposal wells. Injection wells are licensed by state authorities and are completed in permeable formations below the fresh water table. At December 31, 2011, we operated 17 disposal wells in 15 locations across Texas, with an aggregate injection capacity of approximately 140,500 barrels per day, that are permitted to dispose of salt water, and incidental non-hazardous oil and natural gas wastes throughout our operational bases in Texas. Our transport trucks frequently transport fluids that are disposed of in these salt water disposal wells. The salt water disposal wells are strategically located in close proximity to the producing wells of our customers. We maintain separators at all 17 of our disposal wells, which permits us to salvage residual crude oil that is used in operations or later sold.

•

Equipment Rental. At December 31, 2011, we owned a fleet of 1,879 fluid storage tanks that can store up to 500 barrels of fluid each or an aggregate storage capacity of approximately 939,500 barrels. This equipment is used by oilfield operators to store various fluids at the wellsite, including fresh water, brine and acid for frac jobs, flowback, temporary production, and mud storage. We transport the tanks with our trucks to well locations that are usually within a 75-mile radius of our nearest location. Frac tanks are used during all phases of the life of a producing well. A typical fracturing operation conducted by a customer can be completed within four days using five to 25 or more frac tanks. We believe we maintain one of the youngest frac tank fleets in the industry with an average equipment age of less than three years.

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

•

Site Preparation Services. In the fiscal year 2010, the Company began providing site preparation services that were complementary to the traditional services offered by the Company. Wolverine Construction, Inc., a related party, completed such services as a sub-contractor. We billed the cost to the customer with a margin of approximately 5%. The Company ceased offering these services in June 2011.

Financial Information about Segments and Geographic Areas

See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 14 to our consolidated financial statements for the year ended December 31, 2011 included in this Annual Report on Form 10-K for further discussion regarding financial information by segment and geographic location.

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

We cross-market our well servicing rigs along with our fluid logistics services, thereby offering our customers the ability to minimize vendors, which we believe improves the efficiency of our customers. This is demonstrated by the fact that 81.7% of our revenues for the year ended December 31, 2011 were from customers that utilized services of both of our business segments.

Employees

At December 31, 2011, we had 2,124 employees. We provide comprehensive employee training, and implement recognized standards for health and safety. None of our employees are represented by a union or employed pursuant to a collective bargaining agreement or similar arrangement. We have not experienced any strikes or work stoppages, and we believe we have good relations with our employees. As of December 31, 2011, we had increased our overall workforce by approximately 34.7% or by 547 employees when compared to December 31, 2010. This is a direct result of the current positive industry trends which have resulted in the need for additional personnel to service the increased activity levels.

Continued retention of existing qualified management and field employees and availability of additional qualified management and field employees will be a critical factor in our continued success as we work to ensure that we have adequate levels of experienced personnel to service our customers. Given industry trends, this continues to be increasingly challenging.

Competition

Our competition includes small regional service providers as well as larger companies with operations throughout the continental United States and internationally. Our largest competitors are Basic Energy Services, Inc., Superior Energy Services, Inc., Heckman Corporation, Key Energy Services, Inc., Nabors Industries Ltd., and Stallion Oilfield Services, Ltd. We believe that these larger competitors primarily have centralized management teams that direct their operations and decision-making primarily from corporate and regional headquarters. In addition, because of their size, these companies market a large portion of their work to the major oil and natural gas companies. We compete primarily on the basis of the young age and quality of our equipment, our safety record, the quality and expertise of our employees and our responsiveness to customer needs.

Customers

We served in excess of 940 customers during the year ended December 31, 2011. For the years ended December 31, 2011, 2010 and 2009, our largest customer in each year comprised approximately 15.5%, 7.3%, and 12.6% of our consolidated revenues, our five largest customers comprised approximately 42.3%, 30.5%, and 33.6% of our consolidated revenues, and our ten largest customers comprised approximately 59.1%, 47.0%, and 45.1% of our consolidated revenues. During 2011, Chesapeake Energy Corporation comprised 15.5% of our consolidated revenues. During 2010 no customer comprised 10.0% or more of our consolidated revenues. During 2009 ConocoPhillips comprised 12.6% of our consolidated revenues. We have discontinued operations in Mexico and have not included PEMEX in this customer analysis, which if included would have represented 13.8%, 13.7% and 11.7% of our consolidated revenues, including revenues from our discontinued operations, for the years ended December 31, 2011, 2010 and 2009, respectively. Following an industry downturn that began in the fourth quarter of 2008, activity in the oil and gas industry began to improve in the last half of 2010 and has continued through the current period. We are again expanding revenues within our existing customer base. Nevertheless, the loss of our top customer or of several of the customers in the top ten would materially adversely affect our revenues and results of operations. We believe that customers lost could be replaced with other customers, but there can be no assurance that lost revenues could be replaced in a timely manner or at all, especially given the market’s competitiveness.

Our business segments charge customers by the hour, day or project for services, equipment and personnel.

We have master service agreements in place with most of our customers, under which jobs or projects are awarded on the basis of price, type of service, location of equipment, and the experience level of work crews.

Suppliers

Through June 2011, we leased ten workover rigs and one swab rig. Six of these leased rigs were used in connection with our discontinued operations in Mexico. During the month of June, we purchased these rigs, resulting in the Company owning all of the workover and swab rigs it utilizes as of December 31, 2011.

We purchase well servicing chemicals, drilling fluids, and related supplies from various third-party suppliers. We purchase potassium chloride from two suppliers Agri-Empresa, Inc. and Tetra Technologies, Inc. For all other well servicing products, such as barite, surfactants, and drilling fluids, we purchase from various suppliers of well servicing products when needed.

Although we do not have written agreements with any of our suppliers (other than leases with respect to certain equipment), we have not historically suffered from an inability to purchase or lease equipment or purchase raw materials.

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

Environmental Regulations

Our operations are subject to and our operations in Mexico, which were sold in January 2012, were subject to various federal, state and local laws and regulations in the United States pertaining to health, safety and the environment. Laws and regulations protecting the environment have become more stringent over the years, and in certain circumstances may impose strict liability, rendering us liable for environmental damage without regard to negligence or fault on our part. Moreover, cleanup costs, penalties and other damages arising as a result of new, or changes to existing, environmental laws and regulations could be substantial and could have a material adverse effect on our financial condition, results of operations and cash flows. We believe that we conduct our operations in substantial compliance with current United States federal, state and local requirements related to health, safety and the environment.

The following is a summary of the more significant existing environmental, health and safety laws and regulations to which our operations are subject and for which compliance may have a material adverse effect on our results of operation or financial position. See Item 1A “Risk Factors—Due to the nature of our business, we may be subject to environmental liability” on page 14 of this Annual Report on Form 10-K for further details.

The discussion below relates to the significant environmental, health and safety laws and regulations that apply to our continuing operations, which excludes our Mexican operations that were sold in January 2012. Those Mexican operations were subject to various Mexican environmental, health and safety laws and regulations that are similar in scope and purpose as those governing our continuing U.S. operations. Notwithstanding the fact that we have sold our Mexican operations, we may still be subject to environmental liabilities under Mexican law and under the indemnification provisions of the asset and membership interest purchase agreement that governed the disposition of our Mexican operations, to the extent that our operations in Mexico are deemed to have been in violation of Mexican law. Nevertheless, we believe that we have conducted our operations in Mexico in substantial compliance with Mexican environmental, health and safety laws and regulations.

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

Water Discharges

We operate facilities that are subject to requirements of the Clean Water Act, as amended, or CWA, and analogous state laws that impose restrictions and controls on the discharge of pollutants into navigable waters. Pursuant to these laws, permits must be obtained to discharge pollutants into state waters or waters of the United States, including to discharge storm water runoff from certain types of facilities. Spill prevention, control, and countermeasure requirements under the CWA require implementation of measures to help prevent the contamination of navigable waters in the event of a hydrocarbon spill. The CWA can impose substantial civil and criminal penalties for non-compliance. We believe that our disposal and equipment cleaning facilities are in substantial compliance with CWA requirements.

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

Climate Change Regulation

The U.S. Congress has considered legislation to reduce the emissions of certain gases, commonly referred to as “greenhouse gases,” including carbon dioxide and methane, which, according to certain scientific studies, might contribute to the warming of the Earth’s atmosphere and other climatic changes. On June 26, 2009, the U.S. House of Representatives passed the American Clean Energy and Security Act of 2009, or ACESA, which would establish an economy-wide cap-and-trade program to reduce U.S. emissions of these greenhouse gases. ACESA would require a 17% reduction in greenhouse gas emissions from 2005 levels by 2020 and just over an 80% reduction of such emissions by 2050. Under the ACESA, the Environmental Protection Agency, or the EPA, would issue a capped and steadily declining number of tradable emissions allowances to major sources of greenhouse gas emissions permitting such sources to continue to emit greenhouse gases into the atmosphere. The cost of these allowances would be expected to increase significantly over time. ACESA would impose increasing costs on the combustion of carbon-based fuels such as oil and natural gas. The U.S. Senate began work on its own legislation for restricting domestic greenhouse gas emissions and President Obama has indicated his support of legislation to reduce greenhouse gas emissions through an emission allowance system. Although it is not currently possible to predict when or if the Senate may act on climate change legislation or how any such bill would be reconciled with ACESA, any future federal laws or implementing regulations that may be adopted to address the emission of greenhouse gases could adversely affect demand for our services by reducing demand for the oil and natural gas produced by our customers. Such legislation could also increase our operating costs.

Additionally, on December 7, 2009, the EPA announced its finding that greenhouse gas emissions presented an endangerment to human health and the environment. This endangerment finding allows the EPA to proceed with the adoption and implementation of regulations that would restrict emissions of greenhouse gases under existing provisions of the federal Clean Air Act. In September 2009, the EPA proposed regulations in anticipation of finalizing its endangerment finding that would require a reduction in greenhouse gas emissions from motor vehicles and, could also trigger permit review for greenhouse gas emissions from certain stationary sources. On October 30, 2009, the EPA published a final rule requiring the reporting of greenhouse gas emissions from specified large greenhouse gas emission sources in the United States beginning in 2011 for emissions occurring in 2010. On November 30, 2010, the EPA issued regulations requiring onshore and offshore petroleum and natural gas production; natural gas processing, transmission distribution and storage facilities; and facilities that inject and store carbon dioxide underground for the purposes of geologic sequestration or enhanced oil and gas recovery to report greenhouse gas emission on an annual basis. Reporting requirements under these new regulations are mandatory beginning in 2012 for emissions occurring in 2011.

Previously, the U.S. Congress has considered legislation that would regulate emission reporting and reduction and commodity hedging, and the U.S. Congress has evaluated proposals impacting onshore and offshore oil and gas activities and legislation such as the Oil Pollution Act. Such legislation and proposals have the potential to increase the cost of business for us and our customers and to require changes in the manner in which we operate our business. The adoption and implementation of additional regulations that would impose reporting obligations on, or limiting emissions of greenhouse gases from, our equipment and operations and the equipment and operations of our customers could require us to incur increased operating costs and could adversely affect demand for crude oil and natural gas produced by our customers, which would adversely affect demand for our services. The potential increase in the costs of our operations and the operations of our customers could include additional costs to operate and maintain equipment and facilities, install new emission controls on equipment and facilities, acquire allowances to authorize greenhouse gas emissions, pay any taxes related to greenhouse gas emissions and administer and manage a greenhouse gas emissions program. While we may be able to include some or all of such increased operating costs in the rates we charge for our services, any recovery of such costs is uncertain. Even if such legislation is not adopted at the national level, a number of states, acting either individually or through multi-state regional initiatives, have already begun implementing legal measures to reduce emissions of greenhouse gases. While no such legislation is currently being considered in Texas, many of our customers operate nationally and would be adversely affected by the requirements of such legislation. Any one of these climate change regulatory and legislative initiatives could have a material adverse effect on our business, financial condition and results of operations.

Other Laws and Regulations

We operate salt water disposal wells that are subject to the CWA, Safe Drinking Water Act, and state and local laws and regulations, including those established by the EPA’s Underground Injection Control Program which establishes the minimum program requirements. Our salt water disposal wells are located in Texas, which requires us to obtain a permit to operate each of these wells. We have such permits for each of our salt water disposal wells. The Texas regulatory agency may suspend or modify any of these permits if such well operation is likely to result in pollution of fresh water, substantial violation of permit conditions or applicable rules, or leaks to the environment. We maintain insurance against some risks associated with our well service activities, but there can be no assurance that this insurance will continue to be commercially available or available at premium levels that justify its purchase by us. The occurrence of a significant event that is not fully insured or indemnified could have a materially adverse effect on our financial condition and operations. In addition, hydraulic fracturing practices have come under increased scrutiny in recent years as various regulatory bodies and public interest groups investigate the potential impacts of hydraulic fracturing on fresh water sources. Risks associated with potential regulation of hydraulic fracturing are discussed in more detail under Item 1A. Risk Factors, hydraulic fracturing regulations or investigations could adversely impact our business.

In Mexico, all work related to the development of oil and other petrochemicals, including work related to oil wells, must be authorized by Mexican authorities, which requires an environmental impact statement related to such work.

Available Information

Information regarding Forbes Energy Services Ltd. and its subsidiaries can be found on our website at http://www.forbsenergyservices.com. We make available on our website, free of charge, access to our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, as well as other documents that we file or furnish to the Securities and Exchange Commission, or the SEC, in accordance with Sections 13 or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after these reports have been electronically filed with, or furnished to, the SEC. We intend to use our website as a means of disclosing material non-public information and for complying with disclosure obligations under Regulation FD. Such disclosures will be included on our website under the heading “Investors Relations.” Accordingly, investors should monitor such portion of our website, in addition to following our press releases, SEC filings and public conference calls and webcasts. Information filed with the SEC may be read or copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information on operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet website (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically. Our Employee Code of Conduct (which applies to all employees, including our Chief Executive Officer and Chief Financial Officer), Code of Business Conduct and Ethics for Members of the Board of Directors and the charters for our Audit, Nominating/Corporate Governance and Compensation Committees, can all be found on the Investor Relations page of our website under “Corporate Governance”. We intend to disclose any changes to or waivers from the Employee Code of Conduct that would otherwise be required to be disclosed under Item 5.05 of Form 8-K on our website. We will also provide printed copies of these materials to any shareholder upon request to Forbes Energy Services Ltd., Attn: Chief Financial Officer, 3000 South Business, Highway 281, Alice, Texas 78332. The information on our website is not, and shall not be deemed to be, a part of this report or incorporated into any other filings we make with the Commission.

All financial statements and other financial data contained in this Annual Report on Form 10-K for all periods after January 1, 2008 are of the Forbes Group on a consolidated basis, or Successor – Consolidated, whether or not specifically identified as such. All historical financial data contained in this Annual Report on Form 10-K as of and for the year ended December 31, 2007 are of the Forbes Group on a combined basis, or Predecessor – Combined, and are identified as such. This financial information is presented on a combined basis because the operating subsidiaries were under common management prior to the reorganization under a common Delaware parent, FES LLC.

Item 1A.	Risk Factors

The following information describes certain significant risks and uncertainties inherent in our business. You should take these risks into account in evaluating us. This section does not describe all risks applicable to us, our industry or our business, and it is intended only as a summary of known material risks that are specific to the company. You should carefully consider such risks and uncertainties together with the other information contained in this Form 10-K. If any of such risks or uncertainties actually occurs, our business, financial condition or operating results could be harmed substantially and could differ materially from the plans and other forward-looking statements included in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 24 of this Annual Report on Form 10-K and elsewhere herein.

RISKS RELATING TO OUR BUSINESS

The industry in which we operate is highly volatile and dependent on domestic spending by the oil and natural gas industry, and there can be no assurance that our current high levels of utilization, demand for our services and favorable pricing will continue.

The levels of utilization, demand, pricing and terms for oilfield services in our existing or future service areas largely depend upon the level of exploration and development activity for both crude oil and natural gas in the United States. Oil and natural gas industry conditions are influenced by numerous factors over which we have no control, including oil and natural gas prices, expectations about future oil and natural gas prices, levels of supply and consumer demand, the cost of exploring for, producing and delivering oil and natural gas, the expected rates of current production, the discovery rates of new oil and natural gas reserves, available pipeline and other oil and natural gas transportation capacity, political instability in oil and natural gas producing countries, merger and divestiture activity among oil and natural gas producers, weather conditions, political, regulatory and economic conditions, and the ability of oil and natural gas companies to raise equity capital or debt financing.

We expect that a continuation of currently depressed natural gas prices or a reduction in oil prices would have a negative effect on oil and natural gas production levels and therefore affect the demand for drilling and well services by oil and natural gas companies. Any addition to, or elimination or curtailment of, government incentives for companies involved in the exploration for and production of oil and natural gas could have a significant effect on the oilfield services industry in the United States. Lower oil and natural gas prices could also cause our customers to seek to terminate, renegotiate or fail to honor our services contracts. A reversal in the current trends in utilization, demand for our services and favorable activity and pricing could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We may be adversely affected by uncertainty in the global financial markets and the continuing worldwide economic downturn.

Despite recent modest improvements, our future results may be impacted by the continuing worldwide economic downturn, inflation, deflation, or other adverse economic conditions. These conditions may negatively affect us or parties with whom we do business. The impact on such third parties could result in their non-payment or inability to perform obligations owed to us such as the failure of customers to honor their commitments or the failure of major suppliers to complete orders. Additionally, credit market conditions may change slowing our collection efforts as customers may experience increased difficulty in obtaining requisite financing, potentially leading to lost revenue and higher than normal accounts receivable. This could result in greater expense associated with collection efforts and increased bad debt expense.

A continuation or deterioration of the economic uncertainty may cause institutional investors to respond to their customers by increasing interest rates, enacting tighter lending standards or refusing to refinance existing debt upon its maturity or on terms similar to the expiring debt. We may require additional capital in the future. However, due to the above listed factors, we cannot be certain that additional funding will be available if needed and, to the extent required, on acceptable terms.

Our indebtedness could restrict our operations and make us more vulnerable to adverse economic conditions.

As of December 31, 2011, our long-term debt, including current portions, was $296.2 million. In the event we experience a decline in activity, our level of indebtedness may adversely affect operations and limit our growth. Our level of indebtedness may affect our operations in several ways, including the following:

•	by increasing our vulnerability to general adverse economic and industry conditions;

•

due to the fact that the covenants that are contained in the indenture governing our 9% Senior Notes and the loan agreement governing our revolving credit facility limit our ability to borrow funds, dispose of assets, pay dividends and make certain investments;

•

due to the fact that any failure to comply with the covenants of our indenture and the loan agreement governing our revolving credit facility (including failure to make the required interest payments) could result in an event of default, which could result in some or all of our indebtedness becoming immediately due and payable; and

•	due to the fact that our level of debt may impair our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions or other general corporate purposes.

These restrictions could have a material adverse effect on our business, financial position, results of operations and cash flows and the ability to satisfy the obligations under our indentures and the loan agreement governing our revolving credit facility. Further, due to cross-default provisions in the indenture governing our 9% Senior Notes and the loan agreement governing our revolving credit facility, with certain exceptions, a default and acceleration of outstanding debt under one debt agreement would result in the default and possible acceleration of outstanding debt under the other debt agreement. Accordingly, an event of default could result in all or a portion of our outstanding debt under our debt agreements becoming immediately due and payable. If this occurred, we might not be able to obtain waivers or secure alternative financing to satisfy all of our obligations simultaneously which might even force us to seek bankruptcy protection.

Impairment of our long-term assets may adversely impact our financial position and results of operations.

We evaluate our long-term assets including property, equipment, and identifiable intangible assets in accordance with generally accepted accounting principles in the U.S. We use estimated future cash flows in assessing recoverability of our long-lived assets. The cash flow projections are based on our current estimates and judgmental assessments. We perform this assessment whenever facts and circumstances indicate that the carrying value of our net assets may not be recoverable due to various external or internal factors, termed a “triggering event.” Based on our evaluation for the year ended December 31, 2011, no impairment was recorded. Nevertheless, volatility in the oil and natural gas industry, which is driven by factors over which we have no control, could affect the fair market value of our equipment fleet. Under specific circumstances, this could trigger a write-down of our assets for accounting purposes, which could have a material adverse impact on our financial position and results of operations.

We may be unable to maintain or increase pricing on our core services.

We may periodically seek to increase the prices on our services to offset rising costs or to generate higher returns for our shareholders. However, we operate in a very competitive industry and, as a result, we are not always successful in raising or maintaining our existing prices. Additionally, during periods of increased market demand, a significant amount of new service capacity may enter the market, which also puts pressure on the pricing of our services and limits our ability to increase prices.

Even when we are able to increase our prices, we may not be able to do so at a rate that is sufficient to offset such rising costs. In periods of high demand for oilfield services, a tighter labor market may result in higher labor costs. During such periods, our labor costs could increase at a greater rate than our ability to raise prices for our services. Also, we may not be able to successfully increase prices without adversely affecting our activity levels. The inability to maintain or increase our pricing as costs increase could have a material adverse effect on our business, financial position and results of operations.

The industry in which we operate is highly competitive.

The oilfield services industry is highly competitive and we compete with a substantial number of companies, some of which have greater technical and financial resources than we have. Our largest competitors performing both well servicing and fluid logistics are Basic Energy Services, Inc., Superior Energy Services, Inc., Key Energy Services Inc. and Nabors Industries Ltd. Our largest competitors that compete only with our fluid logistics and other segment are Heckman Corporation and Stallion Oilfield Services Ltd. Our ability to generate revenues and earnings depends primarily upon our ability to win bids in competitive bidding processes and to perform awarded projects within estimated times and costs. There can be no assurance that competitors will not substantially increase the resources devoted to the development and marketing of products and services that compete with ours, or that new or existing competitors will not enter the various markets in which we are active. In certain aspects of our business, we also compete with a number of small and medium-sized companies that, like us, have certain competitive advantages such as low overhead costs and specialized regional strengths. In addition, reduced levels of activity in the oil and natural gas industry could intensify competition and the pressure on competitive pricing and may result in lower revenues or margins to us.

The indenture governing the 9% Senior Notes and the loan agreement governing our revolving credit facility impose significant operating and financial restrictions on us that may prevent us from pursuing certain business opportunities and restrict or limit our ability to operate our business.

The indenture governing the 9% Senior Notes and the loan agreement governing our revolving credit facility contain covenants that restrict or limit our ability to take various actions, such as

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

We served in excess of 940 and 1,115 customers for the year ended December 31, 2011 and 2010, respectively. For those same time period, our largest customer comprised approximately 15.5% and 7.3%, respectively, of our consolidated revenues, our five largest customers comprised approximately 42.3% and 30.5%, respectively, of our consolidated revenues, and our top ten customers comprised approximately 59.1% and 47.0%, respectively, of our consolidated revenues. Our top 100 customers amounted to 90.8% and 89.1% for the year ended December 31, 2011 and 2010, respectively. The loss of our top customer or of several of our top customers would adversely affect our revenues and results of operations. We may be able to replace customers lost with other customers, but there can be no assurance that lost revenues could be replaced in a timely manner, with the same margins or at all.

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

Our success is dependent upon our key management, technical and field personnel, especially John E. Crisp, our President and Chief Executive Officer, and Charles C. Forbes, our Executive Vice President and Chief Operating Officer. Any loss of the services of either one of these officers, or managers with strong relationships with customers or suppliers, or a sufficient number of other employees could have a material adverse effect on our business and operations. Our ability to expand our services is dependent upon our ability to attract and retain additional qualified employees. The ability to secure the services of additional personnel may be constrained in times of strong industry activity.

We expect that we will continue to incur significant costs as a result of being obligated to comply with Securities Exchange Act reporting requirements, the Sarbanes-Oxley Act, Canadian reporting requirements and indenture and loan agreement covenants and that our management will be required to devote substantial time to compliance matters.

Under the indenture governing our 9% Senior Notes and the loan agreement governing our revolving credit facility, we are required to comply with several covenants, including requirements to deliver certain opinions and certificates, and file reports under the Securities Exchange Act of 1934, as amended, or the Exchange Act, with the Securities and Exchange Commission, or the SEC. In connection with the Texas conversion, we registered our class of common stock under Section 12 of the Exchange Act. As a result of this we have increased reporting requirements under the Exchange Act. In addition, the Sarbanes-Oxley Act of 2002, and rules subsequently implemented by the SEC, have imposed various requirements on public companies, including the establishment and maintenance of effective disclosure controls and procedures, internal controls and corporate governance practices. Because our shares are also listed on the Toronto Stock Exchange we are also required to comply with the rules and regulations applicable to public companies in Canada and to file reports with the Canadian securities administrators. Accordingly, we expect to continue to incur significant legal, accounting and other expenses. We anticipate that our management and other personnel will continue to devote a substantial amount of time and resources to comply with these requirements.

The Sarbanes-Oxley Act of 2002 requires, among other things, that we maintain effective internal controls for financial reporting and disclosure. We have performed and will perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002. Our historical testing has, and our future testing may, reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses or significant deficiencies in addition to the one discussed below that was revealed in our most recent evaluation. We expect to continue to incur significant expense and devote substantial management effort toward ensuring compliance in particular with Section 404. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, if we identify or our independent registered public accounting firm identifies possible future deficiencies in our internal controls in addition to those discussed below that are deemed to be material weaknesses or if we fail to adequately address existing and future deficiencies, we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would entail expenditure of additional financial and management resources.

We face several risks relating to a material weakness and significant deficiencies in our internal control over financial reporting.

In connection with the preparation of the Forbes Group’s consolidated financial statements for the year ended December 31, 2011, we identified control deficiencies that constitute a material weakness in the design and operation of our internal control over financial reporting. The following material weakness was present at December 31, 2011.

•

We did not design or maintain effective controls over the billing process to ensure timely recognition of revenue. Specifically, we identified field tickets, which represented completed but unbilled revenue that had not been entered resulting in post-closing adjustments.

This control deficiency could result in a future material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, we have determined that the above control deficiency represents a material weakness. In addition, we have identified certain significant deficiencies that are not considered material weaknesses, including our method of evidencing certain support for related party transactions.

Internal control deficiencies could cause investors to lose confidence in our reported financial information. In addition, even if we are successful in strengthening our controls and procedures, our controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements. We can give no assurance that the measures we have taken to date, or any future measures we may take, will remediate the material weakness identified or that any additional material weaknesses and significant deficiencies or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. Please see Item 9A. “Controls and Procedures” on page 78 of the Annual Report on Form 10-K for a description of certain measures we have undertaken to remediate our material weakness and significant deficiencies.

We engage in transactions with related parties and such transactions present possible conflicts of interest that could have an adverse effect on us.

We have entered into a significant number of transactions with related parties. The details of certain of these transactions are set forth in Note 9 to our consolidated financial statements for the year ended December 31, 2011 included in this Annual Report on Form 10-K. Related party transactions create the possibility of conflicts of interest with regard to our management. Such a conflict could cause an individual in our management to seek to advance his or her economic interests above those of the Company. Further, the appearance of conflicts of interest created by related party transactions could impair the confidence of our investors. Our board of directors regularly reviews these transactions and, as required by the Company’s indenture, seeks the approval of the disinterested board members when such a transaction exceeds an aggregate consideration of $500,000 and an opinion regarding the fairness of such transaction from an outside firm when such a transaction exceeds an aggregate consideration of $2.5 million. Notwithstanding this, it is possible that a conflict of interest could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Our ability to continue to provide well maintenance services depends on our continued access to salt water disposal wells. Several of our currently active salt water disposal wells are not subject to written operating agreements or are located on the premises of third parties who have not entered into a written lease with us. We do not maintain written surface leases or right of way agreements with these third parties and we are, therefore, dependent on the relationships we maintain with them. Failure to maintain relationships with these third parties could impair our ability to access and maintain the applicable salt water disposal wells and any well servicing equipment located on their property. If that occurred, we would increase the levels of fluid injection at our remaining salt water disposal wells. However, our permits to inject fluid into the salt water disposal wells is subject to maximum pressure limitations and if multiple salt water disposal wells became unavailable, this might adversely impact our operations.

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

Our business operations and ownership of real property are subject to numerous United States federal, state and local environmental and health and safety laws and regulations, including those relating to emissions to air, discharges to water, treatment, storage and disposal of regulated materials, and remediation of soil and groundwater contamination. Our operations in Mexico, which were disposed in January 2012, were subject to equivalent Mexico laws. The nature of our business, including operations at our current and former facilities by prior owners, lessors or operators, exposes us to risks of liability under these laws and regulations due to the production, generation, storage, use, transportation and disposal of materials that can cause contamination or personal injury if released into the environment. Environmental laws and regulations may have a significant effect on the costs of transportation and storage of raw materials as well as the costs of the transportation, treatment, storage and disposal of wastes. We believe we are in material compliance with applicable environmental and worker health and safety requirements. However, we may incur substantial costs, including fines, damages, criminal or civil sanctions, remediation costs, or experience interruptions in our operations for violations or liabilities arising under these laws and regulations. Although we may have the benefit of insurance maintained by our customers or by other third parties or by us such insurances may not cover every expense. Further, we may become liable for damages against which we cannot adequately insure or against which we may elect not to insure because of high costs or other reasons.

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

The U.S. Congress has been considering legislation to reduce the emissions of certain gases, commonly referred to as “greenhouse gases,” including carbon dioxide and methane, which according to certain scientific studies, might contribute to the warming of the Earth’s atmosphere and other climatic changes. On June 26, 2009, the U.S. House of Representatives passed the American Clean Energy and Security Act of 2009, or ACESA, which would establish an economy-wide cap-and-trade program to reduce U.S. emissions of these greenhouse gases. ACESA would require a 17% reduction in greenhouse gas emissions from 2005 levels by 2020 and just over an 80% reduction of such emissions by 2050. Under this legislation, the EPA would issue a capped and steadily declining number of tradable emissions allowances to major sources of greenhouse gas emissions so that such sources to continue could emit greenhouse gases into the atmosphere. These allowances would be expected to increase significantly in cost over time. ACESA would impose increasing costs on the combustion of carbon-based fuels such as oil and natural gas. The U.S. Senate began work on its own legislation for restricting domestic greenhouse gas emissions and President Obama has indicated his support of legislation to reduce greenhouse gas emissions through an emission allowance system. Although it is not currently possible to predict when and if the Senate may act on climate change legislation or how any bill passed by the Senate would be reconciled with ACESA, any future federal laws or implementing regulations that may be adopted to address the emission of greenhouse gases could adversely affect demand for our services by reducing demand for the oil and natural gas produced by our customers. Such legislation could also increase our operating costs.

Additionally, on December 7, 2009, the EPA announced its finding that greenhouse gas emissions presented an endangerment to human health and the environment. These findings allow the EPA to proceed with the adoption and implementation of regulations that would restrict emissions of greenhouse gases under existing provisions of the federal Clean Air Act. In September 2009, the EPA proposed regulations in anticipation of finalizing its endangerment finding that would require a reduction in greenhouse gas emissions from motor vehicles and, could also trigger permit review for greenhouse gas emissions from certain stationary sources. On October 30, 2009, the EPA published a final rule requiring the reporting of greenhouse gas emissions from specified large greenhouse gas emission sources in the United States beginning in 2011 for emissions occurring in 2010. On November 30, 2010, the EPA issued regulations requiring onshore and offshore petroleum and natural gas production; natural gas processing, transmission distribution and storage facilities; and facilities that inject and store carbon dioxide underground for the purposes of geologic sequestration or enhanced oil and gas recovery to report greenhouse gas emissions on an annual basis. Reporting requirements under these new regulations are mandatory beginning in 2012 for emissions occurring in 2011.

Previously, the U.S. Congress has considered legislation that would regulate emission reporting and reduction and commodity hedging, and the U.S. Congress has evaluated proposals impacting onshore and offshore oil and gas activities and legislation such as the Oil Pollution Act. Such legislation and proposals have the potential to increase the cost of business for us and our customers and to require changes in the manner in which we operate our business. The adoption and implementation of any regulations imposing reporting obligations on, or limiting emissions of greenhouse gases from, our equipment and operations and the equipment and operations of our customers could require us to incur increased operating costs and could adversely affect demand for crude oil and natural gas produced by our customers, which would adversely affect demand for our services. The potential increase in the costs of our operations and the operations of our customers could include additional costs to operate and maintain equipment and facilities, install new emission controls on equipment and facilities, acquire allowances to authorize greenhouse gas emissions, pay any taxes related to greenhouse gas emissions and administer and manage a greenhouse gas emissions program. While we may be able to include some or all of such increased operating costs in the rates we charge for our services, any recovery of such costs is uncertain.

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

In addition to environmental and trucking regulations, our operations are subject to a variety of other United States federal, state and local laws, regulations and guidelines, including laws and regulations relating to health and safety, the conduct of operations, and the manufacture, management, transportation, storage and disposal of certain materials used in our operations. Our previous Mexican operations were subject to equivalent Mexican laws. Also, we may become subject to such regulation in any new jurisdiction in which we may operate. We believe that we are in compliance with such laws, regulations and guidelines.

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

As of January 1, 2012, we had U.S. federal tax net operating loss carryforwards of approximately $97.2 million. Generally, net operating loss, or NOL, carryforwards, may be used to offset future taxable income and thereby reduce or eliminate U.S. federal income taxes. If we were to experience a change in ownership within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, however, our ability to utilize our NOLs might be significantly limited or possibly eliminated. A change of ownership under Section 382 is defined as a cumulative change of 50% or more in the ownership positions of certain shareholders over a three-year period.

Based on our review of the issue, we do not believe that we have experienced an ownership change under Section 382 of the Code. However, the issuance of additional equity in the future may result in an ownership change pursuant to Section 382 of the Code. In addition, an ownership change under Section 382 could be caused by circumstances beyond our control, such as market purchases of our stock. Thus, there can be no assurance that we will not experience an ownership change that would limit our application of our net operating loss carryforwards in calculating future federal tax liabilities.

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

As of March 28, 2012, John E. Crisp, Charles C. Forbes and Janet L. Forbes beneficially owned 5.3%, 12.0%, and 11.0%, respectively, of our common stock. Our principal equity investors may transfer their interests in us or engage in other business combination transactions with a third party that could result in a change in ownership or a change of control of us. Any transfer of an equity interest in us or a change of control could affect our governance. We cannot be certain that our equity investors will not sell, transfer or otherwise modify their ownership interest in us, whether in transactions involving third parties or other investors, nor can we predict how a change of equity investors or change of control would affect our operations or business.

Our principal equity investors control important decisions affecting our governance and our operations, and their interests may differ from those of our other shareholders and our noteholders.

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

Although Texas corporate law, which currently governs FES Ltd as a result of the Texas Conversion, provides certain procedural protections and requires that certain business combinations between us and certain interested or affiliated shareholders meet certain approval requirements, this does not address all conflicts of interest that may arise. For example, our principal equity investors and their affiliates are not prohibited from competing with us. Because our principal equity investors control us, conflicts of interest arising because of competition between us and a principal equity investor could be resolved in a manner adverse to us. It is possible that there will be situations where our principal equity investors’ interests are in conflict with our interests, and our principal equity investors acting through the board of directors or through our executive officers could resolve these conflicts in a manner adverse to us.

We have anti-takeover provisions in our organizational and other documents that may discourage a change of control.

Our organizational documents contain provisions that could make it more difficult for a third party to acquire us without the consent of our board of directors. These provisions provide for the following:

•	restrictions on the time period in which directors may be nominated;

•	the ability of our board of directors to determine the powers, preferences and rights of the preferred stock and to authorize the issuance of shares of such stock without shareholder approval; and

•	requirements that a majority of the members of our board of directors approve certain corporate transactions.

We also have a shareholder rights plan which makes it very difficult for anyone to accumulate more than a certain percentage of our outstanding equity without approval of our board of directors. These provisions could make it more difficult for a third party to acquire us, even if the third party’s offer may be considered beneficial by many shareholders. As a result, shareholders may be limited in their ability to obtain a premium for their shares.

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

Hydraulic fracturing is an important and common practice that is used to stimulate production of hydrocarbons, particularly natural gas, from tight formations. Hydraulic fracturing involves the injection of water, sand, and chemicals under pressure into the formation to fracture the surrounding rock and stimulate production. Hydraulic fracturing is typically regulated by state oil and gas commissions but the EPA and other federal agencies are evaluating the practice, as evidenced by the EPA providing advisory materials under the Safe Drinking Water Act. The EPA has commenced a study of the potential environmental impacts of hydraulic fracturing activities, and a committee of the U.S. House of Representatives is also conducting an investigation of hydraulic fracturing practices. The EPA investigation preliminarily concluded that groundwater contamination in Wyoming resulted from the process, and the EPA asserted that an operator caused groundwater contamination in Texas. Although the EPA investigations have been criticized and The Railroad Commission of Texas determined the evidence did not support the EPA’s assertion against operators in Texas, the examination of the process could result in increased regulation, lawsuits, or claims of injury to groundwater or communities. For example, the U.S. Department of Energy composed a list of practices to follow in order to protect groundwater in shale gas production. Legislation has been introduced before Congress to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the fracturing process. In addition, some states, including some states in which we operate (such as Texas) have adopted and other states are considering adopting regulations that could restrict hydraulic fracturing in certain circumstances. A law enacted by the Texas legislature and a rule enacted by The Railroad Commission of Texas in 2011 require disclosure regarding the composition of hydraulic fracturing products to certain parties, including The Railroad Commission of Texas. If new laws or regulations that significantly restrict hydraulic fracturing are adopted, such laws could make it more difficult or costly for producers to perform fracturing to stimulate production from tight formations. In addition, if hydraulic fracturing is regulated at the federal level, fracturing activities could become subject to additional permitting requirements, and also to attendant permitting delays and potential increases in costs. The prohibition or restriction of hydraulic fracturing on the part of our customers could have a material adverse effect on our business, results of operations or financial condition.

RISKS RELATING TO OUR COMMON STOCK

The dividend, liquidation and redemption rights of the holders of our Series B Senior Convertible Preferred Stock may adversely affect our financial position and the rights of the holders of our common stock.

The Company has shares of Series B Senior Convertible Preferred Stock, or the Series B Preferred Stock, outstanding. The Forbes Group will have the obligation to pay to the holders of its Series B Preferred Stock quarterly dividends of five percent per annum of the original issue price, payable quarterly in cash or in-kind. No dividends may be paid to holders of common stock while accumulated dividends remain unpaid on the Series B Preferred Stock. The Company is current on dividends through the quarterly period ended February 28, 2012.

Further, the Company is required, at the seventh anniversary of the issuance of the Series B Preferred Stock on May 28, 2017, to redeem any such outstanding shares at their original issue price, plus any accumulated and unpaid dividends, to be paid, at the election of the Company, in cash or shares of common stock. The payment of the redemption price in cash is expected to result in reduced capital resources available to the Company. The payment of the redemption price in shares of common stock would directly dilute the common shareholders. The payment of dividends in-kind would also have a dilutive effect on the common shareholders (as any Series B Preferred Stock issued as dividends will be themselves convertible into common shares). In the event that the Company is liquidated while Series B Preferred Stock are outstanding, holders of the Series B Preferred Stock will be entitled to receive a preferred liquidation distribution, plus any accumulated and unpaid dividends, before holders of common stock receive any distributions.

Holders of the Series B Preferred Stock have certain voting and other rights that may adversely affect holders of our common stock, and the holders of our Series B Preferred Stock may have different interests from, and vote their shares in a manner deemed adverse to, holders of our common stock.

In the event that we fail to pay dividends, in cash or in-kind, on the Series B Preferred Stock for an aggregate of at least eight quarterly dividend periods (whether or not consecutive), the holders of the Series B Preferred Stock will be entitled to vote at any meeting of the shareholders with the holders of the common shares and to cast the number of votes equal to the number of shares of whole common stock into which the Series B Preferred Stock held by such holders are then convertible. If the holders of the current Series B Preferred Stock were able to vote pursuant to this provision at this time or converted the Series B Preferred Stock into common stock, we believe that, as of March 28, 2012, those holders would be entitled to an aggregate of 3,826,413 votes resulting from their ownership of Series B Preferred Stock, based on share holding information on file with the SEC. This together with common shares already held by these shareholders (as reported to the Company by such shareholders), would entitle these shareholders to just under 20%, in the aggregate, of the voting power of the Company. Further, the holders of Series B Preferred Stock may have certain voting rights with respect to the approval of amendments to the certificate of formation of the Company or certain transactions between the Company and affiliate shareholders.

The holders of Series B Preferred Stock may have different interests from the holders of our common stock and could vote their shares in a manner deemed adverse to the holders of common stock.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

The following sets forth the principal locations from which the Company currently conducts its operations. The Company leases or rents all of the properties set forth below, except for the Alice rig yard and San Ygnacio truck yard, which are owned by the Company.

Locations	Date in Service	Service Offering
South Texas
Alice - truck location	9/1/2003	Fluid Logistics
Alice - rig location	9/1/2003	Well Servicing
Freer	9/1/2003	Fluid Logistics
Laredo	10/1/2003	Fluid Logistics
San Ygnacio	4/1/2004	Fluid Logistics
Goliad	8/1/2005	Fluid Logistics
Bay City	9/1/2005	Fluid Logistics
Edna	2/1/2006	Well Servicing/Fluid Logistics
Three Rivers	8/1/2006	Fluid Logistics
Carrizo Springs	12/1/2006	Fluid Logistics
Victoria	2/15/2011	Well Servicing

West Texas
Ozona	3/1/2006	Fluid Logistics
San Angelo	7/1/2006	Well Servicing/Fluid Logistics
Monahans	8/31/2007	Well Servicing/Fluid Logistics
Odessa	9/30/2007	Well Servicing/Fluid Logistics
Big Spring	10/15/2007	Well Servicing
Big Lake	7/16/2008	Well Servicing/Fluid Logistics
Andrews	8/27/2008	Well Servicing
Lamesa	7/1/2010	Well Servicing

East Texas
Marshall	12/1/2005	Fluid Logistics
Carthage	3/1/2007	Well Servicing
Kilgore	11/1/2007	Well Servicing
Nacogdoches	6/5/2008	Fluid Logistics

Mississippi
Laurel	7/1/2010	Well Servicing

Pennsylvania
Indiana	7/9/2009	Well Servicing

Item 3.	Legal Proceedings

There are no pending material legal proceedings, and the Forbes Group is not aware of any material threatened legal proceedings, to which the Forbes Group is a party or to which its property is subject, other than in the ordinary course of business.

Item 4.	Mine Safety Disclosures

Not applicable

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

PriceRange of Common Shares

Our common stock began trading on the Toronto Stock Exchange, or TSX, under the symbol “FRB.TO” immediately after the completion of our initial public offering in Canada on May 29, 2008. On June 24, 2008, our common stock began to be quoted in the United States in U.S. dollars on the “Pink Sheets” over-the-counter market under the symbol “FESLF.PK.” On August 12, 2011, we completed the Share Consolidation and Conversion. Notwithstanding the effective date of the Share Consolidation and Texas Conversion, in accordance with standard procedures of the TSX, the Company’s common stock continued to trade on the TSX on a pre-consolidation, pre-conversion basis, through Monday, August 15, 2011. At market open on Tuesday, August 16, 2011, trading began on the TSX on a post-consolidation post-conversion basis. Further, beginning on Tuesday, August 16, 2011, our common stock began trading on a post-consolidation, post-conversion basis on NASDAQ Global Market, or NASDAQ, under the symbol FES. The following table sets forth, for the periods indicated, the high and low sales prices reported on the TSX (in Canadian dollars) and NASDAQ and Pink Sheets, as applicable, for our common stock for the years ended December 31, 2011 and 2010. All references in the table below to price per share prior to the Share Consolidation have been retroactively adjusted to give effect to the Share Consolidation. The prices reported on the Pink Sheets represent quotations between dealers without adjustment for retail mark-up, markdown or commission and may not represent actual transactions.

	TSX				NASDAQ/Pink Sheets(1)
	High		Low		High		Low
Fiscal Year 2011:
Fourth Quarter	CDN $	6.98	CDN $	4.48	USD $	7.17	USD $	4.23
Third Quarter	CDN $	11.72	CDN $	5.02	USD $	12.85	USD $	4.73
Second Quarter	CDN $	12.12	CDN $	7.68	USD $	11.64	USD $	7.93
First Quarter	CDN $	8.40	CDN $	5.60	USD $	8.56	USD $	5.68
Fiscal Year 2010:
Fourth Quarter	CDN $	6.00	CDN $	2.64	USD $	5.68	USD $	2.57
Third Quarter	CDN $	2.96	CDN $	1.60	USD $	2.80	USD $	1.67
Second Quarter	CDN $	2.72	CDN $	1.72	USD $	2.44	USD $	1.67
First Quarter	CDN $	3.80	CDN $	2.28	USD $	3.32	USD $	2.26

1)	Our common stock began trading on NASDAQ on Tuesday, August 16, 2011. Prior to that time, our common stock traded in the United States on the Pink Sheets over-the-counter market.

As of March 28, 2012, the last reported sales prices of our common shares on NASDAQ and on TSX were USD $6.02 and CDN $6.03 per share, respectively. As of March 28, 2012, we had 21,049,667 shares of common stock issued and outstanding, held by 15 shareholders of record. All common stock held in street name are recorded in the Company’s stock register as being held by one stockholder.

The Company has never declared a cash dividend on its common stock and has no plans of doing so now or in the foreseeable future. The loan agreement governing the new credit facility prohibits the payment of dividends on the Company’s common stock. It does, however, permit dividend payments on the Company’s Series B Preferred Stock and the Company anticipates paying the preferred dividends in cash for the foreseeable future. Further, the indenture governing our 9% Senior Notes restricts the Company’s ability to pay dividends on our equity interests, except dividends payable in equity interests and cash dividends on the Series B Preferred Stock up to $260,000 per quarter, unless, among other things, the Company is able to incur at least $1.00 of additional Indebtedness (as defined in the indenture) pursuant to the Fixed Charge Coverage Ratio set forth in such indenture.

The Series B Preferred Stock accrue dividends at a rate of $1.25 per share per year, which, at our discretion, is payable in-kind. The Company anticipates paying the preferred dividends in cash for the foreseeable future. Other than these dividends, our Board of Directors presently intends to retain all earnings for use in our business and, therefore, does not anticipate paying any other cash dividends in the foreseeable future. The declaration of dividends on common equity, if any, in the future would be subject to the discretion of the Board of Directors, which may consider factors such as the new credit facility and indenture restrictions discussed above, the Company’s results of operations, financial condition, capital needs and acquisition strategy, among others. Additionally, the certificate of designation that governs the Series B Preferred Stock prohibits the Company from paying a dividend on the common shares if dividends on the Series B Preferred Stock are not paid through the respective quarterly payment date. Further, if the aggregate cash payment of dividends on the common stock over a twelve month period exceeds five percent of the fair market value of the common shares, then we are required under the certificate of designation of the Series B Preferred Stock to pay the holders of such shares that amount that they would be entitled to receive had such holders converted their shares to common shares prior to the record date of such dividends.

Item 6.	Selected Financial Data

The following statement of operations data for the years ended December 31, 2011, 2010 and 2009 and the balance sheet data as of December 31, 2011 and 2010, have been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The statement of operations data for the year ended December 31, 2008 and 2007 and the balance sheet data as of December 31, 2009, 2008 and 2007 have been derived from our audited consolidated/combined financial statements not included in this Annual Report on From 10-K. Our historical results are not necessarily indicative of results to be expected for any future period. The data presented below have been derived from financial statements that have been prepared in accordance with accounting principles generally accepted in the United States and should be read with our financial statements, including notes, and with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 24 of this Annual Report on Form 10-K.

	Year Ended December 31,
	Successor-Consolidated				Predecessor-Combined
	2011	2010	2009	2008	2007
	(dollars in thousands, except share and per share amounts)
Statement of Operations Data:
Revenues
Well servicing	$177,896	$109,355	$79,812	$189,980	$103,601
Fluid logistics and other	267,887	178,796	109,822	170,949	103,405

Total revenues	445,783	288,151	189,634	360,929	207,006

Expenses
Well servicing	141,589	87,164	74,537	127,191	60,570
Fluid logistics and other	193,718	138,079	87,263	117,940	69,887
General and administrative	31,318	20,039	17,424	17,687	8,824
Depreciation and amortization	39,660	38,299	38,029	33,499	15,342
Impairment of goodwill	—	—	—	4,363	—

Total expenses	406,285	283,581	217,253	300,680	154,623

Operating income (loss)	39,498	4,570	(27,619)	60,249	52,383
Other income (expense)
Interest income	56	149	14	6	7
Interest expense	(27,454)	(27,271)	(26,923)	(25,798)	(8,350)
Gain (loss) on early extinguishment of debt	(35,415)	19	—	—	—
Other income (expense), net	69	(9)	1,421	35	237

Income (loss) before income taxes	(23,246)	(22,542)	(53,107)	34,492	44,277
Income tax (benefit) expense(1)	(4,677)	(8,157)	(25,144)	62,575	683

Income (loss) from continuing operations	(18,569)	(14,385)	(27,963)	(28,083)	43,594
Income (loss) from discontinued operations, net of tax expense of $6,299, $1,656, $0 and $0 , respectively	6,224	3,075	(1,368)	(1,665)	—

Net income (loss)	(12,345)	(11,310)	(29,331)	(29,748)	43,594
Preferred stock dividends	(186)	(1,041)	—	—	—

Net income (loss) attributable to common shareholders	$(12,531)	$(12,351)	$(29,331)	$(29,748)	$43,594

Loss per share of common stock from continuing operations
Basic and diluted	$(0.90)	$(0.74)	$(1.79)	$(2.45)
Income (loss) per share of common stock from discontinued operations
Basic and diluted	$0.30	$0.15	$(0.09)	$(0.14)
Loss per share of common stock
Basic and diluted	$(0.60)	$(0.59)	$(1.87)	$(2.59)
Weighted average number of shares outstanding
Basic and diluted	20,918,417	20,918,417	15,660,720	11,473,639

Pro forma information giving effect to the Bermuda Reorganization (2)
Net income from continuing operations				$22,346	$20,978
Basic and diluted weighted average common shares				13,998,711	13,536,175
Basic and diluted earnings per share				$1.60	$1.55

(1)	On May 29, 2008, in connection with the reorganization under a Bermuda parent, Forbes Energy Services Ltd., the Forbes Group became a taxable entity, which resulted in $52.8 million of income tax expense that was recorded as a one-time, deferred income tax charge to recognize the conversion to a taxable entity. Prior to that time, the entities comprising the Forbes Group were flow through entities for federal income tax purposes and the only tax obligations of the entity were the Texas margin tax which was applicable after June 29, 2007.
(2)

Historical net income per share was not presented for 2007 since we were structured as a limited liability company, had limited member units and had no equity interests that were convertible in common stock or a common stock equivalent. The unaudited pro forma net income and net income per share gives effect to the reorganization in which FES Ltd., a Bermuda exempt company became the direct parent of FES LLC and, as a result, the indirect parent of the operating entity for federal income tax purposes to a “C” corporation, the issuance of our common stock in connection with our Canadian initial public offering and simultaneous U.S. private placement on May 29, 2008, and an assumed effective tax rate of 37%, as though the Bermuda Reorganization and Canadian initial public offering had occurred on January 1, 2008 and January 1, 2007, respectively.

	Year Ended December 31,
	Successor-Consolidated				Predecessor-Combined
	2011	2010	2009	2008	2007
Operating Data:
Well servicing rigs (end of periods)(1)	159	159	157	156	101
Rig hours(1)	411,539	307,377	228,279	378,657	180,700
Heavy trucks (end of period) (1)(2),(3)	496	357	362	370	262
Trucking hours	1,476,664	1,135,227	863,506	1,115,593	711,171
Salt water disposal wells (end of period)	17	15	18	14	14
Locations (end of period)(1)	25	26	28	27	18
Frac tanks (end of period)(3)	1,879	1,368	1,369	1,370	951

(1)	The table above does not include 14 workover rigs, 4 vacuum trucks and one operating location which were included in the disposition of substantially all of our long-lived assets located in Mexico completed on January 12, 2012. Also, the rig hours associated with our Mexico operations have been removed.
(2)	Includes vacuum trucks, high pressure pump trucks and other heavy trucks. As of December 31, 2011, 96 heavy trucks were leased.
(3)	We purchased or leased additional equipment to meet customer demand.

	Year Ended December 31,
	Successor-Consolidated				Predecessor-Combined
	2011	2010	2009	2008	2007
	(dollars in thousands)
Balance Sheet Data:
Cash and cash equivalents	$36,600	$30,458	$28,425	$23,469	$5,209
Property and equipment, net	285,945	256,743	289,781	317,567	204,132
Total assets	550,423	451,830	457,432	482,801	259,995
Total long-term debt	285,633	212,915	214,465	205,378	107,458
Total liabilities	410,166	299,764	310,925	324,383	189,536
Temporary equity-preferred shares	14,477	15,270	—	—	—
Shareholders’ equity/Members’ equity/Partners’ capital	125,780	136,795	146,507	158,418	70,459

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements within the meaning of the federal securities laws, including statements using terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project” or “should” or other comparable words or the negative of these words. Forward-looking statements involve various risks and uncertainties. Any forward-looking statements made by or on our behalf are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Readers are cautioned that such forward-looking statements involve risks and uncertainties in that the actual results may differ materially from those projected in the forward-looking statements. Important factors that could cause actual results to differ include risks set forth in “Part I-Item 1A. Risk Factors” included on page 9 herein.

Overview

Forbes Energy Services Ltd., or FES Ltd, is an independent oilfield services contractor that provides a wide range of well site services to oil and natural gas drilling and producing companies to help develop and enhance the production of oil and natural gas. These services include fluid hauling, fluid disposal, well maintenance, completion services, workovers and recompletions, plugging and abandonment, and tubing testing. Our operations are concentrated in the major onshore oil and natural gas producing regions of Texas, with additional locations in Mississippi, in Pennsylvania and, prior to the disposition of our Mexican assets in January 2012, which is discussed below, in Mexico. We believe that our broad range of services, which extends from initial drilling, through production, to eventual abandonment, is fundamental to establishing and maintaining the flow of oil and natural gas throughout the life cycle of our customers’ wells.

We currently provide a wide range of services to a diverse group of companies. Over the year ended December 31, 2011, we provided services to over 940 companies. Our blue-chip customer base includes Anadarko Petroleum Corporation, Chesapeake Energy Corporation, ConocoPhillips Company, Rosetta Resources, Inc., and Shell Oil Company, among others. John E. Crisp and Charles C. Forbes, our senior management team, have cultivated deep and ongoing relationships with these customers during their average of approximately 35 years of experience in the oilfield services industry. For the year ended December 31, 2011, we generated consolidated revenues of approximately $445.8 million.

We currently conduct our operations through the following two business segments:

•

Well Servicing. The well servicing segment comprised 39.9% of our consolidated revenues for the year ended December 31, 2011. At December 31, 2011, our well servicing segment utilized our modern fleet of 159 owned well servicing rigs, which included 149 workover rigs and 10 swabbing rigs, and related assets and equipment. These assets are used to provide (i) well maintenance, including remedial repairs and removal and replacement of downhole production equipment, (ii) well workovers, including significant downhole repairs, re-completions and re-perforations, (iii) completion and swabbing activities, and (iv) plugging and abandoning services. In addition, we have a fleet of nine tubing testing units that are used to conduct pressure testing of oil and natural gas production tubing.

•

Fluid Logistics and Other. The fluid logistics and other segment comprised 60.1% of our consolidated revenues for the year ended December 31, 2011. Our fluid logistics and other segment utilized our fleet of owned or leased fluid transport trucks and related assets, including specialized vacuum, high-pressure pump and tank trucks, frac tanks, water wells, salt water disposal wells and facilities, and related equipment. These assets are used to provide, transport, store, and dispose of a variety of drilling and produced fluids used in, and generated by, oil and natural gas production. These services are required in most workover and completion projects and are routinely used in daily operations of producing wells. Beginning in the fiscal year 2010, the Company began providing additional services in which Wolverine Construction, Inc., a related party, completed such services as a sub-contractor. These services involved site preparation and were complementary to the traditional services offered by the Company. The Company ceased offering these services in June 2011. Prior to such termination, we would pay Wolverine for their services and materials and then would bill the cost to the customer with a margin of approximately 5%. The amount of revenue associated with the sub-contractor work totaled approximately $5.2 and $12.0 million for the fiscal years ending December 31, 2011 and 2010, respectively. The following table provides a breakout of revenues, expenses and gross margin for our fluid logistics and other segment for the years-end:

	Fluid Logistics	Sub Contractor Services	Segment
	(dollars in thousands)
December 31, 2011:
Revenues	$262,703	$5,184	$267,887
Operating expenses	188,791	4,927	193,718

Gross profit	$73,912	$257	$74,169

Gross Profit as a % Revenue	28.1%	5.0%	27.7%

December 31, 2010:
Revenues	$166,826	$11,971	$178,797
Operating expenses	126,774	11,305	138,079

Gross profit	$40,052	$666	$40,718

Gross Profit as a % Revenue	24.0%	5.6%	22.8%

We believe that our two business segments are complementary and create synergies in terms of selling opportunities. Our multiple lines of service allow us to capitalize on our existing customer base to grow within existing markets, generate more business from existing customers, and increase our operating profits. By offering our customers the ability to reduce the number of vendors they use, we believe we help improve our customers’ efficiency. This is demonstrated by the fact that 81.7% of our revenues for the year ended December 31, 2011 were from customers that utilized services of both of our business segments. Further, by having multiple service offerings that span the life cycle of the well, we believe we have a competitive advantage over smaller competitors offering more limited services.

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

Workover Rig Rates

Our well servicing segment revenues are dependent on the prevailing market rates for workover rigs. Market day rates for workover rigs increased from 2003 through the first three quarters of 2008, as high oil and natural gas prices and declining domestic production resulted in a substantial growth of drilling activity and demand for workover services that are used primarily to maintain or enhance production levels of existing producing wells. During the fourth quarter of 2008, all of 2009, and the majority of the first quarter of 2010, we experienced pricing pressure that resulted from the general economic decline and, more specifically, the precipitous decline in oil and natural gas prices. However, during the year-ended December 31, 2010, utilization began to increase allowing us to increase rates in certain markets beginning in March 2010 and continued to increase through the year ended December 31, 2011. Rates have stabilized during the first quarter of 2012.

Fluid Logistics Rates

Our fluid logistics and other segment revenues are dependent on the prevailing market rates for fluid transport trucks and the related assets, including specialized vacuum, high-pressure pump and tank trucks, frac tanks and salt water disposal wells. Prior to the general economic decline that commenced in the latter half of 2008, higher oil and natural gas prices resulted in growing demand for drilling and our services. The economic decline initially resulted in lower oil and natural gas prices which in reduced demand for drilling and our services. In the last quarter of 2008, throughout 2009 and through much of the first quarter of 2010, fluid logistics rates were under significant downward pressure. While natural gas prices remain low, increases in oil prices beginning in 2010 through 2011 have increased the demand for some of our services. During the year-ended December 31, 2010 utilization began to increase allowing us to increase rates in certain markets beginning March 2010 and continuing through the first half of 2011, particularly in the Eagle Ford shale formation in South Texas where drilling activity has increased substantially in the last twelve months. Rates have stabilized during the second half of 2011 and through the first quarter of 2012.

Operating Expenses

Prior to the general economic decline, a strong oil and natural gas environment resulted in a higher demand for operating personnel and oilfield supplies and caused increases in the cost of those goods and services. During the fourth quarter of 2008, all of 2009 and the majority of the first quarter of 2010, a weaker oil and natural gas environment has resulted in lower demand for operating personnel and oilfield supplies which allowed us to decrease our costs, thereby offsetting a portion of the price decreases granted to our customers. As utilization and demand increased in 2010 and 2011, we are again experiencing cost pressures in areas such as labor, where we have incurred additional cost increases primarily in the form of increased pay rates. Future earnings and cash flows will be dependent on our ability to manage our overall cost structure and either maintain our existing prices or obtain price increases from our customers as our operating costs increase. We have been able to absorb these increased costs through rate increases passed on to our customers.

Capital Expenditures and Debt Service Obligations

From 2008, through 2010, our capital expenditures for new assets had been relatively limited. During June 2011, we purchased ten workover rigs and one swab rig that were previously leased from a related party. During the third and fourth quarter of 2011 we began increasing our vacuum trucks and frac tank fleets in response to customer demand. Although all of the frac tanks acquired during 2011 have been purchased, 96 of our heavy trucks are currently leased. As a result of the indebtedness we incurred for our capital expenditures and our current leases, we have significantly increased our debt service and leasehold obligations.

Capital Expenditures and Operating Income Margins

The well servicing segment typically has had higher operating income margins along with higher capital expenditures when compared with the fluid logistics and other segment, which has had lower operating margins but also lower capital expenditure requirements. However, during the prior industry downturn in 2008 and 2009, we experienced less margin pressure on our fluid logistics and other segment, which resulted in more favorable margins in that segment relative to the well servicing segment and this continues through the current period. A significant portion of the additional activity in the fluid logistics and other segment relates to expanded fracing operations in our market areas.

Presentation

The following discussion and analysis is presented on a consolidated basis to reflect the results of continuing operations and financial condition of the Forbes Group. The financial information as of and for the years ended December 31, 2011, 2010 and 2009 is presented on a consolidated basis for FES Ltd and its subsidiaries. Unless otherwise indicated, all financial or operational data presented herein relates to our continuing operations, excluding our operations in Mexico, which were sold in January 2012. Notwithstanding the foregoing, financial information regarding cash flows presented herein includes cash flows from our discontinued operations.

Results of Operations

Comparison of Years Ended December 31, 2011 and December 31, 2010

Revenues — For the year ended December 31, 2011, revenues increased by $157.6 million, or 54.7%, to $445.8 million when compared to the same period in the prior year. This is a direct result of the positive industry trend which has increased our utilization and pricing in 2011 as compared to 2010.

Well Servicing — Revenues from the well servicing segment increased by $68.5 million for the year, or 62.7% to $177.9 million compared to the prior year. Of this increase, approximately 47.5% was due to increased prices and 52.5% was due to increased rig hours for well services. We utilized 159 well service rigs as of December 31, 2011 and 2010. Two additional rigs were being readied for service as of December 31, 2011. The average rate charged per hour during the year-ended December 31, 2011 as compared to the same period in 2010 increased approximately 22.9%. Average utilization of our well service rigs during the year-ended December 31, 2011 and 2010 was 84.9% and 64.0%, respectively, based on a twelve hour day, working five days a week, except holidays in the U.S.

Fluid Logistics and Other — Revenues from the fluid logistics segment for the year ended December 31, 2011 increased by $89.1 million, or 49.8%, to $267.9 million compared to the prior year, as a result of the general industry increase in pricing, activity and additional services we provided our customers through sub-contractor services. The revenue breakout for the $267.9 million consists of $262.7 million for the fluid logistics operations and $5.2 million for the sub-contractor services operations. Beginning in the fiscal year 2010, the Company began providing additional services in which Wolverine Construction, Inc., one of our related parties, completed such services as a sub-contractor. These services involved site preparation and were outside of the scope of the traditional services offered by the Company. We paid Wolverine for their services and materials and then billed the cost to the customer with a margin of approximately 5%. Of the total increase of $89.1 million, approximately 60.4% was due to an increase in hours worked and approximately 39.6% due to customer price increases. An increase in hours of approximately 30.1% between the two years resulted in an increase in utilization from approximately 95.7% for the year ended December 31, 2010 to approximately 102.2% for the year ended December 31, 2011. Rates also increased approximately 15.2% for the year ended December 31, 2011 as compared with the year ended December 31, 2010. Our principal fluid logistics assets at December 31, 2011 and December 31, 2010 were as follows:

	Years Ended December 31,		% Increase
Asset	2011	2010	(Decrease)
Vacuum trucks	408	281	45.2
High-pressure pump trucks	21	19	10.5
Other heavy trucks	67	57	17.5
Frac tanks (includes leased)	1,879	1,368	37.4
Salt water disposal wells	17	15	13.3

Consolidated Operating Expenses — Our operating expenses increased to $335.3 million for the year ended December 31, 2011, from $225.2 million for the year ended December 31, 2010, an increase of $110.1 million or 48.9%. Operating expenses as a percentage of revenues were 75.2% for the year ended December 31, 2011, compared to 78.2% for the year ended December 31, 2010. This decrease in operating expense as a percentage of our revenues is generally attributable to an increase in pricing beginning in 2010 which carried through 2011. The Company was able to increase customer rates in amounts adequate to offset additional operating cost as well as increase margins.

Well Servicing — Operating expenses from the well servicing segment increased by $54.4 million, or 62.4%, to $141.6 million. Well servicing operating expenses as a percentage of well servicing revenues were 79.6% for the year ended December 31, 2011, compared to 79.7% for the year ended December 31, 2010, a decrease of 0.1%. This decrease in operating expense as a percentage of revenue was due to an increase in utilization to 84.9% for the year ended December 31, 2011 from 64.0% for the year ended December 31, 2010, which allowed the Company to spread its fixed costs over greater revenues, thereby increasing the gross margin. This increase in utilization consisted of 52.5% of the change. The remaining 47.5% was due to price increases of approximately 22.9% in average billing rates between the two years. Rates increased from the first quarter 2011 to the fourth quarter of 2011 by approximately 13.2%.

The dollar increase in well servicing costs between the two years was due to in large part to the increase in labor costs of $26.1 million or 64.5% for the year ended December 31, 2011 compared to the prior year. The employee count at December 31, 2011 was 1,051, compared to 787 employees as of December 31, 2010. Labor costs as a percentage of revenue were 37.4% and 37.0% for the years ended December 31, 2011 and 2010, respectively. Repairs and equipment maintenance cost increased $11.9 million, or 104.8% to $23.3 million as a result of activity increases. Repairs and equipment maintenance cost as a percentage of revenues were 13.1% and 10.4% for or the year ended December 31, 2011 and 2010, respectively. Rig hours increased 33.9% years ended December 31, 2011 and 2010, respectively. The increase in rig hours also caused fuel costs to increase $6.8 million, or 161.4%. Fuel costs as of percentage of revenues were 6.2% and 3.8% for the years ended December 31, 2011 and 2010. Out of town expenses, contract labor, bad debt expense, and insurance costs increased by $4.2 million, $1.1 million, $0.8 million, and $0.2 million, respectively. Product and chemical costs, safety expenses, auto expenses and uniform costs each increased by $0.4 million. The remaining $0.1 million was made up of various expenses in line with our expectations and were consistent with the rapidly changing industry.

Fluid Logistics and Other — Operating expenses from the fluid logistics and other segment increased by $55.6 million, or 40.3%, to $193.7 million. The expense breakout for the $193.7 million consists of $188.8 million for the logistics operations and $4.9 million for the sub-contractor services operations. Fluid logistics operating expenses as a percentage of fluid logistics revenues were 72.3% for the year ended December 31, 2011, compared to 77.2% for the year ended December 31, 2010. This decrease in operating expense as a percentage of revenue was due to an increase in utilization to 102.2% for the year ended December 31, 2011 from 95.7% for the year ended December 31, 2010, which allowed the Company to spread its fixed costs over greater revenues, thereby increasing the gross margin. From time to time, demand causes us to work more than the number of hours we define as full utilization, which are 14 hours a day and six days a week.

The increase in fluid logistics and other operating expenses of $55.6 million was due in large part to an increase in equipment rental cost of $15.3 million, or 220.9% to $22.3 million as a direct result of higher activity in the general industry. Equipment rental cost as a percentage of revenues was 8.3% and 3.9% for the year ended December 31, 2011 and 2010, respectively. Labor costs increased $15.3 million, or 38.0%, for the year ended December 31, 2010, when compared to the same period in the prior year, and as result of workforce headcount increases. Labor costs as a percentage of revenues were 20.7% and 22.5% for the year ended December 31, 2011 and 2010, respectively. The employee count at December 31, 2011 was 1,073, as compared with 790 employees as of December 31, 2010. Contract services cost increased $9.1 million, or 44.7%, when compared to the same period in the prior year due to higher activity and the need to utilize outside services to satisfy customer demand in South Texas. Beginning in the fiscal year 2010, the Company began providing services in which Wolverine Construction Inc., a related party, completed these services as a sub-contractor. The Company ceased offering these services in June 2011. The cost incurred for these sub-contracted services was approximately $4.9 million and $11.3 million for the year ended December 31, 2011 and 2010, respectively. Contract services cost as a percentage of revenues was 11.1% and 11.5% for the year ended December 31, 2011 and 2010, respectively. Fuel costs increased $7.0 million, or 30.9%, for the year ended December 31, 2011, when compared to the same period in the prior year due to fuel price increase of 28.3% and higher activity in drilling and well services. Fuel cost as a percentage of revenues was 11.1% and 12.7% for the year ended December 31, 2011 and 2010, respectively. Repairs and equipment maintenance cost increased $5.7 million, or 41.5% to $19.4 million as a result of activity increases. Truck hours increased 30.1% for the year ended December 31, 2011 and 2010, respectively. Repairs and equipment maintenance cost as a percentage of revenues was 7.2% and 7.7% for or the year ended December 31, 2011 and 2010, respectively. Product and chemical cost increase $1.9 million, or 21.4%, for the year ended December 31, 2011, when compared to the prior year due to the higher demand for drilling and well services driven by the increase of oil and natural gas prices. Product and chemical cost as a percentage of revenues was 3.9 % and 4.9% for the year ended December 31, 2011 and 2010, respectively. Tire repair cost increased $1.2 million, or 46.4% to $3.7 million. Tire repair cost as a percentage of revenues was 1.4% and 1.4% for the year ended December 31, 2011 and 2010, respectively. The remaining $0.1 million change is related to various expenses that were consistent with the higher activity of the business.

General and Administrative Expenses — General and administrative expenses from the consolidated operations increased by approximately $11.3 million, or 56.3%, to $31.3 million. General and administrative expense as a percentage of revenues were 7.0% for the years ended December 31, 2011 and 2010. Of this $11.3 million, $6.8 million was associated with a litigation settlement and the related legal fees. On June 9, 2011, C. C. Forbes, LLC, a subsidiary of Forbes Energy Services Ltd., settled certain litigation for a required cash payment of $5.5 million. This lawsuit had alleged that we had infringed on U.S. patents owned by the plaintiff in connection with our performance of our service contract for Petróleos Mexicanos, or PEMEX, in Mexico. Despite a favorable summary judgment on certain aspects of the suit and prior estimates by counsel of a low risk profile for the case, events at the trial on June 8 and 9, caused us to reassess the risks of continued litigation and, in light of these risks, to elect to settle the case immediately. Excluding this litigation settlement, general and administrative expenses would have been 5.5% of revenue for 2011. Labor cost increased by approximately $2.6 million or 31.4%. This increase was due to the addition in employee count and increase of corporate staff. The remaining balance was due to general expenses in line with our expectations and was consistent with industry trends.

Depreciation and Amortization — Depreciation and amortization expenses increased by $1.4 million, or 3.6%, to $39.7 million. The increase is related to our increase in capital expenditures. Capital expenditures incurred for the year ended December 31, 2011 were $62.7 million compared to $3.2 million for the year ended December 31, 2010.

Interest and Other Expenses—Interest and other expenses, excluding the loss on early extinguishment of debt were $27.3 million in the year ended December 31, 2011, compared to $27.1 million in the year ended December 31, 2010, an increase of $0.2 million, or 0.7%. The loss of $35.4 million on early extinguishment of debt was due to the retirement of the First and Second Priority Notes and was comprised of penalty on early redemption of the First Priority Notes of $0.6, total unamortized deferred financing charges written off in connection with the redemption of First and Second Priority notes of $10.4 and tender purchase price premium and consent fee related to the second Priority Notes of $24.4 million.

Income Taxes — Our income tax benefit on continuing operations was $4.7 million (20.1% effective rate) on pre-tax loss of $23.2 million for the year ended December 31, 2011, compared to an income tax benefit of $8.2 million (36.2% effective rate) on a pre-tax loss of $22.5 million in 2010. The effective rate for 2011 decreased from 35% mainly due to foreign income taxes associated with temporary differences on assets and liabilities that remain in Mexico, change in our deferred tax valuation allowance, non-deductible expenses and state income taxes.

Discontinued Operations — We recorded net income from discontinued operations of $6.2 million for the year ended December 31, 2011, compared to a net income from discontinued operations of $3.1 million for the year ended December 31, 2010. The increase in net income relates mainly to an increase in operating income of approximately $7.7 million and offset by an increase in tax expense of $4.6 million. See Note 17 — Discontinued Operations for further discussion.

Comparison of Years Ended December 31, 2010 and December 31, 2009

Revenues — For the year ended December 31, 2010, revenues increased by $98.5 million, or 52.0%, to $288.2 million when compared to the same period in the prior year. The fourth quarter of 2009 was the bottom of the recent industry decline for Forbes Group resulting in lower revenues and profits as compared to the year-ended 2010 where the energy services industry has experienced a turn-around with increasing utilization and pricing.

Well Servicing — Revenues from the well servicing segment increased by $29.5 million for the year, or 37.0% to $109.4 million compared to the prior year. Of this increase, approximately 1.9% was due to increased prices and 98.1% was due to increased rig hours for well services. We utilized 159 and 157 well service rigs as of December 31, 2010 and 2009, respectively. The average rate charged per hour during the year-ended December 31, 2010 as compared to the same period in 2009 was essentially flat due to the fact that prices were steadily decreasing during the 2009 period while the reverse was true during the same period in 2010, when prices were increasing. Average utilization of our well service rigs during the year-ended December 31, 2010 and 2009 was 64.0% and 46.5%, respectively, based on a twelve hour day, working five days a week, except holidays in the U.S.

Fluid Logistics and Other — Revenues from the fluid logistics and other segment for the year ended December 31, 2010 increased by $69.0 million, or 62.8%, to $178.8 million compared to the prior year, as a result of the general industry increase in pricing, activity and additional services we provided our customers through sub-contractor services. The revenue breakout for the $178.8 million consists of $166.8 million for the fluid logistics operations and $12.0 million for the sub-contractor services operations. Beginning in the fiscal year 2010, we began providing additional services in which Wolverine Construction, Inc., one of our related parties, completed such services as a sub-contractor. These services involved site preparation and were complementary to the traditional services we offer. We paid Wolverine for their services and materials and then billed the cost to the customer with a margin of between 5% and 10%. Of the total increase of $69.0 million, approximately 50.1% was due to an increase in hours worked, approximately 32.5% due to customer price increases and approximately 17.4% was due to the additional services we provided. An increase in hours of approximately 31.5% between the two years resulted in an increase in utilization from approximately 69.2% for the year ended December 31, 2009 to approximately 94.3% for the year ended December 31, 2010. Rates also increased approximately 23.8% for the year ended December 31, 2010 as compared with the year ended December 31, 2009. Our principal fluid logistics assets at December 31, 2010 and December 31, 2009 were as follows:

	Years Ended December 31,		% Increase (Decrease)
Asset	2010	2009
Vacuum trucks	281	286	(1.7)
High-pressure pump trucks	19	19	0.0
Other heavy trucks	57	57	0.0
Frac tanks (includes leased)	1,368	1,369	(0.1)
Salt water disposal wells	15	18	(16.7)

Consolidated Operating Expenses — Our operating expenses increased to $225.2 million for the year ended December 31, 2010, from $161.8 million for the year ended December 31, 2009, an increase of $63.5 million or 39.2%. Operating expenses as a percentage of revenues were 78.2% for the year ended December 31, 2010, compared to 85.3% for the year ended December 31, 2009. This decrease in operating expense as a percentage of our revenues is generally attributable to the general industry decline that was taking place in 2009 as compared to the uptrend experienced in 2010. During the 2009 decline companies, including Forbes, were not able to reduce costs as fast as revenues were declining. As industry activity began to stabilize in late 2009 and improve in 2010, revenues increased as a result of increased customer pricing and higher utilization. During this same time period, operating costs as a percentage of revenues declined not only as a result of increased revenues but also from the costs cuts introduced in 2009 and fixed operating expenses that did not increase in the same proportion as revenues.

Well Servicing — Operating expenses from the well servicing segment increased by $12.7 million, or 17.0%, to $87.2 million. Well servicing operating expenses as a percentage of well servicing revenues were 79.7% for the year ended December 31, 2010, compared to 93.4% for the year ended December 31, 2009, a decrease of 13.7%. This decrease in operating expense as a percentage of revenue was due to an increase in utilization to 64.0% for the year ended December 31, 2010 from 46.5% for the year ended December 31, 2009, which allowed us to spread its fixed costs over greater revenues, thereby increasing the gross margin. This increase in utilization consisted of 98.1% of the change. The remaining 1.9% was due to price increases of approximately 0.5% in average billing rates between the two years. Rates increased from the first quarter 2010 to the fourth quarter of 2010 by approximately 22.7%.

The dollar increase in well servicing costs between the two years was due to in large part to the increase in labor costs of $5.1 million or 14.4% for the year ended December 31, 2010 compared to the prior year. The employee count at December 31, 2010 was 787, compared to 648 employees as of December 31, 2009. Labor costs as a percentage of revenue were 37.0% and 44.3% for the years ended December 31, 2010 and 2009, respectively. Repairs and equipment maintenance cost increased by $5.2 million, or 63.4% to $13.3 million as a result of activity increases. Rig hours increased 34.6% and decreased 39.7% for the years ended December 31, 2010 and 2009, respectively. Repairs and equipment maintenance cost as a percentage of revenues was 12.2% and 10.3% for or the year ended December 31, 2010 and 2009, respectively. Out of town expenses increased by $2.3 million, or 53.0%, for the year ended December 31, 2010, when compared to the prior year. Out of town expenses as of percentage of revenues was 6.0% and 5.4% for the year ended December 31, 2010 and 2009, respectively. The remaining $0.1 million was made up of various expenses in line with our expectations and were consistent with the rapidly changing industry.

Fluid Logistics and Other — Operating expenses from the fluid logistics and other segment increased by $50.8 million, or 58.2%, to $138.1 million. The expense breakout for the $138.1 million consists of $126.8 million for the logistics operations and $11.3 million for the sub-contractor services operations. Fluid logistics operating expenses as a percentage of fluid logistics revenues were 77.2% for the year ended December 31, 2010, compared to 79.5% for the year ended December 31, 2009. This decrease in operating expense as a percentage of revenue was due to an increase in utilization to 94.3% for the year ended December 31, 2010 from 69.2% for the year ended December 31, 2009, which allowed us to spread our fixed costs over greater revenues, thereby increasing the gross margin.

The increase in fluid logistics operating expenses of $50.8 million was due in large part to an increase in contract services costs of $18.2 million, or 781.8%, for the year ended December 31, 2010, when compared to the same period in the prior year, as a direct result of higher activity in the general industry and the need to utilize outside services to satisfy customer demand in South Texas. The largest vendor in contract services is Wolverine Construction, Inc., a related party, who allowed us to provide additional billable services to our customers. The cost associated with their sub-contracted services was approximately $11.3 million of the $18.2 million increase year over year. Contract services cost as a percentage of revenues was 11.5% and 2.1% for the year ended December 31, 2010 and 2009, respectively. Labor costs increased by $9.9 million, or 32.8% to $40.2 million partially as result of workforce headcount increases. Labor costs as a percentage of revenues were 22.5% and 27.6% for the year ended December 31, 2010 and 2009, respectively. The employee count at December 31, 2010 was 790, as compared with 706 employees as of December 31, 2009. Fuel costs increased by $7.1 million, or 45.8%, for the year ended December 31, 2010, when compared to the same period in the prior year due to fuel price increase of 21.6% and higher activity in drilling and well services. Fuel cost as a percentage of revenues was 12.7% and 14.1% for the year ended December 31, 2010 and 2009, respectively. Repairs and equipment maintenance cost increased by $6.6 million, or 93.1% to $13.7 million as a result of activity increases. Truck hours increased 31.5% for the year ended December 31, 2010 and 2009, respectively. Repairs and equipment maintenance cost as a percentage of revenues was 7.7% and 6.5% for or the year ended December 31, 2010 and 2009, respectively. Equipment rental cost increased by $3.8 million, or 123.1% to $6.9 million. Equipment rental cost as a percentage of revenues was 3.9% and 2.8% for the year ended December 31, 2010 and 2009, respectively. Saltwater disposal cost increased by $1.8 million, or 39.5% to $6.3 million. Saltwater disposal cost as a percentage of revenues was 3.5% and 4.1% for the year ended December 31, 2010 and 2009, respectively. Product and chemical cost increased by $2.2 million, or 34.5%, for the year ended December 31, 2010, when compared to the prior year due to the higher demand for drilling and well services driven by the increase of oil and natural gas prices. Product and chemical cost as a percentage of revenues was 4.9 % and 5.9% for the year ended December 31, 2010 and 2009, respectively. Tire repair cost increased $0.8 million, or 49.8% to $2.5 million. Tire repair cost as a percentage of revenues was 1.4% and 1.5% for the year ended December 31, 2010 and 2009, respectively. The remaining $0.4 million change is related to various expenses that were consistent with the higher activity of the business.

General and Administrative Expenses — General and administrative expenses from the consolidated operations increased by approximately $2.6 million, or 15.0%, to $20.0 million. General and administrative expense as a percentage of revenues were 7.0% and 9.2% for the year ended December 31, 2010 and 2009, respectively. Labor cost increased by approximately $1.5 million or 29.3%. This increase was due to the addition in employee count and increase of corporate staff, including an internal auditor, director of financial reporting and a tax accountant. Equipment rental also increased approximately $0.4 million due to increased hours and production. Professional legal and accounting fees also increased by approximately $0.3 million and $0.2 million, respectively. The remaining $0.2 million changes related to various expenses.

Depreciation and Amortization — Depreciation and amortization expenses increased by $0.3 million, or 0.7%, to $38.3 million. The slight increase is related to our increase in capital expenditures. Capital expenditures incurred for the year ended December 31, 2010 were $3.2 million compared to $9.5 million for the year ended December 31, 2009.

Interest and Other Expenses — Interest and other expenses were $27.1 million in the year ended December 31, 2010, compared to $25.5 million in the year ended December 31, 2009, an increase of $1.6 million, or 6.4%. This increase is primarily due to additional interest associated with the First Priority Notes issued on October 2, 2009, which was offset in part by a decrease in interest expense associated with the repurchase of certain of our Second Priority Notes in 2010.

Income Taxes — Our income tax benefit on continuing operations was $8.2 million (36.2% effective rate) on pre-tax loss of $22.5 million for the year ended December 31, 2010, compared to income tax benefit of $25.1 million (47.4% effective rate) on a pre-tax loss of $53.1 million in 2009. The effective rate for 2010 increased from 35% mainly due to the change in our deferred tax valuation allowance, non-deductible expenses and state income taxes.

Discontinued Operations — We recorded net income from discontinued operations of $3.1 million for the year ended December 31, 2010, compared to a net loss from discontinued operations of $1.4 million for the year ended December 31, 2009. The increase in net income relates mainly to an increase in operating income of approximately $6.0 million and offset by in increase in tax expense of $1.7 million. See Note 17 — Discontinued Operations for further discussion.

Liquidity and Capital Resources

Overview

In June 2011, we issued $280.0 million aggregate principal amount of 9% Senior Notes and received net proceeds of $273.7 million. We used a substantial portion of the proceeds from such offering to purchase or redeem all outstanding Second Priority Notes and First Priority Notes.

On September 9, 2011, we entered into a loan and security agreement with certain lenders and Regions Bank, as agent for the secured parties, or the Agent. The loan and security agreement provides for an asset based revolving credit facility with a maximum initial credit of $75 million, subject to borrowing base availability. As of December 31, 2011, $75 million was available under this new credit facility.

A downturn could require us to seek funding to meet working capital requirements. Further, in the event that management elects to incur capital expenditures in amounts consistent with or in excess of the levels incurred in 2011 or to pursue other capital intensive activities, additional capital may be required to fund these activities. As discussed in more detail below, our ability to seek additional financing may be restricted by certain of our debt covenants.

The indenture governing the 9% Senior Notes and the loan agreement governing our senior secured revolving credit facility impose significant restrictions on us and increase our vulnerability to adverse economic and industry conditions that could limit our ability to obtain additional or replacement financing. For example, the indenture governing the 9% Senior Notes only allows us to incur indebtedness, other than certain specific types of permitted indebtedness, if such indebtedness is unsecured and if the Fixed Charge Coverage Ratio (as defined in each indenture) for the most recently completed four full fiscal quarters is at least 2.0 to 1.0. Our new credit facility only allows us to incur specific types of permitted indebtedness, which includes a $40 million basket of permitted indebtedness for capital leases, mortgage financings or purchase money obligations incurred for the purpose of installation or improvement of property, plant or equipment.

Our inability to satisfy our obligations under the indenture governing the 9% Senior Notes, the loan agreement governing our credit facility and any future debt agreements we may enter into could constitute an event of default under one or more of such agreements. Further, due to cross-default provisions in our debt agreements, a default and acceleration of our outstanding debt under one debt agreement may result in the default and acceleration of outstanding debt under the other debt agreements. Accordingly, an event of default could result in all or a portion of our outstanding debt becoming immediately due and payable. If this should occur, we might not be able to obtain waivers or secure alternative financing to satisfy all of our obligations simultaneously. Given the state of global events, our ability to access the capital markets or to consummate any asset sales might be restricted at a time when we would like or need to raise capital. These events could have a material adverse effect on our business, financial position, results of operations and cash flows and our ability to satisfy our obligations.

Within certain constraints, we can conserve capital by reducing or delaying capital expenditures, deferring non-regulatory maintenance expenditures and further reducing operating and administrative costs.

We have historically funded our operations, including capital expenditures, with bank borrowings, vendor financings, cash flow from operations, the issuance of our senior notes, and the proceeds from our Canadian initial public equity offering and simultaneous U.S. private placement, our October 2008 and December 2009 common stock offerings, and our May 2010 Series B Preferred Stock private placement.

As of December 31, 2011, we had $296.2 million in total outstanding debt. As of December 31, 2011, we had 588,059 outstanding Series B Senior Convertible Preferred Shares which is reflected in the balance sheet as temporary equity in an amount of $14.5 million. The preferred stock is redeemable for cash or common stock at 95% of the fair market value of the common stock as determined in accordance with the certificate of designation of the Series B Preferred Stock in May 2017.

As of December 31, 2011, we had $36.6 million in cash and cash equivalents, $285.6 million in long-term debt outstanding, $10.5 million in short-term debt outstanding, and $15.1 million of short-term equipment vendor financings for well servicing rigs and other equipment included in accounts payable. Our $10.5 million of short-term debt consisted of $3.4 million payable to equipment lenders under various installment notes, and $7.1 million payable related to financing of our insurance premiums over the term of the insurance coverage. We incurred $62.7 million for capital equipment acquisitions during the fiscal year 2011 as compared to $3.2 million during the fiscal year 2010. Capital equipment added for the year ended December 31, 2011 includes frac tanks, heavy trucks, vacuum trucks, well service rigs and miscellaneous ancillary equipment. We financed these purchases with cash flow from operations, operating leases and proceeds from the issuance of the 9% Senior Notes.

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

Cash Flows from Operating Activities

Net cash provided by operating activities totaled $6.0 million for the year ended December 31, 2011, compared to net cash provided by operating activities of $2.4 million for the year ended December 31, 2010, an increase of $3.6 million. This $3.6 increase resulted from increases in calculated cash flow related to an increase in various non-cash items between the periods of $17.3 million, mainly associated with the extinguishment of the Second Priority Notes, an increase in trade accounts payable of $19.4 million, and an increase in accrued expenses of $11.8 million. These increases in cash flow were offset by cash flow decreases as the result of an increase in net loss of $1.0 million, an increase in accounts receivable between the two periods of $21.1 million resulting from our increased levels of activity from 2010 to 2011 as discussed elsewhere herein, a decrease in related party accounts payable of $14.1 million in the normal course of business, a decrease between the two periods of $7.8 million in interest payable, an increase in related party accounts receivable of $1.4 million between 2010 and 2011 in the normal course of business, and other net increases in cash flow resulting from changes in operating assets and liabilities of $0.5 million that were in line with normal operating activities.

Net cash provided by operating activities totaled $2.4 million for the year ended December 31, 2010, compared to net cash provided by operating activities of $15.4 million for the year ended December 31, 2009, a decrease of $13.0 million. This $13.0 million decrease resulted from cash flow decreases as the result of an increase in accounts receivable between the two periods of $38.5 million resulting from our increased levels of activity from 2009 to 2010 as discussed elsewhere herein, a decrease in trade accounts payable of $8.1 million primarily as the result of a reduction in our Mexico trade payables as of December 31, 2010 corresponding to substantial Mexico collections in December 2010, a decrease between the two periods of $3.5 million in accrued expenses related primarily to our Mexico operations which began in early 2009 and ramped up through 2010, prepaid expenses which decreased $4.9 million between 2009 and 2010 in the normal course of business, and other net decreases in cash flow resulting from changes in operating assets and liabilities of $0.4 million, which are in line with normal operation activities. These decreases in cash flow were offset in part by increases in calculated cash flow related to a reduction in the net loss from 2009 to 2010 of $18.0 million due to improved results of operations, an increase in various non-cash items between the periods of $17.9 million, and an increase in related party accounts payable of $6.6 million related primarily to Wolverine Construction, Inc.

Cash Flows Used in Investing Activities

Net cash used in investing activities for the year ended December 31, 2011 amounted to $50.9 million compared to $5.8 million from the year ended December 31, 2010, an increase of $45.1 million. This $45.1 million increase resulted from an increase of $51.3 million used for the purchases of property and equipment and $7.6 million used for additional restricted cash required due to our operations in Mexico between the two periods. These cash uses were offset, in part, by a cash flow increase of $13.7 million in cash received as a deposit on assets held for sale. The significant capital expenditures for the year ended December 31, 2011 were reflective of the expansion of business during 2011.

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

Cash Flows from Financing Activities

Net cash provided by financing activities increased to $52.1 million for the year ended December 31, 2011, compared to $5.4 million for the year ended December 31, 2010. On June 7, 2011, the Forbes Group received $280.0 million in proceeds from the issuance of 9% Senior Notes Payable, less debt issuance costs of $10.2 million. The proceeds were used to retire $212.5 million in First and Second Priority Notes. Also, cash was used to make payments on installment debt. In the prior year, the Forbes Group received $14.2 million from the issuance of preferred stock.

Net cash provided by financing activities decreased to $5.4 million for the year ended December 31, 2010, compared to $27.3 million for the year ended December 31, 2009. In the May 2010 we issued 580,800 shares of Series B Senior Convertible Preferred Shares for net proceeds of $14.2 million. In June 2010, we re-purchased and retired $7.3 million of Second Priority Notes for $6.8 million, which represented a discounted price of approximately 93.5% of par value. In addition, in 2009, we repurchased $5.3 million in Second Priority Notes for $3.4 million or at an average discount price of approximately 65% of par value.

Cash Flows from Discontinued Operations

The cash flows from discontinued operations have not been separately disclosed in our consolidated statements of cash flows for the years ended December 31, 2011, 2010 and 2009. The net cash flow provided from our discontinued operations was approximately $4.2 million and $2.5 million for the years ended December 31, 2011 and 2010, respectively. The net cash flow used from discontinued operations was less than $0.1 million for the year ended December 31, 2009. We anticipate that we will receive approximately $4.3 in net working capital as a result collecting outstanding receivables and paying outstanding liabilities. We also anticipate receiving cash from the release of our restricted cash of approximately $13.8 million during 2012. We believe the change in cash flows expected from discontinued operations will not have a material adverse impact on our liquidity or our ability to fund current or future operations and capital expenditures.

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

The 9% Senior Notes are guaranteed by the current domestic subsidiaries (the “Guarantor Subs”) of FES Ltd, which includes FES LLC, CCF, TES, STT and FEI LLC (but excludes Forbes Energy Capital Inc., which was dissolved in November 2011). All of the Guarantor Subs are 100% owned and each guarantees the securities on a full and unconditional and joint and several basis. Prior to January 12, 2012, FES Ltd had two 100% owned indirect Mexican subsidiaries or the Non-Guarantor Subs that had not guaranteed the 9% Senior Notes. In January 2012, one of those two Mexican subsidiaries was sold along with the business and substantially all of our assets located in Mexico. Prior to January 12, 2012, FES Ltd had a branch office in Mexico and conducted operations independent of the Non-Guarantor Subs. The Guarantor Subs represent the majority of the Company’s operations. On or after June 15, 2015, the Forbes Group may, at its option, redeem all or part of the 9% Senior Notes from time to time at specified redemption prices and subject to certain conditions required by the indenture governing the 9% Senior Notes (the “9% Senior Indenture”). The Forbes Group is required to make an offer to purchase the notes and to repurchase any notes for which the offer is accepted at 101% of their principal amount, plus accrued and unpaid interest, if there is a change of control. The Forbes Group is required to make an offer to repurchase the notes and to repurchase any notes for which the offer is accepted at 100% of their principal amount, plus accrued and unpaid interest, following certain asset sales.

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

Revolving Credit Facility

On September 9, 2011, FES Ltd and its domestic subsidiaries (with the exception of Forbes Energy Capital, Inc., which was subsequently dissolved in November 2011) entered into a loan and security agreement with Regions Bank, SunTrust Bank, CIT Bank and Capital One Leverage Finance Corp., as lenders, and Regions Bank, as agent for the secured parties, or the Agent. The loan and security agreement provides for an asset based revolving credit facility with a maximum initial borrowing credit of $75 million, subject to borrowing base availability. As of December 31, 2011, subject to the borrowing base, discussed below, $75 million was available under this new credit facility. The loan and security agreement has a stated maturity of September 9, 2016. The proceeds of this credit facility can be used for the purchase of well services equipment, permitted acquisitions, general operations, working capital and other general corporate purposes. There was nothing outstanding under this facility at December 31, 2011.

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

Contractual Obligations and Financing

The table below provides estimated timing of future payments for which we were obligated as of December 31, 2011.

Actual	Total	1 Year or Less	2-3 Years	4-5 Years	More than 5 Years
	(dollars in thousands)
Maturities of long-term debt, including current portion	$296,150	$10,517	$4,032	$1,601	$280,000
Operating lease commitments	16,366	5,703	8,892	1,771	—
Interest on long-term debt	188,967	25,686	50,799	50,621	61,861

Total	$501,483	$41,906	$63,723	$53,993	$341,861

We have obligations to pay to the holders of our Series B Preferred Stock quarterly dividends of five percent per annum of the original issue price, payable in cash or in-kind.

The Company sought and received shareholder approval for a pool of Series B Preferred Stock to be issued, should the Company so choose, as in-kind dividends. Further, as opposed to the indentures that governed the First Priority Notes and Second Priority Notes, the indenture governing the 9% Senior Notes specifically allows the payment of cash dividends on the Series B Preferred Stock of up to $260,000 per quarter. Therefore, there are no contractual or stock exchange restrictions on our paying the Series B Preferred Stock dividends in cash or in-kind. As of March 30, 2012, the Company has paid all required dividends on its Series B Preferred Stock for completed dividend periods.

On May 28, 2017, we are required to redeem any of the shares of Series B Preferred Stock then outstanding. Such mandatory redemption may, at our election, be paid in cash or common stock (valued for such purpose at 95% of the then fair market value of the common stock). As of December 31, 2011, we had 588,059 shares of Series B Preferred Stock outstanding. For a discussion of the rights and preferences of the Series B Preferred Stock, see Note 15 to the consolidated financial statements for the year ended December 31, 2011 included herein.

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

Estimated Depreciable Lives

A substantial portion of our total assets is comprised of equipment. Each asset included in equipment is recorded at cost and depreciated using the straight-line method, which deducts equal amounts of the cost of such assets from earnings every year over the asset’s estimated economic useful life. As a result of these estimates of economic useful lives, net equipment as of December 31, 2011 totaled $286.0 million which represented 52.0% of total assets. Depreciation expense for the year ended December 31, 2011 totaled $36.8 million which represented 11.0% of total operating expenses. Given the significance of equipment to our financial statements, the determination of an asset’s economic useful life is considered to be a critical accounting estimate. The estimated economic useful life is monitored by management to determine its continued appropriateness.

Impairments

Long-lived assets, which include property, equipment, and finite lived intangible assets subject to amortization, comprise a significant amount of our total assets. We review the carrying values of these assets for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. An impairment loss is recorded in the period in which it is determined that the carrying amount is not recoverable. This requires us to make judgments regarding long-term forecasts of future revenues and costs related to the assets subject to review. These forecasts include assumptions related to the rates we bill our customers, equipment utilization, equipment additions, debt borrowings and repayments, staffing levels, pay rates, and other expenses. In turn, these forecasts are uncertain in that they require assumptions about demand for our products and services, future market conditions and technological developments. Significant and unanticipated changes to these assumptions could require a provision for impairment in a future period. Given the nature of these evaluations and their application to specific assets and specific times, it is not possible to reasonably quantify the impact of changes in these assumptions. We regularly assess our long-lived assets for impairment and in recent years, have concluded that no such impairment writedown was necessary.

Allowance for Doubtful Accounts

The determination of the collectability of amounts due from our customers requires us to use estimates and make judgments regarding future events and trends, including monitoring our customers’ payment history and current credit worthiness to determine that collectability is reasonably assured, as well as consideration of the overall business climate in which our customers operate. Inherently, these uncertainties require us to make frequent judgments and estimates regarding our customers’ ability to pay amounts due to us in order to determine the appropriate amount of valuation allowances required for doubtful accounts. Provisions for doubtful accounts are recorded when it becomes evident that the customer will not make the required payments at either contractual due dates or in the future. At December 31, 2011 and 2010, allowance for doubtful accounts totaled $6.4 million, or 4.6%, and $6.4 million, or 6.9%, of gross accounts receivable, respectively. We believe that our allowance for doubtful accounts is adequate to cover potential bad debt losses under current conditions; however, uncertainties regarding changes in the financial condition of our customers, either adverse or positive, could impact the amount and timing of any additional provisions for doubtful accounts that may be required. A five percent change in the allowance for doubtful accounts would have had an impact on income from continuing operations before income taxes of approximately $0.3 million in 2011.

Revenue Recognition

Well Servicing — Well servicing consists primarily of maintenance services, workover services, completion services, plugging and abandonment services, and tubing testing. We price well servicing by the hour of service performed.

Fluid Logistics and Other — Fluid logistics and other consists primarily of the sale, transportation, storage, and disposal of fluids used in drilling, production, and maintenance of oil and natural gas wells. We price fluid logistics by the job, by the hour, or by the quantities sold, disposed, or hauled.

We recognize revenue when services are performed, collection of the relevant receivables is probable, persuasive evidence of an arrangement exists, and the price is fixed or determinable.

Income Taxes

Our income tax benefit on continuing operations was $4.7 million (20.1% effective rate) on pre-tax loss of $23.2 million for the year ended December 31, 2011, compared to an income tax benefit of $8.2 million (36.1% effective rate) on a pre-tax loss of $22.5 million in 2010. For the years ended December 31, 2011 and 2010, $687,000 and $249,000 in current state tax expense was recorded and $0.2 million and $0.2 million in current foreign income tax expense, respectively. As of December 31, 2011 and 2010, $27.5 million and $29.7 million in deferred U.S. federal income tax was reflected in the FES Ltd’s balance sheet, respectively.

Current and deferred net tax liabilities are recorded in accordance with enacted tax laws and rates. Valuation allowances are established to reduce deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. In determining the need for valuation allowances, we have considered and made judgments and estimates regarding estimated future taxable income and ongoing prudent and feasible tax planning strategies. These estimates and judgments include some degree of uncertainty and changes in these estimates and assumptions could require us to adjust the valuation allowances for our deferred tax assets.

Deferred taxes have not been recognized on undistributed earnings of foreign subsidiaries since these amounts are not material.

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

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220)” (“ASU 2011-05”). In ASU 2011-05, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements. For public companies, ASU 2011-05 shall be applied retrospectively and is effective for fiscal years and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. The Company adopted ASU 2011-05 commencing with the interim period ended June 30, 2011 .

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles — Goodwill and Other” (“ASU 2011-08”). ASU 2011-08 allows a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the two-step impairment test for that reporting unit would be performed. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 and early adoption is permitted. We adopted the provisions of ASU 2011-08 commencing with the fourth quarter of 2011 and the adoption of this standard did not have a material impact on our financial position, results of operations, or cash flows.

In December 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date for Amendment to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” This ASU defers the guidance on whether to require entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement where net income is presented and the statement where other comprehensive income is presented for both interim and annual financial statements. ASU 2011-12 reinstated the requirements for the presentation of reclassifications that were in place prior to the issuance of ASU 2011-05 and did not change the effective date of ASU 2011-05. ASU 2011-12 should be applied consistently with ASU 2011-05; accordingly, this ASU is to be applied retrospectively for interim and annual reporting periods beginning after December 15, 2011, with early adoption permitted. We early adopted the provisions of ASU 2011-12 during the fourth quarter of 2011, and the adoption of this standard did not have a material impact on our financial position, results of operations, or cash flows.

Impact of Inflation on Operations

We are of the opinion that inflation has not had a significant impact on our business.

Off-Balance Sheet Arrangements

We are often party to certain transactions that require off-balance sheet arrangements such as performance bonds, guarantees, operating leases for equipment, and bank guarantees that are not reflected in our consolidated balance sheets. These arrangements are made in our normal course of business and they are not reasonably likely to have a current or future material adverse effect on our financial condition, results of operations, liquidity or cash flows.

Prior to January 1, 2012, we had an arrangement in Mexico that allowed us to work jointly with a Mexican company to service PEMEX. In order to complete many of our projects there, the associate company did site preparation work and we did the well service work. Under mutual agreement, we took 70% of the performance bond required and our associate has took 30% of the bond. Historically, Forbes performed more than 70% of the work in these projects thereby making this bond arrangement financially viable. We believe that we have accurately reflected this arrangement throughout our financial statements and disclosures, and that there is no other liability to recognize from this arrangement.

Recent Events

On January 12, 2012, FES Ltd., together with certain of its subsidiaries, FES LLC, FEI, CCF and Forbes Energy Services de México, S. de R. L. de C.V., or collectively, the Sellers, completed the previously announced sale of substantially all of their assets located in Mexico, as well as their equity interests in the Company’s Mexican employment company, Forbes Energy Services México Servicios de Personal S. de R. L. de C.V. to Dirivera Investments LLC, RGV Holding, S.A. de C.V. and RGV Enterprises S.A. de C.V., or collectively, the Buyers. The aggregate cash consideration paid by the Buyers was approximately $30 million, which does not include additional amounts paid by the Buyers to cover certain Mexican taxes.

In connection with the closing referenced above, the Sellers and the Buyers entered into a letter agreement on January 12, 2012, which amended the original purchase agreement by permitting, among other things, the Sellers to retain certain assets and a small number of employees in Mexico. These assets and employees will be used to operate a small office in Mexico on a temporary basis while the Sellers collect outstanding receivables from PEMEX. The Company’s contract with PEMEX recently expired and, in connection with the disposition described above, the Company did not seek its renewal.

In connection with the expiration of its contract with PEMEX, the Company expects the release of the performance bond posted in connection with such contract, which should result in approximately $13.8 million being released from restricted cash.

In January 2012, we hired two managers to start a coil tubing division for the Company. During the first quarter we placed deposits on the equipment required for five coil tubing spreads. Each spread cost approximately $5.0 million. We anticipate the first spread will be in service in the third quarter of 2012.

Coil tubing refers to metal piping, ranging from 1” to 3.25” in diameter, used for interventions in oil and gas wells, and comes spooled on a large reel. Our coil tubing will be approximately 2” in diameter. The coil tubing “spread” refers to the coil tubing unit as well as all equipment required to support the process, which includes blow out preventers, crane, high pressure pumping unit, coil tubing injector, nitrogen pumping unit, and the heart of the operation, the data acquisition system.

We believe the coil tubing units will complement our current well servicing rigs as wells with longer lateral lengths and less complicated well service work can be more efficiently serviced with coil tubing. In addition, coil tubing spreads can service wells while under pressure thereby allowing the well to continue producing during the service activity.

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

Our primary debt obligations are the outstanding 9% Senior Notes and any borrowings under our revolving credit facility. Changes in interest rates do not affect interest expense incurred on our 9% Senior Notes as such notes bear interest at a fixed rate. However, changes in interest rates would affect their fair values. In general, the fair market value of debt with a fixed interest rate will increase as interest rates fall. Conversely, the fair market value of debt will decrease as interest rates rise. A hypothetical change in interest rates of 10% relative to interest rates as of December 31, 2011 would have no impact on our interest expense for the 9% Senior Notes.

Our new revolving credit facility has a variable interest rate and, therefore, is subject to interest rate risk. As of December 31, 2011, we have not made significant draw on this facility. For this reason, a 100 basis point increase in interest rates on our variable rate debt would not result in significant additional annual interest expense.

Historically, we have not been exposed to significant foreign currency fluctuation; however, during 2011 our Mexican operations exposed us to certain risks typically associated with foreign currency fluctuation as we collected revenues and paid expenses in Mexico in the local currency. The functional currency of our Mexican operations was the Mexican peso.We are still collecting receivables from our Mexican operations. Nevertheless, as of December 31, 2011, a 10% unfavorable change in the Mexican Peso-to-U.S. Dollar exchange rate would not materially impact our consolidated balance sheet. To date, we have not taken any action to hedge against any foreign currency rate fluctuations and, as we have sold our Mexican operations, we do not expect we will be subject to material foreign currency risk in the near future.

We have not entered into any derivative financial instrument transactions to manage or reduce market risk or for speculative purposes.

Item 8.	Consolidated Financial Statements and Supplementary Data

Index To Financial Statements

Forbes Energy Services Ltd and Subsidiaries (A/K/A The “Forbes Group”)

Consolidated Financial Statements

Item 8A.	Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Forbes Energy Services, Ltd.

Alice, TX

We have audited the accompanying consolidated balance sheets of Forbes Energy Services, Ltd and Subsidiaries as of December 31, 2011 and 2010 and the related consolidated statements of operations, comprehensive loss, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Forbes Energy Services, Ltd and Subsidiaries at December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

/S/ BDO USA, LLP

Houston, TX

March 30, 2012

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)

Consolidated Balance Sheets

	December 31, 2011	December 31, 2010
Assets
Current assets
Cash and cash equivalents	$36,600,091	$30,458,457
Accounts receivable - trade, net of allowance of $6.4 million for 2011 and 2010	132,024,147	85,682,475
Accounts receivable - related parties	1,573,132	178,174
Accounts receivable - other	3,324,759	2,985,052
Prepaid expenses	8,974,168	5,733,664
Other current assets	1,310,477	839,192

Total current assets	183,806,774	125,877,014
Property and equipment, net	285,944,684	256,743,380
Other intangible assets, net	30,876,389	33,737,585
Deferred financing costs, net of accumulated amortization of $0.7 and $5.7 million for 2011 and 2010, respectively	9,403,817	8,907,520
Restricted cash	16,150,433	9,043,246
Other assets	30,876	33,036
Noncurrent assets held for sale	24,210,080	17,488,086

Total assets	$550,423,053	$451,829,867

Liabilities and Shareholders’ Equity
Current liabilities
Current portions of long-term debt	$10,517,232	$6,463,820
Accounts payable - trade	50,569,454	20,719,691
Accounts payable - related parties	1,219,928	8,106,960
Dividends payable	61,259	—
Deposit on assets held for sale	13,700,000	—
Accrued interest payable	1,220,316	9,028,812
Accrued expenses	19,752,868	12,844,870

Total current liabilities	97,041,057	57,164,153
Long-term debt, less unamortized discount of $0 and $2.7 million for 2011 and 2010, respectively	285,633,042	212,914,685
Deferred tax liability	27,491,812	29,685,339

Total liabilities	410,165,911	299,764,177

Commitments and contingencies (Note 10)
Temporary equity
Series B senior convertible preferred shares	14,476,783	15,270,293

Shareholders’ equity
Preference shares, $.01 par value, 10,000,000 shares authorized none issued and outstanding at December 31, 2011 and December 31, 2010	—	—
Common stock, $.04 par value, 112,500,000 shares authorized, 20,918,417 shares issued and outstanding at December 31, 2011 and December 31, 2010	836,737	836,737
Additional paid-in capital	187,885,293	185,134,992
Accumulated other comprehensive income (loss)	(1,077,678)	342,974
Accumulated deficit	(61,863,993)	(49,519,306)

Total shareholders’ equity	125,780,359	136,795,397

Total liabilities and shareholders’ equity	$550,423,053	$451,829,867

The accompanying notes are an integral part of these consolidated financial statements.

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)

Consolidated Statements of Operations

	Years Ended December 31,
	2011	2010	2009
Revenues
Well servicing	$177,895,636	$109,354,777	$79,811,702
Fluid logistics and other	267,887,002	178,796,699	109,822,640

Total revenues	445,782,638	288,151,476	189,634,342

Expenses
Well servicing	141,589,070	87,164,220	74,537,406
Fluid logistics and other	193,717,951	138,078,555	87,263,351
General and administrative	31,317,863	20,039,405	17,424,009
Depreciation and amortization	39,659,523	38,299,074	38,028,979

Total expenses	406,284,407	283,581,254	217,253,745

Operating income (loss)	39,498,231	4,570,222	(27,619,403)
Other income (expense)
Interest income	56,265	149,001	14,370
Interest expense	(27,454,417)	(27,270,980)	(26,922,812)
Gain (loss) on early extinguishment of debt	(35,414,833)	18,591	973,908
Other income (expense), net	69,104	(8,955)	447,430

Loss from continuing operations before taxes	(23,245,650)	(22,542,121)	(53,106,507)
Income tax benefit	(4,676,774)	(8,157,006)	(25,143,867)

Loss from continuing operations	(18,568,876)	(14,385,115)	(27,962,640)
Income (loss) from discontinued operations, net of tax expense of $6,299,385, $1,655,874 and $0, respectively	6,224,189	3,075,197	(1,368,069)

Net loss	(12,344,687)	(11,309,918)	(29,330,709)
Preferred stock dividends	(186,589)	(1,040,693)	—

Net loss attributable to common shareholders	$(12,531,276)	$(12,350,611)	$(29,330,709)

Loss per share of common stock from continuing operations (Note 13)
Basic and diluted	$(0.90)	$(0.74)	$(1.79)
Income (loss) per share of common stock from discontinued operations (Note 13)
Basic and diluted	$0.30	$0.15	$(0.09)
Loss per share of common stock (Note 13)
Basic and diluted	$(0.60)	$(0.59)	$(1.87)
Weighted average number of shares of common stock outstanding (Note 13)
Basic and diluted	20,918,417	20,918,417	15,660,720

The accompanying notes are an integral part of these consolidated financial statements.

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)

Consolidated Statements of Comprehensive Loss

	Years Ended December 31,
	2011	2010	2009
Net loss	$(12,344,687)	$(11,309,918)	$(29,330,709)
Other comprehensive income (loss)
Foreign currency translation adjustment	(1,420,652)	342,974	—

Comprehensive loss	$(13,765,339)	$(10,966,944)	$(29,330,709)

The accompanying notes are an integral part of these consolidated financial statements.

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)

Consolidated Statements of Changes in Shareholders’ Equity

							Additional Paid-In Capital	Accumulated Other Comprehensive Income (loss)	Accumluated Deficit	Total Shareholders’ Equity

	Common Stock		Class B Shares		Preferred Shares
	Shares	Amount	Shares	Amount	Shares	Amount
Balance:
December 31, 2008	8,152,800	$326,112	7,374,992	$295,000	—	$—	$166,676,054	$—	$(8,878,679)	$158,418,487
Share-based compensation	—	—	—	—	—	—	2,491,994	—	—	2,491,994
Net loss	—	—	—	—	—	—	—	—	(29,330,709)	(29,330,709)
Common shares issued in equity offering, net	5,390,625	215,625	—	—	—	—	14,712,080	—	—	14,927,705

Balance:
December 31, 2009	13,543,425	541,737	7,374,992	295,000	—	—	183,880,128	—	(38,209,388)	$146,507,477
Share-based compensation	—	—	—	—	—	—	2,696,952	—	—	2,696,952
Preferred stock issuance	—	—	—	—	580,800	14,229,600	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	(11,309,918)	(11,309,918)
Foreign currency translation adjustment	—	—	—	—	—	—	—	342,974		342,974
Conversion of Class B shares to Common Stock	7,374,992	295,000	(7,374,992)	(295,000)	—	—	—	—	—	—
Preferred shares dividends, accretion, and offering costs	—	—	—	—	7,259	1,040,693	(1,442,088)	—	—	(1,442,088)

Balance:
December 31, 2010	20,918,417	836,737	—	—	588,059	15,270,293	185,134,992	342,974	(49,519,306)	$136,795,397
Share-based compensation	—	—	—	—	—	—	2,936,890	—	—	2,936,890
Net loss	—	—	—	—	—	—	—	—	(12,344,687)	(12,344,687)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(1,420,652)	—	(1,420,652)
Preferred shares dividends and accretion	—	—	—	—	—	(793,510)	(186,589)	—	—	(186,589)

Balance:
December 31, 2011	20,918,417	$836,737	—	$—	588,059	$14,476,783	$187,885,293	$(1,077,678)	$(61,863,993)	$125,780,359

The accompanying notes are an integral part of these consolidated financial statements.

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net loss	$(12,344,687)	$(11,309,918)	$(29,330,709)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	38,970,761	37,099,099	36,715,074
Amortization expense	2,861,196	2,861,196	2,861,196
Amortization of Second Priority Notes OID	324,306	778,813	682,316
Share-based compensation	2,936,890	2,696,952	2,491,994
Deferred tax benefit	(2,193,527)	(6,936,774)	(25,446,509)
(Gain)/loss on disposal of assets, net	1,902,093	(87,316)	(23,334)
(Gain)/loss on early extinguishment of debt	10,403,237	(18,591)	(1,421,750)
Bad debt expense	1,202,053	1,116,933	3,861,773
Amortization of deferred financing cost	1,607,905	2,199,399	2,078,765
Changes in operating assets and liabilities:
Accounts receivable	(51,739,441)	(30,619,696)	7,914,749
Accounts receivable - related parties	(1,394,958)	(9,234)	(71,268)
Prepaid expenses and other current assets	(1,219,105)	(1,144,718)	3,737,221
Accounts payable - trade	20,133,332	661,228	8,771,774
Accounts payable - related parties	(6,886,161)	7,214,655	621,949
Accrued expenses	9,244,029	(2,038,552)	1,495,751
Accrued interest payable	(7,808,496)	(14,367)	440,410

Net cash provided by operating activities	5,999,427	2,449,109	15,379,402

Cash flows from investing activities:
Purchases of property and equipment	(58,205,581)	(6,951,297)	(30,024,471)
Proceeds from sale of property and equipment	675,878	748,313	—
Restricted cash	(7,107,187)	449,258	(9,492,504)
Deposit on assets held for sale	13,700,000	—	—
Insurance proceeds	—	—	1,783,832

Net cash used in investing activities	(50,936,890)	(5,753,726)	(37,733,143)

Cash flows from financing activities:
Payments for debt issuance costs	(10,159,429)	—	(1,236,638)
Proceeds from issuance of common stock	—	—	14,927,705
Proceeds from issuance of preferred stock	—	14,229,600	—
Borowings on debt	280,000,000	—	32,000,000
Purchase and retirement of First Priority Notes	(20,000,000)	—	—
Purchase and retirement of Second Priority Notes	(192,500,000)	(6,778,750)	(3,415,000)
Repayments of other debt	(4,346,000)	(1,696,200)	(14,966,026)
Dividends paid on Series B Senior Convertible Preferred Shares	(918,845)	—	—
Other	—	(392,969)	—

Net cash provided by financing activities	52,075,726	5,361,681	27,310,041

Effect of currency translation on cash and cash equivalents	(996,629)	(23,974)	—
Net increase in cash and cash equivalents	6,141,634	2,033,090	4,956,300
Cash and cash equivalents:
Beginning of period	30,458,457	28,425,367	23,469,067

End of period	$36,600,091	$30,458,457	$28,425,367

The accompanying notes are an integral part of these consolidated financial statements.

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)

Notes to Consolidated Financial Statements

1. Organization and Nature of Operations

Nature of Business

Forbes Energy Services Ltd. (“FES Ltd”) is an independent oilfield services contractor that provides a wide range of well site services to oil and natural gas drilling and producing companies to help develop and enhance the production of oil and natural gas. These services include fluid hauling, fluid disposal, well maintenance, completion services, workovers and recompletions, plugging and abandonment, and tubing testing. Our operations are concentrated in the major onshore oil and natural gas producing regions of Texas, with additional locations in Mississippi, in Pennsylvania and, prior to the disposition of our Mexican assets in January 2012, which is discussed in Note 18 below, in Mexico. We believe that our broad range of services, which extends from initial drilling, through production, to eventual abandonment, is fundamental to establishing and maintaining the flow of oil and natural gas throughout the life cycle of our customers’ wells.

As used in these consolidated financial statements, the “Company,” the “Forbes Group,” “we,” and “our” mean FES Ltd and its direct and indirect subsidiaries, except as otherwise indicated.

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

3. Summary of Significant Accounting Policies

Principles of Consolidation

The Forbes Group’s consolidated financial statements as of December 31, 2011 and 2010 and for each of the three years ended December 31, 2011, 2010, and 2009 include the accounts of FES Ltd and all of its wholly owned, direct and indirect subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Fluid Logistics and Other–Fluid logistics consists primarily of the sale, transportation, storage, and disposal of fluids used in drilling, production, and maintenance of oil and natural gas wells. The Forbes Group prices fluid logistics services by the job, by the hour, or by the quantities sold, disposed, or hauled.

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

Restricted Cash

Restricted cash is serving as collateral for certain outstanding letters of credit. Restricted cash of $16.2 million is classified as a long-term asset as it collateralizes certain long-term insurance notes and bonds issued pursuant to a customer contract.

Foreign Currency Translation

Effective July 1, 2010, our international location in Mexico changed its functional currency from the U.S. dollar to the Mexican pesos in response to the growing volume of business required to be transacted in pesos. A significant portion of our contract revenue being collected is also in pesos. Assets and liabilities are translated using the spot rate on the balance sheet date, while income and expense items are translated at average rates of exchange during the period. The resulting gains or losses arising from the translation of accounts from the functional currency to the U.S. Dollar are included as a separate component of shareholders’ equity in accumulated other comprehensive income (loss). If our foreign entity enters into transactions that are denominated in currencies other than their functional currency, these transactions are initially recorded in the functional currency based on the applicable exchange rate in effect on the date of the transaction. At the end of each month, these transactions are remeasured to an equivalent amount of the functional currency based on the applicable exchange rates in effect at that time. Any adjustment required to remeasure a transaction to the equivalent amount of the functional currency at the end of the month is recorded in the income or loss of the foreign entity as a component of other income and expense.

Earnings per Share

The Company presents basic and diluted earnings per share “EPS” data for its common stock. Basic EPS is calculated by dividing the net income attributable to shareholders of the Company by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is determined by adjusting the profit or loss attributable to shareholders and the weighted average number of shares of common stock outstanding for the effects of all dilutive potential common shares, which comprise of options granted. Class B shares are treated as common for basic and diluted purposes. Preferred stock is a participating security under ASC 260 which means the security may participate in undistributed earnings with common stock. In accordance with ASC 260, securities are deemed to not be participating in losses if there is no obligation to fund such losses. Since the Company reported a loss from operations for the years ended December 31, 2011 and 2010, the Series B Preferred Stock was not deemed to be participating.

Fair Value of Financial Instruments

The following is a summary of the carrying amounts and estimated fair values of our financial instruments as of December 31, 2011 and 2010. Fair value is defined as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

The carrying amounts of cash and cash equivalents, accounts receivable-trade, accounts receivable-related parties, accounts receivable – other, other current assets, accounts payable – trade, prepaid expenses, accounts payable – related parties, insurance notes, deposits on assets held for sale, and accrued expenses approximate fair value because of the short maturity of these instruments. The fair values of third party notes and equipment notes, which approximates their carrying values, are based on current market rates at which the company could borrow funds with similar maturities. The carrying amount of our First Priority Notes, which were repurchased in full and fully discharged in June 2011, approximated fair value at December 31, 2010 due to the fact that the underlying instruments included provisions to adjust interest rates.

	December 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(dollars in thousands)
9.0% Senior Notes	$280,000	$261,800	$—	$—
11.0% Second Priority Notes	—	—	192,500	188,650

The fair value of our 9% Senior Notes and Second Priority Notes are based upon the quoted market prices at December 31, 2011 and December 31, 2010, respectively.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable is based on earned revenues. The Forbes Group provides an allowance for doubtful accounts, which is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. Provisions for doubtful accounts are recorded when it becomes evident that the customer will not make the required payments at either contractual due dates or in the future. At December 31, 2011 and 2010, the allowance for doubtful accounts totaled $6.4 million.

The following is a rollforward of the allowance for doubtful accounts

Balance as of January 1, 2009	$2,765,405
Provision	3,861,773
Bad debt write-off	(1,292,501)

Balance as of December 31, 2009	5,334,677
Provision	1,116,933
Bad debt write-off	(48,024)

Balance as of December 31, 2010	6,403,586
Provision	1,202,053
Bad debt write-off	(1,172,581)

Balance as of December 31, 2011	$6,433,058

Property and Equipment

Property and equipment are recorded at cost. Improvements or betterments that extend the useful life of the assets are capitalized. Expenditures for maintenance and repairs are charged to expense when incurred. The costs of assets retired or otherwise disposed of and the related accumulated depreciation are eliminated from the accounts in the period of disposal. Gains or losses resulting from property disposals are credited or charged to operations currently. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets. Depreciation expense from continuing operations was $36.8 million, $35.4 million, and $35.1 million for the years ended December 31, 2011, 2010, and 2009, respectively. For tax purposes, property and equipment are depreciated under appropriate methods prescribed by the Internal Revenue Code of 1986, as amended, and the regulations promulgated thereunder.

Other Intangibles

Other intangible assets are assets (not including financial assets) that lack physical substance. We account for other intangible assets under the provisions of ASC Topic 350 “Intangibles – Goodwill and Other” (“ASC 350”). Other intangible assets are subject to amortization for the period of time which the assets are expected to contribute directly or indirectly to future cash flows as described in ASC 350.

Impairments

In accordance with ASC Topic 360 “Property, Plant and Equipment” (“ASC 360”), long-lived assets, such as property, and equipment, and finite-lived intangibles subject to amortization, are reviewed whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of such assets to estimated undiscounted future cash flows expected to be generated by the assets. Expected future cash flows and carrying values are aggregated at their lowest identifiable level. If the carrying amount of such assets exceeds their estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of such assets exceeds the fair value of the assets. The Forbes Group evaluated its asset group in accordance with ASC 360 which resulted in no impairment for the years ended December 31, 2011, 2010 and 2009.

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

Deferred Financing Costs

Deferred financing costs are amortized over the period of the loan agreement on an effective interest basis, as a component of interest expense. For the years ended December 31, 2011, 2010, and 2009 amortization of deferred financing costs was $1.6 million, $2.2 million, and $2.1 million, respectively.

Share-Based Compensation

The Company accounts for share-based compensation in accordance with ASC Topic 718 “Compensation – Stock Compensation”, (“ASC 718”). Upon adoption of ASC 718, the Company selected the Black-Scholes option pricing model as the most appropriate model for determining the estimated fair value for stock options. The Company measures share-based compensation cost as of the grant date based on the estimated fair value of the award less an estimated rate for pre-vesting forfeitures, and recognizes compensation expense on a straight-line basis over the vesting period. Compensation expense is recognized with an off-setting credit to additional paid-in capital. When the award is distributed or the option is exercised, an entry is made to additional paid-in capital with the off-set to common stock equal to the par value times the number of shares. Consideration received on the exercise of stock options is also credited to additional paid-in capital.

Share Consolidation

As of August 12, 2011, FES Ltd discontinued its existence in Bermuda and converted into a Texas corporation. In connection with and immediately prior to this Texas conversion, FES Ltd effected a 4-to-1 share consolidation, or the Share Consolidation. All references included in these financial statements and accompanying notes to the number of shares, par value and per share amounts of the common stock of FES Ltd prior to the Share Consolidation have been retroactively adjusted to give effect to the Share Consolidation.

Recent Accounting Pronouncements

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

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220)” (“ASU 2011-05”). In ASU 2011-05, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements. For public companies, ASU 2011-05 shall be applied retrospectively and is effective for fiscal years and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. The Company adopted ASU 2011-05 commencing with the interim period ended June 30, 2011.

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles — Goodwill and Other” (“ASU 2011-08”). ASU 2011-08 allows a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the two-step impairment test for that reporting unit would be performed. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 and early adoption is permitted. We adopted the provisions of ASU 2011-08 commencing with the fourth quarter of 2011 and the adoption of this standard did not have a material impact on our financial position, results of operations, or cash flows.

In December 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date for Amendment to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” This ASU defers the guidance on whether to require entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement where net income is presented and the statement where other comprehensive income is presented for both interim and annual financial statements. ASU 2011-12 reinstated the requirements for the presentation of reclassifications that were in place prior to the issuance of ASU 2011-05 and did not change the effective date of ASU 2011-05. ASU 2011-12 should be applied consistently with ASU 2011-05; accordingly, this ASU is to be applied retrospectively for interim and annual reporting periods beginning after December 15, 2011, with early adoption permitted. We early adopted the provisions of ASU 2011-12 during the fourth quarter of 2011, and the adoption of this standard did not have a material impact on our financial position, results of operations, or cash flows.

4. Other Intangible Assets

Other intangible assets are subject to amortization for the period of time which the assets are expected to contribute directly or indirectly to future cash flows under the guidance of ASC 350.

Our major classes of intangible assets subject to amortization under ASC 350 consist of our customer relationships, trade name, safety training program and dispatch software. The Company expenses costs associated with extensions or renewals of intangibles assets. There were no such extensions or renewals in the years ended December 31, 2011, 2010 or 2009. Amortization expense is calculated using the straight-line method over the period indicated. Amortization expense for the years ended December 31, 2011, 2010, and 2009 was $ 2.9 million. Estimated amortization expense for each of the five succeeding fiscal years is $2.9 million per year. The weighted average amortization period remaining for intangible assets is 10.8 years.

The following sets forth the identified intangible assets by major asset class:

		As of December 31, 2011			As of December 31, 2010
	Useful Life (years)	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Customer relationships	15	$31,895,919	$8,505,578	$23,390,341	$31,895,919	$6,379,184	$25,516,735
Trade names	15	8,049,750	2,146,600	5,903,150	8,049,750	1,609,950	6,439,800
Safety training program	15	1,181,924	315,180	866,744	1,181,924	236,385	945,539
Dispatch software	10	1,135,282	454,112	681,170	1,135,282	340,585	794,697
Other	10	58,300	23,316	34,984	58,300	17,486	40,814

		$42,321,175	$11,444,786	$30,876,389	$42,321,175	$8,583,590	$33,737,585

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

2008 Incentive Compensation Plan

From time to time, the Company grants stock options or other awards to its employees, including executive officers, and directors from its 2008 Incentive Compensation Plan. Stock options issued in 2008 originally vested over a three-year period. On August 11, 2011, however, the Company exchanged 667,500 of these options in a .72 to 1 exchange for 480,600 options (the “Exchange Options”). These Exchange Options vest one-third every four months from the exchange date and the Company will recognize $.01 million of compensation expense for this exchange over a 12 month period. For the 2011 stock option issuances other than the Exchange Options, the standard option vests over a three year period, with one-third vesting on the annual anniversary of the award date and one third vesting every year thereafter, until fully vested. For the 2010 stock option issuances, the standard option vests over a two year period, with one-fourth vesting on the six month anniversary of the award date and one fourth vesting every six months thereafter, until fully vested. There were no stock options granted in 2009. For most grantees, options expire at the earlier of either one year after the termination of grantee’s employment by reason of death, disability or retirement, ninety days after termination of the grantee’s employment other than upon grantee’s death, disability or retirement, or ten years after the date of grant. There are currently 692,075 options available for issuance under this plan.

Grants Outside of the 2008 Incentive Compensation Plan

On August 23, 2010, the Company granted 65,000 stock options in an issuance outside the 2008 Incentive Compensation Plan. These options vest twenty-five percent on each six-month anniversary from the date of grant, and will become fully vested over a two year period.

Stock Option Activities

The following table presents a summary of the Company’s stock option activity for the year ended December 31, 2011:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at December 31, 2008	692,500	$28.00	8.41 years	—
Stock options:
Granted	—	—
Exercised	—	—
Forfeited	(22,500)	28.00

Options outstanding at December 31, 2009	670,000	28.00	8.41 years	—
Stock options:
Granted	635,000	2.60
Exercised	—	—
Forfeited	—	—

Options outstanding at December 31, 2010	1,305,000	15.64	8.49 years	$1,905,000
Stock options:
Granted	1,274,000	9.16
Exercised	—	—
Forfeited	(293,575)	7.39

Options outstanding at December 31, 2011	2,285,425	$7.49	8.79 years	$2,297,344

Vested and expected to vest at December 31, 2011	419,888	$4.44	8.12 years	$1,148,672

Exercisable at December 31, 2009	223,334	$28.00	8.41 years	$—

Exercisable at December 31, 2010	446,667	$28.00	7.41 years	$—

Exercisable at December 31, 2011	419,888	$4.44	8.12 years	$1,148,672

Stock-Based Compensation Expense

During the years ended December 31, 2011, 2010 and 2009, the Company recorded total stock-based compensation expense of $2.9 million, $2.7 million and $2.5 million, respectively. No stock-based compensation costs were capitalized as of December 31, 2011, 2010 or 2009. As of December 31, 2011, total unrecognized stock-based compensation cost amounted to $9.1 million, (net of estimated forfeitures) and is expected to be recorded over a weighted-average period of 2.57 years.

At December 31, 2011, outstanding options had a weighted average remaining contractual term of 8.79 years. The amount of unrecognized stock-based compensation will be affected by any future stock option grants and any termination of employment by any employee that has received stock option grants that are unvested as of their termination date.

At December 31, 2011, the Company has assumed an annualized forfeiture rate of approximately 3% for options granted during the year. Under the true-up provisions of ASC 718, the Company will record additional expense if the actual forfeiture rate is lower than estimated, and will record a recovery of prior expense if the actual forfeiture is higher than estimated.

Assumptions for Estimating Fair Value of Stock Option Grants

Upon adoption of ASC 718, the Company selected the Black-Scholes option pricing model as the most appropriate model for determining the estimated fair value for stock options. The use of the Black-Scholes model requires the use of extensive actual employee exercise behavior data and the use of a number of complex assumptions including expected volatility and expected term.

The following table summarizes the assumptions used to value options granted during the year ended:

	2011	2010
Expected term	4 years - 6.5 years	6 years
Risk-free interest rate	0.68% - 1.45%	2.07%
Volatility	97.38% - 97.47%	108.36%
Dividend yield	0.00%	0.00%
Grant date fair value per share	$6.28 - $8.00	$2.16

The expected term of employee stock options represents the weighted-average period that the stock options are expected to remain outstanding. The expected term was determined by taking the weighted-average of the vesting period plus the expiration term divided by two. The risk-free interest rate is based on the U.S. Treasury constant maturity interest rate with a term consistent with the expected life of the options. Because the Forbes Group was a newly formed public company when the 2008 options were granted, the expected term approved and the expected volatility was based on the price of comparable company’s common stock in the same industry over a historical period which approximates the expected term of the options granted. For the 2011 and 2010 options, the Company’s historical common stock was used to calculate the expected volatility. There were no stock options granted in 2009. The dividend yield assumption is based on the Company’s expectation of no dividend payouts.

6. Property and Equipment

Property and equipment from continuing operations at December 31, 2011, and 2010, consisted of the following:

	Estimated	December 31,
	Life in Years	2011	2010
Well servicing equipment	3-15 years	$317,883,278	$272,739,635
Autos and trucks	5-10 years	95,667,664	80,296,508
Disposal wells	5-15 years	11,957,960	11,446,624
Building and improvements	5-30 years	7,842,246	6,646,529
Furniture and fixtures	3-10 years	2,426,219	2,103,360
Land		257,425	91,242
Other	3-15 years	44,204	49,734

		436,078,996	373,373,632
Accumulated depreciation		(150,134,312)	(116,630,252)

		$285,944,684	$256,743,380

7. Accounts Payable and Accrued Liabilities

Accrued expenses and accounts payable – trade at December 31, 2011 and 2010, consisted of the following:

	December 31,
	2011	2010
Accrued wages	$4,531,267	$2,695,112
Accrued payroll taxes	651,509	1,973,429
Accrued insurance	3,933,816	2,878,457
Accrued sales tax - Mexico	3,489,479	2,735,982
Accrued sales tax - US	557,003	426,339
Accrued franchise tax	711,542	249,022
Other accrued expenses	5,878,252	1,886,529

Total accrued expenses	$19,752,868	$12,844,870

Accounts payable - vendor financings	$15,083,391	$4,000,724
Accounts payable - other	35,486,063	16,718,967

Total accounts payable - trade	$50,569,454	$20,719,691

8. Long-Term Debt

Debt at December 31, 2011 and December 31, 2010, consisted of the following:

	December 31,
	2011	2010
9% Senior Notes	$280,000,000	$—
Second Priority Notes, gross	—	192,500,000
Less: Unamortized original issue discount	—	(2,672,317)

Senior Notes and Second Priority Notes, net	280,000,000	189,827,683

First Priority Notes	—	20,000,000
Third party equipment notes	9,030,964	4,916,659
Insurance notes	7,119,310	4,634,163

	296,150,274	219,378,505
Less: Current portion	(10,517,232)	(6,463,820)

	$285,633,042	$212,914,685

Aggregate maturities of long-term debt as of December 31, 2011 are as follows:

2012	$10,517,232
2013	2,460,530
2014	1,571,790
2015	1,341,679
2016	259,043
Thereafter	280,000,000

Total	$296,150,274

9% Senior Notes

On June 7, 2011, FES Ltd issued $280.0 million in principal amount of 9% Senior Notes due 2019 (the “9% Senior Notes”). The proceeds of the 9% Senior Notes were used to purchase and/or redeem 100% of the First Priority Floating Rate Notes due 2014 and the outstanding Second Priority Notes (as defined below) issued by Forbes Energy Services LLC and Forbes Energy Capital Inc. The 9% Senior Notes mature on June 15, 2019, and require semi-annual interest payments, in arrears, at an annual rate of 9% on June 15 and December 15 of each year until maturity commencing December 15, 2011. No principal payments are due until maturity.

The 9% Senior Notes are guaranteed by the current domestic subsidiaries (the “Guarantor Subs”) of FES Ltd, which includes Forbes Energy Services LLC (“FES LLC”), C.C. Forbes, LLC (“CCF”), TX Energy Services, LLC (“TES”), Superior Tubing Testers, LLC (“STT”) and Forbes Energy International, LLC (“FEI LLC”). All of the Guarantor Subs are 100% owned and each guarantees the securities on a full and unconditional and joint and several basis. Prior to January 12, 2012, FES Ltd had two 100% owned indirect Mexican subsidiaries or the Non-Guarantor Subs that had not guaranteed the 9% Senior Notes. In January 2012, one of those two Mexican subsidiaries was sold along with the business and substantially all of our long-lived assets located in Mexico. Prior to January 12, 2012, FES Ltd had a branch office in Mexico and conducted operations independent of the Non-Guarantor Subs. The Guarantor Subs represent the majority of the Company’s operations. On or after June 15, 2015, the Forbes Group may, at its option, redeem all or part of the 9% Senior Notes from time to time at specified redemption prices and subject to certain conditions required by the indenture governing the 9% Senior Notes (the “9% Senior Indenture”). The Forbes Group is required to make an offer to purchase the notes and to repurchase any notes for which the offer is accepted at 101% of their principal amount, plus accrued and unpaid interest, if there is a change of control. The Forbes Group is required to make an offer to repurchase the notes and to repurchase any notes for which the offer is accepted at 100% of their principal amount, plus accrued and unpaid interest, following certain asset sales.

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

Second Priority Notes

On February 12, 2008, FES LLC and Forbes Energy Capital Inc. (“FES CAP”), a subsidiary of FES LLC that was dissolved in November 2011, issued $205.0 million in principal amount of 11% senior secured notes due 2015 (together with notes issued in exchange therefore, the “Second Priority Notes”). Pursuant to the requirements of the indenture governing the Second Priority Notes (the “Second Priority Indenture”), by the end of the second quarter of 2010, we had repurchased approximately $6.8 million in aggregate principal amount of Second Priority Notes. In May 2011, we commenced a cash tender offer to purchase any and all of the Second Priority Notes then outstanding. In connection with this tender offer, we successfully solicited consents to proposed amendments that would eliminate most of the restrictive covenants and event of default provisions contained in the Second Priority Indenture. In June 2011, pursuant to this tender offer, we purchased 99.8% of the outstanding principal amount of the Second Priority Notes. As a result of the completion of the tender offer, the fourth supplemental indenture to the Second Priority Indenture, which contained the amendments proposed in the consent solicitation, became effective eliminating most of the restrictive covenants and event of default provisions of the Second Priority Indenture. On June 27, 2011, the Company paid $0.4 million to redeem the remaining outstanding Second Priority Notes, which was closed on July 27, 2011. As a result, the Second Priority Indenture was discharged and all liens relating thereto were released. The tender purchase price premium and consent fee paid was $24,411,596 or 12.75% or 9.75%, depending on date tendered. Unamortized deferred financing charges and discount written off in connection with the redemption were $9,547,698. Total loss on early extinguishment of debt related to Second Priority Notes was $33,959,294.

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

Revolving Credit Facility

On September 9, 2011, FES Ltd and its domestic subsidiaries (with the exception of FES CAP, which has subsequently dissolved in November 2011) entered into a loan and security agreement with Regions Bank, SunTrust Bank, CIT Bank and Capital One Leverage Finance Corp., as lenders, and Regions Bank, as agent for the secured parties, or the Agent. The loan and security agreement provides for an asset based revolving credit facility with a maximum initial borrowing credit of $75 million, subject to borrowing base availability. As of December 31, 2011, $75 million was available under this new credit facility. The loan and security agreement has a stated maturity of September 9, 2016. The proceeds of this credit facility can be used for the purchase of well services equipment, permitted acquisitions, general operations, working capital and other general corporate purposes. There was nothing outstanding under this facility at December 31, 2011.

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

We are able to voluntarily repay outstanding loans at any time without premium or penalty (subject to the fees discussed above). If at any time our outstanding loans under the credit facility exceed the availability under our borrowing base, we may be required to repay the excess. Further, we are required to use the net proceeds from certain events, including certain judgments, tax refunds or insurance awards to repay outstanding loans; however, we may reborrow following such repayments if the conditions to borrowing are met.

The loan and security agreement contains customary covenants for an asset-based credit facility, which include (i) restrictions on certain mergers, consolidations and sales of assets; (ii) restrictions on the creation or existence of liens; (iii) restrictions on making certain investments; (iv) restrictions on the incurrence or existence of indebtedness; (v) restrictions on transactions with affiliates; (vi) requirements to deliver financial statements, report and notices to the Agent and (vii) a springing requirement to maintain a consolidated fixed charge coverage ratio (which is defined in the loan and security agreement) of 1.1:1.0 in the event that our excess availability under the credit facility falls below the greater of $11.3 million or 15% of our maximum credit under the facility for sixty consecutive days; provided that, the restrictions described in (i)—(v) above are subject to certain exceptions and permissions limited in scope and dollar value. The loan and security agreement also contains customary representations and warranties and event of default provisions. As of December 31, 2011 we are compliant with all Covenants in the loan and security agreement.

Third Party Equipment Notes

During the past few years, the Forbes Group financed the purchase of certain vehicles and equipment through commercial loans with Paccar Financial Group, Mack Financial Services and Enterprise Fleet Management, with aggregate principal amounts outstanding as of December 31, 2011 and 2010 of approximately $9.0 million and $4.9 million, respectively. These loans are repayable in a range of 42 to 60 monthly installments with the maturity dates ranging from May 2013 to August 2016. Interest accrues at rates ranging from 4.7% to 7.6% and is payable monthly. The loans are collateralized by equipment purchased with the proceeds of such loans. The Forbes Group paid total principal payments of approximately $4.3 million and $1.7 million for the years ended December 31, 2011 and 2010, respectively.

Insurance Notes

During 2010 and 2011, the Forbes Group entered into a promissory note with First Insurance Funding for the payment of insurance premiums in an aggregate principal amount outstanding as of December 31, 2011 and December 31, 2010 of approximately $7.1 million and $4.6 million, respectively during the period of the insurance coverage. These notes are or were payable in twelve monthly installments with maturity dates of September 15, 2012 and September 15, 2011. Interest accrues or accrued at a rate of approximately 3.6% and 3.6% for 2011 and 2010, respectively, and is payable monthly. The amount outstanding could be substantially offset by the cancellation of the related insurance coverage.

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

In October 2008, the Forbes Group entered into a five year, operating lease agreement with AES to lease ten workover rigs and related support equipment. The gross lease amount of this agreement was approximately $15.2 million with monthly payments of approximately $0.3 million. Prior to the purchase of equipment as described below, the Forbes Group had the option to purchase the equipment at the end of the term for a purchase price of approximately $5.3 million.

In October 2010, the Forbes Group entered into an operating lease agreement effective January 2010 with AES to lease certain well servicing equipment, including trucks, tanks, swab units and other equipment. Previously this equipment was being rented month-to-month until certain conditions, which at that time had been satisfied, were met, upon which the term became four years. The gross agreement amount was approximately $3.2 million with monthly payments of approximately $67,000. Prior to the equipment being purchased as described below, the Forbes Group had the option to purchase the equipment at the end of the four year term for a purchase price of approximately $1.2 million.

On June 27, 2011, we purchased from AES the equipment being leased pursuant to the two equipment leases described above, as well as certain other frac tank equipment being rented from AES. We paid AES an aggregate purchase price of approximately $18.0 million, plus a payment for estimated sales tax of $1.7 million. This transaction was approved in the manner required under our indenture.

The Forbes Group rents or leases twelve separate properties from AES for separate parcels of land and buildings. Ten of the leases were entered into at various dates subsequent to December 31, 2006. Each lease has a five-year term with the Forbes Group having the option to extend from between one and five years. Two of the leases are oral. Aggregate amounts paid for the twelve rentals and leases were $1.3 million, $1.3 million, and $1.3 million for the year-ended December 31, 2011, 2010 and 2009, respectively.

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

Other expenses related to the items discussed above, were approximately $1.6 million, $2.0 million and $2.3 million related to aircraft and equipment rental and approximately $1.5 million, $1.6 million and $1.2 million related to the disposal of waste water for the years ended December 31, 2011, 2010 and 2009, respectively.

For the year-ended December 31, 2011, 2010, and 2009 Forbes Group recognized no revenue from AES, total expenses of approximately $6.9 million, $9.3 million and $8.4 million, respectively, and no capital expenditures respectively. Accounts payable to AES as of December 31, 2011 and 2010, resulting from such transactions were $648,000 and $406,000 respectively. The Forbes Group had accounts receivable of $443,000 and $0 from AES as of December 31, 2011 and 2010, respectively.

Dorsal Services, Inc. is a trucking service provider that provides services to the Forbes Group. Mr. Crisp, an executive officer and director of FES Ltd, is a partial owner of Dorsal Services, Inc. The Forbes Group recognized revenues of $29,000, $9,000, and $58,000 related to trucking services, equipment rental, and wash out activities; expenses of approximately $395,000, $795,000 and $198,000; and capital expenditures of approximately $9,000, $38,000, and $0 from transactions with Dorsal Services, Inc. for the years ended December 31, 2011, 2010, and 2009, respectively. The Forbes Group had accounts receivable from Dorsal Services, Inc. of $62,000 and $110,000 as of December 31, 2011 and 2010, respectively resulting from such transactions. The Forbes Group had accounts payable to Dorsal Services, Inc. of $12,000 and $77,000 as of December 31, 2011 and 2010, respectively, resulting from such transactions.

Tasco Tool Services, Inc. is a down-hole tool company that is partially owned and managed by a company that is owned by Messrs. Crisp and Forbes, both executive officers and directors of FES Ltd. Tasco rents and sells tools to the Forbes Group from time to time. The Forbes Group had revenues from Tasco of $3,000, $4,000 and $1,000 and recognized expenses of approximately $165,000, $85,000 and $68,000 and capital expenditures of $104,000, $0, and $130,000 related to transactions with Tasco for the years ended December 31, 2011, 2010, and 2009, respectively. The Forbes Group had no accounts receivable and accounts payable to Tasco as of December 31, 2011, and 2010 were $120,000 and $10,000, respectively, resulting from these transactions.

FCJ Management, or FCJ, is a corporation that leases land and facilities to the Forbes Group and is owned by Messrs. Crisp and Forbes and Robert Jenkins, a manager of one of the subsidiaries of FES Ltd. The Forbes Group recognized expenses of $36,000, $36,000 and $23,000 for the year ended December 31, 2011, 2010 and 2009, respectively. No revenues have been recognized from FCJ for any period. The Forbes Group had no accounts receivable from FCJ or accounts payable to FCJ as of December 31, 2011 and 2010, respectively.

C&F Partners is an entity that is owned by Messrs. Crisp and Forbes. The Forbes Group recognizes no revenues, expenses of approximately $416,000, $531,000, and $457,000 and no capital expenditures for the years ended December 31, 2011, 2010 and 2009, respectively. All expenses are related to aircraft rental. There were no accounts receivable, and accounts payable were $86,000 and $45,000 as of December 31, 2011 and 2010, respectively.

Resonant Technology Partners is a computer networking group that provides services to the Forbes Group. A director of the Forbes Group has an interest in the computer networking company. The Forbes Group recognized expenses of approximately $344,000, $278,000, and $242,000 and capital expenditures of approximately $0, $28,000 and $0 for the year-ended December 31, 2011, 2010, and 2009, respectively. The Forbes Group had accounts payable of approximately $68,000 and $0 as of December 31, 2011 and 2010, respectively.

Wolverine Construction, Inc. was engaged by the Forbes Group to provide construction and site preparation services to certain customers of the Forbes Group. The Forbes Group provided additional services to customers that were sub-contracted to Wolverine beginning in the fiscal year 2010 until June 2011 when the Forbes Group ceased offering such services. During that time, Wolverine as owned by a son of Mr. Crisp, an executive officer and director of FES Ltd, which son, during that time was also a fulltime employee of The Forbes Group.

The Forbes Group recognized capital expenditures of approximately $0, $0 and $119,000, revenues of approximately $1.1 million, $62,000 and $11,000 and expenses of approximately $10.3 million, $12.2 million and $0.9 for the years ended December 31, 2011, 2010, and 2009, respectively. The Forbes Group had accounts receivable from Wolverine as of December 31, 2011 and 2010 of approximately $1.1 million and $67,000 respectively. The Forbes Group had accounts payable due to Wolverine of approximately $7,000 and $7.5 million as of December 31, 2011 and 2010, respectively.

Testco is a company that provides valve and gathering system testing services to the Forbes Group. Messrs. Crisp and Forbes, executive officers and directors of FES Ltd, along with a son of Mr. Crisp are partial owners of Testco. The Forbes Group recognized revenues of approximately $9,000, $4,000 and $0, and expenses of approximately $4,000, $7,000 and $12,000 for the years ended December 31, 2011, 2010, and 2009, respectively. The Forbes Group had no accounts receivable from and accounts payable of $4,000 and $0 to Testco as December 31, 2011 and 2010, respectively.

CJ Petroleum Service LLC, or CJ Petroleum is a company that owns saltwater disposal wells and is owned by Messrs. Crisp and Forbes, two sons of Mr. Crisp, and Janet Forbes, a director of the FES Ltd. In 2010, we began paying CJ Petroleum to use their disposal wells. The Forbes group recognized no revenue, expenses of approximately $416,000, $174,000, and $0 and no capital expenditures for the years ended December 31, 2011, 2010, and 2009, respectively. We had no accounts receivable from CJ Petroleum as of December 31, 2011 and 2010 respectively. We had accounts payable of $38,000 and $24,000 to CJ Petroleum as of December 31, 2011 and 2010 respectively. The Forbes group has not utilized CJ Petroleum Services LLC since April 2011.

LA Contractors Ltd. is a bulk material hauling company partially owned by Mr. Crisp, Janet Forbes, directors of FES Ltd. and a son of Mr. Forbes. The Forbes Group recognized revenue of $0, $0 and $2,000, expenses of approximately $2,000, $195,000, and

$34,000 and capital expenditures of approximately $71,000, $348,000 and $26,000 for the year ended December 31, 2011, 2010, and 2009, respectively. We had no accounts receivable from LA Contractors as of December 31, 2011 and 2010, respectively. We had accounts payable to LA Contractors of $0 and $8,000 as of December 31, 2011 and 2010, respectively.

Energy Fishing and Rentals, Inc., or EFR is a specialty oilfield tool company that is partially owned by Messrs. Crisp and Forbes. EFR rents and sells tools to the Forbes Group from time to time. The Forbes Group recognized revenue of $0, $1,000 and $0, recognized expenses of approximately $310,000, $38,000 and $38,000 and capital expenditures of $3,000, $11,000 and $336,000 for the years ended December 31, 2011, 2010 and 2009, respectively. We had no accounts receivable from EFR as of December 31, 2011 and 2010, respectively. Accounts payable to EFR as of December 31, 2011 and 2010 were $85,000 and $9,000, respectively, resulting from these transactions.

JITSU, Inc. is a trucking service provider that, since October 2010, provides services to the Forbes Group. Janet Forbes and Mr. Crisp are owners of JITSU. For the years ended December 31, 2011, and 2010 the Forbes Group recognized no revenues; expenses of approximately $405,000, $101,000 and $0, and no capital expenditures from transactions with JITSU, Inc. As of December 31, 2011 and 2010, the company had no accounts receivable from or accounts payable to JITSU.

Texas Quality Gate Guard, Inc. is an entity owned by Messrs. Crisp and Forbes that since October 2010 has provided security services to the Forbes Group. For the years ended December 31, 2011, 2010 and 2009, the Forbes Group recognized revenues of $7,000, $0, and $0; expenses of approximately $310,000, $105,000 and $0 and no capital expenditures from transactions with Texas Quality Gate Guard, Inc. As of December 31, 2011 and 2010, the company had no accounts receivable and accounts payable to Texas Quality Gate Guard, Inc. of approximately $121,000 and $68,000.

Animas Holding, Inc., or Animas, is a property and disposal company that is owned by the two sons of Mr. Crisp and three children of Mr. Forbes. As of April 26, 2010, TES entered into a waste water disposal operating agreement with Animas whereby TES agrees to pay a monthly operational fee of $4,000 per month, plus $0.08 per barrel over 50,000 barrel per month. Animas agrees to pay TES ten percent of all skim oil payments obtained from this waste water disposal. The Forbes Group also has an oral agreement with Animas for the rental of two truck yards. The Company pays Animas $8,500 per month for the use of the two properties. For the years ended December 31, 2011, 2010 and 2009, the Forbes Group recognized no revenues; expenses of approximately $338,000, $260,000 and $327,000 and no capital expenditures from transactions with Animas Holding, Inc. As of December 31, 2011 and 2010, the company had no accounts receivable and accounts payable of $31,000 and $0 to Animas Holding, Inc.

Texas SWD Treatment is a saltwater disposal service company utilized from time to time by the Company that is owned by a son of Mr. Crisp, an executive officer and director of FES Ltd. The Forbes group recognized no revenues and expenses of $144,000, $0 and $0 for the years ended December 31, 2011, 2010 and 2009, respectively. The company had no accounts receivable and no accounts payable to Texas SWD Treatment as of December 31, 2011 and 2010, respectively. The Forbes group has not utilized services from Texas SWD Treatment since April 2011.

The C. W. Hahl Lease, an oil and gas lease, is owned by Mr. Forbes. The Forbes Group recognized revenues of approximately $109,000, $0 and $0 for the years ended December 31, 2011, 2010 and 2009. The Forbes Group had accounts receivable from C.W. Hahl of approximately $1,000 as of December 31, 2011 and 2010. The Forbes Group had no expenses or accounts payable from the C. W. Hahl Lease for any period.

F&D Oilfield Services LLC, is a contracting services company providing operators at certain salt water disposal wells that is owned by a son of Mr. Crisp, an executive officer and director of FES Ltd. The Forbes Group recognized no revenues and expenses of $921,000, $946,000 and $494,000 for the years ended December 31, 2011, 2010 and 2009. Mr Crisp’s son was also a full time employee of The Forbes Group during this time period. The Forbes Group had no accounts receivable and no accounts payable for either period. May 2011 was the last month any revenues or expenses were recognized from F&D Oilfield Services.

The Forbes Group has a relationship with Texas Champion Bank. Travis Burris, one of the directors, is also the President, Chief Executive Officer, and director of Texas Champion Bank. Mr. Crisp, our President and Chief Executive Officer, serves on the board of directors of Texas Champion Bank. As of December 31, 2011, and 2010, the Forbes Group had $2.4 million, and $11.0 million, respectively, on deposit with this bank.

Messrs. Crisp and Forbes are directors and shareholders of Brush Country Bank, an institution with which the Company conducts business. As of December 31, 2011 and 2010, the Forbes Group had $0.9 million, and $3.3 million on deposit with this bank.

10. Commitments and Contingencies

Concentrations of Credit Risk

Financial instruments which subject the Forbes Group to credit risk consist primarily of cash balances maintained in excess of federal depository insurance limits and trade receivables. All of our non-interest bearing cash balances were fully insured at December 31, 2011 due to a temporary federal program in effect from December 31, 2010 through December 31, 2012. Under the program, there is no limit to the amount of insurance for eligible accounts. Beginning 2013, insurance coverage will revert to $250,000 per depositor at each financial institution, and our non-interest bearing cash balances may again exceed federally insured limits. The Forbes Group restricts investment of temporary cash investments to financial institutions with high credit standings. The Forbes Group’s customer base consists primarily of multi-national and independent oil and natural gas producers. The Forbes Group does not require collateral on its trade receivables. For the year ended December 31, 2011 Forbes Group’s largest customer, five largest customers, and ten largest customers constituted 15.5%, 42.3%, and 59.1% of revenues, respectively. For the year ended December 31, 2010 Forbes Group’s largest customer, five largest customers, and ten largest customers constituted 7.3%, 30.5%, and 47.0% of revenues, respectively. For the year ended December 31, 2009 the Forbes Group’s largest customer, five largest, and ten largest customers constituted 12.6%, 33.6%, and 45.1% of revenues respectively. The loss of any one of our top five customers would have a significant negative impact on the revenues and profits of the company. Further, our trade accounts receivable are from companies within the oil and natural gas industry and as such Forbes Group is exposed to normal industry credit risks. The Forbes Group continually evaluates its reserves for potential credit losses and establishes reserves for such losses.

Major Customers

Major customers are defined as 10.0% or more of consolidated revenue during a year. The Forbes Group had one customer that represented 15.5% of total consolidated revenues for the year ended December 31, 2011 (with respect to continuing operations). The Forbes Group did not have a customer that represented 10% or more of total consolidated revenues for the year ended December 31, 2010. The Forbes Group had one customer that represented 12.6% of total consolidated revenues for the year ended December 31, 2009.

Employee Benefit Plan

In 2005, the Forbes Group implemented a 401(k) retirement plan for substantially all of its employees based on certain eligibility requirements. The Forbes Group may provide profit sharing contributions to the plan at the discretion of management. No such discretionary contributions have been made since inception of the plan.

Self-Insurance

The Forbes Group is self-insured under its Employee Group Medical Plan for the first $125,000 per individual plus a $235,000 aggregate specific deductible. In October 2009 the Forbes Group eliminated the self insured portion of worker’s compensation, general liability and automobile liability. Incurred and unprocessed claims as of December 31, 2011 and 2010 amount to approximately $3.9 and $2.8 million, respectively. These claims are unprocessed, therefore their values are estimated and included in accrued expenses in the accompanying consolidated balance sheets. In addition, to accruals for the self-insured portion of the Employee Group Medical Benefits Plan, the liability for incurred and unprocessed claims also includes estimated “run off” liabilities payable at future dates related to the worker’s compensation, general liability and automobile liability self-insurance program that was eliminated in October 2009.

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

Leases

Future minimum lease payments under non-cancellable operating leases as of December 31, 2011 are as follows:

	Related Party	Other	Total
2012	$863,500	$4,839,208	$5,702,708
2013	60,500	4,701,972	4,762,472
2014	—	4,129,651	4,129,651
2015	—	1,754,928	1,754,928
2016	—	16,445	16,445
Thereafter	—	—	—

Total	$924,000	$15,442,204	$16,366,204

Rent expense for the years ended December 31, 2011, 2010 and 2009 totaled approximately $22.5 million, $16.9 million and $11.4 million, respectively.

11. Supplemental Cash Flow Information

	Years Ended December 31,
	2011	2010	2009
Cash paid for
Interest	$22,783,524	$24,782,114	$23,010,276
Income tax	249,022	—	500,000
Supplemental schedule of non-cash investing and financing activities
Financing of insurance notes	$8,802,779	$5,712,430	$4,935,006
Changes in accrued expense related to capital expenditures	11,082,668	(3,519,212)	(13,682,564)
Capital leases on equipment	8,460,305	—	—
Preferred shares dividends and accretion costs	(186,589)	(1,040,693)	—

12. Income Taxes

The geographical sources of loss from continuing operations before income taxes for each of the three years ended December 31 were as follows:

	2011	2010	2009
Domestic	$(23,245,650)	$(22,542,121)	$(53,106,507)
Foreign	—	—	—

Income tax expense (benefit) included in the consolidated statements of operations for the years ended December 31 was as follows:

	2011	2010	2009
Continuing operations:
Current:
Federal	$—	$—	$491,446
State	687,096	249,022	(188,804)
Foreign	196,483	186,620	—

Total current income tax expense from continuing operations	$883,579	$435,642	$302,642

Deferred:
Federal	$(8,121,759)	$(8,611,454)	$(25,648,232)
State	12,424	18,806	201,723
Foreign	2,548,982	—	—

Total deferred income tax benefit from continuing operations	$(5,560,353)	$(8,592,648)	$(25,446,509)

Total income tax benefit from continuing operations	$(4,676,774)	$(8,157,006)	$(25,143,867)

Discontinued operations:
Current:
Federal	$—	$—	$—
State	—	—	—
Foreign	2,932,559	—	—

Total current income tax expense from discontinued operations	$2,932,559	$—	$—

Deferred:
Federal	$3,348,340	$1,655,874	$—
State	—	—	—
Foreign	18,486	—	—

Total deferred income tax expense from discontinued operations	$3,366,826	$1,655,874	$—

Total income tax expense from discontinued operations	$6,299,385	$1,655,874	$—

Total income tax expense (benefit)	$1,622,611	$(6,501,132)	$(25,143,867)

The provision for income taxes attributable to loss from continuing operations differed from the amount obtained by applying the federal statutory income tax rate to loss from continuing operations before taxes, as follows:

	2011	2010	2009
Income tax benefit at statutory rate of 35%	$(8,135,977)	$(7,889,742)	$(18,587,277)
Nondeductible expenses	492,485	584,413	216,722
State income taxes, net of federal benefit	459,036	161,864	(11,749)
Foreign income taxes, net of federal benefit	1,580,351	—	—
Change in deferred tax valuation allowance	898,632	(1,025,525)	211,625
Change in estimate - bonus depreciation	—	419,156	(7,145,800)
Foreign rate difference	(32,747)	(407,172)	172,612
Other	61,446	—	—

	$(4,676,774)	$(8,157,006)	$(25,143,867)

Our income tax expense attributable to income (loss) from discontinued operations was $6.3 million (50.2% effective rate) on pre-tax income of $12.5 million for the year ended December 31, 2011, $1.7 million (35% effective rate) on pre-tax income of $4.7 million for the year ended December 31, 2010 and $0 (0% effective rate) on pre-tax loss of $1.7 million for the year ended December 31, 2009. The primary difference between the effective rate and the U.S. federal statutory rate of 35% for the year ended December 31, 2011 was the effect of current foreign income taxes being deducted rather than credited for U.S. income tax purposes.

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31 were as follows:

	2011	2010
Deferred tax assets:
Net operating loss carryforwards	$33,761,234	$29,333,628
Foreign tax credits	796,363	796,363
Stock - based compensation	3,296,215	2,323,630
Bad debts	2,248,423	2,238,105
Other	1,780,782	782,935

Total gross deferred tax assets	41,883,017	35,474,661
Less: valuation allowance	(898,632)	—

Total deferred tax assets, net	$40,984,385	$35,474,661
Deferred tax liabilities:
Tax over book depreciation	$(55,227,712)	$(53,354,294)
Intangible assets	(10,798,678)	(11,805,706)
Other	(2,449,807)	—

Total gross deferred tax liabilities	(68,476,197)	(65,160,000)

Net deferred tax liability	$(27,491,812)	$(29,685,339)

We had a U.S. net operating loss carryforward at December 31, 2011 of approximately $96.5 million which is subject to expiration in various amounts from 2028 to 2031. We also had a net operating loss in Mexico of approximately $340,000. Realization of deferred tax assets associated with net operating loss carryforwards is dependent upon generating sufficient taxable income in the appropriate jurisdiction prior to their expiration. Management believes it is more likely than not that the U.S. deferred tax asset associated with the net operating loss carryforward will be realized through future taxable income or reversal of taxable temporary differences. However, management has determined that the deferred tax asset associated with the net operating loss in Mexico will not be realized. As a result, a valuation allowance in the amount of $102,269 has been established as of December 31, 2011.

As of December 31, 2011, Management has elected to claim a deduction for foreign income taxes rather than a foreign tax credit due to the existence of an overall foreign loss position and the lack of future foreign source income, as a result of a subsequent sale of the Mexican operations. A valuation allowance in the amount of $796,363 has been established as of December 31, 2011 against the foreign tax credit.

Deferred taxes have not been recognized on undistributed earnings of foreign subsidiaries since these amounts were not material at December 31, 2011 and 2010.

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

13. Loss per Share

Basic net loss per share is computed by dividing net loss available to common shareholders by the weighted average shares of common stock outstanding during the period (including for the periods prior to May 28, 2010 the Class B Shares convertible into common at a rate of four Class B shares into one share of common stock, as adjusted for the Share Consolidation). Diluted net loss per share takes into account the potential dilution that could occur if securities or other contracts to issue common shares, such as warrants, options and convertible preferred stock, were exercised and converted into common stock. Potential common stock equivalents that have been issued by the Forbes Group relate to outstanding stock options, which are determined using the treasury stock method, and the Series B Senior Convertible Preferred Stock, which are determined using the “if converted” method. In applying the if-converted method, conversion is not assumed for purposes of computing diluted EPS if the effect would be antidilutive. As of December 31, 2011 and 2010, there were 2,285,425 and 1,305,000 options to purchase common stock outstanding, and 588,059 and 588,059 Series B Senior Convertible Preferred Stock outstanding, respectively. The preferred stock is convertible at a rate of nine common shares to one, as adjusted for the Share Consolidation. We did not include any common stock issuable upon the exercise of options or the conversion of the Series B Senior Convertible Preferred Shares in the calculation of diluted loss per share during any period presented as they would be antidilutive.

The Company has determined that the Series B Preferred Stock is a participating security under ASC 260. Under ASC 260, a security is considered a participating security if the security may participate in undistributed earnings with common stock, whether the participation is conditioned upon the occurrence of a specified event or not. In accordance with ASC260, a company is required to use the two-class method when computing EPS when a company has a security that qualifies as a “participating security.” The two-class method is an earnings allocation formula that determines EPS for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. A participating security is included in the computation of basic EPS using the two-class method. Under the two-class method, basic EPS for the Company’s common stock is computed by dividing net income applicable to common stock by the weighted-average common stock outstanding during the period. Diluted EPS for the Company’s common stock is computed using the more dilutive of the two-class method or the if-converted method.

In accordance with ASC 260, securities deemed to not be participating in losses if there is no obligation to fund such losses. Since the Company reported a loss from operations for the years ended December 31, 2011 and 2010, the Series B Senior Convertible Preferred Stock was not deemed to be a participating security for the years ended December 31, 2011 and 2010 pursuant to ASC 260.

The following table sets forth the computation of basic and diluted loss per share:

	Years Ended December 31,
	2011	2010	2009
Basic and diluted:
Net loss	$(12,344,687)	$(11,309,918)	$(29,330,709)
Preferred stock dividends and accretion	(186,589)	(1,040,693)	—

Net loss attributable to common shareholders	$(12,531,276)	$(12,350,611)	$(29,330,709)

Weighted-average number of common shares outstanding	20,918,417	20,918,417	15,660,720

Basic and diluted loss per share of common stock	$(0.60)	$(0.59)	$(1.87)

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

Fluid Logistics and Other

The fluid logistics and other segment consists of operations in the U.S., which provide, transport, store and dispose of a variety of drilling and produced fluids used in and generated by oil and natural gas production activities. These services are required in most workover and completion projects and are routinely used in daily producing well operations. In the fiscal year 2010, the Company began providing site preparation services which are complementary to the traditional services offered by the company. Wolverine Construction, Inc., a related party, was sub-contracted to complete such services. The Company ceased offering these services in June 2011.

The following table sets forth certain financial information from continuing operations with respect to Forbes Group’s reportable segments (dollars in thousands):

	Well Servicing	Fluid Logistics	Consolidated
2011
Operating revenues	$177,896	$267,887	$445,783
Direct operating costs	141,589	193,718	335,307

Segment profits	$36,307	$74,169	$110,476

Depreciation and amortization	$20,643	$19,017	$39,660
Capital expenditures	25,780	36,932	62,712
Total assets	482,381	377,488	859,869

2010
Operating revenues	$109,355	$178,797	$288,152
Direct operating costs	87,164	138,079	225,243

Segment profits	$22,191	$40,718	$62,909

Depreciation and amortization	$20,366	$17,933	$38,299
Capital expenditures	1,395	1,770	3,165
Total assets	374,327	282,448	656,775

2009
Operating revenues	$79,812	$109,822	$189,634
Direct operating costs	74,537	87,263	161,800

Segment profits	$5,275	$22,559	$27,834

Depreciation and amortization	$20,303	$17,726	$38,029
Capital expenditures	7,682	1,854	9,536
Total assets	368,926	249,660	618,586

	Years Ended December 31,
	2011	2010	2009
Reconciliation of the Forbes Group Operating Loss As Reported:
Segment profits	$110,476	$62,909	$27,834
General and administrative expense	31,318	20,040	17,424
Depreciation and amortization	39,660	38,299	38,029

Operating income (loss)	39,498	4,570	(27,619)
Other income and expenses, net	(62,744)	(27,112)	(25,488)

Loss from continuing operations before taxes	$(23,246)	$(22,542)	$(53,107)

	Years Ended December 31,
	2011	2010
Reconciliation of the Forbes Group Assets As Reported:
Total reportable segments	$859,869	$656,775
Elimination of internal transaction	(1,280,509)	(801,930)
Parent	971,063	596,985

Total assets	$550,423	$451,830

15. Equity Securities

Common Stock

Holders of common stock have no pre-emptive, redemption, conversion, or sinking fund rights. Holders of common stock are entitled to one vote per share on all matters submitted to a vote of holders of common stock. Unless a different majority is required by law or by the bylaws, resolutions to be approved by holders of common stock require approval by a simple majority of votes cast at a meeting at which a quorum is present. In the event of the liquidation, dissolution, or winding up of the Company, the holders of common stock are entitled to share equally and ratably in the Company’s assets, if any, remaining after the payment of all of its debts and liabilities, subject to any liquidation preference on any issued and outstanding preferred stock.

On December 22, 2009, FES Ltd completed a Canadian public offering and simultaneous U.S. private placement of 5,390,625 of its common shares at a price per share of CDN $3.20 for gross proceeds of USD $16,250,232 (CDN $17,250,000) based on the exchange rate between U.S. dollars and Canadian dollars then in effect of $1.00 to CDN $0.94. Offering costs including underwriter commission, accounting, and legal fees amounted to USD $1,332,527 for net proceeds to the company of USD $14,927,705. Of the total shares offered, 187,500 shares were sold to U.S. residents in private placement in reliance on exemption from registration.

Class B Shares

On May 28, 2010, in connection with the issuance of the Series B Senior Convertible Preferred Stock discussed below, holders of Class B Shares holding greater than 66 2/3% of the Class B Shares then issued and outstanding elected to convert their Class B Stock into shares of Company’s common stock, pursuant to Section 4.3 of the Company’s Bye-laws as were in effect when FES Ltd was a Bermuda exempt Company prior to the Texas conversion. This resulted in the automatic conversion of all issued and outstanding Class B Shares into the Company’s common stock, on a four-for-one basis (as such Conversion rate would have been adjusted pursuant to the Share Consolidation). There are no Class B Shares currently issued and outstanding.

Series B Senior Convertible Preferred Stock

Under our Certificate of Designation, we are authorized to issue 825,000 shares of Series B Senior Convertible Preferred Stock (the “Series B Preferred Shares”), par value $0.01 per share. On May 28, 2010 the Company completed a private placement of 580,800 Series B Preferred Stock at a price per share of CAD $26.37 for an aggregate purchase price in the amount of USD $14,520,000 based on the exchange rate between U.S. dollars and Canadian dollars then in effect of $1.00 to CDN $1.0547. The Company received net proceeds of USD $13,828,205 after closing fee paid to investors of $290,400 and legal fees and other offering costs of $401,395. This is presented as temporary equity on the balance sheet. The common stock into which the Series B Preferred Stock are convertible have certain demand and “piggyback” registration rights.

The terms of the Series B Preferred Stock is as follows:

Rank – The Series B Preferred Stock ranks senior in right of payment to the common stock and any class or series of capital stock that is junior to the Series B Preferred Stock, and pari passu with any series of the Company’s preferred stock that by its terms ranks pari passu in right of payment as to dividends and liquidation with the Series B Preferred stock.

Conversion – The Series B Preferred Stock are convertible into the Company’s common stock at an initial rate of nine common shares per share of Series B Preferred Stock (as adjusted for the Share Consolidation) (subject to further adjustment). If all such Series B Preferred Stock is converted, at the initial conversion rate, 5,292,531 shares of common stock will be issued to the holders of the Series B Preferred Stock. Notwithstanding the foregoing, pursuant to Certificate of Designation, no holder of the Series B Preferred Stock is entitled to effect a conversion of Series B Preferred Stock if such conversion would result in the holder (and affiliates) beneficially owning 20% or more of the Company’s common stock. Redeemable preferred stock (and, if ever, any other redeemable financial instrument we may enter into) is initially evaluated for possible classification as a liability or equity pursuant to ASC 480—Distinguishing Liabilities from Equity. Redeemable preferred stock that does not, in its entirety, require liability classification is evaluated for embedded features that may require bifurcation and separate classification as derivative liabilities. In determining the appropriate accounting for the conversion feature for the Series B Preferred Stock, the Company determined that the conversion feature does not require bifurcation, and as a result is not considered a derivative under the provisions of ASC 815—Derivatives and Hedging.

Dividends Rights – The Series B Preferred Stock is entitled to receive preferential dividends equal to five percent (5%) per annum of the original issue price per share, payable quarterly in February, May, August and November of each year. Such dividends may be paid by the Company in cash or in kind (in the form of additional shares of Series B Preferred Stock). In the event that the payment in cash or in kind of any such dividend would cause the Company to violate a covenant under its debt agreements, the obligation to pay, in cash or in kind, will be suspended until the earlier to occur of (i) and only to the extent any restrictions under the debt agreements lapse or are no longer applicable or (ii) February 16, 2015. During any such suspension period, the preferential dividends shall continue to accrue and accumulate. As shares of the Series B Preferred Stock are convertible into shares of our common stock, each dividend paid in kind will have a dilutive effect on our shares of common stock. As of December 31, 2010, dividends for the quarterly period ended November 28, 2010, were not paid on the Series B Preferred Stock. The Company had not paid these dividends in cash due to certain restrictions in the indentures governing the Second Priority Notes and the First Priority Notes and had not paid these dividends in-kind because the Toronto Stock Exchange had taken the position that, in light of the market price of the Company’s common shares, the issuance of additional shares of Series B Preferred Stock as a dividend in-kind would violate Toronto Stock Exchange rules regarding the issuance of discounted shares, unless the Company received shareholder approval for such an issuance. Through the dividend quarterly period ended May 28, 2011 the Company had also accrued, but not paid dividends for the dividend period ended February 28, 2011 and May 28, 2011. The Company received shareholder approval at its annual meeting on June 27, 2011 for a pool of Series B Preferred Stock to be issued as in-kind dividends for this particular quarterly period and for future quarterly periods. Further, after the extinguishment of the Second Priority Notes and the First Priority Notes, the Company was no longer restricted from paying cash dividends as the indenture governing the 9% Senior Notes specifically allowed cash dividends on the Series B Preferred Stock up to specific levels. On July 29, 2011, the Company paid in cash all previously accrued but unpaid dividends. The Company had previously accrued for these dividends based on the estimated fair market value of the share expected to be issued in-kind. When determined that dividends were to be paid in cash, cumulative preferred share dividends were re-measured using the 5% contractual rate and released from temporary equity to liabilities. Since then, dividends for the quarterly periods ended August 28, 2011, November 28, 2011 and February 28, 2012 have been paid in cash. The Company intends to pay all future dividends in cash.

Liquidation – Upon any voluntary or involuntary liquidation, dissolution or winding up of the Company, no distribution shall be made as follows:

(i)	to the holders of shares ranking junior to the Series B Preferred Stock unless the holders of Series B Preferred Shares shall have received an amount equal to the original issue price per share of the Series B Preferred Shares (subject to adjustment) plus an amount equal to accumulated and unpaid dividends and distributions thereon to the date of such payment, and

(ii)	to the holders of shares ranking on a parity with the Series B Preferred Stock, unless simultaneously therewith distributions are made ratably on the Series B Preferred Stock and all other such parity stock in proportion to the total amounts to which the holders of Series B Preferred Stock are entitled.

Voting Rights – The holders of Series B Preferred Stock are not entitled to any voting rights except as provided in the following sentence, in the Company’s bylaws or otherwise under the Texas law. If the preferential dividends on the Series B Preferred Stock have not been declared and paid in full in cash or in kind for eight or more quarterly dividend periods (whether or not consecutive), the holders of the Series B Preferred Stock shall be entitled to vote at any meeting of shareholders with the holders of common stock and to cast the number of votes equal to the number of whole Common Shares into which the Series B Preferred Stock held by such holders are then convertible.

Redemption – All or any number of the Series B Preferred Stock may be redeemed by the Company at any time after May 28, 2013 at a redemption price determined in accordance with the Certificate of Designation plus accrued and unpaid dividends and provided that the current equity value of our common stock exceeds specified levels. On May 28, 2017, the Company is required to redeem any Series B Preferred Stock then outstanding at a redemption price determined in accordance with the Certificate of Designation plus accrued but unpaid dividends. Such mandatory redemption may, at the Company’s election, be paid in cash or in common shares (valued for such purpose at 95% of the then fair market value of the common stock). In the event certain corporate transactions occur (such as a reorganization, recapitalization, reclassification, consolidation or merger) under which the Company’s common stock (but not the Series B Preferred Stock) are converted into or exchanged for securities, cash or other property, then following such transaction, each share of Series B Preferred Stock shall thereafter be convertible into the same kind and amount of securities, cash or other property.

Certain of the redemption features are outside of the Company’s control, and as a result, the Series B Preferred Stock have been reflected in the consolidated balance sheet as temporary equity.

Dividends

Preferred stock dividends are recorded at their fair value. If paid in cash, the amount paid represents fair value. If paid in kind, the fair value of the preferred stock dividends is determined using valuation techniques that include a component representing the intrinsic value of the dividends (which represents the fair value of the common stock into which the preferred stock could be converted) and an option component (which is determined using a Black-Scholes Option Pricing Model). Management currently expects to continue to pay dividends in cash. Dividends for the years ended December 31, 2011 and 2010 were $186,589 and $1,040,693. The decrease in dividends for the year ended December 31, 2011 is due to the company accruing dividends expected to be paid in kind for the quarterly periods ended November 28, 2010, February 28, 2011 and May 28, 2011 based on the fair market value of shares expected to be issued in kind. On July 29, 2011 the company paid these dividends in cash at the 5% contractual rate, and an adjustment of $612,565 was recorded during 2011 to reflect the difference between the estimated dividends in kind and amounts paid in cash. The Company has paid the quarterly dividends through February 28, 2012.

The Company paid a closing fee to the Investors of $290,400 which is netted with the proceeds from the sale of the Series B Preferred Stock in temporary equity on the consolidated balance sheet. The value of the Series B Preferred Stock, for accounting purposes, is being accreted up to redemption value from the date of issuance to the earliest redemption date of the instrument using the effective interest rate method. If the Series B Preferred Stock had been redeemed as of December 31, 2011 and 2010, the redemption amount would have been approximately $14.5 million and $15.3 million.

16. Guarantor and Non-Guarantor Consolidating Financial Statements

During the year ended December 31, 2011, the Company had certain foreign subsidiaries that did not guarantee the 9% Senior Notes discussed in Note 8 and is required to present the following condensed consolidating financial information pursuant to Rule 3-10 of Regulation S-X. These schedules are presented using the equity method of accounting for all periods presented. Under this method, investments in subsidiaries are recorded at cost and adjusted for the Company’s share in the subsidiaries’ cumulative results of operations, capital contributions and distributions and other changes in equity. Elimination entries relate primarily to the elimination of investments in subsidiaries and associated intercompany balances and transactions.

Supplemental financial information for Forbes Energy Services Ltd., the issuer of the 9% Senior Notes, our combined subsidiary guarantors and our non-guarantor subsidiaries is presented below.

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)

Condensed Consolidated Balance Sheets

As of December 31, 2011

	Parent/Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$15,565,491	$20,988,105	$46,495	$—	$36,600,091
Accounts receivable	29,566,358	106,853,245	1,493,791	(991,356)	136,922,038
Other current assets	10,599	10,274,046	—	—	10,284,645

Total current assets	45,142,448	138,115,396	1,540,286	(991,356)	183,806,774
Property and equipment, net	—	285,944,684	—	—	285,944,684
Investments in affiliates	26,209,153	163,532,443	—	(189,741,596)	—
Intercompany receivables	335,660,170	—	11,502,122	(347,162,292)	—
Intercompany note receivable	1,024,301	—	—	(1,024,301)	—
Other intangible assets, net	—	30,876,389	—	—	30,876,389
Deferred financing costs - net	6,976,241	2,427,576	—	—	9,403,817
Restricted cash	—	16,150,433	—	—	16,150,433
Other assets	14,890	11,482	4,504	—	30,876
Noncurrent assets held for sale	2,138,704	21,572,656	498,720		24,210,080

Total assets	$417,165,907	$658,631,059	$13,545,632	$(538,919,545)	$550,423,053

Liabilities and Shareholders’ Equity
Current liabilities
Current long-term debt	$—	$10,517,232	$—	$—	$10,517,232
Trade accounts payable	10,684,760	41,120,820	(16,198)	—	51,789,382
Dividends payable	61,259	—	—	—	61,259
Other liabilities	22,237,502	10,870,950	1,564,732	—	34,673,184

Total current liabilities	32,983,521	62,509,002	1,548,534	—	97,041,057
Long-term debt - net	280,000,000	5,633,042	—	—	285,633,042
Intercompany payables	—	334,959,907	13,193,742	(348,153,649)	—
Intercompany notes payable	—	—	1,024,301	(1,024,301)	—
Deferred tax liability	(36,074,758)	63,627,639	(61,069)	—	27,491,812

Total liabilities	276,908,763	466,729,590	15,705,508	(349,177,950)	410,165,911

Series B convertible shares	14,476,783	—	—	—	14,476,783
Shareholders’ equity:	125,780,361	191,901,469	(2,159,876)	(189,741,595)	125,780,359

Total liabilities and equity	$417,165,907	$658,631,059	$13,545,632	$(538,919,545)	$550,423,053

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)

Condensed Consolidated Balance Sheets

As of December 31, 2010

	Parent/Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$7,101,006	$23,242,429	$115,022	$—	$30,458,457
Accounts receivable	13,797,552	81,508,832	12,423,295	(18,883,978)	88,845,701
Other current assets	284,146	6,288,113	597	—	6,572,856

Total current assets	21,182,704	111,039,374	12,538,914	(18,883,978)	125,877,014
Property and equipment, net	—	256,743,380	—	—	256,743,380
Investments in affiliates	15,556,856	102,725,622	—	(118,282,478)	—
Intercompany receivables	95,785,698	114,836,363	—	(210,622,061)	—
Intercompany note receivable	902,261	—	—	(902,261)	—
Other intangible assets, net	—	33,737,585	—	—	33,737,585
Deferred financing costs - net	—	8,907,520	—	—	8,907,520
Restricted cash	—	9,043,246	—	—	9,043,246
Other assets	13,392	8,983	10,661	—	33,036
Noncurrent assets held for sale	658,901	16,082,529	746,656		17,488,086

Total assets	$134,099,812	$653,124,602	$13,296,231	$(348,690,778)	$451,829,867

Liabilities and Shareholders’ Equity
Current liabilities
Current long-term debt	$—	$6,463,820	$—	$—	$6,463,820
Trade accounts payable	12,360,888	26,989,186	18,040	(10,541,463)	28,826,651
Other liabilities	2,797,613	16,224,689	2,332,805	518,575	21,873,682

Total current liabilities	15,158,501	49,677,695	2,350,845	(10,022,888)	57,164,153
Long-term debt - net	—	212,914,685	—	—	212,914,685
Intercompany payables	—	206,705,062	12,778,099	(219,483,161)	—
Intercompany notes payable	—	—	902,261	(902,261)	—
Deferred tax liability	(33,124,373)	62,922,417	(112,705)	—	29,685,339

Total liabilities	(17,965,872)	532,219,859	15,918,500	(230,408,310)	299,764,177
Series B convertible shares	15,270,293	—	—	—	15,270,293
Shareholders’ equity:	136,795,391	120,904,743	(2,622,269)	(118,282,468)	136,795,397

Total liabilities and equity	$134,099,812	$653,124,602	$13,296,231	$(348,690,778)	$451,829,867

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)

Condensed Consolidated Statement of Operations

For the year ended December 31, 2011

	Parent/Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenue
Well servicing	$—	$177,895,636	$—	$—	$177,895,636
Fluid logistics and other	—	267,887,002	—	—	267,887,002

Total revenues	—	445,782,638	—	—	445,782,638

Expenses
Well servicing	1,473,405	140,115,665	—	—	141,589,070
Fluid logistics and other	—	193,717,951	—	—	193,717,951
General and administrative	7,142,034	24,175,829	—	—	31,317,863
Depreciation and amortization	—	39,659,523	—	—	39,659,523

Total expenses	8,615,439	397,668,968	—	—	406,284,407

Operating income (loss)	(8,615,439)	48,113,670	—	—	39,498,231
Other income (expense)
Interest expense - net	(14,970,434)	(12,427,718)	—	—	(27,398,152)
Equity in income (loss) of affiliates	1,593,233	—	—	(1,593,233)	—
Loss on early extinguishment of debt	—	(35,414,833)	—	—	(35,414,833)
Other income (expense), net	—	69,104	—	—	69,104

Income (Loss) before taxes	(21,922,640)	340,223	—	(1,593,233)	(23,245,650)
Income tax benefit	(3,423,764)	(1,253,010)	—	—	(4,676,774)

Net income (loss) from continuing operations	(18,568,876)	1,593,233	—	(1,593,233)	(18,568,876)
Net income (loss) from discontinued operations, net of tax expense	6,224,189	—	—	—	6,224,189

Net income (loss)	$(12,344,687)	$1,593,233	$—	$(1,593,233)	$(12,344,687)

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)

Condensed Consolidated Statement of Operations

For the year ended December 31, 2010

	Parent/Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenue
Well servicing	$—	$109,354,777	$—	$—	$109,354,777
Fluid logistics and other	—	178,796,699	—	—	178,796,699

Total revenues	—	288,151,476	—	—	288,151,476

Expenses
Well servicing	943,933	86,220,287	—	—	87,164,220
Fluid logistics and other	—	138,078,555	—	—	138,078,555
General and administrative	2,583,402	17,456,003	—	—	20,039,405
Depreciation and amortization	—	38,299,074	—	—	38,299,074

Total expenses	3,527,335	280,053,919	—	—	283,581,254

Operating income (loss)	(3,527,335)	8,097,557	—	—	4,570,222
Other income (expense)
Interest expense - net	31,374	(27,153,354)	—	—	(27,121,980)
Equity in income (loss) of affiliates	(18,511,818)	—	—	18,511,818	—
Other income (expense), net	(1,357)	10,994	—	—	9,637

Income (Loss) before taxes	(22,009,136)	(19,044,803)	—	18,511,818	(22,542,121)
Income tax expense (benefit)	(7,624,021)	(532,985)	—	—	(8,157,006)

Net income (loss) from continuing operations	(14,385,115)	(18,511,818)	—	18,511,818	(14,385,115)
Net income (loss) from discontinued operations, net of tax expense	3,075,197	—	—	—	3,075,197

Net income (loss)	$(11,309,918)	$(18,511,818)	$—	$18,511,818	$(11,309,918)

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)

Condensed Consolidated Statement of Operations

For the year ended December 31, 2009

			Non-
	Parent/Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenue
Well servicing	$—	$79,811,702	$—	$—	$79,811,702
Fluid logistics and other	—	109,822,640	—	—	109,822,640

Total revenues	—	189,634,342	—	—	189,634,342

Expenses
Well servicing	876,521	73,660,885	—	—	74,537,406
Fluid logistics and other	—	87,263,351	—	—	87,263,351
General and administrative	1,710,476	15,713,533	—	—	17,424,009
Depreciation and amortization	—	38,028,979	—	—	38,028,979

Total expenses	2,586,997	214,666,748	—	—	217,253,745

Operating loss	(2,586,997)	(25,032,406)	—	—	(27,619,403)
Other income (expense)
Interest expense - net	—	(26,908,442)	—	—	(26,908,442)
Equity in income (loss) of affiliates	(40,802,098)	—	—	40,802,098	—
Gain (loss) on early extinguishment of debt	—	973,908	—	—	973,908
Other income (expense), net	(37,209)	484,639	—	—	447,430

Income (Loss) before taxes	(43,426,304)	(50,482,301)	—	40,802,098	(53,106,507)
Income tax benefit	(15,463,664)	(9,680,203)	—	—	(25,143,867)

Net income (loss) from continuing operations	(27,962,640)	(40,802,098)	—	40,802,098	(27,962,640)
Net loss from discontinued operations, net of tax expense	(1,368,069)	—	—	—	(1,368,069)

Net income (loss)	$(29,330,709)	$(40,802,098)	$—	$40,802,098	$(29,330,709)

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)

Condensed Consolidated Statement of Cash Flows

For the year ended December 31, 2011

			Non-
	Parent/Issuer	Guarantors	Guarantors	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$10,379,959	$(4,312,005)	$(68,527)	$5,999,427

Cash flows from investing activities:
Proceeds from sale of property and equipment	—	675,878	—	675,878
Restricted cash	—	(7,107,187)	—	(7,107,187)
Purchases of property and equipment	—	(58,205,581)	—	(58,205,581)
Change in deposits on assets held for sale		13,700,000		13,700,000

Net cash used in investing activities	—	(50,936,890)	—	(50,936,890)

Cash flows from financing activities:
Payments on debt	—	(4,346,000)	—	(4,346,000)
Retirement of First and Second
Priority Notes	—	(212,500,000)	—	(212,500,000)
Proceeds from issuance of
Senior Notes	—	280,000,000	—	280,000,000
Payments for debt issuance costs	—	(10,159,429)	—	(10,159,429)
Other	(918,845)	—	—	(918,845)

Net cash provided by (used in) financing activities	(918,845)	52,994,571	—	52,075,726

Effect of currency translation	(996,629)	—	—	(996,629)

Net increase (decrease) in cash	8,464,485	(2,254,324)	(68,527)	6,141,634
Cash and cash equivalents
Beginning of period	7,101,006	23,242,429	115,022	30,458,457

End of period	$15,565,491	$20,988,105	$46,495	$36,600,091

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)

Condensed Consolidated Statement of Cash Flows

For the year ended December 31, 2010

			Non-
	Parent/Issuer	Guarantors	Guarantors	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(19,618,067)	$21,966,277	$100,899	$2,449,109

Cash flows from investing activities:
Restricted cash	—	449,258	—	449,258
Purchases of property and equipment	—	(6,202,984)	—	(6,202,984)

Net cash used in investing activities	—	(5,753,726)	—	(5,753,726)

Cash flows from financing activities:
Payments on debt	—	(8,474,950)	—	(8,474,950)
Proceeds from issuance of
Preferred Stock	14,229,600	—	—	14,229,600
Other	—	(392,969)	—	(392,969)

Net cash provided by (used in) financing activities	14,229,600	(8,867,919)	—	5,361,681

Effect of currency translation	(23,974)	—	—	(23,974)

Net increase (decrease) in cash	(5,412,441)	7,344,632	100,899	2,033,090
Cash and cash equivalents
Beginning of period	12,577,404	15,833,840	14,123	28,425,367

End of period	$7,164,963	$23,178,472	$115,022	$30,458,457

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)

Condensed Consolidated Statement of Cash Flows

For the year ended December 31, 2009

	Parent/Issuer	Guarantors	Non- Guarantors	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(2,487,192)	$16,968,766	$897,828	$15,379,402

Cash flows from investing activities:
Restricted cash	—	(9,492,504)	—	(9,492,504)
Purchases of property and equipment	—	(29,120,985)	(903,486)	(30,024,471)
Insurance proceeds		1,783,832		1,783,832

Net cash used in investing activities	—	(36,829,657)	(903,486)	(37,733,143)

Cash flows from financing activities:
Payments on debt	—	(14,966,026)	—	(14,966,026)
Retirement of debt		(3,415,000)		(3,415,000)
Borrowings under debt agreements		32,000,000		32,000,000
Payments for debt issuance costs	—	(1,236,638)	—	(1,236,638)
Proceeds from stock offering, net	14,927,705	—	—	14,927,705

Net cash provided by financing activities	14,927,705	12,382,336	—	27,310,041

Net increase (decrease) in cash	12,440,513	(7,478,555)	(5,658)	4,956,300
Cash and cash equivalents
Beginning of period	136,891	23,312,395	19,781	23,469,067

End of period	$12,577,404	$15,833,840	$14,123	$28,425,367

17. Discontinued Operations

On December 8, 2011, we entered into a definitive purchase agreement with Dirivera Investments LLC and RGV Holding, S.A. de C.V.. Pursuant to the purchase agreement, we agreed to sell substantially all of our assets that are presently located in Mexico and our equity interests in Forbes Energy Services México Servicios de Personal, S. de R.L. de C.V.. All of these assets related to our Well Servicing segment and were previously presented as property, plant and equipment. For the periods presented in this report, we show the results of operations related to these assets as discontinued operations for all periods. Because the agreed upon purchase price for the assets exceeded the carrying value of the assets being sold plus cost to sell, we did not record a write-down on these assets on the date that they became classified as held for sale. The carrying value of the assets held for sale was $24.2 million as of December 31, 2011. We anticipate a gain of approximately $3.1 million from the sale.

The following table presents the results of discontinued operations:

	Years Ended December 31,
	2011	2010	2009
	(dollars in thousands)
Revenues	$71,471	$45,918	$26,286
Expenses
Direct costs	54,154	36,168	22,289
General and administrative	2,642	3,334	3,805
Depreciation and amortization	2,172	1,661	1,443

Total expenses	58,968	41,163	27,537

Operating income (loss)	12,503	4,755	(1,251)
Interest income	22	—	1
Interest expense	(7)	(32)	(11)
Other income	5	8	(107)

Income (loss) before income taxes	12,523	4,731	(1,368)
Income tax expense	6,299	1,656	—

Net income (loss)	$6,224	$3,075	$(1,368)

18. Subsequent Events

On January 12, 2012, Forbes Energy Services Ltd., or the Company, together with certain of its subsidiaries, Forbes Energy Services LLC, Forbes Energy International, LLC, C.C. Forbes, LLC and Forbes Energy Services de México, S. de R. L. de C.V., or collectively, the Sellers, completed the previously announced sale of the business and substantially all of their assets located in Mexico, as well as their equity interests in the Company’s Mexican employment company, Forbes Energy Services México Servicios de Personal S. de R. L. de C.V. to Dirivera Investments LLC, RGV Holding, S.A. de C.V. and RGV Enterprises S.A. de C.V., or collectively, the Buyers. The aggregate cash consideration paid by the Buyers was approximately $30 million, which does not include additional amounts paid by the Buyers to cover certain Mexican taxes.

In connection with the closing referenced above, the Sellers and the Buyers entered into a letter agreement on January 12, 2012, which amended the original purchase agreement by permitting, among other things, the Sellers to retain certain assets and a small number of employees in Mexico. These assets and employees will be used to operate a small office in Mexico on a temporary basis while the Sellers collect outstanding receivables from PEMEX. The Company’s contract with PEMEX recently expired and, in connection with the disposition described above, the Company did not seek its renewal.

In connection with the expiration of its contract with PEMEX, the Company expects the release of the performance bond posted in connection with such contract, which should result in approximately $13.8 million being released from restricted cash.

19. Supplemental Financial Information Quarterly Financial Data (Unaudited) from continuing operations

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2011:
Revenues	$94,661,253	$110,817,642	$115,761,977	$124,541,766
Operating income	7,312,753	3,090,750	11,016,224	18,078,504
Net income (loss) from continuing operations	513,958	(26,210,449)	2,924,307	4,203,308
Preferred share dividends	(882,584)	1,084,271	(194,135)	(194,141)
Income (loss) from continuing operations attributable to common shares	(368,626)	(25,126,178)	2,730,172	4,009,167
Earnings (loss) per share:
Basic	(0.02)	(1.20)	0.13	0.19
Diluted	(0.02)	(1.20)	0.10	0.15
2010:
Revenues	$57,734,540	$68,065,902	$72,230,667	$90,120,367
Operating income (loss)	(4,236,340)	287,247	1,904,069	6,615,246
Income (loss) from continuing operations	(7,523,923)	(3,899,786)	(3,090,926)	129,520
Preferred share dividends	—	(63,957)	(278,432)	(698,304)
Net loss from continuing operations attributable to common shares	(7,523,923)	(3,963,743)	(3,369,358)	(568,784)
Loss per share:
Basic and diluted	(0.36)	(0.19)	(0.16)	(0.03)

Item 9.	Changes in or Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SECs rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2011, our chief executive officer and chief financial officer concluded that, as of such date, our internal control over financial reporting disclosure controls and procedures were not effective. See “Material Weaknesses” below.

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

Our management conducted an evaluation of the effectiveness of internal control over financial reporting based on the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation of our internal control over financial reporting as of December 31, 2011, our chief executive officer and chief financial officer concluded that, as of such date, our internal control over financial reporting is not effective.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

During the years ended December 31, 2011 and 2010, management performed its assessment of internal control processes and procedures. Other than changes and remediation measures described in this section, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fourth quarter of 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Material Weakness

In connection with the preparation of the Forbes Group’s consolidated financial statements for the year ended December 31, 2011 and 2010, we identified control deficiencies that constitute a material weakness in the design and operation of our internal control over financial reporting. The following material weakness was present at December 31, 2011 and 2010.

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

Remediation

As mentioned above, we have identified a material weakness that existed as of December 31, 2011 and 2010 in our internal control over the billing cycle.

During 2011, management began refining its existing billing system to automate numerous transactions and provide checks and balances to capture revenue timely. As of the date of this filing the majority of the work has been completed, however the business process improvement is ongoing. It is anticipated that the project will be finalized in the next two months, after which time the systems and procedures will need to be tested to ensure they have remediated the material weakness.

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

The information required under this item will be filed in a definitive proxy statement within 120 days after December 31, 2011 pursuant to General Instruction G(3) of Form 10-K.

Item 11.	Executive Compensation

The information required under this item will be filed in a definitive proxy statement within 120 days after December 31, 2011 pursuant to General Instruction G(3) of Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this item will be filed in a definitive proxy statement within 120 days after December 31, 2011 pursuant to General Instruction G(3) of Form 10-K.

Item 13.	Certain Relationships and Related Transaction, and Director Independence

The information required under this item will be filed in a definitive proxy statement within 120 days after December 31, 2011 pursuant to General Instruction G(3) of Form 10-K.

Item 14.	Principal Accounting Fees and Services

The information required under this item will be filed in a definitive proxy statement within 120 days after December 31, 2011 pursuant to General Instruction G(3) of Form 10-K.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) The following items are filed as part of this report:

1.	Financial Statements. The financial statements and information required by Item 8 appear on pages 44 through 83 of this report. The Index to Consolidated Financial Statements appears on page 44.

2.	Financial Statement Schedules. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

3.	Exhibits.

Number	Description of Exhibits

1.1 —	Purchase Agreement dated as of May 24, 2011, among Jefferies & Company, Inc., Forbes Energy Services Ltd. and the guarantors party thereto (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K dated June 7, 2011).

2.1 —	Plan of Conversion of Forbes Energy Services Ltd. (incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form 8-A filed August 12, 2011).

2.2 —	Certificate of Conversion of Forbes Energy Services Ltd. (incorporated by reference to Exhibit 2.2 to the Company’s Registration Statement on Form 8-A filed August 12, 2011).

2.3 —	Asset and Membership Interest Purchase Agreement dated December 8, 2011, by and among Forbes Energy Services Ltd., Forbes Energy Services LLC, Forbes Energy International, LLC, C.C. Forbes, LLC, Forbes Energy Services de México, S. de R. L. de C.V., Dirivera Investments LLC and RGV Holding, S.A. de C.V (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed December 13, 2011).**

2.4 —	First Amendment to Loan and Security Agreement, dated as of December 13, 2011, by and among Forbes Energy Services LLC, Forbes Energy International, LLC, TX Energy Services, LLC, C.C. Forbes, LLC and Superior Tubing Testers, LLC, as borrowers, Forbes Energy Services Ltd., as guarantor, certain lenders party thereto, and Regions Bank, as administrative agent for the lenders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 19, 2011).

2.5 —	First Amendment to Asset and Membership Interest Purchase Agreement, dated as of December 23, 2011, by and among Forbes Energy Services Ltd., Forbes Energy Services LLC, Forbes Energy International, LLC, C.C. Forbes, LLC, Forbes Energy Services de México, S. de R. L. de C.V., Dirivera Investments LLC and RGV Holding, S.A. de C.V. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 28, 2011).

3.1 —	Certificate of Formation of Forbes Energy Services Ltd. (including the certificates of designation for the Company’s Series A Preferred Stock and Series B Preferred Stock attached as appendices thereto) (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 8-A filed August 12, 2011).

3.2 —	Amended and Restated Bylaws of Forbes Energy Services Ltd. (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 8-A filed August 12, 2011).

4.1 —	Indenture, dated as of February 12, 2008 among Forbes Energy Services LLC and Forbes Energy Capital Inc., as issuers, the guarantors party thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

4.2 —	Supplemental Indenture (First Supplemental Indenture), dated as of May 29, 2008 among Forbes Energy Services Ltd., Forbes Energy Services LLC, Forbes Energy Capital Inc., the other Guarantors (as defined in the Indenture referred to therein) and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).

4.3 —	Supplemental Indenture (Second Supplemental Indenture, dated as of October 6, 2008 among Forbes Energy Services Ltd., Forbes Energy Services LLC, Forbes Energy Capital Inc., the other Guarantors (as defined in the Indenture referred to therein) and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

4.4 —	Third Supplemental Indenture, dated as of February 6, 2009 among Forbes Energy Services Ltd., Forbes Energy Services LLC, Forbes Energy Capital Inc., the other Guarantors (as defined in the Indenture referred to therein) and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 6, 2009).

4.5 —	Fourth Supplemental Indenture, dated as of May 24, 2011, among Forbes Energy Services Ltd., Forbes Energy Services LLC, Forbes Energy Capital Inc., the other guarantors (as defined therein) and Wells Fargo Bank, National Association, as trustee and collateral agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 20, 2011).

4.6 —	Indenture dated as of October 2, 2009, by and among Forbes Energy Services LLC and Forbes Energy Capital Inc., as issuers, the guarantors party thereto and Wilmington Trust FSB, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated October 10, 2009).

Number	Description of Exhibits

4.7 —	Notation of Guarantee from Forbes Energy Services Ltd. (incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

4.8 —	Notation of Guarantee from Forbes Energy International, LLC (incorporated by reference to Exhibit 4.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

4.9 —	Specimen 144A Global 11% Senior Secured Exchange Note due 2015 (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-4/A filed June 27, 2008, Registration No. 333-150853).

4.10 —	Rights Agreement dated as of May 19, 2008 between Forbes Energy Services Ltd. and CIBC Mellon Trust Company, as Rights Agent, which includes as Exhibit A the Certificate of Designations of Series A Junior Participating Preferred Shares, as Exhibit B the form of Right Certificate and as Exhibit C the form of Summary of Rights to Purchase Shares (incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-4/A filed June 27, 2008, Registration No. 333-150853).

4.11 —	Indenture dated June 7, 2011, among Forbes Energy Services Ltd., as issuer, the guarantors party thereto and Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 7, 2011).

4.12 —	Registration Rights Agreement, dated as of June 7, 2011, among Jefferies & Company, Inc., Forbes Energy Services Ltd. and the guarantors party thereto (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed June 7, 2011).

4.13 —	Amended and Restated Certificate of Designation of the Series B Senior Convertible Preferred Shares (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed January 25, 2011).

4.14 —	Specimen Certificate for the Company’s common stock, $0.04 par value (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form 8-A filed August 12, 2011).

4.15 —	Specimen Global 9% Senior Note Due 2019 (incorporated by reference to Exhibit 4.15 to the Company’s Registration Statement on Form S-4/A filed October 6, 2011, Registration No. 333-176794-5).

10.1 —	Forbes Energy Services Ltd. Incentive Compensation Plan effective May 19, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-4/A filed June 27, 2008, Registration No. 333-150853).

10.2 —	Amendment to 2008 Incentive Compensation Plan (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-4/A filed on August 8, 2011, Registration No. 333-170741).

10.3 —	Employment Agreement effective May 1, 2008 by and between John E. Crisp and Forbes Energy Services LLC (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-4/A filed June 27, 2008, Registration No. 333-150853).

10.4 —	Employment Agreement effective May 1, 2008 by and between Charles C. Forbes and Forbes Energy Services LLC (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-4/A filed June 27, 2008, Registration No. 333-150853).

10.5 —	Employment Agreement effective May 1, 2008 by and between L. Melvin Cooper and Forbes Energy Services LLC (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-4/A filed June 27, 2008, Registration No. 333-150853).

10.6 —	Form of Indemnification Agreement for directors, officers and key employees (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-4/A filed June 27, 2008, Registration No. 333-150853).

10.7 —	Form of Executive Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-4/A filed June 27, 2008, Registration No. 333-150853).

10.8 —	Form of Director Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-4/A filed June 27, 2008, Registration No. 333-150853).

10.9 —	Translation of Unit Price Public Works Contract No. 424048860 dated September 26, 2008, including Agreement No. 1 Inclusion of Project and New Concepts with Additional Increase of Contract Amount 424048860 dated December 4, 2009, entered into by and between PEMEX Exploración y Producción, Merco Ingenieria Industrial S.A. de C.V. and Forbes Energy Services Ltd. (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010).

10.10 —	Translation of Additional Agreement No. 4 for Extension of Term dated as of December 31, 2010, entered into by and between PEMEX Exploración y Producción, Merco Ingenieria Industrial S.A. de C.V. and Forbes Energy Services Ltd. (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-4/A filed on April 15, 2011, Registration No. 333-170741).

10.11 —	Translation of Additional Agreement No. 5 for Extension of Term dated as of December 31, 2010, signed on March 24, 2011, entered into by and between PEMEX Exploración y Producción, Merco Ingenieria Industrial S.A. de C.V. and Forbes Energy Services Ltd. (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-4/A filed on April 15, 2011, Registration No. 333-170741).

10.12 —	Subscription Agreement dated as of May 17, 2010, by and among Forbes Energy Services Ltd., West Face Long Term Opportunities Limited Partnership, West Face Long Term Opportunities (USA) Limited Partnership and West Face Long Term Opportunities Master Fund L.P, including the Form of Certificate of Designation of Series B Senior Convertible Preferred Shares and Form of Registration Rights Agreement attached as exhibits thereto (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010).

10.13 —	Registration Rights Agreement dated as of May 28, 2010 between Forbes Energy Services Ltd. and the Shareholders listed therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 28, 2010).

10.14 —	Loan and Security Agreement, dated as of September 9, 2011, by and among Forbes Energy Services LLC, Forbes Energy International, LLC, TX Energy Services, LLC, C.C. Forbes, LLC and Superior Tubing Testers, LLC, as borrowers, Forbes Energy Services Ltd., as guarantor, certain lenders party thereto, and Regions Bank, as administrative agent for the lenders (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-4 filed September 13, 2011, Registration No. 333-176794).

10.15 —	Letter Agreement, dated January 12, 2012, by and among Forbes Energy Services Ltd., Forbes Energy Services LLC, Forbes Energy International, LLC, C.C. Forbes, LLC, Forbes Energy Services de México, S. de R. L. de C.V., Dirivera Investments LLC, RGV Holding, S.A. de C.V. and RGV Enterprises S.A. de C.V.

21.1* —	Subsidiaries of Forbes Energy Services Ltd.

23.1* —	Consent of BDO USA, LLP

31.1* —	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2* —	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

Number	Description of Exhibits

32.1* —	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2* —	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101* —	Interactive Data Files

*	Filed herewith.

**	The schedules and other attachments to this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K and the registrant undertakes to furnish supplementally copies of any of the omitted schedules upon request by the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Alice, the State of Texas, on March 30, 2011.

FORBES ENERGY SERVICES LTD.
By:	/S/ JOHN E. CRISP
John E. Crisp
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN E. CRISP (John E. Crisp)	Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2011

/s/ L. MELVIN COOPER (L. Melvin Cooper)	Senior Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	March 30, 2011

/s/ CHARLES C. FORBES (Charles C. Forbes)	Director	March 30, 2011

/s/ DALE BOSSERT (Dale Bossert)	Director	March 30, 2011

/s/ TRAVIS H. BURRIS (Travis H. Burris)	Director	March 30, 2011

/s/ JANET L. FORBES (Janet L. Forbes)	Director	March 30, 2011

/s/ WILLIAM W. SHERRILL (William W. Sherrill)	Director	March 30, 2011

EXHIBIT INDEX

Number	Description of Exhibits

1.1 —	Purchase Agreement dated as of May 24, 2011, among Jefferies & Company, Inc., Forbes Energy Services Ltd. and the guarantors party thereto (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K dated June 7, 2011).

2.1 —	Plan of Conversion of Forbes Energy Services Ltd. (incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form 8-A filed August 12, 2011).

2.2 —	Certificate of Conversion of Forbes Energy Services Ltd. (incorporated by reference to Exhibit 2.2 to the Company’s Registration Statement on Form 8-A filed August 12, 2011).

2.3 —	Asset and Membership Interest Purchase Agreement dated December 8, 2011, by and among Forbes Energy Services Ltd., Forbes Energy Services LLC, Forbes Energy International, LLC, C.C. Forbes, LLC, Forbes Energy Services de México, S. de R. L. de C.V., Dirivera Investments LLC and RGV Holding, S.A. de C.V (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed December 13, 2011).**

2.4 —	First Amendment to Loan and Security Agreement, dated as of December 13, 2011, by and among Forbes Energy Services LLC, Forbes Energy International, LLC, TX Energy Services, LLC, C.C. Forbes, LLC and Superior Tubing Testers, LLC, as borrowers, Forbes Energy Services Ltd., as guarantor, certain lenders party thereto, and Regions Bank, as administrative agent for the lenders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 19, 2011).

2.5 —	First Amendment to Asset and Membership Interest Purchase Agreement, dated as of December 23, 2011, by and among Forbes Energy Services Ltd., Forbes Energy Services LLC, Forbes Energy International, LLC, C.C. Forbes, LLC, Forbes Energy Services de México, S. de R. L. de C.V., Dirivera Investments LLC and RGV Holding, S.A. de C.V. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 28, 2011).

3.1 —	Certificate of Formation of Forbes Energy Services Ltd. (including the certificates of designation for the Company’s Series A Preferred Stock and Series B Preferred Stock attached as appendices thereto) (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 8-A filed August 12, 2011).

3.2 —	Amended and Restated Bylaws of Forbes Energy Services Ltd. (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 8-A filed August 12, 2011).

4.1 —	Indenture, dated as of February 12, 2008 among Forbes Energy Services LLC and Forbes Energy Capital Inc., as issuers, the guarantors party thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

4.2 —	Supplemental Indenture (First Supplemental Indenture), dated as of May 29, 2008 among Forbes Energy Services Ltd., Forbes Energy Services LLC, Forbes Energy Capital Inc., the other Guarantors (as defined in the Indenture referred to therein) and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).

4.3 —	Supplemental Indenture (Second Supplemental Indenture, dated as of October 6, 2008 among Forbes Energy Services Ltd., Forbes Energy Services LLC, Forbes Energy Capital Inc., the other Guarantors (as defined in the Indenture referred to therein) and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

4.4 —	Third Supplemental Indenture, dated as of February 6, 2009 among Forbes Energy Services Ltd., Forbes Energy Services LLC, Forbes Energy Capital Inc., the other Guarantors (as defined in the Indenture referred to therein) and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 6, 2009).

4.5 —	Fourth Supplemental Indenture, dated as of May 24, 2011, among Forbes Energy Services Ltd., Forbes Energy Services LLC, Forbes Energy Capital Inc., the other guarantors (as defined therein) and Wells Fargo Bank, National Association, as trustee and collateral agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 20, 2011).

4.6 —	Indenture dated as of October 2, 2009, by and among Forbes Energy Services LLC and Forbes Energy Capital Inc., as issuers, the guarantors party thereto and Wilmington Trust FSB, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated October 10, 2009).

4.7 —	Notation of Guarantee from Forbes Energy Services Ltd. (incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

4.8 —	Notation of Guarantee from Forbes Energy International, LLC (incorporated by reference to Exhibit 4.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

4.9 —	Specimen 144A Global 11% Senior Secured Exchange Note due 2015 (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-4/A filed June 27, 2008, Registration No. 333-150853).

4.10 —	Rights Agreement dated as of May 19, 2008 between Forbes Energy Services Ltd. and CIBC Mellon Trust Company, as Rights Agent, which includes as Exhibit A the Certificate of Designations of Series A Junior Participating Preferred Shares, as Exhibit B the form of Right Certificate and as Exhibit C the form of Summary of Rights to Purchase Shares (incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-4/A filed June 27, 2008, Registration No. 333-150853).

Number	Description of Exhibits

4.11 —	Indenture dated June 7, 2011, among Forbes Energy Services Ltd., as issuer, the guarantors party thereto and Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 7, 2011).

4.12 —	Registration Rights Agreement, dated as of June 7, 2011, among Jefferies & Company, Inc., Forbes Energy Services Ltd. and the guarantors party thereto (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed June 7, 2011).

4.13 —	Amended and Restated Certificate of Designation of the Series B Senior Convertible Preferred Shares (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed January 25, 2011).

4.14 —	Specimen Certificate for the Company’s common stock, $0.04 par value (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form 8-A filed August 12, 2011).

4.15 —	Specimen Global 9% Senior Note Due 2019 (incorporated by reference to Exhibit 4.15 to the Company’s Registration Statement on Form S-4/A filed October 6, 2011, Registration No. 333-176794-5).

10.1 —	Forbes Energy Services Ltd. Incentive Compensation Plan effective May 19, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-4/A filed June 27, 2008, Registration No. 333-150853).

10.2 —	Amendment to 2008 Incentive Compensation Plan (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-4/A filed on August 8, 2011, Registration No. 333-170741).

10.3 —	Employment Agreement effective May 1, 2008 by and between John E. Crisp and Forbes Energy Services LLC (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-4/A filed June 27, 2008, Registration No. 333-150853).

10.4 —	Employment Agreement effective May 1, 2008 by and between Charles C. Forbes and Forbes Energy Services LLC (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-4/A filed June 27, 2008, Registration No. 333-150853).

10.5 —	Employment Agreement effective May 1, 2008 by and between L. Melvin Cooper and Forbes Energy Services LLC (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-4/A filed June 27, 2008, Registration No. 333-150853).

10.6 —	Form of Indemnification Agreement for directors, officers and key employees (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-4/A filed June 27, 2008, Registration No. 333-150853).

10.7 —	Form of Executive Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-4/A filed June 27, 2008, Registration No. 333-150853).

10.8 —	Form of Director Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-4/A filed June 27, 2008, Registration No. 333-150853).

10.9 —	Translation of Unit Price Public Works Contract No. 424048860 dated September 26, 2008, including Agreement No. 1 Inclusion of Project and New Concepts with Additional Increase of Contract Amount 424048860 dated December 4, 2009, entered into by and between PEMEX Exploración y Producción, Merco Ingenieria Industrial S.A. de C.V. and Forbes Energy Services Ltd. (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010).

10.10 —	Translation of Additional Agreement No. 4 for Extension of Term dated as of December 31, 2010, entered into by and between PEMEX Exploración y Producción, Merco Ingenieria Industrial S.A. de C.V. and Forbes Energy Services Ltd. (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-4/A filed on April 15, 2011, Registration No. 333-170741).

10.11 —	Translation of Additional Agreement No. 5 for Extension of Term dated as of December 31, 2010, signed on March 24, 2011, entered into by and between PEMEX Exploración y Producción, Merco Ingenieria Industrial S.A. de C.V. and Forbes Energy Services Ltd. (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-4/A filed on April 15, 2011, Registration No. 333-170741).

10.12 —	Subscription Agreement dated as of May 17, 2010, by and among Forbes Energy Services Ltd., West Face Long Term Opportunities Limited Partnership, West Face Long Term Opportunities (USA) Limited Partnership and West Face Long Term Opportunities Master Fund L.P, including the Form of Certificate of Designation of Series B Senior Convertible Preferred Shares and Form of Registration Rights Agreement attached as exhibits thereto (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010).

Number	Description of Exhibits

10.13 —	Registration Rights Agreement dated as of May 28, 2010 between Forbes Energy Services Ltd. and the Shareholders listed therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 28, 2010).

10.14 —	Loan and Security Agreement, dated as of September 9, 2011, by and among Forbes Energy Services LLC, Forbes Energy International, LLC, TX Energy Services, LLC, C.C. Forbes, LLC and Superior Tubing Testers, LLC, as borrowers, Forbes Energy Services Ltd., as guarantor, certain lenders party thereto, and Regions Bank, as administrative agent for the lenders (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-4 filed September 13, 2011, Registration No. 333-176794).

10.15 —	Letter Agreement, dated January 12, 2012, by and among Forbes Energy Services Ltd., Forbes Energy Services LLC, Forbes Energy International, LLC, C.C. Forbes, LLC, Forbes Energy Services de México, S. de R. L. de C.V., Dirivera Investments LLC, RGV Holding, S.A. de C.V. and RGV Enterprises S.A. de C.V.

21.1* —	Subsidiaries of Forbes Energy Services Ltd.

23.1* —	Consent of BDO USA, LLP

31.1* —	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2* —	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1* —	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2* —	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101* —	Interactive Data Files

*	Filed herewith.

**	The schedules and other attachments to this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K and the registrant undertakes to furnish supplementally copies of any of the omitted schedules upon request by the Securities and Exchange Commission.