Form 10-Q
period 2012-03-31
Forbes Energy Services Ltd.
filed 2012-05-15
CIK 1434842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    ☐  Yes    ☒  No

Shares outstanding of each of the registrant’s classes of common stock as of May 10, 2012:

Class	Outstanding as of May 10, 2012
Common Stock, $.04 par value	21,132,999

FORBES ENERGY SERVICES LTD. AND SUBSIDIARIES (a/k/a the “Forbes Group”)

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and any oral statements made in connection with it include certain forward-looking statements within the meaning of the federal securities laws. You can generally identify forward-looking statements by the appearance in such a statement of words like “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project” or “should” or other comparable words or the negative of these words. When you consider our forward-looking statements, you should keep in mind the risk factors we describe and other cautionary statements we make in this Quarterly Report on Form 10-Q. Our forward-looking statements are only predictions based on expectations that we believe are reasonable. Our actual results could differ materially from those anticipated in, or implied by, these forward-looking statements as a result of known risks and uncertainties set forth below and elsewhere in this Quarterly Report on Form 10-Q. These factors include or relate to the following:

•	supply and demand for oilfield services and industry activity levels;

•	potential for excess capacity;

•	spending by the oil and natural gas industry given the continuing worldwide economic downturn;

•	our level of indebtedness in the current market;

•	possible impairment of our long-lived assets;

•	our ability to maintain stable pricing;

•	competition;

•	substantial capital requirements;

•	significant operating and financial restrictions under our indenture and revolving credit facility;

•	technological obsolescence of operating equipment;

•	dependence on certain key employees;

•	concentration of customers;

•	substantial additional costs of compliance with reporting obligations, the Sarbanes-Oxley Act and indenture covenants;

•	material weaknesses in internal controls over financial reporting;

•	seasonality of oilfield services activity;

•	collection of accounts receivable;

•	environmental and other governmental regulation, including potential climate change legislation;

•	the potential disruption of business activities caused by the physical effects, if any, of climate change;

•	risks inherent in our operations;

•	market response to global demands to curtail use of oil and natural gas;

•	ability to fully integrate future acquisitions;

•	variation from projected operating and financial data;

•	variation from budgeted and projected capital expenditures;

•	volatility of global financial markets; and

•	the other factors discussed under “Risk Factors” beginning on page 9 of the Annual Report on Form 10-K for the year ended December 31, 2011.

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)

Condensed Consolidated Balance Sheets (unaudited)

	March 31, 2012	December 31, 2011
Assets
Current assets
Cash and cash equivalents	$20,567,400	$36,600,091
Accounts receivable - trade, net of allowance of $5.3 and $6.4 million
for 2012 and 2011, respectively	127,732,849	132,024,147
Accounts receivable - related parties	1,023,163	1,573,132
Accounts receivable - other	2,775,673	3,324,759
Prepaid expenses	7,345,974	8,974,168
Other current assets	1,212,339	1,310,477

Total current assets	160,657,398	183,806,774
Property and equipment, net	328,798,726	285,944,684
Other intangible assets, net	30,161,090	30,876,389
Deferred financing costs, net of accumulated amortization of $1.0 and $0.7 million for 2012 and 2011, respectively	9,117,737	9,403,817
Restricted cash	16,535,474	16,150,433
Other assets	4,021,343	30,876
Noncurrent assets held for sale	—	24,210,080

Total assets	$549,291,768	$550,423,053

Liabilities and Shareholders’ Equity
Current liabilities
Current portions of long-term debt	$8,667,844	$10,517,232
Accounts payable - trade	51,157,236	50,569,454
Accounts payable - related parties	985,709	1,219,928
Accrued dividends	61,259	61,259
Deposit on assets held for sale	—	13,700,000
Accrued interest payable	7,568,382	1,220,316
Accrued expenses	14,746,352	19,752,868

Total current liabilities	83,186,782	97,041,057
Long-term debt	286,085,210	285,633,042
Deferred tax liability	31,461,425	27,491,812

Total liabilites	400,733,417	410,165,911

Commitments and contingencies (Note 10)
Temporary equity
Series B senior convertible preferred shares	14,487,154	14,476,783

Shareholders’ equity
Common stock, $.04 par value, 112,500,000 shares authorized, 21,049,667 and 20,918,417 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	841,987	836,737
Additional paid-in capital	189,474,156	187,885,293
Accumulated other comprehensive loss	(723,563)	(1,077,678)
Accumulated deficit	(55,521,383)	(61,863,993)

Total shareholders’ equity	134,071,197	125,780,359

Total liabilities and shareholders’ equity	$549,291,768	$550,423,053

The accompanying notes are an integral part of these condensed consolidated financial statements.

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)

Condensed Consolidated Statements of Operations (unaudited)

	Three months ended March 31,
	2012	2011
Revenues
Well servicing	$52,239,814	$36,414,430
Fluid logistics and other	79,244,766	58,246,823

Total revenues	131,484,580	94,661,253

Expenses
Well servicing	39,088,407	29,761,548
Fluid logistics and other	54,855,782	42,222,577
General and administrative	10,669,751	5,689,703
Depreciation and amortization	11,420,716	9,674,673

Total expenses	116,034,656	87,348,501

Operating income	15,449,924	7,312,752
Other income
Interest income	33,832	12,898
Interest expense	(6,906,016)	(6,941,157)
Other income (expense), net	—	900

Income from continuing operations before taxes	8,577,740	385,393
Income tax expense	3,366,751	298,386

Income from continuing operations	5,210,989	87,007
Income from discontinued operations, net of tax expense of $804,498 and $978,660, respectively	1,131,621	1,817,511

Net income	6,342,610	1,904,518
Preferred stock dividends	(194,139)	(882,584)

Net income attributable to common shareholders	$6,148,471	$1,021,934

Income (loss) per share of common stock from continuing operations (Note 12)
Basic	$0.24	$(0.04)
Diluted	$0.20	$(0.04)
Income per share of common stock from discontinued operations (Note 12)
Basic	$0.05	$0.09
Diluted	$0.04	$0.09
Income per share of common stock (Note 12)
Basic	$0.29	$0.05
Diluted	$0.24	$0.05
Weighted average number of shares outstanding (Note 12)
Basic	20,979,250	20,918,417
Diluted	26,582,337	21,179,809

The accompanying notes are an integral part of these condensed consolidated financial statements.

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)

Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three months ended March 31,
	2012	2011
Net income	$6,342,610	$1,904,518
Other comprehensive income (loss)
Foreign currency translation adjustments	354,115	(461,586)

Comprehensive income	$6,696,725	$1,442,932

The accompanying notes are an integral part of these condensed consolidated financial statements.

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)

Condensed Consolidated Statements of Changes in Shareholders’ Equity (unaudited)

	Preferred Shares		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumluated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance: December 31, 2011	588,059	$14,476,783	20,918,417	$836,737	$187,885,293	$(1,077,678)	$(61,863,993)	$125,780,359
Share-based compensation	—	—	—	—	1,767,002	—	—	1,767,002
Net income	—	—	—	—	—	—	6,342,610	6,342,610
Foreign currency translation adjustment	—	—	—	—	—	354,115	—	354,115
Common shares issued under stock plan: Exercise of stock options	—	—	6,250	250	16,000	—	—	16,250
Issuance of restricted stock	—	—	125,000	5,000	—	—	—	5,000
Preferred shares dividends and accretion	—	10,371	—	—	(194,139)	—	—	(194,139)

Balance: March 31, 2012	588,059	$14,487,154	21,049,667	$841,987	$189,474,156	$(723,563)	$(55,521,383)	$134,071,197

The accompanying notes are an integral part of these condensed consolidated financial statements.

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)

Condensed Consolidated Statements of Cash Flows (unaudited)

	Three months ended March 31,
	2012	2011
Cash flows from operating activities:
Net income	$6,342,610	$1,904,518
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	10,705,417	9,394,162
Amortization expense	715,299	715,299
Amortization of Second Priority Notes OID	—	163,611
Share-based compensation	1,767,002	777,876
Deferred tax benefit	4,048,123	877,658
Loss on disposal of assets, net	44,326	611,270
Gain on disposal of discontinued operations, net	(3,546,583)	—
Bad debt expense	376,906	433,787
Amortization of deferred financing cost	365,820	542,348
Changes in operating assets and liabilities:
Accounts receivable	6,699,689	(14,981,526)
Accounts receivable - related party	549,969	50,729
Prepaid expenses and other current assets	(4,650,159)	(2,330,027)
Accounts payable - trade	(8,784,705)	9,866,789
Accounts payable - related party	(234,219)	(4,920,867)
Accrued expenses	(6,700,663)	3,607,789
Income taxes payable	—	(119,940)
Accrued interest payable	6,348,066	(5,966,269)

Net cash provided by operating activities	14,046,898	627,207

Cash flows from investing activities:
Purchases of property and equipment	(43,164,767)	(1,948,000)
Proceeds from sale of assets included in discontinued operations	14,221,594	154,364
Change in restricted cash	(385,041)	(7,148,149)

Net cash used in investing activities	(29,328,214)	(8,941,785)

Cash flows from financing activities:
Payments for debt issuance costs	(79,740)	—
Proceeds from the exercise of stock options	16,250	—
Proceeds from issuance of restricted stock	5,000	—
Repayments of other debt	(879,995)	(511,670)
Dividends paid on Series B Senior Convertible Preferred Shares	(183,768)	—

Net cash used in financing activities	(1,122,253)	(511,670)

Effect of currency translation on cash and cash equivalents	370,878	63,398
Net decrease in cash and cash equivalents	(16,032,691)	(8,762,850)
Cash and cash equivalents:
Beginning of period	36,600,091	30,458,457

End of period	$20,567,400	$21,695,607

The accompanying notes are an integral part of these condensed consolidated financial statements.

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)

Notes to Condensed Consolidated Financial Statements

1. Organization and Nature of Operations

Nature of Business

Forbes Energy Services Ltd. (“FES Ltd”) is an independent oilfield services contractor that provides a wide range of well site services to oil and natural gas drilling and producing companies to help develop and enhance the production of oil and natural gas. These services include fluid hauling, fluid disposal, well maintenance, completion services, workovers and recompletions, plugging and abandonment, and tubing testing. Our operations are concentrated in the major onshore oil and natural gas producing regions of Texas, with additional locations in Mississippi, in Pennsylvania and, prior to the disposition of our Mexican assets in January 2012, which is discussed in Note 17 below, in Mexico. We believe that our broad range of services, which extends from initial drilling, through production, to eventual abandonment, is fundamental to establishing and maintaining the flow of oil and natural gas throughout the life cycle of our customers’ wells.

As used in these condensed consolidated financial statements, the “Company,” the “Forbes Group,” “we,” and “our” mean FES Ltd and its direct and indirect subsidiaries, except as otherwise indicated.

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

3. Basis of Presentation

Interim Financial Information

The unaudited condensed consolidated financial statements of the Forbes Group are prepared in conformity with accounting principles generally accepted in the United States of America, or “GAAP” for interim financial reporting. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted. Therefore, these condensed consolidated financial statements should be read along with the annual audited consolidated financial statements and notes thereto included in Forbes Group’s Annual Report on Form 10-K for the year ended December 31, 2011. In management’s opinion, all adjustments necessary for a fair statement are reflected in the interim periods presented. Interim results for the three months ended March 31, 2012 may not be indicative of results that will be realized for the full year ending December 31, 2012. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated balance sheets and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates. Management believes that these estimates and assumptions provide a reasonable basis for the fair presentation of the condensed consolidated financial statements.

Foreign Currency Gains and Losses

Effective July 1, 2010, our international location in Mexico changed its functional currency from the U.S. dollar to the Mexican peso in response to the growing volume of business required to be transacted in Mexican pesos. On January 12, 2012, we completed the disposition of substantially all of our assets and business located in Mexico. Nevertheless, we continue to collect accounts receivables related to these prior operations in Mexico and a significant portion of these accounts receivable is in pesos. Assets and liabilities are translated using the spot rate on the balance sheet date, while income and expense items are translated at average rates of exchange during the period. The resulting gains or losses arising from the translation of accounts from the functional currency to the U.S. dollar are included as a separate component of shareholders’ equity in other comprehensive income. If our foreign entity entered into transactions that were denominated in currencies other than their functional currency, these transactions were initially recorded in the functional currency based on the applicable exchange rate in effect on the date of the transactions. At the end of each month, these transactions were re-measured to an equivalent amount of the functional currency based on the applicable exchange rates in effect at that time. Any adjustment required to re-measure a transaction to the equivalent amount of the functional currency at the end of the month was recorded in the income or loss of the foreign entity as a component of other income and expense.

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

Recently Adopted Accounting Pronouncements

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles — Goodwill and Other” (“ASU 2011-08”). ASU 2011-08 allows a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the two-step impairment test for that reporting unit would be performed. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 and early adoption is permitted. We adopted the provisions of ASU 2011-08 during the first quarter of 2012.

4. Other Intangible Assets

Other intangible assets are subject to amortization for the period of time which the assets are expected to contribute directly or indirectly to future cash flows under the guidance of ASC 350.

Our major classes of intangible assets subject to amortization under ASC 350 consist of our customer relationships, trade names, safety training program, dispatch software, and other. The Company expenses costs associated with extensions or renewals of intangibles assets. There were no such extensions or renewals in the three months ended March 31, 2012 or March 31, 2011. Amortization expense is calculated using the straight-line method over the period indicated. Amortization expense for the three months ended March 31, 2012 and March 31, 2011 from continuing operations was $0.7 million. Estimated amortization expense for each of the five succeeding fiscal years is $2.9 million per year. The weighted average amortization period remaining for intangible assets is 10.5 years.

The following sets forth the identified intangible assets by major asset class:

		As of March 31, 2012			As of December 31, 2011
	Useful	Gross			Gross
	Life	Carrying	Accumulated	Net Book	Carrying	Accumulated	Net Book
	(years)	Value	Amortization	Value	Value	Amortization	Value
Customer relationships	15	$31,895,919	$9,037,147	$22,858,772	$31,895,919	$8,505,578	$23,390,341
Trade names	15	8,049,750	2,280,762	5,768,988	8,049,750	2,146,600	5,903,150
Safety training program	15	1,181,924	334,879	847,045	1,181,924	315,180	866,744
Dispatch software	10	1,135,282	482,494	652,788	1,135,282	454,112	681,170
Other	10	58,300	24,803	33,497	58,300	23,316	34,984

		$42,321,175	$12,160,085	$30,161,090	$42,321,175	$11,444,786	$30,876,389

5. Share-Based Compensation

Stock Options

From time to time, the Company grants stock options to its employees, including executive officers and directors from its 2008 Incentive Compensation Plan. Stock options issued in 2008 originally vested over a three-year period. On August 11, 2011, however, the Company exchanged 667,500 of these options, which constituted all of the outstanding options issued in 2008, in a .72 to 1 exchange for 480,600 options (the “Exchange Options”). These Exchange Options vest one-third every four months from the exchange date and the Company will recognize $0.1 of compensation expense for this exchange over a 12 month period. With respect to the stock options issued in 2010, the standard option vests over a two year period with one fourth vesting every six months, until fully vested. With respect to options, unrelated to the Exchange Options issued in August 2011, vesting took place over a three-year period, with approximately one third vesting on the first, second and third anniversaries of the date of grant. For most grantees, vested options expire at the earlier of either one year after the termination of grantee’s employment by reason of death, disability or retirement, 90 days after termination of the grantee’s employment other than upon grantee’s death, disability or retirement, provided, however, that the Company may elect to extend the expiration beyond this 90-day period, or ten years after the date of grant.

The following table presents a summary of the Company’s stock option activity for the three months ended March 31, 2012.

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at December 31, 2011	2,285,425	7.49	8.79 years	$2,297,344
Stock options:
Granted	—
Exercised	(6,250)	2.60
Forfeited	(244,500)	8.84

Options outstanding at March 31, 2012	2,034,675	$7.48	8.46 years	$1,898,794

Vested and expected to vest at March 31, 2012	620,306	$5.00	7.67 years	$1,424,095

Exercisable at March 31, 2012	620,306	$5.00	7.67 years	$1,424,095

During the three months ended March 31, 2012 and March 31, 2011 the Company recorded total stock based compensation expense from continuing operations of $1.8 million and $0.8 million, respectively. No stock-based compensation costs were capitalized for the periods ended March 31, 2012 or March 31, 2011. As of March 31, 2012, total unrecognized stock-based compensation costs amounted to $8.6 million (net of estimated forfeitures); and is expected to be recorded over a weighted-average period of 2.2 years.

At March 31, 2012, after taking into account the amendments to the 2008 incentive compensation plan approved by the company’s shareholders at their special and general annual meeting on June 27, 2011, the subsequent Exchange Options issued August 11, 2011, new awards issued on August 15, 2011, restricted stock grants in first quarter of 2012 (as discussed in the Restricted Stock paragraph below), and 151,215 shares (calculated using the closing price of the common stock on March 31, 2012) reserved for the equity portion of the executive performance incentive compensation plan there were 577,028 shares available for future grants under the 2008 Incentive Compensation Plan.

Restricted Stock

In March of 2012, we granted 83,332 shares of restricted stock with a vesting period of one year. The aggregate fair value of this restricted stock is $497,117 which will be amortized over the next twelve months. In addition, we granted 125,000 shares of restricted stock with an aggregate fair value of $720,000 included in total stock-based compensation in February of 2012, which vested immediately and was expensed in the first quarter of 2012.

Grants Outside of the 2008 Incentive Compensation Plan

On August 23, 2010, the Company granted 65,000 stock options in an issuance outside the 2008 Incentive Compensation Plan. These options vest twenty-five percent on each six-month anniversary from the date of grant, and will become fully vested over a two year period.

6. Property and Equipment

Property and equipment consisted of the following:

	Estimated	March 31,	December 31,
	Life in Years	2012	2011
Well servicing equipment	3-15 years	$361,622,357	$317,883,278
Autos and trucks	5-10 years	101,364,218	95,667,664
Disposal wells	5-15 years	14,185,159	11,957,960
Building and improvements	5-30 years	8,427,117	7,842,246
Furniture and fixtures	3-10 years	2,822,057	2,426,219
Land		639,219	257,425
Other	3-15 years	39,803	44,204

		489,099,930	436,078,996
Accumulated depreciation		(160,301,204)	(150,134,312)

		$328,798,726	$285,944,684

Depreciation expense from continuing operations was $10.7 million and $9.4 million for the three months ended March 31, 2012 and 2011, respectively.

7. Long-Term Debt

Long-term debt at March 31, 2012 and December 31, 2011 consisted of the following:

	March 31,	December 31,
	2012	2011
9% Senior Notes	$280,000,000	$280,000,000
3rd party equipment notes	10,021,005	9,030,964
Insurance notes	4,732,049	7,119,310

	294,753,054	296,150,274
Less: Current portion	(8,667,844)	(10,517,232)

	$286,085,210	$285,633,042

9% Senior Notes

On June 7, 2011, FES Ltd issued $280.0 million in principal amount of 9% Senior Notes due 2019 (the “9% Senior Notes”). The proceeds of the 9% Senior Notes were used to purchase and redeem 100% of the First Priority Floating Rate Notes due 2014 and the outstanding 11% Senior Secured Notes due 2015 issued by two of FES Ltd’s subsidiaries, Forbes Energy Services LLC and Forbes Energy Capital Inc. The 9% Senior Notes mature on June 15, 2019, and require semi-annual interest payments, in arrears, at an annual rate of 9% on June 15 and December 15 of each year until maturity commencing December 15, 2011. No principal payments are due until maturity.

The 9% Senior Notes are guaranteed by the current domestic subsidiaries (the “Guarantor Subs”) of FES Ltd, which includes FES LLC, C.C. Forbes, LLC (“CCF”), TX Energy Services, LLC (“TES”), Superior Tubing Testers, LLC (“STT”) and Forbes Energy International, LLC (“FEI LLC”). All of the Guarantor Subs are 100% owned. Each guarantee of the Guarantor Subs is on a full and unconditional and joint and several basis, subject to customary release provisions. Prior to January 12, 2012, FES Ltd had two 100% owned indirect Mexican subsidiaries or the Non-Guarantor Subs that had not guaranteed the 9% Senior Notes. In January 2012, one of those two Mexican subsidiaries was sold along with the business and substantially all of our long-lived assets located in Mexico. The Guarantor Subs represent the majority of the Company’s operations. On or after June 15, 2015, the Company may, at its option, redeem all or part of the 9% Senior Notes from time to time at specified redemption prices and subject to certain conditions required by the indenture governing the 9% Senior Notes (the “9% Senior Indenture”). The Company is required to make an offer to purchase the notes and to repurchase any notes for which the offer is accepted at 101% of their principal amount, plus accrued and unpaid interest, if there is a change of control. The Company is required to make an offer to repurchase the notes and to repurchase any notes for which the offer is accepted at 100% of their principal amount, plus accrued and unpaid interest, following certain asset sales.

The Company is permitted under the terms of the 9% Senior Indenture to incur additional indebtedness in the future, provided that certain financial conditions set forth in the 9% Senior Indenture are satisfied. The Company is subject to certain covenants contained in the 9% Senior Indenture, including provisions that limit or restrict the Company’s and certain future subsidiaries’ abilities to incur additional debt, to create, incur or permit to exist certain liens on assets, to make certain dispositions of assets, to make payments on certain subordinated indebtedness, to pay dividends or certain other payments to equity holders, to engage in mergers, consolidations or other fundamental changes, to change the nature of its business or to engage in transactions with affiliates. As of March 31, 2012, we are in compliance with all covenants in the indenture.

Second Priority Notes

On February 12, 2008, FES LLC and FES CAP issued $205.0 million in principal amount of 11% senior secured notes due 2015 (together with notes issued in exchange therefore, the “Second Priority Notes”). In May 2011, we commenced a cash tender offer to purchase any and all of the Second Priority Notes then outstanding. In connection with this tender offer, we successfully solicited consents to proposed amendments that would eliminate most of the restrictive covenants and event of default provisions contained in the Indenture governing the Second Priority Notes the “Second Priority Indenture”. In June 2011, pursuant to this tender offer, we purchased 99.8% of the outstanding principal amount of the Second Priority Notes. As a result of the completion of the tender offer, the fourth supplemental indenture to the Second Priority Indenture, which contained the amendments proposed in the consent solicitation, became effective eliminating most of the restrictive covenants and event of default provisions of the Second Priority Indenture. On June 27, 2011, the Company redeemed the remaining outstanding Second Priority Notes which closed on July 27, 2011. As a result, the Second Priority Indenture was discharged and all liens relating thereto were released.

First Priority Notes

On October 2, 2009, FES LLC and FES CAP issued to Goldman, Sachs & Co. $20 million in aggregate principal amount of First Lien Floating Rate Notes due 2014 (the “First Priority Notes”), in a private placement in reliance on an exemption from registration under the Securities Act of 1933, as amended. On June 7, 2011, FES Ltd used a portion of the proceeds of the offering of the 9% Senior Notes to purchase all of the aggregate principal amount of the First Priority Notes outstanding at which time the indenture governing the First Priority was discharged and the liens related thereto were released.

Revolving Credit Facility

On September 9, 2011, FES Ltd and its current domestic subsidiaries entered into a loan and security agreement with Regions Bank, SunTrust Bank, CIT Bank and Capital One Leverage Finance Corp., as lenders, and Regions Bank, as agent for the secured parties, or the Agent. The loan and security agreement provides for an asset based revolving credit facility with a maximum initial borrowing credit of $75 million, subject to borrowing base availability. As of March 31, 2012, $75 million was available under this new credit facility. The loan and security agreement has a stated maturity of September 9, 2016. The proceeds of this credit facility can be used for the purchase of well services equipment, permitted acquisitions, general operations, working capital and other general corporate purposes. There was nothing outstanding under this facility at March 31, 2012.

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

The loan and security agreement contains customary covenants for an asset-based credit facility, which include (i) restrictions on certain mergers, consolidations and sales of assets; (ii) restrictions on the creation or existence of liens; (iii) restrictions on making certain investments; (iv) restrictions on the incurrence or existence of indebtedness; (v) restrictions on transactions with affiliates; (vi) requirements to deliver financial statements, report and notices to the Agent and (vii) a springing requirement to maintain a consolidated fixed charge coverage ratio (which is defined in the loan and security agreement) of 1.1:1.0 in the event that our excess availability under the credit facility falls below the greater of $11.3 million or 15% of our maximum credit under the facility for sixty consecutive days; provided that, the restrictions described in (i)—(v) above are subject to certain exceptions and permissions limited in scope and dollar value. The loan and security agreement also contains customary representations and warranties and event of default provisions. As of March 31, 2012, we are in compliance with all covenants in the loan and security agreement.

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

Third Party Equipment Notes

During the past few years, the Forbes Group financed the purchase of certain vehicles and equipment through commercial loans with Paccar Financial Group, Mack Financial Services and Enterprise Fleet Management, with aggregate principal amounts outstanding as of March 31, 2012 and December 31, 2011 of approximately $10.0 million and $9.0 million, respectively. These loans are repayable in a range of 42 to 60 monthly installments with the maturity dates ranging from May 2013 to August 2016. Interest accrues at rates ranging from 4.7% to 7.6% and is payable monthly. The loans are collateralized by equipment purchased with the proceeds of such loans. The Forbes Group paid total principal payments of approximately $0.9 million and $4.3 million for the three months ended March 31, 2012 and year ended December 31, 2011, respectively.

Insurance Notes

During 2011, the Forbes Group entered into a promissory note with First Insurance Funding for the payment of insurance premiums during the period of insurance coverage with an aggregate principal amount outstanding as of March 31, 2012 and December 31, 2011 of approximately $4.7 million and $7.1 million, respectively. This note is payable in twelve monthly installments with maturity date of September 15, 2012. Interest accrues at a rate of approximately 3.6% and is payable monthly. The amount outstanding could be substantially offset by the cancellation of the related insurance coverage.

8. Fair Value of Financial Instruments

The following is a summary of the carrying amounts and estimated fair values of our financial instruments as of March 31, 2012 and December 31, 2011. Fair value is defined as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

The carrying amounts of cash and cash equivalents, accounts receivable-trade, accounts receivable-related parties, accounts receivable – other, prepaid expenses, other current assets, accounts payable – trade, accounts payable – related parties, insurance notes, deposits on assets held for sale, and accrued expenses approximate fair value because of the short maturity of these instruments. The fair values of third party notes and equipment notes, which approximate their carrying values, are based on current market rates at which the company could borrow funds with similar maturities.

	March 31, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(dollars in thousands)
9.0% Senior Notes	$280,000	$273,000	$280,000	$261,800

9. Related Party Transactions

The Company and its subsidiaries enter into transactions with related parties in the normal course of conducting business. References in this section to the Company include the Company’s subsidiaries, unless the context indicates otherwise. Accounts receivable – related parties and accounts payable – related parties result from the transactions with related parties, which the company believes are on terms consistent with those available to third-party customers from third-party vendors.

Messrs. John E. Crisp and Charles C. Forbes, Jr., executive officers and directors of FES Ltd, are also owners and managers of Alice Environmental Holdings, LLC or AEH, and indirect owners and managers of Alice Environmental Services, LP, or AES. The Company has entered into the following transactions with AES and AEH:

•	AEH owns aircraft that the Company uses on a regular basis.

•	The Company entered into long-term operating leases with AES for well service rigs, vacuum trucks and related equipment and has subsequently purchased these assets from AES.

•	The Company entered into long-term real property leases, disposal well leases and disposal well operating agreements with AES and has subsequently purchased all but one of these leased disposal wells.

In June 2011, the Company purchased from AES certain workover rigs, trucks, tanks, swab units and other well servicing equipment being leased pursuant to two operating leases, as well as certain other frac tank equipment being rented from AES on a month-to-month basis. The Company paid AES and aggregate purchase price of approximately $18.0 million, plus a payment for estimated sales tax of $1.7 million.

The Company had been leasing the workover rigs that it purchased in June 2011 pursuant to a five-year operating lease entered into with AES in October 2008. The gross lease amount of this agreement was approximately $15.2 million with monthly payments of approximately $0.3 million.

The Company had been leasing certain other well servicing equipment purchased in June 2011 pursuant to an operating lease it entered into with AES effective January 2010. Prior to January 2010, this equipment was being rented month-to-month. The gross agreement amount was approximately $3.2 million with monthly payments of approximately $67,000.

In March 2012, the Company purchased ten vacuum trucks and trailers from AES for an aggregate purchase price of approximately $1.1 million.

Expenses paid to AES related to equipment and aircraft rental were approximately $0.3 million and $1.7 million related to the aircraft and equipment rental for the three months ended March 31, 2012 and March 31, 2011, respectively.

The Company entered into a waste water disposal operating agreement dated January 1, 2007, with AES pursuant to which AES leased its rights in a certain well bore and receives payments in the form of a minimum fee of $5,000 per month plus $0.15 per barrel injected over 50,000 barrels. Under this agreement, AES also received a “skim oil” payment of 20% of the amount realized by the Company for all oil and hydrocarbons removed from liquids injected into the premises. The agreement term was for three years and was automatically renewed on January 1, 2010 for a three year term. Beginning in January 2008, the Company began paying AES for the use of three additional disposal wells, on a month-to-month basis, without a written contract. The terms of this rental arrangement was on a usage basis. In April 2012, these four disposal wells were purchased by the Company for $14.5 million.

The Company continues to operates one additional disposal well from AES pursuant to a waste water disposal lease agreement with AES dated April 1, 2007. Under this agreement, the Company is entitled to use leased land for the disposal of waste water for a term of five years with three successive three year renewal periods. The Company pays a monthly rental of $2,500 per month plus $0.05 per barrel for any barrel over 50,000 barrels of waste water injected per month. Additionally, the Company pays an amount equal to 10% of all oil or other hydrocarbons removed from the liquids injected into the premises. The Company also pays AES to dispose of a portion of the solid waste products generated from its salt water disposal wells.

Expenses paid to AES related to salt water disposal wells were approximately $0.6 million and $0.4 million related to the disposal of waste water for the three months ended March 31, 2012 and March 31, 2011, respectively.

The Company has thirteen separate rental or lease agreements with AES for separate parcels of land and buildings. Ten of the leases were entered into at various dates subsequent to December 31, 2006. Ten of the leases are written and three are oral. Each written lease has a five-year term with the Company having the option to extend from between one and five years. Aggregate amounts paid for the thirteen rentals and leases were $0.5 million and $0.3 million for the year ended March 31, 2012 and 2011, respectively.

For the three months ended March 31, 2012 and 2011, the Company recognized no revenue from AES, total expenses of approximately $1.3 million and $2.4 million, respectively, and capital expenditures of $1.0 million and $0, respectively. Accounts payable to AES as of March 31, 2012 and December 31, 2011 resulting from such transactions were $0.4 million and $0.6 million respectively. The Company had accounts receivable of $0.4 million and $0.4 million from AES as of March 31, 2012 and December 31, 2011 respectively.

CJ Petroleum Service LLC, or CJ Petroleum is a company that owns salt water disposal wells and is owned by Messrs. Crisp and Forbes, two sons of Mr. Crisp, and Janet Forbes, a director of the FES Ltd. In 2010, we began paying CJ Petroleum to use their three disposal wells. The Forbes group recognized revenue of approximately $18,000 and $0, expenses of approximately $140,000 and $26,000 and no capital expenditures for the three months ended March 31, 2012 and March 31, 2011, respectively. We had no accounts receivable from CJ Petroleum as of March 31, 2012 and December 31, 2011, respectively. We had accounts payable of $50,000 and $38,000 to CJ Petroleum as of March 31, 2012 and December 31, 2011, respectively.

Dorsal Services, Inc. is a trucking service provider that provides services to the Company. Mr. Crisp, an executive officer and director of FES, Ltd, and Denyce Crisp are partial owners of Dorsal Services, Inc. The Company recognized revenues of $0 and $10,600 related to trucking services, equipment rental, and wash out activities; expenses of approximately $14,000 and $0.1 million; and capital expenditures of approximately $0 and $8,500 from transactions with Dorsal Services Inc., for the three months ended March 31, 2012 and March 31, 2011, respectively resulting from such transactions. The Company had accounts payable to Dorsal Services, Inc. of $13,000 and $12,000 as of March 31, 2012 and December 31, 2011 respectively, resulting from such transactions. The Company had accounts receivable from Dorsal Services, Inc. of $0.1 million as of March 31, 2012 and December 31, 2011.

Tasco Tool Services, Inc. is a down-hole tool company that is partially owned and managed by a company that is owned by Mr. Forbes, both an executive officer and director of FES Ltd., along with Robert Jenkins, a manager of one of the subsidiaries of FES Ltd. Tasco rents and sells tools to the Company from time to time. The Company had revenues from Tasco of $0 and $1,000 and recognized expenses of approximately $15,000 and $26,000 and no capital expenditures related to transactions with Tasco for the months ended March 31, 2012 and March 31, 2011, respectively. The Company had no accounts receivable and accounts payable to Tasco as of March 31, 2012 and December 31, 2011 were $12,000 and $120,000, respectively resulting from these transactions.

FCJ Management, LLC or FCJ, is an entity that leases land and facilities to the Company and is owned by Messrs. Crisp and Forbes and Robert Jenkins, a manager of one of the subsidiaries of FES Ltd. The Company recognized expenses of $9,000 and $9,000 for the three months ended March 31, 2012 and March 31, 2011, respectively. No revenues have been recognized from FCJ for any period. The Company had no accounts receivable from or accounts payable to FCJ as of March 31, 2012 and December 31, 2011 respectively.

C&F Partners, LLC is an entity that is owned by Messrs. Crisp and Forbes. The Company recognizes no revenues, expenses of approximately $0.2 million and $0.1 million and no capital expenditures for the months ended March 31, 2012 and March 31, 2011, respectively. All expenses are related to aircraft rental. There were no accounts receivable and accounts payable were $75,000 and $0 as of March 31, 2012 and December 31, 2011, respectively. As of April 2012, the Company has no further dealings with this entity.

Resonant Technology Partners is a computer networking group that provides services to the Company. Travis Burris, a director of the Company has a noncontrolling interest in the computer networking company. The company recognized expenses of approximately $116,000 and $95,000 and capital expenditures of approximately $15,000 and $0 for the months ended March 31, 2012 and March 31, 2011, respectively. The Company had accounts payable of approximately $0.2 million and $0.1 million as of March 31, 2012 and December 31, 2011, respectively.

Wolverine Construction, Inc. is an entity that is owned by two sons and a brother of Mr. Crisp, an executive officer and director of FES Ltd., and a son of Mr. Forbes, an executive officer and director of FES Ltd., which sons and brother during that time were full time employees of the Company, was engaged by the Company to provide construction and site preparation services to certain customers of the Company. The Company provided additional services to customers that were sub-contracted to Wolverine beginning in the fiscal year 2010 until June 2011 when the Company ceased offering such services.

The Company recognized no capital expenditures, revenues of approximately $39,000 and $8,000 and expenses of approximately $5,200 and $7.3 million, for the months ended March 31, 2012 and March 31, 2011, respectively. The Company had accounts receivable from Wolverine as of March 31, 2012 and December 31, 2011 of approximately $0.5 million and $1.1 million respectively. The Company had accounts payable due Wolverine of approximately $5,100 and $7,000 as of March 31, 2012 and December 31, 2011 respectively.

LA Contractors Ltd. Is a bulk material hauling company partially owned by the sons of Mr. Crisp, who were during that time full time employees of the Company and until January 1, 2011, Janet Forbes, a director of FES Ltd, and a son of both Janet Forbes and Mr. Forbes. On January 1, 2011, Ms. Forbes and her son sold their interest in LA Contractors Ltd. The Company recognized no revenue, no expenses and capital expenditures of approximately $0 and $0.1 million for the months ended March 31, 2012 and March 31, 2011, respectively. The Company had no accounts payable to LA Contractors as of March 31, 2012 and December 31, 2011 respectively. The Company stopped using LA Contractors by April 2012.

Energy Fishing and Rentals, Inc. or EFR, is a specialty oilfield tool service that is partially owned by Messrs. Crisp and Forbes. EFR rents and sells tools to the Company from time to time. The Company recognized no revenue, expenses of approximately $0.2 million and $0.1 million and capital expenditures of $0 and $3,400 for the months ended March 31, 2012 and March 31, 2011, respectively. Accounts payable to ERF as of March 31, 2012 and December 31, 2011 were $0.3 million and $0.1 million, respectively resulting from these transactions. Messrs. Crisp and Forbes sold their interest in EFR in November 2011.

JITSU Services, LLC, or JITSU, is a financial leasing company that, since October 2010, provides services to the Company. The Company currently leases ten vacuum trucks from JITSU. Janet Forbes and Mr. Crisp are owners of JITSU. For the months ended March 31, 2012 and March 31, 2011, the Company recognized no revenues and expenses of approximately $0.1 million and no capital expenditures from transactions with JITSU. As of March 31, 2012 and December 31, 2011, the company had no accounts receivable from or accounts payable to JITSU.

Texas Quality Gate Guard Services, LLC, or Texas Quality Gate Guard Services, is an entity owned by Messrs. Crisp and Forbes and a son of Mr. Crisp, an executive officer and director of FES Ltd., which said son during that time was also a full time employee of the Company. Since October 2010, Texas Quality Gate Guard Services has provided security services to the Company. The Company bills its customers for these services without a markup. For the years ended March 31, 2012 and March 31, 2011, the Company recognized revenues of $0 and $2,000; expenses of approximately $0.2 million and $41,000 and no capital expenditures from transactions with Texas Quality Gate Guard Services. As of March 31, 2012 and December 31, 2011, the company had no accounts receivable and accounts payable to Texas Quality Gate Guard of approximately $0 and $0.1 million.

Animas Holdings, LLC, or Animas, is a property and disposal company that is owned by the two sons of Mr. Crisp and three children of Mr. Forbes and Ms. Forbes. As of April 26, 2010, TES entered into a waste water disposal operating agreement with Animas whereby TES agrees to pay a monthly operational fee of $4,000 per month, plus $0.08 per barrel over 50,000 barrels per month. Animas agrees to pay TES ten percent of all skim oil payments obtained from this waste water disposal. The Company also has an oral agreement with Animas for the rental of two truck yards. The Company pays Animas $8,500 per month for the use of the two properties. For the months ended March 31, 2012 and March 31, 2011, the Company recognized no revenues; expenses of approximately $26,000 and $0.1 million and no capital expenditures from transactions with Animas Holding, LLC. As of March 31, 2012 and December 31, 2011, the Company had no accounts receivable and accounts payable of $0 and $31,000 to Animas Holding, LLC.

TSWD, LLC, or TSWD, is a saltwater disposal service company utilized from time to time by the Company that is owned by a son of Mr. Crisp, an executive officer and director of FES Ltd. The Company recognized no revenues and expenses of $0 and $0.1 million for the months ended March 31, 2012 and March 31, 2011, respectively. The Company had no accounts receivable and no accounts payable to TSWD as of March 31, 2012 and December 31, 2011, respectively. The Company has not utilized services from TSWD since April 2011.

The C.W. Hahl Lease, an oil and gas lease, is owned by Mr. Forbes. The company recognized no revenues for the three months ended March 31, 2012 and March 31, 2011, respectively. The Company had accounts receivable from C.W. Hahl of approximately $0 and $1,000 as of March 31, 2012 and December 31, 2011. The Company had no expenses or accounts payable from the C.W. Hahl Lease for any period.

F&D Oilfield Services, LLC, is a contracting services company providing operators at certain salt water disposal wells that is owned by a son of Mr. Crisp, an executive officer and director of FES Ltd. The Company recognized no revenues and expenses of approximately $0 and $0.5 million for the three months ended March 31, 2012 and March 31, 2011, respectively. Mr. Crisp’s son was also a full time employee of the Company during this time period. The Company had no accounts receivable and no accounts payable for either period. May 2011 was the last month any revenues or expenses were recognized from F&D Oilfield Services, LLC.

The Company has a relationship with Texas Champion Bank. Travis Burris, one of the directors of FES Ltd., is also the President, Chief Executive Officer, and director of Texas Champion Bank. Mr. Crisp, our President and Chief Executive Officer, serves on the board of directors of Texas Champion Bank. As of March 31, 2012 and December 31, 2011, the Company had $8.4 million and $2.4 million, respectively, on deposit with this bank.

Daniel Crisp, a son of John E. Crisp, the Chief Executive Officer of the Company, was employed as a manager by C.C. Forbes, LLC and TX Energy Services, LLC, both subsidiaries of the Company, until March 2012. Daniel Crisp received salary compensation of $199,831 in 2011 and $99,000 during the portion of 2012 when he was working for the Company. Daniel Crisp received an option to purchase 50,000 shares of common stock at $28.00 per share in May 2008, which award vested over three years. He received an option to purchase 25,000 shares of common stock at $2.60 per share in August 2010, which award vests over two years. Daniel Crisp tendered his May 2008 options in the previously discussed 2011 Option Exchange and received new options to purchase 36,000 shares of common stock, at an exercise price of $9.32 per share, which award vests over one year. On August 15, 2011, Daniel Crisp received options to purchase 214,000 shares of common stock, at an exercise price of $9.16 per share, which award vests over three years. When Daniel Crisp ceased working for the Company all unvested options were for forfeited.

Marcus Crisp, a brother of John E. Crisp, is employed as the West Texas Fluids Manager by C.C. Forbes, LLC and TX Energy Services, LLC, both subsidiaries of the Company. Marcus Crisp received salary compensation of $171,567 in 2011 and $40,384 during the first quarter of 2012. Marcus Crisp received an option to purchase 12,500 shares of common stock at $28.00 per share in May 2008, which award vested over three years. He received an option to purchase 18,750 shares of common stock at $2.60 per share in August 2010, which award vests over two years. Marcus Crisp tendered his May 2008 options in the previously discussed 2011 Option Exchange and received new options to purchase 9,000 shares of common stock, at an exercise price of $9.32 per share. In August 2011, Marcus Crisp received options to purchase 125,000 shares of common stock, at an exercise price of $9.16 per share, which award vests over three years. In February 2012, Marcus Crisp was granted a restricted stock award in the amount of 41,666 shares, vesting one year from the date of grant.

Pete Crisp, a son of John E. Crisp, was employed by Forbes Energy Services LLC, a subsidiary of the Company, until October 2011. Pete Crisp received salary compensation of $96,462 in 2011. Pete Crisp received an option to purchase 12,500 shares of common stock at $28.00 per share in May 2008, which award vested over three years. He received an option to purchase 50,000 shares of common stock at $2.60 per share in August 2010, which award vests over two years. Pete Crisp tendered his May 2008 options in the previously discussed Option Exchange and received new options to purchase 9,000 shares of common stock, at an exercise price of $9.32 per share. These options have all expired and been forfeited.

Messrs. Crisp and Forbes are directors and shareholders of Brush Country Bank, an institution with which the Company conducts business. As of March 31, 2012 and December 31, 2011, the Company had $1.8 million and $0.9 million on deposit with this bank.

10. Commitments and Contingencies

  Concentrations of Credit Risk

Financial instruments which subject the Forbes Group to credit risk consist primarily of cash balances maintained in excess of federal depository insurance limits and trade receivables. All of our non-interest bearing cash balances were fully insured at December 31, 2010 due to a temporary federal program in effect from December 31, 2010 through December 31, 2012. Under the program, there is no limit to the amount of insurance for eligible accounts. Beginning 2013, insurance coverage will revert to $250,000 per depositor at each financial institution, and our non-interest bearing cash balances may again exceed federally insured limits. The Forbes Group restricts investment of temporary cash investments to financial institutions with high credit standings. The Forbes Group’s customer base consists primarily of multi-national and independent oil and natural gas producers. The Forbes Group does not require collateral on its trade receivables. For the three months ended March 31, 2012 Forbes Group’s largest customer, five largest customers, and ten largest customers constituted 13.3%, 40.4%, and 57.5% of revenues, respectively. The loss of any one of our top five customers would have a negative impact on the revenues and profits of the company. Further, our trade accounts receivable are from companies within the oil and natural gas industry and as such the Forbes Group is exposed to normal industry credit risks. The Forbes Group continually evaluates its reserves for potential credit losses and establishes reserves for such losses.

Self-Insurance

The Forbes Group is self-insured under its Employee Group Medical Plan for the first $125,000 per individual plus a $235,000 aggregate specific deductible. Incurred and unprocessed claims as of March 31, 2012 and December 31, 2011 amount to approximately $5.0 and $3.9 million, respectively. These claims are unprocessed and therefore their values are estimated and included in accrued expenses in the accompanying condensed consolidated balance sheets. In addition, to accruals for the self-insured portion of the Employee Group Medical Benefits Plan, the liability for incurred and unprocessed claims also includes estimated “run off” liabilities payable at future dates related to the worker’s compensation, general liability and automobile liability self-insurance program that was eliminated in October 2009.

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

11. Supplemental Cash Flow Information

	Three months ended March 31,
	2012	2011
Cash paid for
Interest	$194,028	$12,909,046
Income tax	$225,000	$—
Supplemental schedule of non-cash investing and financing activities
Changes in accrued expense related to capital expenditures	$8,580,790	$713,574
Capital leases on equipment	$1,870,036	$1,710,034
Preferred shares dividends and accretion costs	$10,371	$882,584

12. Earnings per Share

Basic earnings per share (“EPS”) is computed by dividing net income available to common shareholders by the weighted average common shares outstanding during the period (including for the periods prior to May 28, 2010, the Class B Shares convertible into common shares). Diluted earnings (loss) per share takes into account the potential dilution that could occur if securities or other contracts to issue common shares, such as warrants, options and convertible preference shares, were exercised and converted into common shares. Potential common stock equivalents that have been issued by the Forbes Group relate to outstanding stock options and restricted stock which are determined using the treasury stock method, and the Series B Senior Convertible Preferred Shares (the “Series B Preferred Shares”), which are determined using the “if converted” method. In applying the if-converted method, conversion is not assumed for purposes of computing diluted EPS if the effect would be antidilutive. As of March 31, 2012 and March 31, 2011, there were 2.0 million and 2.7 million options to purchase common shares outstanding, respectively and 588,059 Series B Senior Convertible Preferred Shares. The preferred stock is convertible at a rate of nine common shares to one Series B Preferred Share.

The Company has determined that the Series B Preferred Shares are participating securities under ASC 260. Under ASC 260, a security is considered a participating security if the security may participate in undistributed earnings with common stock, whether that participation is conditioned upon the occurrence of a specified event or not. In accordance with ASC 260, a company is required to use the two-class method when computing EPS when a company has a security that qualifies as a “participating security.” The two-class method is an earnings allocation formula that determines EPS for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. A participating security is included in the computation of basic EPS using the two-class method. Under the two-class method, basic EPS for the Company’s common shares is computed by dividing net income applicable to common shares by the weighted-average common shares outstanding during the period. Under the certificate of designation for our Series B Preferred Shares (the “Series B Certificate of Designation”), if at any time the Company declares a dividend in cash which is greater in value than five percent on a cumulative basis over the previous twelve month period of the then current “Common Share Fair Market Value,” as that term is defined in the Series B Certificate of Designation, the Series B Preferred Shares will be entitled to receive a dividend payable in cash equal to the amount in excess of five percent of the then Common Share Fair Market Value per common share they would have received if all outstanding Series B Preferred Shares had been converted into common shares. There were no earnings allocated to the Series B Preferred Shares for the quarter ended March 31, 2012 since earnings for the quarter were not in excess of amounts prescribed by the Series B Certificate of Designation for our Series B Preferred Shares. Diluted EPS for the Company’s common shares is computed using the more dilutive of the two-class method or the if-converted method. The following table sets forth the reconciliation of weighted average shares outstanding and diluted weighted average shares outstanding:

	Three months ended March 31,
	2012	2011
Weighted average shares outstanding	20,979,250	20,918,417
Dilutive effect of stock options	310,556	261,392
Dilutive effect of preferred shares	5,292,531	—

Diluted weighted average shares outstanding	26,582,337	21,179,809

There were 1,502,800 and 670,000 stock options outstanding as of March 31, 2012 and March 31, 2011, respectively that were not included in the calculation of diluted EPS for the three months ended March 31, 2012 and the three months ended March 31, 2011 because their effect would be antidilutive.

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended March 31,
	2012	2011
Basic:
Net income	$6,342,610	$1,904,518
Preferred stock dividends and accretion	(194,139)	(882,584)

Net income attributable to common stockholders	6,148,471	1,021,934

Weighted-average common shares	20,979,250	20,918,417

Basic income per share	$0.29	$0.05

Diluted:
Net income	$6,342,610	$1,904,518
Preferred stock dividends and accretion	—	(882,584)

Net income attributable to common stockholders	6,342,610	1,021,934

Weighted-average common shares	26,582,337	21,179,809

Diluted income per share	$0.24	$0.05

13. Income Taxes

The Company’s tax expense from application of the effective tax rate for the three months ended March 31, 2012 was estimated to be 39.25% based on pre-tax income of $25.4 million. The difference between the effective rate and 35.0% statutory rate is primarily related to Texas Margins Tax and other non-deductible expenses.

The Forbes Group is subject to the Texas Margins Tax. The Texas Margins Tax is a tax equal to one percent of Texas-sourced revenue reduced by the greater of (a) cost of goods sold (as defined by Texas law), (b) compensation (as defined by Texas law) or (c) thirty percent of the Texas-sourced revenue. The Forbes Group accounts for the revised Texas Franchise tax in accordance with ASC 740, as the tax is derived from a taxable base that consists of income less deductible expenses. As of March 31, 2012, the estimated annual franchise tax expense is estimated to be of approximately $0.9 million for 2012.

14. Business Segment Information

The Forbes Group has determined that it has two reportable segments organized based on its products and services—well servicing and fluid logistics and other. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

Well Servicing

The well servicing segment consists of operations in the U.S. that provides (i) well maintenance, including remedial repairs and removal and replacement of down-hole production equipment, (ii) well workovers, including significant down-hole repairs, re-completions and re-perforations, (iii) completion and swabbing activities, and (iv) plugging and abandoning services. In addition, the Forbes Group has tubing testing units that are used to conduct pressure testing of oil and natural gas production tubing.

Fluid Logistics and Other

The fluid logistics and other segment consists of operations in the U.S., which provide, transport, store and dispose of a variety of drilling and produced fluids used in and generated by oil and natural gas production activities. These services are required in most work-over and completion projects and are routinely used in daily producing well operations. In the fiscal year 2010, the Company began providing site preparation services which were complementary to the traditional services offered by the Company. Wolverine Construction, Inc., a related party, was sub-contracted to complete such services. The Company ceased offering these services in June 2011. The following table sets forth certain financial information from continuing operations with respect to the Company’s reportable segments in (000)’s for the three months ended March 31, 2012 and March 31, 2011:

	Well Servicing	Fluid Logistics	Consolidated
2012
Operating revenues	$52,240	$79,245	$131,485
Direct operating costs	39,088	54,856	93,944

Segment profits	$13,152	$24,389	$37,541

Depreciation and amortization	$5,582	$5,839	$11,421
Capital expenditures	10,685	43,084	53,769
Total assets	507,220	425,593	932,813

2011
Operating revenues	$36,414	$58,247	$94,661
Direct operating costs	29,762	42,223	71,985

Segment profits	$6,652	$16,024	$22,676

Depreciation and amortization	$5,193	$4,481	$9,674
Capital expenditures	3,922	138	4,060
Total assets	386,562	294,231	680,793

	Three months ended March 31,
	2012	2011
Reconciliation of the Forbes Group Operating Income As Reported:
Segment profits	$37,541	$22,676
General and administrative expense	10,670	5,690
Depreciation and amortization	11,421	9,674

Operating income	15,450	7,312
Other income and expenses, net	(6,872)	(6,927)

Income before income taxes	$8,578	$385

	March 31, 2012	December 31, 2011
Reconciliation of the Forbes Group Assets As Reported:
Total reportable segments	$932,813	$859,869
Elimination of internal transactions	(1,347,720)	(1,280,509)
Parent	964,199	971,063

Total assets	$549,292	$550,423

15. Guarantor and Non-Guarantor Condensed Consolidating Financial Statements

Prior to January 12, 2012, when the Company completed the disposition of its business and substantially all of its assets in Mexico, the Company had certain foreign significant subsidiaries that did not guarantee the 9% Senior Notes discussed in Note 7 and is required to present the following condensed consolidating financial information pursuant to Rule 3-10 of Regulation S-X. These schedules are presented using the equity method of accounting for all periods presented. Under this method, investments in subsidiaries are recorded at cost and adjusted for the Company’s share in the subsidiaries’ cumulative results of operations, capital contributions and distributions and other changes in equity. Elimination entries relate primarily to the elimination of investments in subsidiaries and associated intercompany balances and transactions.

There are no significant restrictions on FES Ltd’s ability or the ability of any guarantor to obtain funds from its subsidiaries by such means as a dividend or loan.

Supplemental financial information for Forbes Energy Services Ltd., the parent and issuer, our combined subsidiary guarantors and our non-guarantor subsidiaries is presented below.

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)

Condensed Consolidated Balance Sheets (unaudited)

As of March 31, 2012

	Parent/Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$3,436,864	$17,130,536	$—	$—	$20,567,400
Accounts receivable	18,012,069	113,519,616	—	—	131,531,685
Other current assets	—	8,558,313	—	—	8,558,313

Total current assets	21,448,933	139,208,465	—	—	160,657,398
Property and equipment, net	—	328,798,726	—	—	328,798,726
Investments in affiliates	50,019,048	191,889,769	—	(241,908,817)	—
Intercompany receivables	335,048,688	—	10,972,798	(346,021,486)	—
Intercompany note receivable	328,301	—	—	(328,301)	—
Other intangible assets, net	—	30,161,090	—	—	30,161,090
Deferred financing costs—net	6,795,025	2,322,712	—	—	9,117,737
Restricted cash	—	16,535,474	—	—	16,535,474
Other assets	4,058	4,017,285	—	—	4,021,343
Noncurrent assets held for sale	—	—	—		—

Total assets	$413,644,053	$712,933,521	$10,972,798	$(588,258,604)	$549,291,768

Liabilities and Shareholders’ Equity
Current liabilities
Current portions of long-term debt	$—	$8,667,844	$—	$—	$8,667,844
Trade accounts payable	6,619,144	45,523,801	—	—	52,142,945
Accrued dividends	61,259	—	—	—	61,259
Other liabilities	10,182,143	12,132,591	—	—	22,314,734

Total current liabilities	16,862,546	66,324,236	—	—	83,186,782
Long-term debt—net	280,000,000	6,085,210	—	—	286,085,210
Intercompany payables	—	332,827,745	13,193,742	(346,021,487)	—
Intercompany notes payable	328,301	—	—	(328,301)	—
Deferred tax liability	(32,105,145)	63,627,639	(61,069)	—	31,461,425

Total liabilities	265,085,702	468,864,830	13,132,673	(346,349,788)	400,733,417

Series B convertible shares	14,487,154	—	—	—	14,487,154
Shareholders’ equity:	134,071,197	244,068,691	(2,159,875)	(241,908,816)	134,071,197

Total liabilities and equity	$413,644,053	$712,933,521	$10,972,798	$(588,258,604)	$549,291,768

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)

Condensed Consolidated Balance Sheets

As of December 31, 2011

	Parent/Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$15,565,491	$20,988,105	$46,495	$—	$36,600,091
Accounts receivable	29,566,358	106,853,245	1,493,791	(991,356)	136,922,038
Other current assets	10,599	10,274,046	—	—	10,284,645

Total current assets	45,142,448	138,115,396	1,540,286	(991,356)	183,806,774
Property and equipment, net	—	285,944,684	—	—	285,944,684
Investments in affiliates	26,209,153	163,532,443	—	(189,741,596)	—
Intercompany receivables	335,660,170	—	11,502,122	(347,162,292)	—
Intercompany note receivable	1,024,301	—	—	(1,024,301)	—
Other intangible assets, net	—	30,876,389	—	—	30,876,389
Deferred financing costs—net	6,976,241	2,427,576	—	—	9,403,817
Restricted cash	—	16,150,433	—	—	16,150,433
Other assets	14,890	11,482	4,504	—	30,876
Noncurrent assets held for sale	2,138,704	21,572,656	498,720		24,210,080

Total assets	$417,165,907	$658,631,059	$13,545,632	$(538,919,545)	$550,423,053

Liabilities and Shareholders' Equity
Current liabilities
Current portions of long-term debt	$—	$10,517,233	$—	$—	$10,517,233
Trade accounts payable	10,684,760	41,120,820	(16,198)	—	51,789,382
Accrued dividends	61,259	—	—	—	61,259
Other liabilities	22,237,502	10,870,949	1,564,732	—	34,673,183

Total current liabilities	32,983,521	62,509,002	1,548,534	—	97,041,057
Long-term debt—net	280,000,000	5,633,042	—	—	285,633,042
Intercompany payables	—	334,959,907	13,193,742	(348,153,649)	—
Intercompany notes payable	—	—	1,024,301	(1,024,301)	—
Deferred tax liability	(36,074,758)	63,627,638	(61,069)	—	27,491,811

Total liabilities	276,908,763	466,729,589	15,705,508	(349,177,950)	410,165,910

Series B convertible shares	14,476,783	—	—	—	14,476,783
Shareholders' equity:	125,780,361	191,901,470	(2,159,876)	(189,741,595)	125,780,360

Total liabilities and equity	$417,165,907	$658,631,059	$13,545,632	$(538,919,545)	$550,423,053

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)

Condensed Consolidated Statement of Operations (unaudited)

For the three months ended March 31, 2012

	Parent/Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenue
Well servicing	$—	$52,239,814	$—	$—	$52,239,814
Fluid logistics and other	—	79,244,766	—	—	79,244,766

Total revenues	—	131,484,580	—	—	131,484,580

Expenses
Well servicing	632,591	38,455,816	—	—	39,088,407
Fluid logistics and other	—	54,855,782	—	—	54,855,782
General and administrative	1,536,580	9,133,171	—	—	10,669,751
Depreciation and amortization	—	11,420,716	—	—	11,420,716

Total expenses	2,169,171	113,865,485	—	—	116,034,656

Operating income (loss)	(2,169,171)	17,619,095	—	—	15,449,924
Other income (expense)
Interest expense - net	(6,515,509)	(356,675)	—	—	(6,872,184)
Equity in income (loss) of affiliates	17,262,420	—	—	(17,262,420)	—

Income before taxes	8,577,740	17,262,420	—	(17,262,420)	8,577,740
Income tax expense (benefit)	3,366,751	—	—	—	3,366,751

Net income from continuing operations	5,210,989	17,262,420	—	(17,262,420)	5,210,989
Net income from discontinued operations, net of tax expense	1,131,621	—	—	—	1,131,621

Net income	$6,342,610	$17,262,420	$—	$(17,262,420)	$6,342,610

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)

Condensed Consolidated Statement of Operations (unaudited)

For the three months ended March 31, 2011

	Parent/Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenue
Well servicing	$—	$36,414,430	$—	$—	$36,414,430
Fluid logistics and other	—	58,246,823	—	—	58,246,823

Total revenues	—	94,661,253	—	—	94,661,253

Expenses
Well servicing	535,677	29,225,871	—	—	29,761,548
Fluid logistics and other	—	42,222,577	—	—	42,222,577
General and administrative	2,294,632	3,395,071	—	—	5,689,703
Depreciation and amortization	—	9,674,673	—	—	9,674,673

Total expenses	2,830,309	84,518,192	—	—	87,348,501

Operating income (loss)	(2,830,309)	10,143,061	—	—	7,312,752
Other income (expense)
Interest expense - net	(6,558,568)	(368,791)	—	—	(6,927,359)
Equity in income (loss) of affiliates	9,774,270	—	—	(9,774,270)	—

Income (Loss) before taxes	385,393	9,774,270	—	(9,774,270)	385,393
Income tax expense (benefits)	298,386	—	—	—	298,386

Net income (loss) from continuing operations	87,007	9,774,270	—	(9,774,270)	87,007
Net income from discontinued operations, net of tax expense	1,817,511	—			1,817,511

Net income	$1,904,518	$9,774,270	$—	$(9,774,270)	$1,904,518

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)

Condensed Consolidated Statement of Cash Flows (unaudited)

For the three months ended March 31, 2012

	Parent/Issuer	Guarantors	Non-Guarantors	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(12,336,989)	$26,430,382	$(46,495)	$14,046,898

Cash flows from investing activities:
Proceeds from sale of property and equipment	—	14,221,594	—	14,221,594
Change in restricted cash	—	(385,041)	—	(385,041)
Purchases of property and equipment	—	(43,164,767)	—	(43,164,767)
Change in deposits on assets held for sale		—		—

Net cash used in investing activities	—	(29,328,214)	—	(29,328,214)

Cash flows from financing activities:
Payments on debt	—	(879,995)	—	(879,995)
Other	(162,518)	(79,740)	—	(242,258)

Net cash used in financing activities	(162,518)	(959,735)	—	(1,112,253)

Effect of currency translatsion	370,878	—	—	370,878

Net decrease in cash	(12,128,629)	(3,857,567)	(46,495)	(16,032,691)
Cash and cash equivalents
Beginning of period	15,565,491	20,988,105	46,495	36,600,091

End of period	$3,436,862	$17,130,538	$—	$20,567,400

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)

Condensed Consolidated Statement of Cash Flows (unaudited)

For the three months ended March 31, 2011

	Parent/Issuer	Guarantors	Non-Guarantors	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$15,710,029	$(14,992,047)	$(90,775)	$627,207

Cash flows from investing activities:
Proceeds from sale of property and equipment	—	154,364	—	154,364
Change in restricted cash	(23,339,544)	16,191,395	—	(7,148,149)
Purchases of property and equipment	—	(1,948,000)	—	(1,948,000)

Net cash provided by (used in) investing activities	(23,339,544)	14,397,759	—	(8,941,785)

Cash flows from financing activities:
Payments on debt	—	(511,670)	—	(511,670)

Net cash used in financing activities	—	(511,670)	—	(511,670)

Effect of currency translatsion	63,398	—	—	63,398

Net decrease in cash	(7,566,117)	(1,105,958)	(90,775)	(8,762,850)
Cash and cash equivalents
Beginning of period	8,954,723	21,388,712	115,022	30,458,457

End of period	$1,388,606	$20,282,754	$24,247	$21,695,607

16. Equity Securities

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

Series B Senior Convertible Preferred Stock

Under our Certificate of Designation, we are authorized to issue 825,000 shares of Series B Senior Convertible Preferred Stock (the “Series B Preferred Shares”), par value $0.01 per share. On May 28, 2010 the Company completed a private placement of 580,800 Series B Preferred Stock at a price per share of CAD $26.37 for an aggregate purchase price in the amount of USD $14,520,000 based on the exchange rate between U.S. dollars and Canadian dollars then in effect of $1.00 to CDN $1.0547. The Company received net proceeds of USD $13,828,205 after closing fee paid to investors of $290,400 and legal fees and other offering costs of $401,395. This is presented as temporary equity on the balance sheet. The common stock into which the Series B Preferred Stock is convertible has certain demand and “piggyback” registration rights.

The Company paid a closing fee to the Investors of $290,400 which is netted with the proceeds from the sale of the Series B Preferred Stock in temporary equity on the consolidated balance sheet. The value of the Series B Preferred Stock, for accounting purposes, is being accreted up to redemption value from the date of issuance to the earliest redemption date of the instrument using the effective interest rate method. If the Series B Preferred Stock had been redeemed as of March 31, 2012 and December 31, 2011, the redemption amount would have been approximately $14.5 million in each instance.

Dividends

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

Preferred stock dividends are recorded at their fair value. If paid in cash, the amount paid represents fair value. If paid in kind, the fair value of the preferred stock dividends is determined using valuation techniques that include a component representing the intrinsic value of the dividends (which represents the fair value of the common stock into which the preferred stock could be converted) and an option component (which is determined using a Black-Scholes Option Pricing Model). Dividends for the three months ended March 31, 2012 were $183,768. In the first quarter of 2011, the Company had accrued dividends to be paid in kind of $882,584. The Company had not paid these dividends in cash at that time due to certain restrictions in the indentures governing the Second Priority Notes and the First Priority Notes, and had not paid these dividends in-kind because the Toronto Stock Exchange had taken the position that, in light of the market price of the Company’s common shares, the issuance of additional shares of Series B Preferred Stock as a dividend in-kind would violate Toronto Stock Exchange rules regarding the issuance of discounted shares, unless the Company received shareholder approval for such an issuance (which we subsequently received). After the extinguishment of the Second Priority Notes and the First Priority Notes, the Company was no longer restricted from paying cash dividends as the indenture governing the 9% Senior Notes specifically allowed cash dividends on the Series B Preferred Stock up to specific levels. Since then, quarterly dividends have been paid in cash. The Company currently intends to pay all future dividends in cash.

17. Discontinued Operations

On January 12, 2012, the Company completed the previously announced sale of substantially all of its assets located in Mexico, as well as its equity interests in Forbes Energy Services México Servicios de Personal, S. de R.L. de C.V., for aggregate cash consideration of approximately $30 million (excluding amounts paid to cover certain Mexican taxes). The Company recognized a gain on disposal of approximately $3.5 million on this transaction.

The Company has retained a small office in Mexico, which will operate on a temporary basis while the Company collects outstanding receivables from PEMEX. In connection with the expiration of its contract with PEMEX, the Company expects the release of the performance bond posted in connection with such contract, which should result in approximately $13.8 million being released from restricted cash.

The following table presents the results of discontinued operations:

	Three months ended March 31,
	2012	2011
	(dollars in thousands)
Revenues	$2,787	$12,302
Expenses
Direct costs	3,683	8,847
General and administrative	714	227
Depreciation and amortization	—	434

Total expenses	4,397	9,508

Operating income (loss)	(1,610)	2,794
Interest income	—	6
Interest expense	(1)	(2)
Gain on sale of assets	3,547	(1)

Income before income taxes	1,936	2,797
Income tax expense	804	979

Net income	$1,132	$1,818

18. Subsequent Events

Subsequent events have been evaluated through the filing date of this 10-Q.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with the audited consolidated financial statements for the year ended December 31, 2011 included in our Annual Report on Form 10-K. Any forward-looking statements made by or on our behalf are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Readers are cautioned that such forward-looking statements involve risks and uncertainties in that the actual results may differ materially from those projected in the forward-looking statements. Important factors that could cause actual results to differ include risks set forth in the Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

We currently provide a wide range of services to a diverse group of companies. Through the three months ended March 31, 2012, we provided services to over 550 companies. Our blue-chip customer base includes Anadarko Petroleum Corporation, Chesapeake Energy Corporation, ConocoPhillips Company, Rosetta Resources, Inc., and Shell Oil Company, among others. John E. Crisp, Charles C. Forbes, and our senior management team, have cultivated deep and ongoing relationships with these customers during their average of over 35 years of experience in the oilfield services industry. For the three months ended March 31, 2012, we generated consolidated revenues of approximately $131.5 million.

We currently conduct our operations through the following two business segments:

•

Well Servicing. Our well servicing segment comprised 39.7% of consolidated revenues for the three months ended March 31, 2012. At March 31, 2012, our well servicing segment utilized our modern fleet of 160 owned well servicing rigs, which included 150 workover rigs, 10 swabbing rigs, and related assets and equipment. These assets are used to provide (i) well maintenance, including remedial repairs and removal and replacement of downhole production equipment, (ii) well workovers, including significant downhole repairs, re-completions and re-perforations, (iii) completion and swabbing activities, and (iv) plugging and abandoning services. In addition, we have a fleet of nine tubing testing units that are used to conduct pressure testing of oil and natural gas production tubing.

•

Fluid Logistics and Other. Our fluid logistics and other segment comprised 60.3% of consolidated revenues for the three months ended March 31, 2012. Our fluid logistics segment utilized our fleet of owned or leased fluid transport trucks and related assets, including specialized vacuum, high-pressure pump and tank trucks, frac tanks, water wells, salt water disposal wells and facilities, and related equipment. These assets are used to provide, transport, store, and dispose of a variety of drilling and produced fluids used in, and generated by, oil and natural gas production. These services are required in most workover and completion projects and are routinely used in daily operations of producing wells. Beginning in the fiscal year 2010, the Company began providing additional services in which Wolverine Construction, Inc., a related party, completed such services as a sub-contractor. These services involved site preparation and were complementary to the traditional services offered by the Company. The Company ceased offering these services in June 2011. Prior to such termination, we would pay Wolverine for their services and materials and then would bill the cost to the customer with a margin of approximately 5%. The amount of revenue associated with the sub-contractor work totaled $0 and approximately $3.2 million for the three months ending March 31, 2012 and March 31, 2011, respectively.

We believe that our two business segments are complementary and create synergies in terms of selling opportunities. Our multiple lines of service allow us to capitalize on our existing customer base to grow within existing markets, generate more business from existing customers, and increase our operating profits. By offering our customers the ability to reduce the number of vendors they use, we believe we help improve our customers’ efficiency. This is demonstrated by the fact that 73.7% of our revenues for the three ended March 31, 2012 were from customers that utilized services from both of our business segments. Further, by having multiple service offerings that span the life cycle of the well, we believe we have a competitive advantage over smaller competitors offering more limited services.

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

Workover Rig Rates

Our well servicing segment revenues are dependent on the prevailing market rates for workover rigs. Rates and utilization for workover rigs began to increase in March 2010, as the industry began to recover from the 2009 downturn. This trend continued through the third quarter of 2011, then rates and utilization stabilized in the fourth quarter 2011 and through the first quarter of 2012.

Fluid Logistics Rates

Our fluid logistics and other segment revenues are dependent on the prevailing market rates for fluid transport trucks and the related assets, including specialized vacuum, high-pressure pump and tank trucks, frac tanks and salt water disposal wells. Throughout 2009 and through much of the first quarter of 2010, fluid logistics rates were under significant downward pressure. While natural gas prices remain low, increases in oil prices beginning in 2010 have increased the demand for some of our services. Pricing and utilization began to increase in the latter portion of the first quarter 2010 and have generally continued, although at a slower rate of increase in recent quarters. In fact, rates stabilized during the second half of 2011 and through the first quarter of 2012.

Operating Expenses

During 2009 and much of the first quarter of 2010, a weaker oil and natural gas environment resulted in lower demand for operating personnel and oilfield supplies which allowed us to decrease our costs, thereby offsetting a portion of the price decreases granted to our customers. As utilization and demand has increased in 2010 and 2011 and the first quarter of 2012, we have again experienced cost pressures in areas such as labor where we have incurred additional cost increases primarily in the form of increased pay rates. So far, we have been able to cover these increased costs through rate increases passed on to our customers. Future earnings and cash flows will be dependent on our ability to manage our overall cost structure and either maintain our existing prices or obtain price increases from our customers as our operating costs increase.

Equipment rental cost continues to be a significant component of our operating expenses. As described in the following paragraph, we made certain capital expenditures in the first quarter of 2012 that are intended to replace certain leased or rented equipment. Nevertheless, we expect that we will continue to meet certain equipment needs through rental or leasing arrangements and, to that end, in the first quarter of 2012, we entered into operating leases with respect to 40 additional vacuum trucks.

Capital Expenditures

During the first quarter of 2012 we purchased a 550 horsepower well service rig and related equipment, two pump-down units, 969 frac tanks, four vacuum trucks and one salt water disposal well. Capital expenditures for the three months ended March 31, 2012 were $53.7 million. A majority of these purchased assets are intended either to take the place of equipment that the Company had been leasing or renting or to allow the Company to provide services to customers that it had previously offered through third party contractors. In addition to the assets purchased in the first quarter of 2012, in April, we purchased approximately two additional vacuum trucks, approximately 22 vacuum trailers, approximately 206 additional frac tanks, and seven salt water disposal wells (which were previously leased and included in our well count) for an aggregate purchase price of approximately $23.6 million. The Company has also placed orders for additional equipment, including five coil tubing spreads and two 550 horsepower well service rigs, that will be delivered in the second and third quarters of 2012. The aggregate purchase price of this additional equipment on order is approximately $32 million. Other than equipment on order that has not yet been delivered, the Company does not plan on making any further significant capital expenditures in the immediate future.

We are currently negotiating a leasing arrangement or other credit facility to finance or lease some of the equipment on order. In the event that we are successful in entering into such a leasing arrangement or credit facility, we intend to use such arrangement or facility, together with cash flow from operations and, if necessary, availability under our $75 million revolving credit facility, to fund or otherwise satisfy the obligations related to this equipment on order. While there can be no assurance we will be successful in negotiating a leasing arrangement or other credit facility, we believe that our cash flows from operations and availability under our $75 million revolving credit facility, on their own, will be sufficient to fund or otherwise satisfy the obligations related to this equipment on order.

Operating Income Margins

Before the industry decline in 2008 and 2009, the well servicing segment typically has had higher operating income margins along with higher capital expenditures when compared with the fluid logistics and other segment, which had experienced lower operating margins but also lower capital expenditure requirements. However, during the prior industry downturn in 2008 and 2009, we experienced less margin pressure on our fluid logistics and other segment, which resulted in more favorable margins in that segment relative to the well servicing segment and this continues through the current period. A significant portion of the additional activity in the fluid logistics and other segment relates to expanded fracing operations in our market areas.

Presentation

The following discussion and analysis is presented on a consolidated basis to reflect the results of continuing operations and financial condition of the Forbes Group. The financial information as of and for the three months ended March 31, 2012 and March 31, 2011 is presented on a consolidated basis for FES Ltd and its subsidiaries. Unless otherwise indicated, all financial or operational data presented herein relates to our continuing operations, excluding our operations in Mexico, which were sold in January 2012. Notwithstanding the foregoing, financial information regarding cash flows presented herein includes cash flows from our discontinued operations.

Results of Operations

The following discussion, as well as the discussion found under “Liquidity and Capital Resources,” compares our consolidated financial information for the three months ended March 31, 2012 to the three months ended March 31, 2011.

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Consolidated Revenues. For the three months ended March 31, 2012, revenues increased by $36.8 million, or 38.9%, to $131.5 million when compared to the same period in the prior year. This is a direct result of the positive industry trend which has increased our utilization and pricing in 2012 as compared to 2011.

Well Servicing—Revenues from the well servicing segment increased by $15.8 million for the period, or 43.5% to $52.2 million compared to the corresponding period in the prior year. Of this increase, approximately 31.0% was due to increased prices and 69.0% was due to increased rig hours for well services. We utilized 160 well service rigs as of March 31, 2012 and 2011. The average rate charged per hour during the months-ended March 31, 2012 as compared to the same period in 2011 increased approximately 10.7%. Average utilization of our well service rigs during the months-ended March 31, 2012 and March 31, 2011 was 95.7% and 72.0%, respectively, based on a twelve hour day, working five days a week, except holidays in the U.S.

Fluid Logistics and Other—Revenues from the fluid logistics segment and other for the three months ended March 31, 2012 increased by $21.0 million, or 36.0%, to $79.2 million compared to the prior year, as a result of the general industry increase in pricing and activity. Our revenue increased $21.0 million due to an increase in rates of approximately 8% in the three months ended March 2011 compared to the three months ended March 2012 and the remainder was due to an increase in hours offset in part by the cessation of the other contract services performed in the first quarter of 2011, but not in the first quarter of 2012. Our principal fluid logistics assets at March 31, 2012 and March 31, 2011 were as follows:

	March 31,		% Increase
	2012	2011	(Decrease)
Fluid logistics and other segment:
Vacuum trucks	452	289	56
High-pressure pump trucks	21	19	10
Other heavy trucks	67	57	17
Frac tanks	2,848	1,368	108
Salt water disposal wells	18	15	20

Consolidated Operating Expenses—Our operating expenses increased to $93.9 million for the three months ended March 31, 2012, from $ 72.0 million for the three months ended March 31, 2011, an increase of $21.9 million, or 30.5%, due to increases in utilization. Operating expenses as a percentage of revenues were 71.4% for the three months ended March 31, 2012, compared to 76.0% for the three months ended March 31, 2011. The decrease in operating expense as a percentage of our revenues is generally attributable to increases in utilization and pricing. The Company was able to increase customer rates in amounts adequate to offset additional operating cost as well as increase margins.

Well Servicing—Operating expenses from the well servicing segment increased by $9.3 million, or 31.3%, to $39.1 million. Well servicing operating expenses as a percentage of well servicing revenues were 74.8% for the three months ended March 31, 2012, compared to 81.7% for the three months ended March 31, 2011, a decrease of 6.9%. This decrease in operating expense as a percentage of revenue was due to an increase in utilization to 95.7% for the months ended March 31, 2012 from 72.0% for the months ended March 31, 2011, which allowed the Company to spread its fixed costs over greater revenues, thereby increasing the gross margin. This increase in utilization consisted of 69.0% of the change. The remaining 31.0% was due to price increases of approximately 10.7% in average billing rates between the two years.

The dollar increase in well servicing costs between the two years was due to in large part to the increase in labor costs of $5.6 million or 38.9% for the three months ended March 31, 2012 compared to the prior year. The employee count at March 31, 2012 was 1,069, compared to 874 employees as of March 31, 2011. Labor costs as a percentage of revenue were 38.0% and 39.3% for the months ended March 31, 2012 and 2011, respectively. Rig hours increased 31.3% months ended March 31, 2012 and 2011, respectively. The increase in rig hours also caused fuel costs to increase $1.1 million, or 43.0%. Fuel costs as of percentage of revenues were 6.7% and 6.7% for the months ended March 31, 2012 and 2011. Insurance costs, supplies and parts, and contract labor increased by $1.1 million, $1.1 million and $0.4 million, respectively. The various expenses were in line with our expectations and consistent with the rapidly changing industry.

Fluid Logistics and Other—Operating expenses from the fluid logistics and other segment increased by $12.6 million, or 29.9%, to $54.9 million. Fluid logistics operating expenses as a percentage of fluid logistics revenues were 69.2% for the months ended March 31, 2012, compared to 72.5% for the months ended March 31, 2011.

The increase in fluid logistics and other operating expenses of $12.6 million was due in large part to an increase in labor cost of $5.3 million, or 43.6% to $17.5 million as a direct result of workforce headcount increases. Labor costs as a percentage of revenues were 22.1% and 20.9% for the three months ended March 31, 2012 and 2011, respectively. The employee count at March 31, 2012 was 1,206, as compared with 891 employees as of March 31, 2011. Fuel costs increased $1.9 million, or 28.5% to $8.5 million for the three months ended March 31, 2012, when compared to the same period in the prior year due to fuel price increase of 10.8% and higher activity in drilling and well services. Fuel cost as a percentage of revenues was 10.8% and 11.4% for the three months ended March 31, 2012 and 2011, respectively. Equipment rental costs increased $1.9 million, or 52.5% to $5.4 million for the months ended March 31, 2012, when compared to the same period in the prior year, and as direct result of higher in the general industry. Equipment rental costs as a percentage of revenues were 6.8% and 6.1% for the three months ended March 31, 2012 and March 31, 2011, respectively. Repairs and equipment maintenance cost increased $1.7 million, or 36.4% to $6.2 million as a result of activity increases. Truck hours increased 50.9% for the three months ended March 31, 2012 compared to the same period in the prior year. Repairs and equipment maintenance cost as a percentage of revenues was 7.9% and 7.9% for or the three months ended March 31, 2012 and March 31, 2011 respectively. Contract services cost decreased $0.9 million, or 12.6%, when compared to the same period in the prior year due to the acquisition of additional equipment to satisfy customer demand and decreasing the need to utilize outside services. Beginning in the fiscal year 2010, the Company began providing services in which Wolverine Construction Inc., a related party, completed these services as a sub-contractor. The Company ceased offering these services in June 2011. The cost incurred for these sub-contracted services was $0 and approximately $3.0 million for the three months ended March 31, 2012 and March 31, 2011, respectively. Contract services cost as a percentage of revenues was 7.7% and 11.9% for the three months ended March 31, 2012 and March 31, 2011, respectively. Tire repair cost increased $0.6 million, or 76.8% to $1.3 million. Tire repair cost as a percentage of revenues was 1.6% and 1.3 % for the three months ended March 31, 2012 and March 31, 2011, respectively. The remaining $2.1 million change is related to various expenses that were consistent with the higher activity of the business.

General and Administrative Expenses. General and administrative expenses from the consolidated operations increased by approximately $5.0 million, or 87.5%, to $10.7 million for the three months ended March 31, 2012. General and administrative expense as a percentage of revenues was 8.1% and 6.0% for the three months ended March 31, 2012 and March 31, 2011, respectively. The first quarter of 2012 includes 2011 discretionary management bonuses of approximately $1.8 million, increased wages with the addition of our new coil tubing management team, and costs associated with additional employees and wage increases related to the general growth of our business. Also included in the first quarter of 2012 is an accrual of approximately $0.6 million to reflect an estimate of the quarterly expense related to a newly implemented, performance based, management bonus plan. Professional fees for accounting increased approximately $0.1 million related primarily to professional fees for accounting staff. Professional fees for IT increased approximately $0.3 million related to rolling out a new purchase order system, over-hauling our IT infrastructure in the field, and addressing our billing system automation and control.

Depreciation and Amortization. Depreciation and amortization expenses increased by $1.7 million, or 18.0%, to $11.4 million. Capital expenditures incurred for the three months ended March 31, 2012 were $53.8 million compared to $4.1 million for the three months ended March 31, 2011

Interest and Other Expenses. Interest and other expenses decreased by approximately $0.1 million due to an increase in debt offset by lower interest rates on the 9% Senior Notes compared with the First Priority and Second Priority Notes. This is in line with management’s expectations.

Income Taxes. We recognized an income tax expense of $3.4 million and $1.0 million for the three months ended March 31, 2012 and March 31, 2011, respectively. Our effective tax rate for the three months ended March 31, 2012 is 39.3% due to higher earnings in the quarter, non-deductible expenses, and related Texas margins tax.

Discontinued Operations—We recorded a net income from discontinued operations of $1.1 million for the three months ended March 31, 2012, compared to a net income from discontinued operations of $1.8 million for the three months ended March 31, 2011. The decrease in net income relates mainly to the winding down of operations in Mexico. See Note 17—Discontinued Operations for further discussion.

Liquidity and Capital Resources

Overview

In June 2011, we issued $280.0 million aggregate principal amount of 9% Senior Notes and received net proceeds of $273.7 million. We used a substantial portion of the proceeds from such offering to purchase or redeem all outstanding Second Priority Notes and First Priority Notes.

On September 9, 2011, we entered into a loan and security agreement with certain lenders and Regions Bank, as agent for the secured parties, or the Agent. The loan and security agreement provides for an asset based revolving credit facility with a maximum initial credit of $75.0 million, subject to, as described in more detail in our annual report on Form 10-K for the year ended December 31, 2011, borrowing base availability, any reserves established by the facility agent in its discretion and, if availability under the facility falls below certain thresholds, compliance with certain financial covenants. As of March 31, 2012, $75.0 million was available under this new credit facility.

The indenture governing the 9% Senior Notes and the loan agreement governing our senior secured revolving credit facility impose significant restrictions on us and increase our vulnerability to adverse economic and industry conditions that could limit our ability to obtain additional or replacement financing. For example, the indenture governing the 9% Senior Notes only allows us to incur indebtedness, other than certain specific types of permitted indebtedness, if such indebtedness is unsecured and if the Fixed Charge Coverage Ratio (as defined in each indenture) for the most recently completed four full fiscal quarters is at least 2.0 to 1.0. We are currently able to incur indebtedness under this ratio. Our new credit facility only allows us to incur specific types of permitted indebtedness, which includes a $40.0 million basket of permitted indebtedness for capital leases, mortgage financings or purchase money obligations incurred for the purpose of installation or improvement of property, plant or equipment.

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

We have historically funded our operations, including capital expenditures, with bank borrowings, vendor financings, cash flow from operations, the issuance of senior notes, and the proceeds from our Canadian initial public equity offering and simultaneous U.S. private placement, our October 2008 and December 2009 common stock offerings, and our May 2010 Series B Preferred Stock private placement.

As of March 31, 2012, we had $294.8 million in total outstanding debt. As of March 31, 2012, we had 588,059 outstanding Series B Senior Convertible Preferred Shares which is reflected in the balance sheet as temporary equity in an amount of $14.5 million. The preferred stock is redeemable for cash or common stock at 95% of the fair market value of the common stock as determined in accordance with the certificate of designation of the Series B Preferred Stock in May 2017.

As of March 31, 2012, we had $20.6 million in cash and cash equivalents, $286.1 million in long-term debt outstanding, $8.7 million in short-term debt outstanding, and $23.7 million of short-term equipment vendor financings for well servicing rigs and other equipment included in accounts payable. Our $8.7 million of short-term debt consisted of $3.9 million payable to equipment lenders under various installment notes, and $4.7 million payable related to financing of our insurance premiums over the term of the insurance coverage. We incurred $53.8 million for capital equipment acquisitions during the three months ended March 31, 2012 as compared to $4.1 million during the three months ended March 31, 2011. Capital equipment added for the three months ended March 31, 2012 includes 969 frac tanks, 44 vacuum trucks, a well service rig and miscellaneous ancillary equipment. We funded these purchases primarily with cash flow from operations.

Although additional equipment will be received through the second quarter and some beginning in the third quarter of 2012 based on outstanding orders, in May 2012 management stopped making further orders for vacuum trucks, trailers, and frac tanks based on a review of customer demand relative to the current levels of equipment the Company has available for servicing these customers. The Company has two additional 600 horsepower well service rigs that should be delivered in the third quarter and it has five coil tubing spreads on order. The first coil tubing spread is projected to arrive in June 2012 with the remaining four to be received before year end. There are no other significant capital expenditures anticipated for 2012.

We project that cash flows from operations and availability under our revolving credit facility will be adequate to meet our operating needs and working capital requirements over the next twelve months.

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

Cash Flows from Operating Activities

Net cash provided by operating activities totaled $14.0 and $0.6 million for the three months ended March 31, 2012 and March 31, 2011, respectively, or an increase of cash provided of $13.4 million. The primary reason for the increase in cash provided by operating activities was the result of a change in working capital related to an increase in accounts receivable of $21.7 million, a decrease of $10.3 million in accrued expenses, a decrease in accounts payable—trade of $18.6 million, and an increase in accrued interest payable of $12.3 million for the three months ended March 31, 2012. Other changes that generated an increase in cash in the three months ended March 31, 2012 were an increase in accounts payable—related parties of $4.7 million, an increase of prepaid expenses of $2.3 million, and an increase of net income of $4.4 million. Additional changes include non-cash depreciation expense of $1.3 million, share based compensation of $1.0 million, deferred tax expense of $3.2 million, and a gain on the disposal of discontinued operations of $3.5 million.

Cash Flows Used in Investing Activities

Net cash used in investing activities for the three months ended March 31, 2012 amounted to $29.3 million, primarily related to the purchase of property and equipment of $43.2 million. This is compared to $8.9 million of cash used in investing activities for the three months ended March 31, 2011. The significant capital expenditures in the first three months of 2012 are reflective of the expansion of business during the end of 2011 and the first quarter of 2012. During the first quarter of 2012, we purchased a 550 horsepower well service rig, 969 frac tanks, we purchased or leased 44 vacuum trucks, and we also purchased one salt water disposal well. We received $14.2 million of cash in the first quarter of 2012 primarily related to the remaining balance due for the sale of our operations in Mexico and for other miscellaneous pieces of equipment.

Cash Flows Used in Financing Activities

Cash flows used in financing activities for the three months ended March 31, 2012 amounted to $1.1 million compared to $0.5 million for the three months ended March 31, 2011. The majority of the change was due to an increase in debt repayments.

Cash Flows From Discontinued Operations

Cash flows used in discontinued operations for the three months ended March 31, 2012 amounted to $4.4 million compared to $1.8 million for the three months ended March 31, 2011. This increase was due to the expenses associated with the winding down of our operations in Mexico and the payment of outstanding payables and other liabilities.

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

Contractual Obligations and Financing

On May 28, 2017, the Company is required to redeem any of its Series B Preferred Shares then outstanding. Such mandatory redemption may, at the Company’s election, be paid in cash or Common Shares (valued for such purpose at 95% of the then fair market value of the Common Shares). As of March 31, 2012 we had 588,059 Series B Preferred Shares outstanding.

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

Critical Accounting Policies and Estimates

The preparation of our condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the dates of the financial statements and the reported amounts of revenue and expenses during the applicable reporting periods. On an ongoing basis, management reviews its estimates, particularly those related to depreciation and amortization methods, useful lives and impairment of long-lived assets, and asset retirement obligations, using currently available information. Changes in facts and circumstances may result in revised estimates, and actual results could differ from those estimates.

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

Our primary debt obligations are the outstanding 9% Senior Notes and the new credit facility. Changes in interest rates do not affect interest expense incurred on our 9% Senior Notes as such notes bear interest at a fixed rate. However, changes in interest rates would affect their fair values. In general, the fair market value of debt with a fixed interest rate will increase as interest rates fall. Conversely, the fair market value of debt will decrease as interest rates rise. A hypothetical change in interest rates of 10% relative to interest rates as of March 31, 2012 would have no impact on our interest expense for the 9% Senior Notes.

Our revolving credit facility has a variable interest rate and, therefore, is subject to interest rate risk. As of May 14, 2012, we do not have anything drawn on this facility. For this reason, a 100 basis point increase in interest rates on our variable rate debt would not result in significant additional annual interest expense.

Historically, we have not been exposed to significant foreign currency fluctuation; however, during 2010 our Mexican operations changed its functional currency from the U.S. dollar to the Mexican peso. This exposed us to certain risks typically associated with foreign currency fluctuation as our operations in Mexico collected revenues and paid expenses in Mexico. On January 12, 2012, we completed the disposition of substantially all of our assets and business located in Mexico. Nevertheless, we continue to collect receivables from our operations previous in Mexico. As of March 31, 2012, a 10% unfavorable change in the Mexican peso-to-U.S. dollar exchange rate would not materially impact our consolidated balance sheet. To date, we have not taken any action to hedge against any foreign currency rate fluctuations and, as we have sold our operations in Mexico, we do not expect we will be subject to material foreign currency risk in the near future.

We have not entered into any derivative financial instrument transactions to manage or reduce market risk or for speculative purposes.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2012, our chief executive officer and chief financial officer concluded that, as of such date, our internal control over financial reporting and disclosure controls and procedures were not effective. See “Material Weakness” below.

Change in Internal Control over Financial Reporting

Other than the remediation measure described below under “Remediation” no change in our internal control over financial reporting (as defined in Rules 13a- 15(f) and 15d- 15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Material Weakness

In connection with the preparation of the Forbes Group’s consolidated financial statements for the year ended December 31, 2011, we identified control deficiencies that constitute a material weakness in the design and operation of our internal control over financial reporting. The following material weakness was present at December 31, 2011 and continues to exist.

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

Remediation

As mentioned above, we have identified a material weakness that existed as of March 31, 2012 in our internal control over the billing cycle.

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

There were no material changes from the risk factors previously disclosed in the registrant’s Annual Report on Form 10-K for the year ended December 31, 2011 in response to “Item 1A. Risk Factors” to Part II of Form 10-Q.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None

Item 6.	Exhibits

Number		Description of Exhibits

2.1	—	Agreement and Plan of Reorganization effective January 1, 2008 among Forbes Energy Services LLC and the respective members of C.C. Forbes, LLC, TX Energy Services, LLC and Superior Tubing Testers, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-4/A filed June 27, 2008, Registration No. 333-150853).

2.2	—	Agreement and Plan of Reorganization effective May 29, 2008 among Forbes Energy Services Ltd. and the members of Forbes Energy Services LLC (incorporated by reference to Exhibit 2.2 to the Company’s Registration Statement on Form S-4/A filed June 27, 2008, Registration No. 333-150853).

2.3	—	Plan of Conversion of Forbes Energy Services Ltd. (incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form 8-A filed August 12, 2011).

2.4	—	Certificate of Conversion of Forbes Energy Services, Ltd (incorporated by reference to exhibit 2.2 to the Company’s Registration Statement on Form 8-A filed August 12, 2011)

3.1	—	Memorandum of Association of Forbes Energy Services Ltd. (incorporated by reference to Exhibit 3.11 to the Company’s Registration Statement on Form S-4/A filed June 27, 2008, Registration No. 333-150853).

3.2	—	Amended and Restated Bye-laws of Forbes Energy Services Ltd. (incorporated by reference to Exhibit 3.12 to the Company’s Registration Statement on Form S-4/A filed June 27, 2008, Registration No. 333-150853).

3.3	—	Certificate of Formation of Forbes Energy Services Ltd. (including the certificates of designation for the Company’s Series A Preferred Stock and Series B Preferred Stock attached as appendices thereto) (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 8-A filed August 12, 2011).

3.4	—	Amended and Restated Bylaws of Forbes Energy Services Ltd. (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 8-A filed August 12, 2011).

4.10	—	Rights Agreement dated as of May 19, 2008 between Forbes Energy Services Ltd. and CIBC Mellon Trust Company, as Rights Agent, which includes as Exhibit A the Certificate of Designations of Series A Junior Participating Preferred Shares, as Exhibit B the form of Right Certificate and as Exhibit C the form of Summary of Rights to Purchase Shares (incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-4/A filed June 27, 2008, Registration No. 333-150853).

4.11	—	Certificate of Designation of the Series B Senior Convertible Preferred Shares (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed May 28, 2010).

4.13	—	Indenture, dated June 7, 2011 among Forbes Energy Services Ltd., as issuer, the guarantors party thereto and Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated June 7, 2011).

4.17	—	Amended and Restated Certificate of Designation of the Series B Senior Convertible Preferred Shares (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed January 25, 2011).

4.18	—	Specimen Certificate for the Company’s common stock, $0.04 par value (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form 8-A filed August 12, 2011).

10.1	—	Letter Agreement, dated January 12, 2012, by and among Forbes Energy Services Ltd., Forbes Energy Services LLC, Forbes Energy International, LLC, C.C. Forbes, LLC, Forbes Energy Services de Mexico, S. de R. L. de C.V., Dirivera Investments LLC, RGV Holding, S.A. de C.V. and RGV Enterprises S.A. de C.V. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 18, 2012).

31.1*	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2*	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1*	—	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	—	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	—	Interactive Data Files

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORBES ENERGY SERVICES LTD.

May 15, 2012	By:	/s/ JOHN E. CRISP
John E. Crisp Chairman, Chief Executive Officer and President (Principal Executive Officer)

May 15, 2012	By:	/S/ L. MELVIN COOPER
L. Melvin Cooper Senior Vice President, Chief Financial Officer and Assistant Secretary (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Number		Description of Exhibits

2.1	—	Agreement and Plan of Reorganization effective January 1, 2008 among Forbes Energy Services LLC and the respective members of C.C. Forbes, LLC, TX Energy Services, LLC and Superior Tubing Testers, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-4/A filed June 27, 2008, Registration No. 333-150853).

2.2	—	Agreement and Plan of Reorganization effective May 29, 2008 among Forbes Energy Services Ltd. and the members of Forbes Energy Services LLC (incorporated by reference to Exhibit 2.2 to the Company’s Registration Statement on Form S-4/A filed June 27, 2008, Registration No. 333-150853).

2.3	—	Plan of Conversion of Forbes Energy Services Ltd. (incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form 8-A filed August 12, 2011).

2.4	—	Certificate of Conversion of Forbes Energy Services, Ltd (incorporated by reference to exhibit 2.2 to the Company’s Registration Statement on Form 8-A filed August 12, 2011)

3.1	—	Memorandum of Association of Forbes Energy Services Ltd. (incorporated by reference to Exhibit 3.11 to the Company’s Registration Statement on Form S-4/A filed June 27, 2008, Registration No. 333-150853).

3.2	—	Amended and Restated Bye-laws of Forbes Energy Services Ltd. (incorporated by reference to Exhibit 3.12 to the Company’s Registration Statement on Form S-4/A filed June 27, 2008, Registration No. 333-150853).

3.3	—	Certificate of Formation of Forbes Energy Services Ltd. (including the certificates of designation for the Company’s Series A Preferred Stock and Series B Preferred Stock attached as appendices thereto) (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 8-A filed August 12, 2011).

3.4	—	Amended and Restated Bylaws of Forbes Energy Services Ltd. (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 8-A filed August 12, 2011).

4.10	—	Rights Agreement dated as of May 19, 2008 between Forbes Energy Services Ltd. and CIBC Mellon Trust Company, as Rights Agent, which includes as Exhibit A the Certificate of Designations of Series A Junior Participating Preferred Shares, as Exhibit B the form of Right Certificate and as Exhibit C the form of Summary of Rights to Purchase Shares (incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-4/A filed June 27, 2008, Registration No. 333-150853).

4.11	—	Certificate of Designation of the Series B Senior Convertible Preferred Shares (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed May 28, 2010).

4.13	—	Indenture, dated June 7, 2011 among Forbes Energy Services Ltd., as issuer, the guarantors party thereto and Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated June 7, 2011).

4.17	—	Amended and Restated Certificate of Designation of the Series B Senior Convertible Preferred Shares (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed January 25, 2011).

4.18	—	Specimen Certificate for the Company’s common stock, $0.04 par value (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form 8-A filed August 12, 2011).

10.1	—	Letter Agreement, dated January 12, 2012, by and among Forbes Energy Services Ltd., Forbes Energy Services LLC, Forbes Energy International, LLC, C.C. Forbes, LLC, Forbes Energy Services de Mexico, S. de R. L. de C.V., Dirivera Investments LLC, RGV Holding, S.A. de C.V. and RGV Enterprises S.A. de C.V. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 18, 2012).

31.1*	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2*	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1*	—	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	—	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	—	Interactive Data Files

*	Filed herewith.