Form 10-Q
period 2012-06-30
Forbes Energy Services Ltd.
filed 2012-08-14
CIK 1434842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    ☐  Yes    ☒  No

Shares outstanding of each of the registrant’s classes of common stock as of August 10, 2012:

Class	Outstanding as of August 10, 2012
Common Stock, $.04 par value	21,151,749

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)

Condensed Consolidated Balance Sheets (unaudited)

	June 30, 2012	December 31, 2011
Assets
Current assets
Cash and cash equivalents	$9,806,995	$36,600,091
Accounts receivable - trade, net of allowance of $5.1 and $6.4 million for 2012 and 2011, respectively	105,231,897	132,024,147
Accounts receivable - related parties	463,987	1,573,132
Accounts receivable - other	433,986	3,324,759
Prepaid expenses	5,344,424	8,974,168
Other current assets	1,134,632	1,310,477

Total current assets	122,415,921	183,806,774
Property and equipment, net	354,418,149	285,944,684
Other intangible assets, net	29,445,791	30,876,389
Deferred financing costs, net of accumulated amortization of $1.4 million and $0.7 million for 2012 and 2011, respectively	8,751,688	9,403,817
Restricted cash	16,545,523	16,150,433
Other assets	3,869,088	30,876
Noncurrent assets held for sale	—	24,210,080

Total assets	$535,446,160	$550,423,053

Liabilities and Shareholders’ Equity
Current liabilities
Current portions of long-term debt	$5,987,887	$10,517,232
Accounts payable - trade	31,636,096	50,569,454
Accounts payable - related parties	7,445,291	1,219,928
Accrued dividends	61,259	61,259
Deposit on assets held for sale	—	13,700,000
Accrued interest payable	1,180,027	1,220,316
Accrued expenses	13,226,802	19,752,868

Total current liabilities	59,537,362	97,041,057
Long-term debt	291,331,979	285,633,042
Deferred tax liability	33,914,414	27,491,812

Total liabilities	384,783,755	410,165,911

Commitments and contingencies (Note 10)
Temporary equity
Series B senior convertible preferred shares	14,497,525	14,476,783

Shareholders’ equity
Common stock, $.04 par value, 112,500,000 shares authorized, 21,068,417 and 20,918,417 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	842,737	836,737
Additional paid-in capital	190,457,873	187,885,293
Accumulated other comprehensive loss	(634,690)	(1,077,678)
Accumulated deficit	(54,501,040)	(61,863,993)

Total shareholders’ equity	136,164,880	125,780,359

Total liabilities and shareholders’ equity	$535,446,160	$550,423,053

The accompanying notes are an integral part of these condensed consolidated financial statements.

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)

Condensed Consolidated Statements of Operations (unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Revenues
Well servicing	$51,314,385	$42,034,263	$103,554,199	$78,448,693
Fluid logistics and other	68,470,373	68,783,378	147,715,139	127,030,201

Total revenues	119,784,758	110,817,641	251,269,338	205,478,894

Expenses
Well servicing	37,452,713	34,387,657	76,541,120	64,149,205
Fluid logistics and other	49,354,319	50,690,794	104,210,101	92,913,371
General and administrative	8,074,710	13,106,901	18,744,461	18,796,604
Depreciation and amortization	12,465,442	9,541,539	23,886,158	19,216,212

Total expenses	107,347,184	107,726,891	223,381,840	195,075,392

Operating income	12,437,574	3,090,750	27,887,498	10,403,502
Other income
Interest income	16,304	13,460	50,136	26,358
Interest expense	(6,857,120)	(6,813,321)	(13,763,136)	(13,754,478)
Loss on early extinguishment of debt	—	(35,414,833)	—	(35,414,833)
Other income, net	—	68,204	—	69,104

Income (loss) from continuing operations before taxes	5,596,758	(39,055,740)	14,174,498	(38,670,347)
Income tax expense (benefit)	2,950,257	(12,489,453)	6,317,008	(12,191,067)

Income (loss) from continuing operations	2,646,501	(26,566,287)	7,857,490	(26,479,280)
Income from discontinued operations, net of tax expense (benefit) of ($0.4 million), $1.2 million, $0.4 million, $2.0 million, respectively	(1,626,158)	1,871,585	(494,537)	3,689,096

Net income (loss)	1,020,343	(24,694,702)	7,362,953	(22,790,184)
Preferred stock dividends	(194,139)	1,084,271	(388,278)	201,687

Net income (loss) attributable to common shareholders	$826,204	$(23,610,431)	$6,974,675	$(22,588,497)

Income (loss) per share of common stock from continuing operations (Note 12)
Basic	$0.12	$(1.22)	$0.36	$(1.26)
Diluted	$0.10	$(1.22)	$0.30	$(1.26)
Income (loss) per share of common stock from discontinued operations (Note 12)
Basic	$(0.08)	$0.09	$(0.02)	$0.18
Diluted	$(0.06)	$0.09	$(0.02)	$0.18
Income (loss) per share of common stock (Note 12)
Basic	$0.04	$(1.13)	$0.33	$(1.08)
Diluted	$0.04	$(1.13)	$0.28	$(1.08)
Weighted average number of shares outstanding (Note 12)
Basic	21,055,642	20,918,400	21,020,628	20,918,400
Diluted	26,625,452	20,918,400	26,621,044	20,918,400

The accompanying notes are an integral part of these condensed consolidated financial statements.

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)

Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Net income (loss)	$1,020,343	$(24,694,702)	$7,362,953	$(22,790,184)
Other comprehensive income (loss)
Foreign currency translation adjustments	88,873	27,364	442,988	(434,222)

Comprehensive income (loss)	$1,109,216	$(24,667,338)	$7,805,941	$(23,224,406)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)

Condensed Consolidated Statements of Changes in Shareholders’ Equity (unaudited)

	Preferred Shares		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance: December 31, 2011	588,059	$14,476,783	20,918,417	$836,737	$187,885,293	$(1,077,678)	$(61,863,993)	$125,780,359
Share-based compensation	—	—	—	—	2,896,858	—	—	2,896,858
Net income	—	—	—	—	—	—	7,362,953	7,362,953
Foreign currency translation adjustment	—	—	—	—	—	442,988	—	442,988
Common shares issued under stock plan:
Exercise of stock options	—	—	25,000	1,000	64,000	—	—	65,000
Issuance of restricted stock	—	—	125,000	5,000	—	—	—	5,000
Preferred shares dividends and accretion	—	20,742	—	—	(388,278)	—	—	(388,278)

Balance: June 30, 2012	588,059	$14,497,525	21,068,417	$842,737	$190,457,873	$(634,690)	$(54,501,040)	$136,164,880

The accompanying notes are an integral part of these condensed consolidated financial statements.

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)

Condensed Consolidated Statements of Cash Flows (unaudited)

	Six months ended June 30,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$7,362,953	$(22,790,184)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation expense	22,455,560	18,681,709
Amortization expense	1,430,598	1,430,598
Amortization of Second Priority Notes OID	—	324,306
Share-based compensation	3,637,608	1,348,278
Deferred tax benefit	6,767,064	(11,386,772)
Loss on disposal of assets, net	187,957	803,145
Loss on early extinguishment of debt	—	10,403,237
Gain on disposal of discontinued operations, net	(3,546,583)	—
Bad debt expense	376,906	510,469
Amortization of deferred financing cost	733,196	913,076
Changes in operating assets and liabilities:
Accounts receivable	30,921,742	(34,136,263)
Accounts receivable - related party	1,109,145	(552,893)
Prepaid expenses and other current assets	(4,784,985)	(2,900,970)
Accounts payable – trade	(19,278,858)	18,218,301
Accounts payable - related party	6,225,363	(9,480,916)
Accrued expenses	(8,615,681)	13,260,569
Income taxes payable	—	(195,724)
Accrued interest payable	(40,289)	(7,371,826)

Net cash provided by (used in) operating activities	44,941,696	(22,921,860)

Cash flows from investing activities:
Proceeds from sale of property and equipment	—	527,102
Purchases of property and equipment	(89,571,226)	(23,678,077)
Proceeds from sale of assets included in discontinued operations	14,284,764	—
Change in restricted cash	(395,090)	(7,085,210)

Net cash used in investing activities	(75,681,552)	(30,236,185)

Cash flows from financing activities:
Payments for debt issuance costs	(81,067)	(2,557,308)
Retirement of First and Second Priority Notes	—	(212,500,000)
Proceeds from issuance of Senior Notes	—	280,000,000
Payments for debt issuance costs	—	(7,418,175)
Proceeds from the exercise of stock options	65,000	—
Proceeds from issuance of restricted stock	5,000	—
Proceeds from revolving credit facility	6,000,000	—
Repayments of other debt	(1,947,107)	—
Dividends paid on Series B Senior Convertible Preferred Shares	(367,536)	—

Net cash provided by financing activities	3,674,290	57,524,517

Effect of currency translation on cash and cash equivalents	272,470	94,435
Net increase (decrease) in cash and cash equivalents	(26,793,096)	4,460,907
Cash and cash equivalents:
Beginning of period	36,600,091	30,458,457

End of period	$9,806,995	$34,919,364

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

3. Basis of Presentation

Interim Financial Information

The unaudited condensed consolidated financial statements of the Forbes Group are prepared in conformity with accounting principles generally accepted in the United States of America, or “GAAP” for interim financial reporting. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted. Therefore, these condensed consolidated financial statements should be read along with the annual audited consolidated financial statements and notes thereto included in Forbes Group’s Annual Report on Form 10-K for the year ended December 31, 2011. In management’s opinion, all adjustments necessary for a fair statement are reflected in the interim periods presented. Interim results for the three and six months ended June 30, 2012 may not be indicative of results that will be realized for the full year ending December 31, 2012. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Foreign Currency Gains and Losses

The functional currency at our Mexican subsidiary is the Mexican Peso. On January 12, 2012, we completed the disposition of substantially all of our assets and business located in Mexico. Nevertheless, we continue to collect accounts receivables related to these prior operations in Mexico and a significant portion of these accounts receivable is in pesos. Assets and liabilities are translated using the spot rate on the balance sheet date, while income and expense items are translated at average rates of exchange during the period. The resulting gains or losses arising from the translation of accounts from the functional currency to the U.S. dollar are included as a separate component of shareholders’ equity in other comprehensive income (loss). Transactions that are denominated in a currency other than the functional currency are re-measured into the functional currency each reporting period. Transaction gains and losses that arise from exchange rate fluctuations on transactions and balances denominated in a currency other than the functional currency are included in the results of operations and cash flows as incurred.

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

In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet” (“ASU 2011-11”). The standard amends and expands disclosure requirements about balance sheet offsetting and related arrangements. ASU 2011-11 becomes effective for Forbes on January 1, 2013. We do not anticipate any impact to our results of operations, financial position or liquidity when the guidance becomes effective.

4. Other Intangible Assets

Other intangible assets are subject to amortization for the period of time which the assets are expected to contribute directly or indirectly to future cash flows under the guidance of ASC 350.

Our major classes of intangible assets subject to amortization under ASC 350 consist of our customer relationships, trade names, safety training program, dispatch software, and other. The Company expenses costs associated with extensions or renewals of intangibles assets. There were no such extensions or renewals in the three and six months ended June 30, 2012 or June 30, 2011. Amortization expense is calculated using the straight-line method over the period indicated. Amortization expense for the three months ended June 30, 2012 and June 30, 2011 from continuing operations was $0.7 million and for the six months ended June 30, 2012 and June 30, 2011 was $1.4 million. Estimated amortization expense for each of the five succeeding fiscal years is $2.9 million per year. The weighted average amortization period remaining for intangible assets is 10.3 years.

The following sets forth the identified intangible assets by major asset class:

		As of June 30, 2012			As of December 31, 2011
	Useful Life (years)	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Customer relationships	15	$31,895,919	$9,568,776	$22,327,143	$31,895,919	$8,505,578	$23,390,341
Trade names	15	8,049,750	2,414,925	5,634,825	8,049,750	2,146,600	5,903,150
Safety training program	15	1,181,924	354,577	827,347	1,181,924	315,180	866,744
Dispatch software	10	1,135,282	510,877	624,405	1,135,282	454,112	681,170
Other	10	58,300	26,229	32,071	58,300	23,316	34,984

		$42,321,175	$12,875,384	$29,445,791	$42,321,175	$11,444,786	$30,876,389

5. Share-Based Compensation

Stock Options

From time to time, the Company grants stock options, restricted stock or other awards to its employees, including executive officers and directors. Prior to July 9, 2012, these awards were granted pursuant to the Company’s 2008 Incentive Compensation Plan, or the 2008 Plan. On July 9, 2012, at the Company’s 2012 Annual Meeting of Shareholders, the Company’s shareholders approved the Company’s 2012 Incentive Compensation Plan, or the 2012 Plan. No further awards will be made under the 2008 Plan, however, outstanding awards granted under the 2008 Plan will remain subject to the terms and conditions of the 2008 Plan. Any shares of common stock that are available to be granted under the 2008 Plan but which are not subject to outstanding awards under the 2008 Plan, including shares that become available due to the future lapse or forfeiture of outstanding awards, will be added to the 1,022,500 shares of common stock authorized for issuance under the 2012 Plan. As of June 30, 2012, no awards had been issued under the 2012 Plan.

Stock options issued in 2008 under the 2008 plan originally vested over a three-year period. On August 11, 2011, however, the Company exchanged 667,500 of these options, which constituted all of the outstanding options issued in 2008, in a 0.72 to 1 exchange for 480,600 options issued under the 2008 plan (the “Exchange Options”). These Exchange Options vest one-third every four months from the exchange date and the Company will recognize $0.1 million of compensation expense for this exchange over a 12 month period. With respect to the stock options issued in 2010, the standard option vests over a two year period with one fourth vesting every six months, until fully vested. With respect to options, unrelated to the Exchange Options issued in August 2011, vesting took place over a three-year period, with approximately one third vesting on the first, second and third anniversaries of the date of grant. For most grantees, vested options expire at the earlier of either one year after the termination of grantee’s employment by reason of death, disability or retirement, 90 days after termination of the grantee’s employment other than upon grantee’s death, disability or retirement, provided, however, that the Company may elect to extend the expiration beyond this 90-day period, or ten years after the date of grant.

The following table presents a summary of the Company’s stock option activity for the six months ended June 30, 2012.

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at December 31, 2011	2,285,425	$7.49	8.79 years	$2,297,344
Stock options:
Granted	—
Exercised	(25,000)	2.60
Forfeited	(262,500)	8.87

Options outstanding at June 30, 2012	1,997,925	$7.51	8.23 years	$1,077,563

Vested and expected to vest at June 30, 2012	703,444	$5.64	7.23 years	$808,172

Exercisable at June 30, 2012	703,444	$5.64	7.23 years	$808,172

During the three months ended June 30, 2012 and June 30, 2011 the Company recorded total stock based compensation expense from continuing operations of $1.1 million and $0.6 million, respectively. During the six months ended June 30, 2012 and June 30, 2011 the Company recorded total stock based compensation expense of $2.9 million and $1.3 million, respectively, from restricted stock and stock options. No stock-based compensation costs were capitalized for the periods ended

June 30, 2012 or June 30, 2011. As of June 30, 2012, total unrecognized stock-based compensation costs amounted to $7.4 million (net of estimated forfeitures); and is expected to be recorded over a weighted-average period of 2.0 years. During the three and six months ended June 30, 2012 an additional $0.4 million and $0.7 million was recorded to accrue for the executive stock bonuses per the newly implemented, performance based, management bonus plan and is reflected as a current liability in our consolidated financial statements.

At June 30, 2012, after taking into account the amendments to the 2008 incentive compensation plan approved by the company’s shareholders at their special and general annual meeting on June 27, 2011, the subsequent Exchange Options issued August 11, 2011, new awards issued on August 15, 2011, restricted stock grants in first quarter of 2012 (as discussed in the Restricted Stock paragraph below), and 198,511 shares (calculated using the closing price of the common stock on June 30, 2012) reserved for the equity portion of the executive performance incentive compensation plan there were 547,732 shares available for future grants under the 2008 Plan. All of which will be added to the 1,022,500 shares of common stock authorized for issuance under the 2012 Plan approved by the Shareholders in July 2012.

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

6. Property and Equipment

Property and equipment consisted of the following:

	Estimated Life in Years	June 30, 2012	December 31, 2011
Well servicing equipment	3-15 years	$376,820,736	$317,883,278
Autos and trucks	5-10 years	105,260,177	95,667,664
Disposal wells	5-15 years	30,397,527	11,957,960
Building and improvements	5-30 years	9,146,325	7,842,246
Furniture and fixtures	3-10 years	3,114,329	2,426,219
Land		989,219	257,425
Other	3-15 years	161,429	44,204

		525,889,742	436,078,996
Accumulated depreciation		(171,471,593)	(150,134,312)

		$354,418,149	$285,944,684

Depreciation expense from continuing operations was $11.8 million and $22.5 million for the three and six months ended June 30, 2012 and $9.2 million and $18.4 million for the three and six months ended June 30, 2011, respectively.

7. Long-Term Debt

Long-term debt at June 30, 2012 and December 31, 2011 consisted of the following:

	June 30, 2012	December 31, 2011
9% Senior Notes	$280,000,000	$280,000,000
Revolving credit facility	6,000,000	—
Insurance note	2,365,972	7,119,310
3rd party equipment notes	8,953,894	9,030,964

	297,319,866	296,150,274
Less: Current portion	(5,987,887)	(10,517,232)

	$291,331,979	$285,633,042

9% Senior Notes

On June 7, 2011, FES Ltd issued $280.0 million in principal amount of 9% Senior Notes due 2019 (the “9% Senior Notes”). The proceeds of the 9% Senior Notes were used to purchase and redeem 100% of the First Priority Notes and the outstanding Second Priority Notes (described below)issued by two of FES Ltd’s subsidiaries, Forbes Energy Services LLC and Forbes Energy Capital Inc. The 9% Senior Notes mature on June 15, 2019, and require semi-annual interest payments, in arrears, at an annual rate of 9% on June 15 and December 15 of each year until maturity commencing December 15, 2011. No principal payments are due until maturity.

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

The Company is permitted under the terms of the 9% Senior Indenture to incur additional indebtedness in the future, provided that certain financial conditions set forth in the 9% Senior Indenture are satisfied. The Company is subject to certain covenants contained in the 9% Senior Indenture, including provisions that limit or restrict the Company’s and certain future subsidiaries’ abilities to incur additional debt, to create, incur or permit to exist certain liens on assets, to make certain dispositions of assets, to make payments on certain subordinated indebtedness, to pay dividends or certain other payments to equity holders, to engage in mergers, consolidations or other fundamental changes, to change the nature of its business or to engage in transactions with affiliates. As of June 30, 2012, we are in compliance with all covenants in the indenture.

Second Priority Notes

On February 12, 2008, FES LLC and FES CAP issued $205 million in principal amount of 11% senior secured notes due 2015 (together with notes issued in exchange therefore, the “Second Priority Notes”). In May 2011, we commenced a cash tender offer to purchase any and all of the Second Priority Notes then outstanding. In connection with that tender offer, we successfully solicited consents to and implemented amendments that eliminated most of the restrictive covenants and event of default provisions contained in the Indenture governing the Second Priority Notes the “Second Priority Indenture”. In June 2011, pursuant to this tender offer, we purchased 99.8% of the outstanding principal amount of the Second Priority Notes. On June 27, 2011, the Company commenced the redemption of the remaining outstanding Second Priority Notes which closed on July 27, 2011. As a result, the Second Priority Indenture was discharged and all liens relating thereto were released.

First Priority Notes

On October 2, 2009, FES LLC and FES CAP issued to Goldman, Sachs & Co. $20 million in aggregate principal amount of First Lien Floating Rate Notes due 2014 (the “First Priority Notes”), in a private placement in reliance on an exemption from registration under the Securities Act of 1933, as amended. On June 7, 2011, FES Ltd used a portion of the proceeds of the offering of the 9% Senior Notes to purchase all of the aggregate principal amount of the First Priority Notes outstanding at which time the indenture governing the First Priority Notes was discharged and the liens related thereto were released.

Revolving Credit Facility

On September 9, 2011, FES Ltd and its current domestic subsidiaries entered into a loan and security agreement with Regions Bank, SunTrust Bank, CIT Bank and Capital One Leverage Finance Corp., as lenders, and Regions Bank, as agent for the secured parties, or the Agent. The loan and security agreement provides for an asset based revolving credit facility with a maximum initial borrowing credit of $75.0 million, subject to borrowing base availability. As of June 30, 2012, $69.0 million was available under this new credit facility. The loan and security agreement has a stated maturity of September 9, 2016. The proceeds of this credit facility can be used for the purchase of well services equipment, permitted acquisitions, general operations, working capital and other general corporate purposes. There was $6.0 million outstanding under this facility at June 30, 2012 and no borrowings outstanding at August 10, 2012. As of August 10, 2012, there were $1.7 million in letters of credit outstanding against this facility.

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

The loan and security agreement contains customary covenants for an asset-based credit facility, which include (i) restrictions on certain mergers, consolidations and sales of assets; (ii) restrictions on the creation or existence of liens; (iii) restrictions on making certain investments; (iv) restrictions on the incurrence or existence of indebtedness; (v) restrictions on transactions with affiliates; (vi) requirements to deliver financial statements, report and notices to the Agent and (vii) a springing requirement to maintain a consolidated fixed charge coverage ratio (which is defined in the loan and security agreement) of 1.1:1.0 in the event that our excess availability under the credit facility falls below the greater of $11.3 million or 15% of our maximum credit under the facility for sixty consecutive days; provided that, the restrictions described in (i)—(v) above are subject to certain exceptions and permissions limited in scope and dollar value. The loan and security agreement also contains customary representations and warranties and event of default provisions. As of June 30, 2012, we are in compliance with all covenants in the loan and security agreement.

The company recently entered into an amendment to the loan agreement governing our new credit facility, or the Second Amendment. Similar to the first amendment to the Loan Agreement, this Second Amendment modifies certain provisions of the Loan Agreement to, among other things, provide more flexibility on the Borrower Subsidiaries’ ability to enter into equipment leases, purchase money financings and insurance financing transactions. This amendment was effective on July 6, 2012 after the payment of an amendment fee.

Third Party Equipment Notes

During the past few years, the Forbes Group financed the purchase of certain vehicles and equipment through commercial loans with Paccar Financial Group, Mack Financial Services, and Enterprise Fleet Management with aggregate principal amounts outstanding as of June 30, 2012 and December 31, 2011 of approximately $9.0 million. These loans are repayable in a range of 42 to 60 monthly installments with the maturity dates ranging from May 2013 to August 2016. Interest accrues at rates ranging from 4.7% to 7.6% and is payable monthly. The loans are collateralized by equipment purchased with the proceeds of such loans. The Forbes Group paid total principal payments of approximately $1.1 million and $4.3 million for the three months ended June 30, 2012 and year ended December 31, 2011, respectively.

Insurance Notes

During 2011, the Forbes Group entered into a promissory note with First Insurance Funding for the payment of insurance premiums during the period of insurance coverage with an aggregate principal amount outstanding as of June 30, 2012 and December 31, 2011 of approximately $2.4 million and $7.1 million, respectively. This note is payable in 12 monthly installments with maturity date of September 15, 2012. Interest accrues at a rate of approximately 3.6% and is payable monthly. The amount outstanding could be substantially offset by the cancellation of the related insurance coverage.

8. Fair Value of Financial Instruments

The following is a summary of the carrying amounts and estimated fair values of our financial instruments as of June 30, 2012 and December 31, 2011. Fair value is defined as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

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

	June 30, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(dollars in thousands)
9.0% Senior Notes	$280,000	$260,400	$280,000	$261,800

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

Expenses paid to AES related to equipment and aircraft rental were approximately $0.3 million and $0.6 million for the three and six months ended June 30, 2012 and $0.7 million and $1.3 million for the three and six months ended June 30, 2011, respectively.

The Company entered into a waste water disposal operating agreement dated January 1, 2007, with AES pursuant to which AES leased its rights in a certain well bore and receives payments in the form of a minimum fee of $5,000 per month plus $0.15 per barrel injected over 50,000 barrels. Under this agreement, AES also received a “skim oil” payment of 20% of the amount realized by the Company for all oil and hydrocarbons removed from liquids injected into the premises. The agreement term was for three years and was automatically renewed on January 1, 2010 for a three year term. Beginning in January 2008, the Company began paying AES for the use of three additional disposal wells, on a month-to-month basis, without a written contract. The terms of this rental arrangement was on a usage basis. In April 2012, these four disposal wells were purchased by the Company for $14.5 million. The Company paid $7.5 million in April 2012 and the remainder will be paid in October 2012.

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

Expenses paid to AES related to salt water disposal wells were approximately $0.6 million and $1.2 million related to the disposal of waste water for the three and six months ended June 30, 2012 and $0.4 million and $0.7 million for the three and six months ended June 30, 2011, respectively.

The Company has thirteen separate rental or lease agreements with AES for separate parcels of land and buildings. Ten of the leases were entered into at various dates subsequent to December 31, 2006. Ten of the leases are written and three are oral. Each written lease has a five-year term with the Company having the option to extend from between one and five years. Aggregate amounts paid for the thirteen rentals and leases were $0.3 million and $0.7 million for the three and six months ended June 30, 2012 and $0.3 million and $0.7 million for the three and six months ended June 30, 2011, respectively.

For the three months ended June 30, 2012 and 2011 the Company recognized no revenue from AES, total expenses of approximately $1.2 million and $2.6 million, respectively, and capital expenditures of $7.5 million and $17.2 million, respectively. For the six months ended June 30, 2012 and 2011, the Company recognized no revenues, expense of approximately $2.5 million and $5 million, and capital expenditures of approximately $8.6 million and $17.2 million, respectively. Accounts payable to AES as of June 30, 2012 and December 31, 2011 resulting from such transactions were $7.2 million and $0.6 million, respectively. The Company had accounts receivable of $0.4 million from AES as of June 30, 2012 and December 31, 2011.

CJ Petroleum Service LLC, or CJ Petroleum, is a company that owns salt water disposal wells and is owned by Messrs. Crisp and Forbes, two sons of Mr. Crisp, and Janet Forbes, a director of the FES Ltd. In 2010, we began paying CJ Petroleum to use their three disposal wells. The Company recognized no revenue, expenses of approximately $0.2 million, and no capital expenditures for the three months ended June 30, 2012 and June 30, 2011. The Company recognized no revenue, approximate expenses of $0.3 million ,and no capital expenditures for the six months ended June 30, 2012 and June 30, 2011. We had no accounts receivable from CJ Petroleum as of June 30, 2012 and December 31, 2011, respectively. We had accounts payable of approximately $0.1 million to CJ Petroleum as of June 30, 2011 and December 31, 2011.

Dorsal Services, Inc. is a trucking service provider that provides services to the Company. Mr. Crisp, an executive officer and director of FES, Ltd, and Denyce Crisp, the ex-wife of John Crisp, are partial owners of Dorsal Services, Inc. The Company recognized no revenues, expenses of approximately $50,000 and $0.1 million and no capital expenditures to Dorsal Services Inc. for the three months ended June 30, 2012 and June 30, 2011, respectively. The company recognized no revenues, expenses of approximately $0.1 million and $0.3 million for the six months ended June 30, 2012 and June 30, 2011, respectively. The Company had accounts payable to Dorsal Services, Inc. of $2,000 and $12,000 as of June 30, 2012 and December 31, 2011 respectively. The Company had accounts receivable from and accounts payable to Dorsal Services, Inc. of approximately $0.1 million as of June 30, 2012 and December 31, 2011.

Tasco Tool Services, Inc. is a down-hole tool company that is partially owned and managed by a company that is owned by Mr. Forbes, both an executive officer and director of FES Ltd., along with Robert Jenkins, a manager of one of the subsidiaries of FES Ltd. Tasco rents and sells tools to the Company from time to time. The Company had no revenues from Tasco and recognized expenses of approximately $34,000 and $51,000 and no capital expenditures related to transactions with Tasco for the three months ended June 30, 2012 and June 30, 2011, respectively. For the six months ended June 30, 2012 and June 30, 2011 the company had no revenues, expenses of approximately $49,000 and $0.1 million, and no capital expenditures. The Company had no accounts receivable and accounts payable to Tasco as of June 30, 2012 and December 31, 2011 were $0 and $0.1 million, respectively resulting from these transactions.

FCJ Management, LLC or FCJ, is an entity that leases land and facilities to the Company and is owned by Messrs. Crisp and Forbes and Robert Jenkins, a manager of one of the subsidiaries of FES Ltd. The Company recognized expenses of $9,000 for the three months ended June 30, 2012 and June 30, 2011. The Company had expenses of $18,000 for the six months ended June 30, 2012 and June 30, 2011. No revenues have been recognized from FCJ for any period. The Company had no accounts receivable from or accounts payable to FCJ as of June 30, 2012 and December 31, 2011.

C&F Partners, LLC is an entity that is owned by Messrs. Crisp and Forbes. The Company recognized no revenues, expenses of approximately $36,000 and $0.1 million and no capital expenditures for the three months ended June 30, 2012 and June 30, 2011, respectively. All expenses are related to aircraft rental. The Company recognized no revenues, expenses of approximately $0.2 million and no capital expenditures for the six months ended June 30, 2012 and June 30, 2011. There were no accounts receivable or accounts payable as of June 30, 2012 and December 31, 2011, respectively. As of April 2012, the Company has no further transactions with this entity.

Resonant Technology Partners is a computer networking group that provides services to the Company. Travis Burris, a director of the Company has a noncontrolling interest in the computer networking company. The company recognized expenses of approximately $0.2 million and $0.1 million and capital expenditures of approximately $0.1 million and $0 for the three months ended June 30, 2012 and June 30, 2011, respectively. The company recognized expenses of $0.3 million and $0.1 million and capital expenditures of approximately $0.2 million and $0 million for the six months ended June 30, 2012 and June 30, 2011, respectively. The Company had accounts payable of approximately $0.2 million and $0.1 million as of June 30, 2012 and December 31, 2011, respectively.

Wolverine Construction, Inc. is an entity that is owned by two sons and a brother of Mr. Crisp, an executive officer and director of FES Ltd., and a son of Mr. Forbes, an executive officer and director of FES Ltd. During the time when Wolverine was engaged by the Company to provide construction and site preparation services to certain customers of the Company, the sons and brother of Mr. Crisp were full time employees of the Company. The Company provided additional services to customers that were sub-contracted to Wolverine beginning in the fiscal year 2010 until June 2011 when the Company ceased offering such services.

The Company recognized no capital expenditures, no revenues and expenses of less than $0.1 million and approximately $3 million, for the three months ended June 30, 2012 and June 30, 2011, respectively. The company had no revenues and expenses of approximately $31,000 and $5 million for the six months ended June 30, 2012 and June 30, 2011, respectively. The Company had no accounts receivable from Wolverine as of June 30, 2012 and approximately $1.1 million as of December 31, 2011. The Company had accounts payable due Wolverine of approximately $0.1 million and $7,000 as of June 30, 2012 and December 31, 2011 respectively.

JITSU Services, LLC, or JITSU, is a financial leasing company that, since October 2010, provides services to the Company. The Company currently leases ten vacuum trucks from JITSU. Janet Forbes and Mr. Crisp are owners of JITSU. For the three months ended June 30, 2012 and June 30, 2011, the Company recognized no revenues and expenses of approximately $0.1 million and no capital expenditures from transactions with JITSU. The Company recognized no revenues, expenses of approximately $0.2 million, and no capital transactions for the six months ended June 30, 2012 and June 30, 2011. As of June 30, 2012 and December 31, 2011, the company had no accounts receivable from or accounts payable to JITSU.

Texas Quality Gate Guard Services, LLC, or Texas Quality Gate Guard Services, is an entity owned by Messrs. Crisp and Forbes and a son of Mr. Crisp, an executive officer and director of FES Ltd., which said son during that time was also a full time employee of the Company. Since October 2010, Texas Quality Gate Guard Services has provided security services to the Company. The Company bills its customers for these services without a markup. For the three months ended June 30, 2012 and June 30, 2011, the Company recognized no revenues, expenses of approximately $0.1 million and $0.1 million and no capital expenditures from transactions with Texas Quality Gate Guard Services. The Company recognized no revenues, expenses of approximately $0.3 million and $0.1 million, and no capital expenditures for the six months ended June 30, 2012 and June 30, 2011, respectively. As of June 30, 2012 and December 31, 2011, the company had no accounts receivable and accounts payable to Texas Quality Gate Guard of approximately $0 and $0.1 million, respectively.

Animas Holdings, LLC, or Animas, is a property and disposal company that is owned by the two sons of Mr. Crisp and three children of Mr. Forbes and Ms. Forbes. As of April 26, 2010, TES entered into a waste water disposal operating agreement with Animas whereby TES agrees to pay a monthly operational fee of $4,000 per month, plus $0.08 per barrel over 50,000 barrels per month. Animas agrees to pay TES ten percent of all skim oil payments obtained from this waste water disposal. The Company also has an oral agreement with Animas for the rental of two truck yards. The Company pays Animas $8,500 per month for the use of the two properties. For the three months ended June 30, 2012 and June 30, 2011, the Company recognized no revenues; expenses of approximately $0 and $0.1 million and no capital expenditures from transactions with Animas Holding, LLC. For the six months ended June 30, 2012 and June 30, 2011, the Company recognized no revenues; expenses of $26,000 and $0.2 million, and no capital expenditures, respectively. As of June 30, 2012 and December 31, 2011, the Company had no accounts receivable and accounts payable of $0 and $31,000 to Animas Holding, LLC.

The Company has a relationship with Texas Champion Bank. Travis Burris, one of the directors of FES Ltd., is also the President, Chief Executive Officer, and director of Texas Champion Bank. Mr. Crisp, our President and Chief Executive Officer, serves on the board of directors of Texas Champion Bank. As of June 30, 2012 and December 31, 2011, the Company had $0.6 million and $2.4 million, respectively, on deposit with this bank.

Daniel Crisp, a son of John E. Crisp, the Chief Executive Officer of the Company, was employed as a manager by C.C. Forbes, LLC and TX Energy Services, LLC, both subsidiaries of the Company, until March 2012. Daniel Crisp received salary compensation of $199,831 in 2011 and $99,000 during the portion of 2012 when he was working for the Company. Daniel Crisp received an option to purchase 200,000 shares of common stock at $28.00 per share in May 2008, which award vested over three years. He received an option to purchase 25,000 shares of common stock at $2.60 per share in August 2010, which award vests over two years. Daniel Crisp tendered his May 2008 options in the previously discussed 2011 Option Exchange and received new options to purchase 36,000 shares of common stock, at an exercise price of $9.32 per share, which award vests over one year. On August 15, 2011, Daniel Crisp received options to purchase 214,000 shares of common stock, at an exercise price of $9.16 per share, which award vests over three years. When Daniel Crisp ceased working for the Company all unvested options were for forfeited. Daniel Crisp exercised 18,750 stock options on June 1, 2012 and the remaining vested options were forfeited on June 6, 2012.

Marcus Crisp, a brother of John E. Crisp, is employed as the West Texas Fluids Manager by C.C. Forbes, LLC and TX Energy Services, LLC, both subsidiaries of the Company. Marcus Crisp received salary compensation of $171,567 in 2011 and $121,644 during for the first half of 2012. Marcus Crisp received an option to purchase 12,500 shares of common stock at $28.00 per share in May 2008, which award vested over three years. He received an option to purchase 18,750 shares of common stock at $2.60 per share in August 2010, which award vests over two years. Marcus Crisp tendered his May 2008 options in the previously discussed 2011 Option Exchange and received new options to purchase 9,000 shares of common stock, at an exercise price of $9.32 per share. In August 2011, Marcus Crisp received options to purchase 125,000 shares of common stock, at an exercise price of $9.16 per share, which award vests over three years. In February 2012, Marcus Crisp was granted a restricted stock award in the amount of 41,666 shares, vesting one year from the date of grant.

Messrs. Crisp and Forbes are directors and shareholders of Brush Country Bank, an institution with which the Company conducts business. As of June 30, 2012 and December 31, 2011, the Company had $0.1 million and $0.9 million on deposit with this bank.

10. Commitments and Contingencies

Concentrations of Credit Risk

Financial instruments which subject the Forbes Group to credit risk consist primarily of cash balances maintained in excess of federal depository insurance limits and trade receivables. All of our non-interest bearing cash balances were fully insured at June 30, 2012 due to a temporary federal program in effect from December 31, 2010 through December 31, 2012. Under the program, there is no limit to the amount of insurance for eligible accounts. Beginning 2013, insurance coverage will revert to $250,000 per depositor at each financial institution, and our non-interest bearing cash balances may again exceed federally insured limits. The Forbes Group restricts investment of temporary cash investments to financial institutions with high credit standings. The Forbes Group’s customer base consists primarily of multi-national and independent oil and natural gas producers. The Forbes Group does not require collateral on its trade receivables. For the three months ended June 30, 2012 the Company's largest customer, five largest customers, and ten largest customers constituted 9.5%, 38.2%, and 58.9% of revenues, respectively. For the six months ended June 30, 2012 the Company's largest customer, five largest customers, and ten largest customers constituted 11.5%, 39.3%, 58.0% and of revenues, respectively. The loss of any one of our top five customers would have a negative impact on the revenues and profits of the company. Further, our trade accounts receivable are from companies within the oil and natural gas industry and as such the Forbes Group is exposed to normal industry credit risks. The Forbes Group continually evaluates its reserves for potential credit losses and establishes reserves for such losses.

Self-Insurance

The Forbes Group is self-insured under its Employee Group Medical Plan for the first $125,000 per individual plus a $235,000 aggregate specific deductible. Incurred and unprocessed claims as of June 30, 2012 and December 31, 2011 amount to approximately $4.7 and $3.9 million, respectively. These claims are unprocessed and therefore their values are estimated and included in accrued expenses in the accompanying condensed consolidated balance sheets.

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

11. Supplemental Cash Flow Information

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Cash paid for
Interest	$12,815,820	$11,359,783	$13,009,848	$24,268,829
Income tax	$225,025	$—	$450,025	$—
Supplemental schedule of non-cash investing and financing activities
Changes in accounts payable related to capital expenditures	$(8,822,182)	$1,078,562	$(241,392)	$1,792,137
Capital leases on equipment	$1,067,111	$2,045,638	$1,947,107	$2,557,308
Preferred shares dividends and accretion costs	$10,371	$1,084,271	$20,742	$201,687
Adjustment to reclass dividends payable from temporary equity to liabilities	$—	$612,565	$—	$612,565

12. Earnings per Share

Basic earnings per share (“EPS”) is computed by dividing net income available to common shareholders by the weighted average common shares outstanding during the period. Diluted earnings (loss) per share takes into account the potential dilution that could occur if securities or other contracts to issue common shares, such as warrants, options and convertible preference shares, were exercised and converted into common shares. Potential common stock equivalents that have been issued by the Forbes Group relate to outstanding stock options and restricted stock which are determined using the treasury stock method, and the Series B Senior Convertible Preferred Shares (the “Series B Preferred Shares”), which are determined using the “if converted” method. In applying the if-converted method, conversion is not assumed for purposes of computing diluted EPS if the effect would be antidilutive. As of June 30, 2012 and June 30, 2011, there were 2.0 million and 1.3 million options to purchase common shares outstanding, respectively and 588,059 Series B Senior Convertible Preferred Shares. The preferred stock is convertible at a rate of nine common shares to one Series B Preferred Share.

The Company has determined that the Series B Preferred Shares are participating securities under ASC 260. Under ASC 260, a security is considered a participating security if the security may participate in undistributed earnings with common stock, whether that participation is conditioned upon the occurrence of a specified event or not. In accordance with ASC 260, a company is required to use the two-class method when computing EPS when a company has a security that qualifies as a “participating security.” The two-class method is an earnings allocation formula that determines EPS for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. A participating security is included in the computation of basic EPS using the two-class method. Under the two-class method, basic EPS for the Company’s common shares is computed by dividing net income applicable to common shares by the weighted-average common shares outstanding during the period. Under the certificate of designation for our Series B Preferred Shares (the “Series B Certificate of Designation”), if at any time the Company declares a dividend in cash which is greater in value than five percent on a cumulative basis over the previous twelve month period of the then current “Common Share Fair Market Value,” as that term is defined in the Series B Certificate of Designation, the Series B Preferred Shares will be entitled to receive a dividend payable in cash equal to the amount in excess of five percent of the then Common Share Fair Market Value per common share they would have received if all outstanding Series B Preferred Shares had been converted into common shares. There were no earnings allocated to the Series B Preferred Shares for the quarter ended June 30, 2012 since earnings for the quarter were not in excess of amounts prescribed by the Series B Certificate of Designation for our Series B Preferred Shares. Diluted EPS for the Company’s common shares is computed using the more dilutive of the two-class method or the if-converted method. The following table sets forth the reconciliation of weighted average shares outstanding and diluted weighted average shares outstanding:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Weighted average shares outstanding	21,055,642	20,918,400	21,020,628	20,918,400
Dilutive effect of stock options and restricted stock	277,279	—	307,885	—
Dilutive effect of preferred shares	5,292,531	—	5,292,531	—

Diluted weighted average shares outstanding	26,625,452	20,918,400	26,621,044	20,918,400

There were 1,997,925 shares subject to outstanding stock options and 83,332 restricted stock units outstanding as of June 30, 2012, and 5,292,531 common share equivalents underlying the Series B Preferred Shares that were included in the calculation of diluted EPS for the three and six months ended June 30, 2012. There were 1,305,000 million stock options outstanding as of June 30, 2011 and 5,292,531 common share equivalents underlying the Series B Preferred Shares that were not included in the calculation of diluted EPS for the three and six months ended June 30, 2011 because their effect would have been antidilutive.

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Basic:
Net income (loss)	$1,020,343	$(24,694,702)	$7,362,953	$(22,790,184)
Preferred stock dividends and accretion	(194,139)	1,084,271	(388,278)	201,687

Net income attributable to common stockholders	826,204	(23,610,431)	6,974,675	(22,588,497)

Weighted-average common shares	21,055,642	20,918,400	21,020,628	20,918,400

Basic income per share	$0.04	$(1.13)	$0.33	$(1.08)

Diluted:
Net income	$1,020,343	$(24,694,702)	$7,362,953	$(22,790,184)
Preferred stock dividends and accretion	—	1,084,271	—	201,687

Net income attributable to common stockholders	1,020,343	(23,610,431)	7,362,953	(22,588,497)

Weighted-average common shares	26,625,452	20,918,400	26,621,044	20,918,400

Diluted income per share	$0.04	$(1.13)	$0.28	$(1.08)

13. Income Taxes

The Company’s tax expense from application of the effective tax rate for the six months ended June 30, 2012 was estimated to be 44.6% based on pre-tax income of $14.2 million. For the six months ended June 30, 2011, the Company’s effective tax rate was 31.5%. The difference between the effective rate and 35.0% statutory rate is primarily related to changes in forecast, Texas Margins Tax and other non-deductible expenses.

The Forbes Group is subject to the Texas Margins Tax. The Texas Margins Tax is a tax equal to one percent of Texas-sourced revenue reduced by the greater of (a) cost of goods sold (as defined by Texas law), (b) compensation (as defined by Texas law) or (c) thirty percent of the Texas-sourced revenue. The Forbes Group accounts for the revised Texas Franchise tax in accordance with ASC 740, as the tax is derived from a taxable base that consists of income less deductible expenses. As of June 30, 2012, the estimated annual franchise tax expense is estimated to be approximately $0.8 million for 2012.

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

Fluid Logistics and Other

The fluid logistics and other segment consists of operations in the U.S., which provide, transport, store and dispose of a variety of drilling and produced fluids used in and generated by oil and natural gas production activities. These services are required in most work-over and completion projects and are routinely used in daily producing well operations. In the fiscal year 2010, the Company began providing site preparation services which were complementary to the traditional services offered by the Company. Wolverine Construction, Inc., a related party, was sub-contracted to complete such services. The Company ceased offering these services in June 2011. The following table sets forth certain financial information from continuing operations with respect to the Company’s reportable segments in (000)’s for the three and six months ended June 30, 2012 and June 30, 2011:

	Three months ended June 30,			Six months ended June 30,
	Well Servicing	Fluid Logistics	Consolidated	Well Servicing	Fluid Logistics	Consolidated
2012
Operating revenues	$51,315	$68,470	$119,785	$103,554	$147,715	$251,269
Direct operating costs	37,453	49,354	86,807	76,541	104,210	180,751

Segment profits	$13,862	$19,116	$32,978	$27,013	$43,505	$70,518

Depreciation and amortization	$5,689	$6,776	$12,465	$11,271	$12,615	$23,886
Capital expenditures	7,437	30,134	37,571	18,122	73,219	91,341
Total assets	505,676	443,135	948,811	505,676	443,135	948,811
2011
Operating revenues	$42,035	$68,783	$110,818	$78,449	$127,030	$205,479
Direct operating costs	34,388	50,690	85,078	64,149	92,913	157,062

Segment profits	$7,647	$18,093	$25,740	$14,300	$34,117	$48,417

Depreciation and amortization	$5,053	$4,489	$9,542	$10,247	$8,969	$19,216
Capital expenditures	15,980	7,485	23,465	20,399	7,673	28,072
Total assets	398,079	315,436	713,515	398,079	315,436	713,515

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Reconciliation of the Forbes Group Operating Income As Reported:
Segment profits	$32,978	$25,740	$70,518	$48,417
General and administrative expense	8,075	13,107	18,745	18,797
Depreciation and amortization	12,465	9,542	23,886	19,216
Operating income	12,438	3,091	27,887	10,404
Other income and expenses, net	(6,841)	(42,147)	(13,713)	(49,074)

Income from continuing operations before income taxes	$5,597	$(39,056)	$14,174	$(38,670)

	June 30, 2012	December 31, 2011
Reconciliation of the Forbes Group Assets As Reported:
Total reportable segments	$948,811	$859,869

Elimination of internal transactions	(1,399,449)	(1,280,509)

Parent	986,084	971,063

Total assets	$535,446	$550,423

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

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)

Condensed Consolidated Balance Sheets (unaudited)

As of June 30, 2012

	Parent/Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$940,156	$8,866,839	$—	$—	$9,806,995
Accounts receivable	1,176,189	105,317,279	—	(363,598)	106,129,870
Other current assets	450,000	6,029,056	—	—	6,479,056

Total current assets	2,566,345	120,213,174	—	(363,598)	122,415,921
Property and equipment, net	—	354,418,149	—	—	354,418,149
Investments in affiliates	63,597,849	208,166,568	—	(271,764,417)	—
Intercompany receivables	328,711,659	—	10,972,799	(339,684,458)	0
Intercompany note receivable	—	—	—	—	—
Other intangible assets, net	—	29,445,791	—	—	29,445,791
Deferred financing costs—net	6,560,714	2,190,974	—	—	8,751,688
Restricted cash	—	16,545,523	—	—	16,545,523
Other assets	3,000	3,866,088	—	—	3,869,088
Noncurrent assets held for sale	—	—	—	—	—

Total assets	$401,439,567	$734,846,267	$10,972,799	$(611,812,473)	$535,446,160

Liabilities and Shareholders’ Equity
Current liabilities
Current portions of long-term debt	$—	$5,987,887	$—	$—	$5,987,887
Trade accounts payable	16,450	39,428,535	—	(363,598)	39,081,387
Accrued dividends	61,259	—	—	—	61,259
Other liabilities	351,610	14,055,219	—	—	14,406,829

Total current liabilities	429,319	59,471,641	—	(363,598)	59,537,362
Long-term debt—net	280,000,000	11,331,979	—	—	291,331,979
Intercompany payables	—	326,490,716	13,193,741	(339,684,457)	—
Intercompany notes payable	—	—	—	—	—
Deferred tax liability	(29,652,157)	63,627,640	(61,069)	—	33,914,414

Total liabilities	250,777,162	460,921,976	13,132,672	(340,048,055)	384,783,755

Series B convertible shares	14,497,525	—	—	—	14,497,525
Shareholders’ equity:	136,164,880	273,924,291	(2,159,873)	(271,764,418)	136,164,880

Total liabilities and equity	$401,439,567	$734,846,267	$10,972,799	$(611,812,473)	$535,446,160

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)

Condensed Consolidated Balance Sheets

As of December 31, 2011

	Parent/Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$15,565,491	$20,988,105	$46,495	$—	$36,600,091
Accounts receivable	29,566,358	106,853,245	1,493,791	(991,356)	136,922,038
Other current assets	10,599	10,274,046	—	—	10,284,645

Total current assets	45,142,448	138,115,396	1,540,286	(991,356)	183,806,774
Property and equipment, net	—	285,944,684	—	—	285,944,684
Investments in affiliates	26,209,153	163,532,443	—	(189,741,596)	—
Intercompany receivables	335,660,170	—	11,502,122	(347,162,292)	—
Intercompany note receivable	1,024,301	—	—	(1,024,301)	—
Other intangible assets, net	—	30,876,389	—	—	30,876,389
Deferred financing costs—net	6,976,241	2,427,576	—	—	9,403,817
Restricted cash	—	16,150,433	—	—	16,150,433
Other assets	14,890	11,482	4,504	—	30,876
Noncurrent assets held for sale	2,138,704	21,572,656	498,720	—	24,210,080

Total assets	$417,165,907	$658,631,059	$13,545,632	$(538,919,545)	$550,423,053

Liabilities and Shareholders’ Equity
Current liabilities
Current portions of long-term debt	$—	$10,517,233	$—	$—	$10,517,233
Trade accounts payable	10,684,760	41,120,820	(16,198)	—	51,789,382
Accrued dividends	61,259	—	—	—	61,259
Other liabilities	22,237,502	10,870,949	1,564,732	—	34,673,183

Total current liabilities	32,983,521	62,509,002	1,548,534	—	97,041,057
Long-term debt—net	280,000,000	5,633,042	—	—	285,633,042
Intercompany payables	—	334,959,907	13,193,742	(348,153,649)	—
Intercompany notes payable	—	—	1,024,301	(1,024,301)	—
Deferred tax liability	(36,074,758)	63,627,638	(61,069)	—	27,491,811

Total liabilities	276,908,763	466,729,589	15,705,508	(349,177,950)	410,165,910

Series B convertible shares	14,476,783	—	—	—	14,476,783
Shareholders’ equity:	125,780,361	191,901,470	(2,159,876)	(189,741,595)	125,780,360

Total liabilities and equity	$417,165,907	$658,631,059	$13,545,632	$(538,919,545)	$550,423,053

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)

Condensed Consolidated Statement of Operations (unaudited)

For the three months ended June 30, 2012

	Parent/Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenue
Well servicing	$—	$51,514,002	$—	$(199,617)	$51,314,385
Fluid logistics and other	—	68,538,846	—	(68,473)	68,470,373

Total revenues	—	120,052,848	—	(268,090)	119,784,758

Expenses
Well servicing	279,085	37,242,101	—	(68,473)	37,452,713
Fluid logistics and other	—	49,553,936	—	(199,617)	49,354,319
General and administrative	1,224,833	6,849,877	—	—	8,074,710
Depreciation and amortization	—	12,465,442	—	—	12,465,442

Total expenses	1,503,918	106,111,356	—	(268,090)	107,347,184

Operating income (loss)	(1,503,918)	13,941,492	—	—	12,437,574
Other income (expense)
Interest expense - net	(6,517,019)	(323,797)	—	—	(6,840,816)
Equity in income of affiliates	13,617,695	—	—	(13,617,695)	—

Income before taxes	5,596,758	13,617,695	—	(13,617,695)	5,596,758
Income tax expense	2,950,257	—	—	—	2,950,257

Net income from continuing operations	2,646,501	13,617,695	—	(13,617,695)	2,646,501
Net loss from discontinued operations, net of tax expense	(1,626,158)	—	—	—	(1,626,158)

Net income	$1,020,343	$13,617,695	$—	$(13,617,695)	$1,020,343

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)

Condensed Consolidated Statement of Operations (unaudited)

For the three months ended June 30, 2011

	Parent/Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenue
Well servicing	$—	$42,034,263	$—	$—	$42,034,263
Fluid logistics and other	—	68,783,378	—	—	68,783,378

Total revenues	—	110,817,641	—	—	110,817,641

Expenses
Well servicing	758,199	33,629,458	—	—	34,387,657
Fluid logistics and other	—	50,690,794	—	—	50,690,794
General and administrative	8,333,651	4,773,250	—	—	13,106,901
Depreciation and amortization	—	9,541,539	—	—	9,541,539

Total expenses	9,091,850	98,635,041	—	—	107,726,891

Operating income (loss)	(9,091,850)	12,182,600	—	—	3,090,750
Other income (expense)
Interest expense - net	(6,674,763)	(125,098)	—	—	(6,799,861)
Other income (expense) - net	(35,415,733)	69,104	—	—	(35,346,629)
Equity in income of affiliates	12,126,606	—	—	(12,126,606)	—

Income (loss) before taxes	(39,055,740)	12,126,606	—	(12,126,606)	(39,055,740)
Income tax benefit	(12,489,453)	—	—	—	(12,489,453)

Net income (loss) from continuing operations	(26,566,287)	12,126,606	—	(12,126,606)	(26,566,287)
Net income from discontinued operations, net of tax expense	1,871,585	—	—	—	1,871,585

Net income (loss)	$(24,694,702)	$12,126,606	$—	$(12,126,606)	$(24,694,702)

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)

Condensed Consolidated Statement of Operations (unaudited)

For the six months ended June 30, 2012

	Parent/Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenue
Well servicing	$—	$103,753,816	$—	$(199,617)	$103,554,199
Fluid logistics and other	—	147,783,612	—	(68,473)	147,715,139

Total revenues	—	251,537,428	—	(268,090)	251,269,338

Expenses
Well servicing	911,676	75,697,917	—	(68,473)	76,541,120
Fluid logistics and other	—	104,409,718	—	(199,617)	104,210,101
General and administrative	2,761,413	15,983,048	—	—	18,744,461
Depreciation and amortization	—	23,886,158	—	—	23,886,158

Total expenses	3,673,089	219,976,841	—	(268,090)	223,381,840

Operating income (loss)	(3,673,089)	31,560,587	—	—	27,887,498
Other income (expense)
Interest expense - net	(13,032,528)	(680,472)	—	—	(13,713,000)
Equity in income of affiliates	30,880,115	—	—	(30,880,115)	—

Income before taxes	14,174,498	30,880,115	—	(30,880,115)	14,174,498
Income tax expense	6,317,008	—	—	—	6,317,008

Net income from continuing operations	7,857,490	30,880,115	—	(30,880,115)	7,857,490
Net loss from discontinued operations, net of tax expense	(494,537)	—	—	—	(494,537)

Net income	$7,362,953	$30,880,115	$—	$(30,880,115)	$7,362,953

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)

Condensed Consolidated Statement of Operations (unaudited)

For the six months ended June 30, 2011

	Parent/Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenue
Well servicing	$—	$78,448,693	$—	$—	$78,448,693
Fluid logistics and other	—	127,030,201	—	—	127,030,201

Total revenues	—	205,478,894	—	—	205,478,894

Expenses
Well servicing	1,293,876	62,855,329	—	—	64,149,205
Fluid logistics and other	—	92,913,371	—	—	92,913,371
General and administrative	10,628,283	8,168,321	—	—	18,796,604
Depreciation and amortization	—	19,216,212	—	—	19,216,212

Total expenses	11,922,159	183,153,233	—	—	195,075,392

Operating income (loss)	(11,922,159)	22,325,661	—	—	10,403,502
Other income (expense)
Interest expense - net	(13,234,231)	(493,889)	—	—	(13,728,120)
Other income (expense) - net	(35,414,833)	69,104	—	—	(35,345,729)
Equity in income of affiliates	21,900,876	—	—	(21,900,876)	—

Income (loss) before taxes	(38,670,347)	21,900,876	—	(21,900,876)	(38,670,347)
Income tax benefit	(12,191,067)	—	—	—	(12,191,067)

Net income (loss) from continuing operations	(26,479,280)	21,900,876	—	(21,900,876)	(26,479,280)
Net income from discontinued operations, net of tax expense	3,689,096	—	—	—	3,689,096

Net income (loss)	$(22,790,184)	$21,900,876	$—	$(21,900,876)	$(22,790,184)

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)

Condensed Consolidated Statement of Cash Flows (unaudited)

For the six months ended June 30, 2012

	Parent/Issuer	Guarantors	Non-Guarantors	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(20,600,269)	$65,588,460	$(46,495)	$44,941,696

Cash flows from investing activities:
Proceeds from sale of property and equipment	—	14,284,764	—	14,284,764
Change in restricted cash	—	(395,090)	—	(395,090)
Purchases of property and equipment	—	(89,571,226)	—	(89,571,226)
Change in deposits on assets held for sale	—	—	—	—

Net cash used in investing activities	—	(75,681,552)	—	(75,681,552)

Cash flows from financing activities:
Payments on debt	—	(1,947,107)	—	(1,947,107)
Proceeds from revolving credit facility	6,000,000	—	—	6,000,000
Other	(297,536)	(81,067)	—	(378,603)

Net cash used in financing activities	5,702,464	(2,028,174)	—	3,674,290

Effect of currency translation	272,470	—	—	272,470

Net decrease in cash	(14,625,335)	(12,121,266)	(46,495)	(26,793,096)
Cash and cash equivalents
Beginning of period	15,565,491	20,988,105	46,495	36,600,091

End of period	$940,156	$8,866,839	$—	$9,806,995

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)

Condensed Consolidated Statement of Cash Flows (unaudited)

For the six months ended June 30, 2011

	Parent/Issuer	Guarantors	Non-Guarantors	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(34,161,267)	$11,305,357	$(65,950)	$(22,921,860)

Cash flows from investing activities:
Proceeds from sale of property and equipment	—	527,102	—	527,102
Change in restricted cash	(23,213,666)	16,128,456	—	(7,085,210)
Purchases of property and equipment	—	(23,678,077)	—	(23,678,077)
Change in deposits on assets held for sale	—	—	—	—

Net cash provided by (used in) investing activities	(23,213,666)	(7,022,519)	—	(30,236,185)

Cash flows from financing activities:
Payments on debt	—	(2,557,308)	—	(2,557,308)
Retirement of Second Priority Notes	(212,500,000)	—	—	(212,500,000)
Proceeds from issuance of Senior Notes	280,000,000	—	—	280,000,000
Other	(7,418,175)	—	—	(7,418,175)

Net cash used in financing activities	60,081,825	(2,557,308)	—	57,524,517

Effect of currency translation	94,435	—	—	94,435

Net decrease in cash	2,801,327	1,725,530	(65,950)	4,460,907
Cash and cash equivalents
Beginning of period	8,954,723	21,388,712	115,022	30,458,457

End of period	$11,756,050	$23,114,242	$49,072	$34,919,364

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

The Company paid a closing fee to the Investors of $290,400 which is netted with the proceeds from the sale of the Series B Preferred Stock in temporary equity on the consolidated balance sheet. The value of the Series B Preferred Stock, for accounting purposes, is being accreted up to redemption value from the date of issuance to the earliest redemption date of the instrument using the effective interest rate method. If the Series B Preferred Stock had been redeemed as of June 30, 2012 and December 31, 2011, the redemption amount would have been approximately $14.5 million in each instance.

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

Preferred stock dividends are recorded at their fair value. If paid in cash, the amount paid represents fair value. If paid in kind, the fair value of the preferred stock dividends is determined using valuation techniques that include a component representing the intrinsic value of the dividends (which represents the fair value of the common stock into which the preferred stock could be converted) and an option component (which is determined using a Black-Scholes Option Pricing Model). Dividends and accretion for the three and six months ended June 30, 2012 were $0.2 million and $0.4 million. Dividends for the quarterly periods ended November 28, 2011, February 28, 2011, and May 28, 2011 were not paid on the Series B preferred shares. Amounts were accrued representing the fair value of shares expected to be paid in kind.The Company had not paid these dividends in cash at that time due to certain restrictions in the indentures governing the Second Priority Notes and the First Priority Notes, and had not paid these dividends in-kind because the Toronto Stock Exchange had taken the position that, in light of the market price of the Company’s common shares, the issuance of additional shares of Series B Preferred Stock as a dividend in-kind would violate Toronto Stock Exchange rules regarding the issuance of discounted shares, unless the Company received shareholder approval for such an issuance (which we subsequently received). After the extinguishment of the Second Priority Notes and the First Priority Notes, the Company was no longer restricted from paying cash dividends as the indenture governing the 9% Senior Notes specifically allowed cash dividends on the Series B Preferred Stock up to specific levels. During the quarter ended June 30, 2011, cumulative preferred dividends were remeasured using the contractual 5% rate. An adjustment of $1.1 million and $0.2 million was reflected as a component of preferred shares dividends in the statement of operations for the three and six months ended June 30, 2011. Since then, quarterly dividends have been paid in cash. The Company currently intends to pay all future dividends in cash.

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

The Company has retained a small office in Mexico, which will operate on a temporary basis while the Company collects outstanding receivables from PEMEX. In connection with the expiration of its contract with PEMEX, the Company expects the release of the performance bond posted in connection with such contract, which should result in approximately $13.6 million being released from restricted cash.

The following table presents the results of discontinued operations:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(dollars in thousands)
Revenues	$—	$16,236	$2,787	$28,538
Expenses
Direct costs	—	11,930	3,683	20,777
General and administrative	2,173	801	2,887	1,028
Depreciation and amortization	—	461	—	895

Total expenses	2,173	13,192	6,570	22,700

Operating income (loss)	(2,173)	3,044	(3,783)	5,838
Interest income	—	7	—	13
Interest expense	—	(2)	(1)	(4)
Other income (expense)	—	—	—	—
Gain on sale of assets	121	1	3,668	—

Income before income taxes	(2,052)	3,050	(116)	5,847
Income tax expense (benefit)	(426)	1,178	379	2,158

Net income (loss)	$(1,626)	$1,872	$(495)	$3,689

18. Subsequent Events

Subsequent events have been evaluated through the filing date of this 10-Q.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We currently provide a wide range of services to a diverse group of companies. Through the six months ended June 30, 2012, we provided services to over 550 companies. Our blue-chip customer base includes Anadarko Petroleum Corporation, Chesapeake Energy Corporation, ConocoPhillips Company, Rosetta Resources, Inc., and Shell Oil Company, among others. John E. Crisp, Charles C. Forbes, and our senior management team, have cultivated deep and ongoing relationships with these customers during their average of over 35 years of experience in the oilfield services industry. For the three and six months ended June 30, 2012, we generated consolidated revenues of approximately $119.8 million and $251.3 million.

We currently conduct our operations through the following two business segments:

•

Well Servicing. Our well servicing segment comprised 42.8% and 41.2% of consolidated revenues for the three and six months ended June 30, 2012. At June 30, 2012, our well servicing segment utilized our modern fleet of 162 owned well servicing rigs, which included 152 workover rigs, 10 swabbing rigs, and related assets and equipment. These assets are used to provide (i) well maintenance, including remedial repairs and removal and replacement of downhole production equipment, (ii) well workovers, including significant downhole repairs, re-completions and re-perforations, (iii) completion and swabbing activities, and (iv) plugging and abandoning services. In addition, we have a fleet of nine tubing testing units that are used to conduct pressure testing of oil and natural gas production tubing.

•

Fluid Logistics and Other. Our fluid logistics and other segment comprised 57.2% and 58.8% of consolidated revenues for the three and six months ended June 30, 2012. Our fluid logistics segment utilized our fleet of owned or leased fluid transport trucks and related assets, including specialized vacuum, high-pressure pump and tank trucks, frac tanks, water wells, salt water disposal wells and facilities, and related equipment. These assets are used to provide, transport, store, and dispose of a variety of drilling and produced fluids used in, and generated by, oil and natural gas production. These services are required in most workover and completion projects and are routinely used in daily operations of producing wells. Beginning in the fiscal year 2010, the Company began providing additional services in which Wolverine Construction, Inc., a related party, completed such services as a sub-contractor. These services involved site preparation and were complementary to the traditional services offered by the Company. The Company ceased offering these services in June 2011. Prior to such termination, we would pay Wolverine for their services and materials and then would bill the cost to the customer with a margin of approximately 5%. There was no revenue associated with the sub-contractor work for the three or six months ending June 30, 2012 and $2.0 million and $5.2 million for the three and six months ending June 30, 2011, respectively.

We believe that our two business segments are complementary and create synergies in terms of selling opportunities. Our multiple lines of service allow us to capitalize on our existing customer base to grow within existing markets, generate more business from existing customers, and increase our operating profits. By offering our customers the ability to reduce the number of vendors they use, we believe we help improve our customers’ efficiency. This is demonstrated by the fact that 81.6% and 80.5% of our revenues for the three and six months ended June 30, 2012 , respectively, were from customers that utilized services from both of our business segments. Further, by having multiple service offerings that span the life cycle of the well, we believe we have a competitive advantage over smaller competitors offering more limited services.

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

Workover Rig Rates

Our well servicing segment revenues are dependent on the prevailing market rates for workover rigs. Rates and utilization for workover rigs increased in March 2010 through the third quarter of 2011, then rates and utilization stabilized in the fourth quarter 2011 and have continued through the first half of 2012.

Fluid Logistics Rates

Our fluid logistics and other segment revenues are dependent on the prevailing market rates for fluid transport trucks and the related assets, including specialized vacuum, high-pressure pump and tank trucks, frac tanks and salt water disposal wells. Pricing and utilization increased in the latter portion of the first quarter 2010 and have generally continued, although at a slower rate of increase in recent quarters. In fact, rates stabilized during the second half of 2011 and through the first half of 2012.

Operating Expenses

Utilization and demand increased in 2010 and 2011 and the first half of 2012, we have experienced cost pressures in areas such as labor where we have incurred additional cost increases primarily in the form of increased pay rates. So far, we have been able to cover these increased costs through rate increases passed on to our customers. Future earnings and cash flows will be dependent on our ability to manage our overall cost structure and either maintain our existing prices or obtain price increases from our customers as our operating costs increase.

Equipment rental cost continues to be a significant component of our operating expenses. As described in the following paragraph, we made certain capital expenditures in the first half of 2012 that are intended to replace certain leased or rented equipment. Nevertheless, we expect that we will continue to meet certain equipment needs through rental or leasing arrangements and, to that end, in the first half of 2012, we entered into operating leases with respect to 70 additional vacuum trucks, 11 vacuum trailers, 17 support trucks and a transport trailer for the coiled tubing units.

Capital Expenditures

During the first half of 2012 we purchased three 550 horsepower well service rig and related equipment, four pump-down units, 1,235 frac tanks, eight vacuum trucks and eight salt water disposal wells. capital expenditures for the six months ended june 30, 2012 were $91.3 million. Certain of these purchased assets are intended either to take the place of equipment that the Company had been leasing or renting or to allow the Company to provide services to customers that it had previously offered through third party contractors. Other purchases were made to increase the Company’s overall capacity. In addition to the assets purchased in the first half of 2012, as of July, the Company has also placed orders for additional equipment, including five coil tubing spreads and related equipment that should be delivered in the third and fourth quarters of 2012, the first of which was received in July. The aggregate purchase price of this additional equipment on order is approximately $32 million. Other than equipment on order that has not yet been delivered, the Company does not plan on making any further significant capital expenditures in the immediate future.

We plan to finance some of the remaining equipment on order, including four additional coil tubing units, pursuant to an agreement with Regions Equipment Finance Corporation and Regions Commercial Equipment Finance, LLC, collectively, Regions Finance, discussed in further detail below. However, this agreement does not constitute a commitment to finance any additional operating lease or loan schedules. Nevertheless, we believe that our cash flows from operations and availability under our $75 million revolving credit facility, on their own, will be sufficient to fund or otherwise satisfy the obligations related to this equipment on order.

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

Presentation

The following discussion and analysis is presented on a consolidated basis to reflect the results of continuing operations and financial condition of the Forbes Group. The financial information as of and for the three and six months ended June 30, 2012 and June 30, 2011 is presented on a consolidated basis for FES Ltd and its subsidiaries. Unless otherwise indicated, all financial or operational data presented herein relates to our continuing operations, excluding our operations in Mexico, which were sold in January 2012. Notwithstanding the foregoing, financial information regarding cash flows presented herein includes cash flows from our discontinued operations.

Results of Operations

The following discussion, as well as the discussion found under “Liquidity and Capital Resources,” compares our consolidated financial information for the three and six months ended June 30, 2012 to the three and six months ended June 30, 2011.

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Consolidated Revenues. For the three months ended June 30, 2012, revenues increased by $9.0 million, or 8.1%, to $119.8 million when compared to the same period in the prior year. This is a direct result of increased utilization in our well servicing segment in 2012 as compared to 2011.

Well Servicing—Revenues from the well servicing segment increased by $9.3 million for the period, or 22.1% to $51.3 million compared to the corresponding period in the prior year. Of this increase, approximately 23.3% was due to increased prices and 76.7% was due to increased rig hours for well services. We utilized 162 well service rigs as of June 30, 2012 and 2011. The average rate charged per hour during the three months ended June 30, 2012 as compared to the same period in 2011 increased approximately 4.4%. Average utilization of our well service rigs during the three months ended June 30, 2012 and June 30, 2011 was 91.0% and 80.4%, respectively, based on a twelve hour day, working five days a week, except holidays in the U.S.

Fluid Logistics and Other—Revenues from the fluid logistics segment and other for the three months ended June 30, 2012 decreased by $0.3 million, or 0.5%, to $68.5 million compared to the prior year primarily due to the cessation of the other contract services performed in the second quarter of 2011, but not in the second quarter of 2012. This decrease was offset by an increase in revenues from our core operating activities, in line with general industry trends. Our principal fluid logistics assets at June 30, 2012 and June 30, 2011 were as follows:

	June 30		% Increase
	2012	2011	(Decrease)
Fluid logistics and other segment:
Vacuum trucks	475	356	33.4%
High-pressure pump trucks	21	19	10.5%
Other heavy trucks	84	61	37.7%
Frac tanks	3,114	1,400	122.4%
Salt water disposal wells	23	15	53.3%

Consolidated Operating Expenses—Our operating expenses increased to $86.8 million for the three months ended June 30, 2012, from $85.1 million for the three months ended June 30, 2011, an increase of $1.7 million, or 2.0%, due to increases in utilization. Operating expenses as a percentage of revenues were 72.5% for the three months ended June 30, 2012, compared to 76.8% for the three months ended June 30, 2011. The decrease in operating expense as a percentage of our revenues is generally attributable to increases in utilization.

Well Servicing—Operating expenses from the well servicing segment increased by $3.1 million, or 8.9%, to $37.5 million. Well servicing operating expenses as a percentage of well servicing revenues were 73.0% for the three months ended June 30, 2012, compared to 81.8% for the three months ended June 30, 2011, a decrease of 8.8%. This increase in operating expense as a percentage of revenue was due to an increase in utilization to 91.0% for the three months ended June 30, 2012 from 80.4% for the three months ended June 30, 2011, which allowed the Company to spread its fixed costs over greater revenues, thereby increasing the gross margin. The large portion of the increase in expenses was due to the increase in employee count and resulted in an increase in labor of $3.6 million, or 23.2% to $19.4 million. The employee count at June 30, 2012 was 1,106, compared to 961 employees as of June 30, 2011. Fuel expense increased by $1.1 million or 45.3% due to an increase rig hours. These increases were partially offset by a decrease in the rental of equipment of $1.7 million or 79.0% due to the rigs purchased from AES, a related party, that were previously leased. The remaining $0.1 million is related to various expenses and is in line with management’s expectations.

Fluid Logistics and Other—Operating expenses from the fluid logistics and other segment decreased by $1.3 million, or 2.6%, to $49.4 million. Fluid logistics operating expenses as a percentage of fluid logistics revenues were 72.1% for the three months ended June 30, 2012, compared to 73.7% for the three months ended June 30, 2011. The decrease in fluid logistics and other operating expenses of $1.3 million was partially due to a decrease in contract services cost of $6.7 million, or 78.3% to $1.9 million, when compared to the same period in the prior year. Rent equipment expense decreased $1.7 million or 27.3%, to $4.4 million. Both of these expenses decreased due to the acquisition of additional equipment to satisfy customer demand and decreasing the need to utilize outside services. The decrease in contract services also includes the Company terminating services in June of 2011 where Wolverine Construction, Inc., a related party, completed services as a sub-contractor. This decrease in contract services was partially offset by the increase in labor costs of $4.1 million, or 29.7% to $18.0 million as a direct result of workforce headcount increases. The employee count at June 30, 2012 was 1,217, as compared with 941 employees as of June 30, 2011. Supplies and parts expense increased $0.6 million or 629.7%, to $0.7 million. Fuel costs increased $0.5 million, or 6.6% to $8.6 million. Insurance costs increased $0.5 million, or 46.7% to $1.5 million. The remaining $1.4 million relates to various expenses in line with management’s expectations.

General and Administrative Expenses. General and administrative expenses from the consolidated operations decreased by approximately $5.0 million, or 38.4%, to $8.1 million for the three months ended June 30, 2012. General and administrative expense as a percentage of revenues was 6.7% and 11.8% for the three months ended June 30, 2012 and June 30, 2011, respectively. The decrease of $5.0 million was due to additional expense of $6.9 million associated with a litigation settlement and the related legal fees incurred in 2011, which was offset by a net increase in compensation expense of approximately $1.6 million. Compensation expense for the current quarter included discretionary management bonuses of approximately $0.3 million and an accrual of approximately $0.6 million to reflect an estimate of the quarterly expense related to a newly implemented, performance based, management bonus plan.

Depreciation and Amortization. Depreciation and amortization expenses increased by $2.9 million, or 30.6%, to $12.5 million. The additional depreciation expense resulted from capital expenditures, including those incurred for the three months ended June 30, 2012 which were $37.6 million compared to $23.4 million for the three months ended June 30, 2011.

Interest and Other Expenses. Interest and other expenses decreased by approximately $35.4 million from the three months ended June 30, 2011 to the current quarter due to the loss on early extinguishment of debt resulting from the retirement of the First and Second Priority Notes. This financing cost was comprised of a penalty on the early redemption of the First Priority Notes of $0.6 million, total unamortized deferred financing charges written off in connection with the redemption of First and Second Priority Notes of $10.4 million and tender purchase price premium and consent fee related to the Second Priority Notes of $24.4 million.

Income Taxes. We recognized an income tax expense of $3.0 million and a benefit of $12.5 million for the three months ended June 30, 2012 and June 30, 2011, respectively. Our effective tax rate for the three months ended June 30, 2012 is 52.7% due to higher earnings in the quarter, non-deductible expenses, and related Texas margins tax.

Discontinued Operations—We recorded a net loss from discontinued operations of $1.6 million for the three months ended June 30, 2012, compared to net income from discontinued operations of $1.9 million for the three months ended June 30, 2011. The decrease in net income relates mainly to the winding down of operations in Mexico including bad debt expense of approximately $1.5 million. See Note 17—

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Consolidated Revenues. For the six months ended June 30, 2012, revenues increased by $45.8 million, or 22.3%, to $251.3 million when compared to the same period in the prior year. This is a result of increased utilization in both our well servicing and fluid logistics segments in 2012 as compared to 2011.

Well Servicing—Revenues from the well servicing segment increased by $25.1 million for the six month period, or 32.0% to $103.6 million compared to the corresponding period in the prior year. Of this increase, approximately 27.4% was due to increased prices and 72.6% was due to increased rig hours for well services. We utilized 162 well service rigs as of June 30, 2012 and 172 well service rigs as of June 30, 2011. The average rate charged per hour during the six months ended June 30, 2012 as compared to the same period in 2011 increased approximately 7.3%. Average utilization of our well service rigs during the six months ended June 30, 2012 and June 30, 2011 was 93.4% and 76.2% , respectively, based on a twelve hour day, working five days a week, except holidays in the U.S.

Fluid Logistics and Other—Revenues from the fluid logistics segment and other for the six months ended June 30, 2012 increased by $20.7 million, or 16.3%, to $147.7 million compared to the prior year, as a result of the general industry increase in pricing and activity. Our revenue increased $20.7 million due to an increase in rates of approximately 1.2% in the six months ended June 2012 compared to the six months ended June 2011 and the remainder was due to an increase in hours offset in part by the cessation of the other contract services performed in the first half of 2011, but not in the first half of 2012.

Consolidated Operating Expenses—Our operating expenses increased to $180.8 million for the six months ended June 30, 2012, from $157.1 million for the six months ended June 30, 2011, an increase of $23.7 million, or 15.1%, due to increases in utilization. Operating expenses as a percentage of revenues were 71.9% for the six months ended June 30, 2012, compared to 76.4% for the six months ended June 30, 2011. The decrease in operating expense as a percentage of our revenues is generally attributable to increases in utilization and pricing. The Company was able to increase customer rates in amounts adequate to offset additional operating cost as well as increase margins.

Well Servicing—Operating expenses from the well servicing segment increased by $12.4 million, or 19.3%, to $76.5 million. Well servicing operating expenses as a percentage of well servicing revenues were 73.9% for the six months ended June 30, 2012, compared to 81.8% for the six months ended June 30, 2011, a decrease of 7.9%. The large portion of the increase in expenses was due to the increase in employee count and resulted in an increase in labor of $9.1 million, an increase in insurance premiums of $1.2 million, and an increase in safety expense of $0.4 million. The employee count at June 30, 2012 was 1,106 compared to 961 employees as of June 30, 2011. Fuel expense increased by $2.1 million or 44.2% due to an increase in rig hours in conformity with increased activity levels for the industry. These increases were partially offset by a decrease in the rental of equipment of $1.7 million or 58.9% due to the rigs purchased from AES, a related party, that were previously leased. The contract labor expense increased $1.3 million or 341.2% due to increase in rig count, rig hours and labor hours for the P & A division.

Fluid Logistics and Other—Operating expenses from the fluid logistics and other segment increased by $11.3 million, or 12.2%, to $104.2 million. Fluid logistics operating expenses as a percentage of fluid logistics revenues were 70.5% for the six months ended June 30, 2012, compared to 73.1% for the six months ended June 30, 2011. The increase in fluid logistics and other operating expenses of $11.5 million was partially due to an increase in labor costs of $9.4 million, or 36.2% to $35.5 million as a direct result of workforce headcount increases. The employee count at June 30, 2012 was 1,217, as compared with 941 employees as of June 30, 2011. Contract services cost decreased $7.4 million, or 47.8% to $8.1 million, when compared to the same period in the prior year due to the acquisition of additional equipment to satisfy customer demand and decreasing the need to utilize outside services. The decrease in contract services also includes the Company terminating services in June of 2011 where Wolverine Construction, Inc., a related party, completed services as a sub-contractor. Fuel costs increased $2.4 million, or 16.5% to $17.2 million for the six months ended June 30, 2012, due to fuel price increase of 4.9% and higher activity in drilling and well services when compared to the same period in the prior year. Repairs and maintenance cost increased $1.9 million, or 19.8% to $11.5 million as a result of activity increases. Insurance cost increased $1.3 million, or 70.5% to $3.3 million for the six months ended June 30, 2012, when compared to the same period in the prior year due to headcount increases and acquisition of additional equipment. Tire cost increased $1.1 million, or 59.0% to $2.9 million also due to acquisition of additional equipment. Supplies and parts costs increased $0.8 million, or 551.7% to $1.0 million. The remaining $2.0 million change is related to various expenses that were consistent with the activity of the business.

General and Administrative Expenses. General and administrative expenses from consolidated operations decreased by approximately $0.1 million, or 0.3%, to $18.7 million for the six months ended June 30, 2012. General and administrative expense as a percentage of revenues was 7.5% and 9.1% for the six months ended June 30, 2012 and June 30, 2011, respectively. The decrease of $0.1 million was due to a decrease litigation, settlement, and legal fees of $6.9 million, which was offset by an increase in compensation expense of approximately $5.6 million in the first half of 2012 related mainly to discretionary management bonuses of approximately $2.1 million, expense of approximately $1.3 million related to a newly implemented, performance based, management bonus plan and stock compensation expense of $1.8 million due to the issuance of stock options and restricted stock. The balance of the increase was in line with the normal growth of the business.

Depreciation and Amortization. Depreciation and amortization expenses increased by $4.7 million, or 24.3%, to $23.9 million. Capital expenditures incurred for the six months ended June 30, 2012 were $91.3 million compared to $27.9 million for the six months ended June 30, 2011.

Interest and Other Expenses. Interest and other expenses decreased by approximately $35.4 million due to the loss of $35.4 million on early extinguishment of debt due to the retirement of the First and Second Priority Notes and was comprised of a penalty on the early redemption of the First Priority Notes of $0.6 million, total unamortized deferred financing charges written off in connection with the redemption of First and Second Priority Notes of $10.4 million and tender purchase price premium and consent fee related to the Second Priority Notes of $24.4 million.

Income Taxes. We recognized an income tax expense of $6.3 million and a benefit of $12.2 million for the six months ended June 30, 2012 and June 30, 2011, respectively. Our effective tax rate for the six months ended June 30, 2012 is 44.6% due to higher earnings in the quarter, non-deductible expenses, and related Texas margins tax.

Discontinued Operations—We recorded a net loss from discontinued operations of $0.5 million for the six months ended June 30, 2012, compared to a net income from discontinued operations of $3.7 million for the six months ended June 30, 2011. The decrease in net income relates to the winding down of operations in Mexico. See Note 17—

Liquidity and Capital Resources

Overview

In June 2011, we issued $280.0 million aggregate principal amount of 9% Senior Notes. We used a substantial portion of the proceeds from such offering to purchase or redeem all outstanding Second Priority Notes and First Priority Notes.

On September 9, 2011, we entered into a loan and security agreement with certain lenders and Regions Bank, as agent for the secured parties, or the Agent. The loan and security agreement provides for an asset based revolving credit facility with a maximum initial credit of $75.0 million, subject to, as described in more detail in our annual report on Form 10-K for the year ended December 31, 2011, borrowing base availability, any reserves established by the facility agent in its discretion and, if availability under the facility falls below certain thresholds, compliance with certain financial covenants. As of June 30, 2012, $67.3 million was available under this new credit facility.

Two subsidiaries of FES Ltd, TX Energy Services, LLC and C.C. Forbes, LLC, entered into that certain Master Agreement dated as of June 6, 2012 with Regions Equipment Finance Corporation and Regions Commercial Equipment Finance, LLC, collectively, Regions Finance. Subsequently, these subsidiaries have entered into various operating lease and loan schedules under this Master Agreement to finance recent acquisitions of a coil tubing unit, trucks, trailers and other related equipment. Concurrently with the funding of each of these schedules, Regions Finance provided notice to the TES and CCF that they had assigned their rights and obligations thereunder to a third party. These operating lease or loan schedules have been assigned to CapitalSource Bank, NewStar Equipment Finance I, LLC, CIT Bank, CapitalSource Bank and the United States Life Insurance Company in the City of New York. FES Ltd has agreed to guaranty the obligations under these schedules pursuant to that certain Guaranty Agreement dated as of June 6, 2012, between the Company and Regions Finance.

The term for both the operating lease and loan schedules varies from 48 months to 60 months, with the term for the operating leases automatically extending for consecutive additional two-month periods unless either party provides notice of termination. Further, under the operating lease schedules, we have the right to purchase the property subject to each lease schedule at fair market value, which is determined by a formula set forth in each schedule. The aggregate amount funded under all the loan schedules pursuant to the Master Agreement is approximately $3.8 million and the aggregate lease payments under all the operating lease schedules pursuant to the Master Agreement is approximately $8.1million.

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

As of June 30, 2012, we had $297.3 million in total outstanding debt. As of June 30, 2012, we had 588,059 outstanding Series B Senior Convertible Preferred Shares which is reflected in the balance sheet as temporary equity in an amount of $14.5 million. The preferred stock is redeemable for cash or common stock at 95% of the fair market value of the common stock as determined in accordance with the certificate of designation of the Series B Preferred Stock in May 2017.

As of June 30, 2012, we had $9.8 million in cash and cash equivalents, $291.3 million in long-term debt outstanding, $6.0 million in short-term debt outstanding, and $14.8 million of short-term equipment vendor financings for well servicing rigs and other equipment included in accounts payable. Our $6.0 million of short-term debt consisted of $3.6 million payable to equipment lenders under various installment notes, and $2.4 million payable related to financing of our insurance premiums over the term of the insurance coverage. We incurred $37.6 million for capital equipment acquisitions during the three months ended June 30, 2012 as compared to $23.5 million during the three months ended June 30, 2011. Capital equipment added for the six months ended June 30, 2012 includes three well service rigs and related equipment, four pump down units, 1,235 frac tanks, eight vacuum trucks, and eight salt water disposal wells. These items were funded from cash flows from operations and financing.

Although additional equipment will be received through the second half 2012 based on outstanding orders, in May 2012 management stopped making further orders for vacuum trucks, trailers, and frac tanks based on a review of customer demand relative to the current levels of equipment the Company has available for servicing these customers. The Company has five coil tubing spreads on order. The first coil tubing spread arrived in July 2012 and the remaining four will be received before year end. There are no other significant capital expenditures anticipated for 2012.

We project that cash flows from operations, the Regions equipment Master Agreement, and availability under our revolving credit facility will be adequate to meet our operating needs and working capital requirements over the next twelve months.

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

Cash Flows from Operating Activities

Net cash provided by operating activities totaled $44.9 million for the six months ended June 30, 2012, compared to net cash used in operating activities of $22.9 million for the six months ended June 30, 2011.

The increase in cash provided by operating activities was $67.9 million for the six months ending June 30, 2012 primarily due to an increase in net income of $30.2 million due to a general improvement in industry conditions, a decrease in the change in accounts receivable of $66.7 million due in part to the sale of our Mexico operations, and a decrease in the deferred tax benefit of $18.2 million. These increased cash flows from operting activities were offset by a decrease in the change in accounts payable of $21.8 million as the company reduced the amount of equipment in accounts payable and a decrease in the change in accrued expenses of $21.9 million mainly resulting from the sale of our Mexico operations.

Cash Flows Used in Investing Activities

Net cash flows used in investing activities was $75.7 million for the six months ending June 30, 2012 compared to $30.2 million for the same period in 2011. The change was primarily related to a change in the purchase of property and equipment which increased $65.9 million from the six months ended June 30, 2011 to the current period. The increased capital expenditures were offset by $14.3 million in cash received in the current period related to hte sale of our Mexico operations and other miscellaneous pieces of equipment. The Company purchased three well service rigs and related equipment, four pump down units, 1,235 frac tanks, eight vacuum trucks, and eight salt water disposal wells during the first half of 2012.

Cash Flows Used in Financing Activities

Cash flows provided by financing activities for the six months ended June 30, 2012 was $3.7 million compared to $57.5 million for the six months ended June 30, 2011. The primary reasons for these changes were due to the payoff of the first and second priority notes and the proceeds from the issuance of the Senior Notes and their issuance costs in the second quarter of 2011 and the proceeds from borrowings on the revolving credit facility in the second quarter of 2012 of $6.0 million.

Cash Flows From Discontinued Operations

Cash flows used in discontinued operations for the six months ended June 30, 2012 amounted to $6.5 million, compared to $0.9 for the six months ended June 30, 2011. This increase was due to the expenses associated with the winding down of our operations in Mexico, bad debt expense, and the payment of outstanding payables and other liabilities.

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

Contractual Obligations and Financing

On May 28, 2017, the Company is required to redeem any of its Series B Preferred Shares then outstanding. Such mandatory redemption may, at the Company’s election, be paid in cash or Common Shares (valued for such purpose at 95% of the then fair market value of the Common Shares). As of June 30, 2012 we had 588,059 Series B Preferred Shares outstanding.

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

Our primary debt obligations are the outstanding 9% Senior Notes and the new credit facility. Changes in interest rates do not affect interest expense incurred on our 9% Senior Notes as such notes bear interest at a fixed rate. However, changes in interest rates would affect their fair values. In general, the fair market value of debt with a fixed interest rate will increase as interest rates fall. Conversely, the fair market value of debt will decrease as interest rates rise. A hypothetical change in interest rates of 10% relative to interest rates as of June 30 2012 would have no impact on our interest expense for the 9% Senior Notes.

Our revolving credit facility has a variable interest rate and, therefore, is subject to interest rate risk. As of August 10, 2012, we had no amounts drawn on this facility. For this reason, a 100 basis point increase in interest rates on our variable rate debt would not result in significant additional annual interest expense.

Historically, we have not been exposed to significant foreign currency fluctuation; however, during 2010 our Mexican operations changed its functional currency from the U.S. dollar to the Mexican peso. This exposed us to certain risks typically associated with foreign currency fluctuation as our operations in Mexico collected revenues and paid expenses in Mexico. On January 12, 2012, we completed the disposition of substantially all of our assets and business located in Mexico. Nevertheless, we continue to collect receivables from our operations previous in Mexico. As of June 30, 2012, a 10% unfavorable change in the Mexican peso-to-U.S. dollar exchange rate would not materially impact our consolidated balance sheet. To date, we have not taken any action to hedge against any foreign currency rate fluctuations and, as we have sold our operations in Mexico, we do not expect we will be subject to material foreign currency risk in the near future.

We have not entered into any derivative financial instrument transactions to manage or reduce market risk or for speculative purposes.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2012, our chief executive officer and chief financial officer concluded that, as of such date, our internal control over financial reporting and disclosure controls and procedures were not effective. See “Material Weakness” below.

Change in Internal Control over Financial Reporting

Other than the remediation measure described below under “Remediation” no change in our internal control over financial reporting (as defined in Rules 13a- 15(f) and 15d- 15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Remediation

As mentioned above, we have identified a material weakness that existed as of June 30, 2012 in our internal control over the billing cycle.

We have modified the design of our information system, processes and procedures which we believe addresses the material weakness. The new processes and procedures have been communicated to senior management and to the field personnel. Testing will begin in the third quarter to monitor compliance.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Default Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None

Item 6. Exhibits

Number		Description of Exhibits

2.1	—	Agreement and Plan of Reorganization effective January 1, 2008 among Forbes Energy Services LLC and the respective members of C.C. Forbes, LLC, TX Energy Services, LLC and Superior Tubing Testers, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-4/A filed June 27, 2008, Registration No. 333-150853).

2.2	—	Agreement and Plan of Reorganization effective May 29, 2008 among Forbes Energy Services Ltd. and the members of Forbes Energy Services LLC (incorporated by reference to Exhibit 2.2 to the Company’s Registration Statement on Form S-4/A filed June 27, 2008, Registration No. 333-150853).

2.3	—	Plan of Conversion of Forbes Energy Services Ltd. (incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form 8-A filed August 12, 2011).

2.4	—	Certificate of Conversion of Forbes Energy Services, Ltd (incorporated by reference to exhibit 2.2 to the Company’s Registration Statement on Form 8-A filed August 12, 2011)

3.1	—	Memorandum of Association of Forbes Energy Services Ltd. (incorporated by reference to Exhibit 3.11 to the Company’s Registration Statement on Form S-4/A filed June 27, 2008, Registration No. 333-150853).

3.2	—	Amended and Restated Bye-laws of Forbes Energy Services Ltd. (incorporated by reference to Exhibit 3.12 to the Company’s Registration Statement on Form S-4/A filed June 27, 2008, Registration No. 333-150853).

3.3	—	Certificate of Formation of Forbes Energy Services Ltd. (including the certificates of designation for the Company’s Series A Preferred Stock and Series B Preferred Stock attached as appendices thereto) (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 8-A filed August 12, 2011).

3.4	—	Amended and Restated Bylaws of Forbes Energy Services Ltd. (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 8-A filed August 12, 2011).

4.10	—	Rights Agreement dated as of May 19, 2008 between Forbes Energy Services Ltd. and CIBC Mellon Trust Company, as Rights Agent, which includes as Exhibit A the Certificate of Designations of Series A Junior Participating Preferred Shares, as Exhibit B the form of Right Certificate and as Exhibit C the form of Summary of Rights to Purchase Shares (incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-4/A filed June 27, 2008, Registration No. 333-150853).

4.11	—	Certificate of Designation of the Series B Senior Convertible Preferred Shares (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed May 28, 2010).

4.13	—	Indenture, dated June 7, 2011 among Forbes Energy Services Ltd., as issuer, the guarantors party thereto and Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated June 7, 2011).

4.17	—	Amended and Restated Certificate of Designation of the Series B Senior Convertible Preferred Shares (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed January 25, 2011).

4.18	—	Specimen Certificate for the Company’s common stock, $0.04 par value (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form 8-A filed August 12, 2011).

10.1	—	Second Amendment to Loan and Security Agreement dated as of July 3, 2012, by and among Forbes Energy Services LLC, Forbes Energy International, LLC, TX Energy Services, LLC, C.C. Forbes, LLC and Superior Tubing Testers, LLC, as borrowers, Forbes Energy Services Ltd., as guarantor, certain lenders party thereto, and Regions Bank, as administrative agent for the lenders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 10, 2012).

10.2	—	2012 Incentive Compensation Plan of Forbes Energy Services Ltd. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 10, 2012).

10.3*	—	Master Agreement dated June 6, 2012 among TX Energy Services, LLC, C.C. Forbes, LLC, Regions Equipment Finance Corporation and Regions Commercial Equipment Finance, LLC, including the First Amendment to Master Agreement dated as of July 12, 2012.

10.4*	—	Continuing Guaranty Agreement dated June 6, 2012 among Forbes Energy Services Ltd., TX Energy Services, LLC, C.C. Forbes, LLC, Regions Equipment Finance Corporation and Regions Commercial Equipment Finance, LLC.

31.1*	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2*	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1*	—	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	—	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	—	Interactive Data Files

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORBES ENERGY SERVICES LTD.

August 14, 2012	By:	/s/ JOHN E. CRISP
John E. Crisp Chairman, Chief Executive Officer and President (Principal Executive Officer)

August 14, 2012	By:	/S/ L. MELVIN COOPER
L. Melvin Cooper Senior Vice President, Chief Financial Officer and Assistant Secretary (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Number		Description of Exhibits

2.1	—	Agreement and Plan of Reorganization effective January 1, 2008 among Forbes Energy Services LLC and the respective members of C.C. Forbes, LLC, TX Energy Services, LLC and Superior Tubing Testers, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-4/A filed June 27, 2008, Registration No. 333-150853).

2.2	—	Agreement and Plan of Reorganization effective May 29, 2008 among Forbes Energy Services Ltd. and the members of Forbes Energy Services LLC (incorporated by reference to Exhibit 2.2 to the Company’s Registration Statement on Form S-4/A filed June 27, 2008, Registration No. 333-150853).

2.3	—	Plan of Conversion of Forbes Energy Services Ltd. (incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form 8-A filed August 12, 2011).

2.4	—	Certificate of Conversion of Forbes Energy Services, Ltd (incorporated by reference to exhibit 2.2 to the Company’s Registration Statement on Form 8-A filed August 12, 2011)

3.1	—	Memorandum of Association of Forbes Energy Services Ltd. (incorporated by reference to Exhibit 3.11 to the Company’s Registration Statement on Form S-4/A filed June 27, 2008, Registration No. 333-150853).

3.2	—	Amended and Restated Bye-laws of Forbes Energy Services Ltd. (incorporated by reference to Exhibit 3.12 to the Company’s Registration Statement on Form S-4/A filed June 27, 2008, Registration No. 333-150853).

3.3	—	Certificate of Formation of Forbes Energy Services Ltd. (including the certificates of designation for the Company’s Series A Preferred Stock and Series B Preferred Stock attached as appendices thereto) (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 8-A filed August 12, 2011).

3.4	—	Amended and Restated Bylaws of Forbes Energy Services Ltd. (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 8-A filed August 12, 2011).

4.10	—	Rights Agreement dated as of May 19, 2008 between Forbes Energy Services Ltd. and CIBC Mellon Trust Company, as Rights Agent, which includes as Exhibit A the Certificate of Designations of Series A Junior Participating Preferred Shares, as Exhibit B the form of Right Certificate and as Exhibit C the form of Summary of Rights to Purchase Shares (incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-4/A filed June 27, 2008, Registration No. 333-150853).

4.11	—	Certificate of Designation of the Series B Senior Convertible Preferred Shares (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed May 28, 2010).

4.13	—	Indenture, dated June 7, 2011 among Forbes Energy Services Ltd., as issuer, the guarantors party thereto and Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated June 7, 2011).

4.17	—	Amended and Restated Certificate of Designation of the Series B Senior Convertible Preferred Shares (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed January 25, 2011).

4.18	—	Specimen Certificate for the Company’s common stock, $0.04 par value (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form 8-A filed August 12, 2011).

10.1	—	Second Amendment to Loan and Security Agreement dated as of July 3, 2012, by and among Forbes Energy Services LLC, Forbes Energy International, LLC, TX Energy Services, LLC, C.C. Forbes, LLC and Superior Tubing Testers, LLC, as borrowers, Forbes Energy Services Ltd., as guarantor, certain lenders party thereto, and Regions Bank, as administrative agent for the lenders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 10, 2012).

10.2	—	2012 Incentive Compensation Plan of Forbes Energy Services Ltd. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 10, 2012).

10.3*	—	Master Agreement dated June 6, 2012 among TX Energy Services, LLC, C.C. Forbes, LLC, Regions Equipment Finance Corporation and Regions Commercial Equipment Finance, LLC, including the First Amendment to Master Agreement dated as of July 12, 2012.

10.4*	—	Continuing Guaranty Agreement dated June 6, 2012 among Forbes Energy Services Ltd., TX Energy Services, LLC, C.C. Forbes, LLC, Regions Equipment Finance Corporation and Regions Commercial Equipment Finance, LLC.

31.1*	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2*	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1*	—	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	—	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	—	Interactive Data Files

*	Filed herewith.