Form 10-Q
period 2012-09-30
Forbes Energy Services Ltd.
filed 2012-11-14
CIK 1434842

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________________________
Form 10-Q
__________________________________________________________
Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-35281
__________________________________________________________
Forbes Energy Services Ltd.
(Exact name of registrant as specified in its charter)
__________________________________________________________

Texas	98-0581100
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3000 South Business Highway 281 Alice, Texas	78332
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code:
(361) 664-0549
__________________________________________________________
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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    ☐  Yes    ☒  No
Shares outstanding of each of the registrant’s classes of common stock as of November 9, 2012:

Class	Outstanding as of November 12, 2012
Common Stock, $.04 par value	21,151,749

FORBES ENERGY SERVICES LTD. AND SUBSIDIARIES (a/k/a the “Forbes Group”)

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q and any oral statements made in connection with it include certain forward-looking statements within the meaning of the federal securities laws. You can generally identify forward-looking statements by the appearance in such a statement of words like “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project” or “should” or other comparable words or the negative of these words. When you consider our forward-looking statements, you should keep in mind the risk factors we describe and other cautionary statements we make in this Quarterly Report on Form 10-Q. Our forward-looking statements are only predictions based on expectations that we believe are reasonable. Our actual results could differ materially from those anticipated in, or implied by, these forward-looking statements as a result of known risks and uncertainties set forth below and elsewhere in this Quarterly Report on Form 10-Q. These factors include or relate to the following:

•	supply and demand for oilfield services and industry activity levels;

•	potential for excess capacity;

•	spending by the oil and natural gas industry given the continuing worldwide economic slowdown;

•	our level of indebtedness in the current market;

•	possible impairment of our long-lived assets;

•	our ability to maintain stable pricing;

•	competition;

•	substantial capital requirements;

•	significant operating and financial restrictions under our indenture and revolving credit facility;

•	technological obsolescence of operating equipment;

•	dependence on certain key employees;

•	concentration of customers;

•	substantial additional costs of compliance with reporting obligations, the Sarbanes-Oxley Act and indenture covenants;

•	material weaknesses in internal controls over financial reporting;

•	seasonality of oilfield services activity;

•	collection of accounts receivable;

•	environmental and other governmental regulation, including potential climate change legislation;

•	the potential disruption of business activities caused by the physical effects, if any, of climate change;

•	risks inherent in our operations;

•	market response to global demands to curtail use of oil and natural gas;

•	ability to fully integrate future acquisitions;

•	variation from projected operating and financial data;

•	variation from budgeted and projected capital expenditures;

•	volatility of global financial markets; and

•	the other factors discussed under “Risk Factors” beginning on page 9 of the Annual Report on Form 10-K for the year ended December 31, 2011.
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

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)
Condensed Consolidated Balance Sheets (unaudited)

	September 30, 2012	December 31, 2011
Assets
Current assets
Cash and cash equivalents	$5,311,287	$36,600,091
Accounts receivable - trade, net of allowance of $4.0 and $6.4 million
for 2012 and 2011, respectively	103,771,271	132,024,147
Accounts receivable - related parties	464,335	1,573,132
Accounts receivable - other	2,129,064	3,324,759
Prepaid expenses	4,784,519	8,974,168
Other current assets	1,597,441	1,310,477
Total current assets	118,057,917	183,806,774
Property and equipment, net	353,391,113	285,944,684
Other intangible assets, net	28,730,492	30,876,389
Deferred financing costs, net of accumulated amortization of $1.8 and $0.7 million for 2012 and 2011, respectively	8,407,596	9,403,817
Restricted cash	16,555,688	16,150,433
Other assets	2,392,161	30,876
Noncurrent assets held for sale	—	24,210,080
Total assets	$527,534,967	$550,423,053
Liabilities and Shareholders’ Equity
Current liabilities
Current portions of long-term debt	$5,050,303	$10,517,232
Accounts payable - trade	25,431,380	50,569,454
Accounts payable - related parties	3,763,689	1,219,928
Accrued dividends	61,256	61,259
Deposit on assets held for sale	—	13,700,000
Accrued interest payable	7,636,844	1,220,316
Accrued expenses	11,356,549	19,752,868
Total current liabilities	53,300,021	97,041,057
Long-term debt	291,037,881	285,633,042
Deferred tax liability	33,326,479	27,491,812
Total liabilities	377,664,381	410,165,911
Commitments and contingencies (Note 10)
Temporary equity
Series B senior convertible preferred shares	14,507,896	14,476,783
Shareholders’ equity
Common stock, $.04 par value, 112,500,000 shares authorized, 21,068,417 and 20,918,417 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	842,737	836,737
Additional paid-in capital	191,363,026	187,885,293
Accumulated other comprehensive loss	—	(1,077,678)
Accumulated deficit	(56,843,073)	(61,863,993)
Total shareholders’ equity	135,362,690	125,780,359
Total liabilities and shareholders’ equity	$527,534,967	$550,423,053
The accompanying notes are an integral part of these condensed consolidated financial statements.

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)
Condensed Consolidated Statements of Operations (unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Revenues
Well servicing	$50,565,392	$48,421,163	$154,119,591	$126,869,856
Fluid logistics and other	63,755,018	67,340,814	211,470,157	194,371,015
Total revenues	114,320,410	115,761,977	365,589,748	321,240,871
Expenses
Well servicing	41,371,866	38,880,709	117,912,986	103,029,914
Fluid logistics and other	47,185,691	49,816,736	151,395,792	142,730,107
General and administrative	7,278,249	6,187,055	26,022,710	24,983,659
Depreciation and amortization	13,187,483	9,861,254	37,073,641	29,077,466
Total expenses	109,023,289	104,745,754	332,405,129	299,821,146
Operating income	5,297,121	11,016,223	33,184,619	21,419,725
Other income
Interest income	19,970	15,395	70,106	41,753
Interest expense	(7,158,309)	(6,756,090)	(20,921,445)	(20,510,568)
Loss on early extinguishment of debt	—	—	—	(35,414,833)
Other income, net	—	—	—	69,104
Income (loss) from continuing operations before taxes	(1,841,218)	4,275,528	12,333,280	(34,394,819)
Income tax expense (benefit)	(571,433)	1,735,702	5,745,575	(10,455,365)
Income (loss) from continuing operations	(1,269,785)	2,539,826	6,587,705	(23,939,454)
Income (loss) from discontinued operations, net of tax expense (benefit) of ($0.0 million), $1.1 million, $0.4 million and $3.2 million, respectively	(1,072,248)	1,821,581	(1,566,785)	5,510,677
Net income (loss)	(2,342,033)	4,361,407	5,020,920	(18,428,777)
Preferred stock dividends	(194,139)	(194,135)	(582,417)	7,552
Net income (loss) attributable to common shareholders	$(2,536,172)	$4,167,272	$4,438,503	$(18,421,225)
Income (loss) per share of common stock from continuing operations (Note 12)
Basic	$(0.07)	$0.11	$0.29	$(1.14)
Diluted	$(0.07)	$0.10	$0.25	$(1.14)
Income (loss) per share of common stock from discontinued operations (Note 12)
Basic	$(0.05)	$0.09	$(0.08)	$0.26
Diluted	$(0.05)	$0.06	$(0.06)	$0.26
Income (loss) per share of common stock (Note 12)
Basic	$(0.12)	$0.20	$0.21	$(0.88)
Diluted	$(0.12)	$0.16	$0.19	$(0.88)
Weighted average number of shares outstanding (Note 12)
Basic	21,068,417	20,918,417	21,038,850	20,918,417
Diluted	21,068,417	26,600,004	26,650,490	20,918,417
The accompanying notes are an integral part of these condensed consolidated financial statements.

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)
Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Net income (loss)	$(2,342,033)	$4,361,407	$5,020,920	$(18,428,777)
Other comprehensive income (loss)
Foreign currency translation adjustments	634,690	(333,335)	1,077,678	(767,556)
Comprehensive income (loss)	$(1,707,343)	$4,028,072	$6,098,598	$(19,196,333)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)
Condensed Consolidated Statements of Changes in Shareholders’ Equity (unaudited)

	Preferred Shares		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance: December 31, 2011	588,059	$14,476,783	20,918,417	$836,737	$187,885,293	$(1,077,678)	$(61,863,993)	$125,780,359
Share-based compensation	—	—	—	—	3,996,150	—	—	3,996,150
Net income	—	—	—	—	—	—	5,020,920	5,020,920
Foreign currency translation adjustment	—	—	—	—	—	1,077,678	—	1,077,678
Common shares issued under stock plan:
Exercise of stock options	—	—	25,000	1,000	64,000	—	—	65,000
Issuance of restricted stock	—	—	125,000	5,000	—	—	—	5,000
Preferred shares dividends and accretion	—	31,113	—	—	(582,417)	—	—	(582,417)
Balance: September 30, 2012	588,059	$14,507,896	21,068,417	$842,737	$191,363,026	$—	$(56,843,073)	$135,362,690
The accompanying notes are an integral part of these condensed consolidated financial statements.

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)
Condensed Consolidated Statements of Cash Flows (unaudited)

	Nine months ended September 30,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$5,020,920	$(18,428,777)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation expense	34,927,744	28,429,547
Amortization expense	2,145,897	2,145,897
Amortization of Second Priority Notes OID	—	324,306
Share-based compensation	4,346,025	1,929,633
Deferred tax benefit	6,076,703	(9,302,873)
Loss on disposal of assets, net	594,095	985,842
Loss on early extinguishment of debt	—	10,403,237
Gain on disposal of discontinued operations, net	(3,704,756)	—
Bad debt expense	903,996	906,040
Amortization of deferred financing cost	1,102,037	1,248,577
Changes in operating assets and liabilities:
Accounts receivable	30,285,317	(43,517,043)
Accounts receivable - related party	1,108,797	(1,516,333)
Prepaid expenses and other assets	(5,399,617)	(1,662,271)
Accounts payable - trade	(17,082,342)	18,805,764
Accounts payable - related party	2,543,761	(7,247,838)
Accrued expenses	(9,585,480)	3,777,809
Income taxes payable	—	(249,022)
Accrued interest payable	6,416,528	(983,570)
Net cash provided by (used in) operating activities	59,699,625	(13,951,075)
Cash flows from investing activities:
Proceeds from sale of property and equipment	—	647,454
Purchases of property and equipment	(101,539,612)	(35,829,895)
Proceeds from sale of assets included in discontinued operations	14,461,078	—
Change in restricted cash	(405,255)	(7,097,013)
Net cash used in investing activities	(87,483,789)	(42,279,454)
Cash flows from financing activities:
Payments of debt	(3,406,414)	(3,639,179)
Retirement of First and Second Priority Notes	—	(212,500,000)
Proceeds from issuance of Senior Notes	—	280,000,000
Payments for debt issuance costs	—	(9,993,262)
Proceeds from the exercise of stock options	65,000	—
Proceeds from issuance of restricted stock	5,000	—
Proceeds from and payments of revolving credit facility	—	—
Dividends paid on Series B Senior Convertible Preferred Shares	(551,304)	(735,075)
Net cash provided by (used in) financing activities	(3,887,718)	53,132,484
Effect of currency translation on cash and cash equivalents	383,078	(138,134)
Net decrease in cash and cash equivalents	(31,288,804)	(3,236,179)
Cash and cash equivalents:
Beginning of period	36,600,091	30,458,457
End of period	$5,311,287	$27,222,278
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

3. Basis of Presentation
Interim Financial Information
The unaudited condensed consolidated financial statements of the Forbes Group are prepared in conformity with accounting principles generally accepted in the United States of America, or “GAAP” for interim financial reporting. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted. Therefore, these condensed consolidated financial statements should be read along with the annual audited consolidated financial statements and notes thereto included in Forbes Group’s Annual Report on Form 10-K for the year ended December 31, 2011. In management’s opinion, all adjustments necessary for a fair statement are reflected in the interim periods presented. Interim results for the three and nine months ended September 30, 2012 may not be indicative of results that will be realized for the full year ending December 31, 2012. All significant intercompany accounts and transactions have been eliminated in consolidation.
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

Foreign Currency Gains and Losses
The functional currency of our Mexican subsidiary is the Mexican Peso. On January 12, 2012, we completed the disposition of substantially all of our fixed assets and business located in Mexico. Through the quarter ended September 30, 2012, we continued to collect accounts receivables related to these prior operations in Mexico and a significant portion of the accounts receivable was in pesos. Prior to the quarter ended September 30, 2012, assets and liabilities were translated using the spot rate on the balance sheet date, while income and expense items were translated at average rates of exchange during the period. The resulting gains or losses arising from the translation of accounts from the functional currency to the U.S. dollar were included as a separate component of shareholders' equity in other comprehensive income (loss). As of September 30, 2012, balances of our Mexican subsidiary have been substantially liquidated.  As a result, amounts there were accumulated in the translation adjustment component of equity were removed from equity and reduced the gain on sale of assets included in discontinued operations. Transactions that are denominated in a currency other than the functional currency are re-measured into the functional currency each reporting period. Transaction gains and losses that arise from exchange rate fluctuations on transactions and balances denominated in a currency other than the functional currency are included in the results of operations and cash flows as incurred.
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
Recent Accounting Pronouncements
In December 2011, the FASB issued ASU No. 2011-11, "Balance Sheet" ("ASU 2011-11"). The standard amends and expands disclosure requirements about balance sheet offsetting and related arrangements. ASU 2011-11 becomes effective for Forbes on January 1, 2013. We do not anticipate any impact to our results of operations, financial position or liquidity when the guidance becomes effective.

4. Other Intangible Assets
Other intangible assets are subject to amortization for the period of time which the assets are expected to contribute directly or indirectly to future cash flows under the guidance of ASC 350.
Our major classes of intangible assets subject to amortization under ASC 350 consist of our customer relationships, trade names, safety training program, dispatch software, and other. The Company expenses costs associated with extensions or renewals of intangible assets. There were no such extensions or renewals in the three and nine months ended September 30, 2012 or September 30, 2011. Amortization expense is calculated using the straight-line method over the period indicated. Amortization expense for the three months ended September 30, 2012 and September 30, 2011 from continuing operations was $0.7 million and for the nine months ended September 30, 2012 and September 30, 2011 was $2.1 million. Estimated amortization expense for each of the five succeeding fiscal years is $2.9 million per year. The weighted average amortization period remaining for intangible assets is 10.0 years.

The following sets forth the identified intangible assets by major asset class:

		As of September 30, 2012			As of December 31, 2011
	Useful Life (years)	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Customer relationships	15	$31,895,919	$10,100,314	$21,795,605	$31,895,919	$8,505,578	$23,390,341
Trade names	15	8,049,750	2,549,087	5,500,663	8,049,750	2,146,600	5,903,150
Safety training program	15	1,181,924	374,277	807,647	1,181,924	315,180	866,744
Dispatch software	10	1,135,282	539,258	596,024	1,135,282	454,112	681,170
Other	10	58,300	27,747	30,553	58,300	23,316	34,984
		$42,321,175	$13,590,683	$28,730,492	$42,321,175	$11,444,786	$30,876,389

5. Share-Based Compensation
Stock Options
From time to time, the Company grants stock options, restricted stock or other awards to its employees, including executive officers and directors. Prior to July 9, 2012, these awards were granted pursuant to the Company's 2008 Incentive Compensation Plan, or the 2008 Plan. On July 9, 2012, at the Company's 2012 Annual Meeting of Shareholders, the Company's shareholders approved the Company's 2012 Incentive Compensation Plan, or the 2012 Plan. No further awards will be made under the 2008 Plan, however, outstanding awards granted under the 2008 Plan will remain subject to the terms and conditions of the 2008 Plan. Any shares of common stock that are available to be granted under the 2008 Plan but which are not subject to outstanding awards under the 2008 Plan, including shares that become available due to the future lapse or forfeiture of outstanding awards, will be added to the 1,022,500 shares of common stock authorized for issuance under the 2012 Plan. After taking into account the restricted stock grants in the first quarter of 2012 (as discussed in the Restricted Stock paragraph below), and the 95,001 shares reserved for the equity portion of the executive performance incentive compensation plan (calculated using the closing price of the common stock on September 30, 2012), there were 633,242 shares available for future grants under the 2008 Incentive Compensation Plan these shares are automatically added into the shares authorized in the 2012 Plan. As of September 30, 2012, no awards had been issued under the 2012 Plan.
Stock options issued in 2008 under the 2008 plan originally vested over a three-year period. On August 11, 2011, however, the Company exchanged 667,500 of these options, which constituted all of the outstanding options issued in 2008, in a 0.72 to 1 exchange for 480,600 options issued under the 2008 plan(the “Exchange Options”). These Exchange Options vested one-third every four months from the exchange date and the Company recognized $0.1 million of compensation expense for this exchange over a 12 month period. With respect to the stock options issued in 2010, the standard option vested over a two year period with one fourth vesting every six months, until fully vested. With respect to options, unrelated to the Exchange Options issued in August 2011, vesting took place over a three-year period, with approximately one third vesting on the first, second and third anniversaries of the date of grant. For most grantees, vested options expire at the earlier of either one year after the termination of grantee’s employment by reason of death, disability or retirement, 90 days after termination of the grantee’s employment other than upon grantee’s death, disability or retirement, provided, however, that the Company may elect to extend the expiration beyond this 90-day period, or ten years after the date of grant.
The following table presents a summary of the Company’s stock option activity for the nine months ended September 30, 2012.

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at December 31, 2011	2,285,425	$7.49	8.79 years	$2,297,344
Stock options:
Granted	—
Exercised	(25,000)	2.60
Forfeited	(262,500)	8.87
Options outstanding at September 30, 2012	1,997,925	$7.51	7.98 years	$461,813
Vested and expected to vest at September 30, 2012	1,287,725	$6.60	7.49 years	$461,813
Exercisable at September 30, 2012	1,287,725	$6.60	7.49 years	$461,813

During the three months ended September 30, 2012 and September 30, 2011 the Company recorded total stock based compensation expense from continuing operations of $1.1 million and $0.6 million from restricted stock and stock options, respectively. During the nine months ended September 30, 2012 and September 30, 2011 the Company recorded total stock based compensation expense of $4.0 million and $1.9 million, respectively, from restricted stock and stock options. No stock-based compensation costs were capitalized for the periods ended September 30, 2012 or September 30, 2011. As of September 30, 2012, total unrecognized stock-based compensation costs amounted to $6.8 million (net of estimated forfeitures); and is expected to be recorded over a weighted-average period of 1.77 years years. For the nine months ended September 30, 2012, $0.3 million was recorded to accrue for the executive stock bonuses for the newly implemented, performance based, management bonus plan and is reflected as a current liability in our consolidated financial statements.

Restricted Stock
On March 6, 2012, we granted 83,332 shares of restricted stock with a vesting period of one year. The aggregate fair value of this restricted stock is $497,117 which will be amortized over the next twelve months. In addition, we granted 125,000 shares of restricted stock with an aggregate fair value of $720,000 included in total stock-based compensation on February 17, 2012, which vested immediately and was expensed in the first quarter of 2012.
Grants Outside of the 2008 Incentive Compensation Plan
On August 23, 2010, the Company granted 65,000 stock options in an issuance outside the 2008 Incentive Compensation Plan. These options vested twenty-five percent on each six-month anniversary from the date of grant over a two year period.

6. Property and Equipment
Property and equipment consisted of the following:

	Estimated Life in Years	September 30, 2012	December 31, 2011
Well servicing equipment	3-15 years	$385,214,430	$317,883,278
Autos and trucks	5-10 years	102,336,764	95,667,664
Disposal wells	5-15 years	31,171,072	11,957,960
Building and improvements	5-30 years	10,522,316	7,842,246
Furniture and fixtures	3-10 years	3,449,066	2,426,219
Land		1,226,662	257,425
Other	3-15 years	153,851	44,204
		534,074,161	436,078,996
Accumulated depreciation		(180,683,048)	(150,134,312)
		$353,391,113	$285,944,684
Depreciation expense from continuing operations was $12.5 million and $34.9 million for the three and nine months ended September 30, 2012 and $9.1 million and $26.9 million for the three and nine months ended September 30, 2011, respectively.

7. Long-Term Debt
Long-term debt at September 30, 2012 and December 31, 2011 consisted of the following:

	September 30, 2012	December 31, 2011
9% Senior Notes	$280,000,000	$280,000,000
Insurance note	177,116	7,119,310
Third party equipment notes	15,911,068	9,030,964
	296,088,184	296,150,274
Less: Current portion	(5,050,303)	(10,517,232)
	$291,037,881	$285,633,042
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
The Company is permitted under the terms of the 9% Senior Indenture to incur additional indebtedness in the future, provided that certain financial conditions set forth in the 9% Senior Indenture are satisfied. The Company is subject to certain covenants contained in the 9% Senior Indenture, including provisions that limit or restrict the Company’s and certain future subsidiaries’ abilities to incur additional debt, to create, incur or permit to exist certain liens on assets, to make certain dispositions of assets, to make payments on certain subordinated indebtedness, to pay dividends or certain other payments to equity holders, to engage in mergers, consolidations or other fundamental changes, to change the nature of its business or to engage in transactions with affiliates. As of September 30, 2012, we are in compliance with all covenants in the indenture.
Revolving Credit Facility
On September 9, 2011, FES Ltd and its current domestic subsidiaries entered into a loan and security agreement with Regions Bank, SunTrust Bank, CIT Bank and Capital One Leverage Finance Corp., as lenders, and Regions Bank, as agent for the secured parties, or the Agent. The loan and security agreement provides for an asset based revolving credit facility with a maximum initial borrowing credit of $75.0 million, subject to borrowing base availability. As of September 30, 2012, $73.3 million was available under this new credit facility due to the $1.7 million in letters of credit outstanding against the facility. During the quarter ended September 30, 2012, we repaid $6.0 million that was outstanding under the revolving credit facility at June 30, 2012. The loan and security agreement has a stated maturity of September 9, 2016. The proceeds of this credit facility can be used for the purchase of well services equipment, permitted acquisitions, general operations, working capital and other general corporate purposes. There was nothing drawn on this facility and $1.7 million in letters of credit outstanding against the facility at September 30, 2012.
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
The loan and security agreement contains customary covenants for an asset-based credit facility, which include

(i) restrictions on certain mergers, consolidations and sales of assets; (ii) restrictions on the creation or existence of liens; (iii) restrictions on making certain investments; (iv) restrictions on the incurrence or existence of indebtedness; (v) restrictions on transactions with affiliates; (vi) requirements to deliver financial statements, report and notices to the Agent and (vii) a springing requirement to maintain a consolidated fixed charge coverage ratio (which is defined in the loan and security agreement) of 1.1:1.0 in the event that our excess availability under the credit facility falls below the greater of $11.3 million or 15% of our maximum credit under the facility for sixty consecutive days; provided that, the restrictions described in (i)—(v) above are subject to certain exceptions and permissions limited in scope and dollar value. The loan and security agreement also contains customary representations and warranties and event of default provisions. As of September 30, 2012, we are in compliance with all covenants in the loan and security agreement.
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
Third Party Equipment Notes
During the past few years, the Forbes Group financed the purchase of certain vehicles and equipment through commercial loans with Paccar Financial Group, Mack Financial Services, Enterprise Fleet Management, and Regions Finance with aggregate principal amounts outstanding as of September 30, 2012 and December 31, 2011 of approximately $15.9 million and $9.0 million, respectively. These loans are repayable in a range of 42 to 60 monthly installments with the maturity dates ranging from May 2013 to November 2017. Interest accrues at rates ranging from 4.7% to 7.6% and is payable monthly. The loans are collateralized by equipment purchased with the proceeds of such loans. The Forbes Group paid total principal payments of approximately $3.3 million and $4.3 million for the nine months ended September 30, 2012 and year ended December 31, 2011, respectively.
Insurance Notes
During 2011, the Forbes Group entered into a promissory note with First Insurance Funding for the payment of insurance premiums during the period of insurance coverage with an aggregate principal amount outstanding as of September 30, 2012 and December 31, 2011 of approximately $0.2 million and $7.1 million, respectively. This note is payable in 12 monthly installments with maturity date of September 15, 2012. Interest accrues at a rate of approximately 3.6% and is payable monthly. The amount outstanding could be substantially offset by the cancellation of the related insurance coverage. The company recently signed a new insurance note effective October 15, 2012 for $10.4 million at a rate of 3.3% .

8. Fair Value of Financial Instruments
The following is a summary of the carrying amounts and estimated fair values of our financial instruments as of September 30, 2012 and December 31, 2011. Fair value is defined as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.
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

	September 30, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(dollars in thousands)
9.0% Senior Notes	$280,000	$266,000	$280,000	$261,800

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
Expenses paid to AES related to equipment and aircraft rental were approximately $0.3 million and $0.9 million for the three and nine months ended September 30, 2012 and $0.4 million and $4 million for the three and nine months ended September 30, 2011, respectively.
The Company entered into a waste water disposal operating agreement dated January 1, 2007, with AES pursuant to which AES leased its rights in a certain well bore and receives payments in the form of a minimum fee of $5,000 per month plus $0.15 per barrel injected over 50,000 barrels. Under this agreement, AES also received a “skim oil” payment of 20% of the amount realized by the Company for all oil and hydrocarbons removed from liquids injected into the premises. The agreement term was for three years and was automatically renewed on January 1, 2010 for a three year term. Beginning in January 2008, the Company began paying AES for the use of three additional disposal wells, on a month-to-month basis, without a written contract. The terms of this rental arrangement was on a usage basis. In April 2012, these four disposal wells were purchased by the Company for $14.5 million. The Company paid $7.5 million in April 2012 and $3.5 million in September 2012, and intends to pay the remainder in the fourth quarter of 2012.
The Company continues to operate one additional disposal well from AES pursuant to a waste water disposal lease agreement with AES dated April 1, 2007. Under this agreement, the Company is entitled to use leased land for the disposal of waste water for a term of five years with three successive three year renewal periods. The Company pays a monthly rental of $2,500 per month plus $0.05 per barrel for any barrel over 50,000 barrels of waste water injected per month. Additionally, the Company pays an amount equal to 10% of all oil or other hydrocarbons removed from the liquids injected into the premises. The Company also pays AES to dispose of a portion of the solid waste products generated from its salt water disposal wells.
Expenses paid to AES related to salt water disposal wells were approximately $0.1 million and $1.2 million related to the disposal of waste water for the three and nine months ended September 30, 2012 and $0.3 million and $0.9 million for the three and nine months ended September 30, 2011, respectively.
The Company has thirteen separate rental or lease agreements with AES for separate parcels of land and buildings. Ten of the leases were entered into at various dates subsequent to December 31, 2006. Ten of the leases are written and three are oral. Each written lease has a five-year term with the Company having the option to extend from between one and five years. Aggregate amounts paid for the thirteen rentals and leases were $0.3 million and $1.1 million for the three and nine months ended September 30, 2012 and $0.3 million and $1.1 million for the three and nine months ended September 30, 2011, respectively.
For the three months ended September 30, 2012 and 2011 the Company recognized no revenue from AES, total expenses of approximately $0.7 million and $1.1 million, respectively, and no capital expenditures. For the nine months ended September 30, 2012 and 2011, the Company recognized no revenues, expense of approximately $3.2 million and $6.0 million, and capital expenditures of approximately $15.6 million and $18.6 million, respectively. Accounts payable to AES as of

September 30, 2012 and December 31, 2011 resulting from such transactions were $3.4 million and $0.6 million, respectively. The Company had accounts receivable as of September 30, 2012 and December 31, 2011 of $0.4 million
CJ Petroleum Service LLC, or CJ Petroleum, is a company that owns salt water disposal wells and is owned by Messrs. Crisp and Forbes, two sons of Mr. Crisp, and Janet Forbes, a director of the FES Ltd. In 2010, we began paying CJ Petroleum to use their three disposal wells. The Company recognized no revenue, expenses of approximately $0.0 million and $0.2 million, and no capital expenditures for the three months ended September 30, 2012 and September 30, 2011, respectively. The Company recognized no revenue, approximate expenses of $0.3 million and $0.4 million, and no capital expenditures for the nine months ended September 30, 2012 and September 30, 2011. We had no accounts receivable from CJ Petroleum as of September 30, 2012 and December 31, 2011, respectively. We had accounts payable of approximately $0 and $0.1 millionto CJ Petroleum as of September 30, 2012 and December 31, 2011, respectively.
Dorsal Services, Inc. is a trucking service provider that provides services to the Company. Mr. Crisp, an executive officer and director of FES, Ltd, and Denyce Crisp, the ex-wife of John Crisp, are partial owners of Dorsal Services, Inc. The Company recognized no revenues, expenses of approximately $45,000 and $0.1 million and no capital expenditures to Dorsal Services Inc. for the three months ended September 30, 2012 and September 30, 2011, respectively. The company recognized no revenues, expenses of approximately $0.1 million and $0.4 million for the nine months ended September 30, 2012 and September 30, 2011, respectively. The Company had accounts receivable of $0.1 million and $0.1 million and accounts payable to Dorsal Services, Inc. of approximately $24,000 and $12,000 as of September 30, 2012 and December 31, 2011, respectively.
Tasco Tool Services, Inc. is a down-hole tool company that is partially owned and managed by a company that is owned by Mr. Forbes, both an executive officer and director of FES Ltd., along with Robert Jenkins, a manager of one of the subsidiaries of FES Ltd. Tasco rents and sells tools to the Company from time to time. The Company had no revenues from Tasco and recognized expenses of approximately $85,000 and $63,000 and capital expenditures of $155,000 and $0 related to transactions with Tasco for the three months ended September 30, 2012 and September 30, 2011, respectively. For the nine months ended September 30, 2012 and September 30, 2011 the company had no revenues, expenses of approximately $0.1 million and $0.1 million, and capital expenditures of $155,000 and $0, respectively. The Company had no accounts receivable and accounts payable to Tasco as of September 30, 2012 and December 31, 2011 were $0.1 million, resulting from these transactions.
FCJ Management, LLC or FCJ, is an entity that leases land and facilities to the Company and is owned by Messrs. Crisp and Forbes and Robert Jenkins, a manager of one of the subsidiaries of FES Ltd. The Company recognized expenses of $9,000 for the three months ended September 30, 2012 and September 30, 2011. The Company had expenses of $27,000 for the nine months ended September 30, 2012 and September 30, 2011. No revenues have been recognized from FCJ for any period. The Company had no accounts receivable from or accounts payable to FCJ as of September 30, 2012 and December 31, 2011.
C&F Partners, LLC is an entity that is owned by Messrs. Crisp and Forbes. The Company recognized no revenues, expenses of approximately $0 and $0.2 million and no capital expenditures for the three months ended September 30, 2012 and September 30, 2011, respectively. All expenses are related to aircraft rental. The Company recognized no revenues, expenses of approximately $0.2 million and $0.4 million, and no capital expenditures for the nine months ended September 30, 2012 and September 30, 2011. There were no accounts receivable or accounts payable as of September 30, 2012 and December 31, 2011, respectively. As of April 2012, the Company has no further transactions with this entity.
Resonant Technology Partners is a computer networking group that provides services to the Company. Travis Burris, a director of the Company has a noncontrolling interest in the computer networking company. The company recognized expenses of approximately $49,000 and $40,000 and capital expenditures of approximately $38,000 and $0 for the three months ended September 30, 2012 and September 30, 2011, respectively. The company recognized expenses of $0.4 million and $0.2 million and capital expenditures of approximately $0.2 million and $0 for the nine months ended September 30, 2012 and September 30, 2011, respectively. The Company had accounts payable of approximately $60,000 and $68,000 as of September 30, 2012 and December 31, 2011, respectively.
Wolverine Construction, Inc. is an entity that is owned by two sons and a brother of Mr. Crisp, an executive officer and director of FES Ltd., and a son of Mr. Forbes, an executive officer and director of FES Ltd.. During the time when Wolverine was engaged by the Company to provide construction and site preparation services to certain customers of the Company, the sons and brother of Mr. Crisp were full time employees of the Company. The Company provided additional services to customers that were sub-contracted to Wolverine beginning in the fiscal year 2010 until June 2011 when the Company ceased offering such services.
The Company recognized no capital expenditures, revenues of $40,000 and $1.1 million and expenses of $0 and $0.2 million, for the three months ended September 30, 2012 and September 30, 2011, respectively. The company had revenues of $41,000 and $1.1 million and expenses of approximately $36,000 and $10.3 million for the nine months ended September 30,

2012 and September 30, 2011, respectively. The Company had approximately $0 in accounts receivable from Wolverine as of September 30, 2012 and approximately $1.1 million as of December 31, 2011. The Company had $39,000 accounts payable due Wolverine as of September 30, 2012 and approximately $7,000 as of December 31, 2011.
JITSU Services, LLC, or JITSU, is a financial leasing company that, since October 2010, provides services to the Company. The Company currently leases ten vacuum trucks from JITSU. Janet Forbes and Mr. Crisp are owners of JITSU. For the three months ended September 30, 2012 and September 30, 2011, the Company recognized no revenues and expenses of approximately $0.1 million and no capital expenditures from transactions with JITSU. The Company recognized no revenues, expenses of approximately $0.3 million, and no capital transactions for the nine months ended September 30, 2012 and September 30, 2011. As of September 30, 2012 and December 31, 2011, the company had no accounts receivable from or accounts payable to JITSU.
Texas Quality Gate Guard Services, LLC, or Texas Quality Gate Guard Services, is an entity owned by Messrs. Crisp and Forbes and a son of Mr. Crisp, an executive officer and director of FES Ltd., which said son during that time was also a full time employee of the Company. Since October 2010, Texas Quality Gate Guard Services has provided security services to the Company. The Company bills its customers for these services without a markup. For the three months ended September 30, 2012 and September 30, 2011, the Company recognized no revenues, expenses of approximately $41,000 and $0.1 million and no capital expenditures from transactions with Texas Quality Gate Guard Services. The Company recognized $0 revenues, expenses of approximately $0.3 million and $0.2 million, and no capital expenditures for the nine months ended September 30, 2012 and September 30, 2011, respectively. As of September 30, 2012 and December 31, 2011, the company had no accounts receivable and accounts payable to Texas Quality Gate Guard of approximately $23,000 and $121,000, respectively.
Animas Holdings, LLC, or Animas, is a property and disposal company that is owned by the two sons of Mr. Crisp and three children of Mr. Forbes and Ms. Forbes. As of April 26, 2010, TES entered into a waste water disposal operating agreement with Animas whereby TES agrees to pay a monthly operational fee of $4,000 per month, plus $0.08 per barrel over 50,000 barrels per month. Animas agrees to pay TES ten percent of all skim oil payments obtained from this waste water disposal. The Company also has an oral agreement with Animas for the rental of two truck yards. The Company pays Animas $8,500 per month for the use of the two properties. For the three months ended September 30, 2012 and September 30, 2011, the Company recognized no revenues; expenses of approximately $0 and $0.1 million and no capital expenditures from transactions with Animas Holding, LLC. For the nine months ended September 30, 2012 and September 30, 2011, the Company recognized no revenues; expenses of $26,000 and $0.3 million, and no capital expenditures, respectively. As of September 30, 2012 and December 31, 2011, the Company had no accounts receivable and accounts payable of $0 and $31,000 to Animas Holding, LLC.
The Company has a relationship with Texas Champion Bank. Travis Burris, one of the directors of FES Ltd., is also the President, Chief Executive Officer, and director of Texas Champion Bank. Mr. Crisp, our President and Chief Executive Officer, serves on the board of directors of Texas Champion Bank. As of September 30, 2012 and December 31, 2011, the Company had $1.8 million and $2.4 million, respectively, on deposit with this bank.
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
Marcus Crisp, a brother of John E. Crisp, is employed as the West Texas Fluids Manager by C.C. Forbes, LLC and TX Energy Services, LLC, both subsidiaries of the Company. Marcus Crisp received salary compensation of $171,567 in 2011 and $160,385 through September 30, 2012. Marcus Crisp received an option to purchase 12,500 shares of common stock at $28.00 per share in May 2008, which award vested over three years. He received an option to purchase 18,750 shares of common stock at $2.60 per share in August 2010, which award vests over two years. Marcus Crisp tendered his May 2008 options in the previously discussed 2011 Option Exchange and received new options to purchase 9,000 shares of common stock, at an exercise price of $9.32 per share. In August 2011, Marcus Crisp received options to purchase 125,000 shares of common stock, at an exercise price of $9.16 per share, which award vests over three years. In February 2012, Marcus Crisp was granted a restricted stock award in the amount of 41,666 shares, vesting one year from the date of grant.

Messrs. Crisp and Forbes are directors and shareholders of Brush Country Bank, an institution with which the Company conducts business. As of September 30, 2012 and December 31, 2011, the Company had $0.1 million and $0.9 million on deposit with this bank.

10. Commitments and Contingencies
Concentrations of Credit Risk
Financial instruments which subject the Forbes Group to credit risk consist primarily of cash balances maintained in excess of federal depository insurance limits and trade receivables. All of our non-interest bearing cash balances were fully insured at September 30, 2012 due to a temporary federal program in effect from December 31, 2010 through December 31, 2012. Under the program, there is no limit to the amount of insurance for eligible accounts. Beginning 2013, insurance coverage will revert to $250,000 per depositor at each financial institution, and our non-interest bearing cash balances may again exceed federally insured limits. The Forbes Group restricts investment of temporary cash investments to financial institutions with high credit standings. The Forbes Group’s customer base consists primarily of multi-national and independent oil and natural gas producers. The Forbes Group does not require collateral on its trade receivables. For the three months ended September 30, 2012 the Company's largest customer, five largest customers, and ten largest customers constituted 11.7%, 38.2%, and 59.4% of revenues, respectively. For the nine months ended September 30, 2012 the Company's largest customer, five largest customers, and ten largest customers constituted 10.2%, 38.1%, 58.0% and of revenues, respectively. The loss of any one of our top five customers would have a negative impact on the revenues and profits of the company. Further, our trade accounts receivable are from companies within the oil and natural gas industry and as such the Forbes Group is exposed to normal industry credit risks. The Forbes Group continually evaluates its reserves for potential credit losses and establishes reserves for such losses.
Self-Insurance
The Forbes Group is self-insured under its Employee Group Medical Plan for the first $125,000 per individual plus a $235,000 aggregate specific deductible. Incurred and unprocessed claims as of September 30, 2012 and December 31, 2011 amount to approximately $3.7 and $3.9 million, respectively. These claims are unprocessed and therefore their values are estimated and included in accrued expenses in the accompanying condensed consolidated balance sheets.
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

11. Supplemental Cash Flow Information

	Nine months ended September 30,
	2012	2011
Cash paid for
Interest	$13,455,493	$24,344,157
Income tax	$715,000	$—
Supplemental schedule of non-cash investing and financing activities
Changes in accounts payable related to capital expenditures	$(8,652,951)	$3,918,202
Capital leases on equipment	$10,180,698	$5,329,569
Preferred shares dividends and accretion costs	$31,113	$7,552
Adjustment to reclass dividends payable from temporary equity to liabilities	$—	$612,565

12. Earnings per Share
Basic earnings per share (“EPS”) is computed by dividing net income available to common shareholders by the weighted average common shares outstanding during the period. Diluted earnings (loss) per share takes into account the potential dilution that could occur if securities or other contracts to issue common shares, such as warrants, options and convertible preference shares, were exercised and converted into common shares. Potential common stock equivalents that have been issued by the Forbes Group relate to outstanding stock options and restricted stock which are determined using the treasury stock method, and the Series B Senior Convertible Preferred Shares (the “Series B Preferred Shares”), which are determined using the “if converted” method. In applying the if-converted method, conversion is not assumed for purposes of computing diluted EPS if the effect would be antidilutive. As of September 30, 2012 and September 30, 2011, there were 2.0 million and 1.3 million options to purchase common shares outstanding, respectively and 588,059 Series B Senior Convertible Preferred Shares. The preferred stock is convertible at a rate of nine common shares to one Series B Preferred Share.
The Company has determined that the Series B Preferred Shares are participating securities under ASC 260. Under ASC 260, a security is considered a participating security if the security may participate in undistributed earnings with common stock, whether that participation is conditioned upon the occurrence of a specified event or not. In accordance with ASC 260, a company is required to use the two-class method when computing EPS when a company has a security that qualifies as a “participating security.” The two-class method is an earnings allocation formula that determines EPS for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. A participating security is included in the computation of basic EPS using the two-class method. Under the two-class method, basic EPS for the Company’s common shares is computed by dividing net income applicable to common shares by the weighted-average common shares outstanding during the period. Under the certificate of designation for our Series B Preferred Shares (the “Series B Certificate of Designation”), if at any time the Company declares a dividend in cash which is greater in value than five percent on a cumulative basis over the previous twelve month period of the then current “Common Share Fair Market Value,” as that term is defined in the Series B Certificate of Designation, the Series B Preferred Shares will be entitled to receive a dividend payable in cash equal to the amount in excess of five percent of the then Common Share Fair Market Value per common share they would have received if all outstanding Series B Preferred Shares had been converted into common shares. There were no earnings allocated to the Series B Preferred Shares for the quarter ended September 30, 2012 since earnings for the quarter were not in excess of amounts prescribed by the Series B Certificate of Designation for our Series B Preferred Shares. Diluted EPS for the Company’s common shares is computed using the more dilutive of the two-class method or the if-converted method. The following table sets forth the reconciliation of weighted average shares outstanding and diluted weighted average shares outstanding:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Weighted average shares outstanding	21,068,417	20,918,417	21,038,850	20,918,417
Dilutive effect of stock options and restricted stock	—	389,056	319,109	—
Dilutive effect of preferred shares	—	5,292,531	5,292,531	—
Diluted weighted average shares outstanding	21,068,417	26,600,004	26,650,490	20,918,417

There were 1,997,925 stock options and 83,332 restricted stock units outstanding as of September 30, 2012, and 5,292,531 common share equivalents underlying the Series B Preferred Shares that were not included in the calculation of diluted EPS for the three months ended September 30, 2012 because their effect would have been antidilutive, but were included in the calculation of diluted EPS for the nine months ended September 30, 2012. There were 1,305,000 stock options outstanding as of September 30, 2011 and 5,292,531 common share equivalents underlying the Series B Preferred Shares that were included in the calculation of diluted EPS for the three months ended September 30, 2011, but were not included in the nine months ended September 30, 2011 because their effect would have been antidilutive.

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended September 30,			Nine months ended September 30,
	2012	2011		2012		2011
Basic:
Net income (loss)	$(2,342,033)	$4,361,407		$5,020,920		$(18,428,777)
Preferred stock dividends and accretion	(194,139)	(194,135)		(582,417)		7,552
Net income (loss) attributable to common shareholders	(2,536,172)	4,167,272		4,438,503		(18,421,225)
Weighted-average common shares	21,068,417	20,918,417		21,038,850		20,918,417
Basic income (loss) per share	$(0.12)	$0.20		$0.21		$(0.88)
Diluted:
Net income (loss)	$(2,342,033)	$4,361,407		$5,020,920		$(18,428,777)
Preferred stock dividends and accretion	(194,139)	(194,135)		(582,417)		7,552
Net income (loss) attributable to common shareholders	(2,536,172)	4,167,272		4,438,503		(18,421,225)
Effect of dilutive securities	—	194,135	582,417	582,417		—
Net income (loss) attributable to common shareholders plus assumed conversions	(2,536,172)	4,361,407		5,020,920	—	(18,421,225)
Weighted-average common shares	21,068,417	26,600,004		26,650,490		20,918,417
Diluted earnings (loss) per share	$(0.12)	$0.16		$0.19		$(0.88)

13. Income Taxes
The Company’s tax expense from application of the effective tax rate for the nine months ended September 30, 2012 was estimated to be 46.59% based on pre-tax income of $12.3 million. For the nine months ended September 30, 2011, the Company's effective tax rate was a benefit of 30.4%. The difference between the effective rate and 35.0% statutory rate is primarily related to changes in forecast, Texas Margins Tax, and other non-deductible expenses.
The Forbes Group is subject to the Texas Margins Tax. The Texas Margins Tax is a tax equal to one percent of Texas-sourced revenue reduced by the greater of (a) cost of goods sold (as defined by Texas law), (b) compensation (as defined by Texas law) or (c) thirty percent of the Texas-sourced revenue. The Forbes Group accounts for the revised Texas Franchise tax in accordance with ASC 740, as the tax is derived from a taxable base that consists of income less deductible expenses. As of September 30, 2012, the annual franchise tax expense is estimated to be approximately $0.8 million for 2012.

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

Fluid Logistics and Other
The fluid logistics and other segment consists of operations in the U.S., which provide, transport, store and dispose of a variety of drilling and produced fluids used in and generated by oil and natural gas production activities. These services are required in most work-over and completion projects and are routinely used in daily producing well operations. In the fiscal year 2010, the Company began providing site preparation services which were complementary to the traditional services offered by the Company. Wolverine Construction, Inc., a related party, was sub-contracted to complete such services. The Company ceased offering these services in June 2011. The following table sets forth certain financial information from continuing operations with respect to the Company’s reportable segments in (000)’s for the three and nine months ended September 30, 2012 and September 30, 2011:

	Three months ended September 30,			Nine months ended September 30,
	Well Servicing	Fluid Logistics	Consolidated	Well Servicing	Fluid Logistics	Consolidated
2012
Operating revenues	$50,565	$63,755	$114,320	$154,120	$211,470	$365,590
Direct operating costs	41,372	47,186	88,558	117,913	151,396	269,309
Segment profits	$9,193	$16,569	$25,762	$36,207	$60,074	$96,281
Depreciation and amortization	$5,831	$7,356	$13,187	$17,103	$19,971	$37,074
Capital expenditures	6,205	5,697	11,902	24,327	78,916	103,243
Total assets	518,193	460,307	978,500	518,193	460,307	978,500
2011
Operating revenues	$48,421	$67,341	$115,762	$126,870	$194,371	$321,241
Direct operating costs	38,881	49,817	88,698	103,030	142,730	245,760
Segment profits	$9,540	$17,524	$27,064	$23,840	$51,641	$75,481
Depreciation and amortization	$5,050	$4,811	$9,861	$15,296	$13,781	$29,077
Capital expenditures	8,088	9,718	17,806	21,072	17,341	38,413
Total assets	407,734	326,503	734,237	407,734	326,503	734,237

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Reconciliation of the Forbes Group Operating Income As Reported:
Segment profits	$25,762	$27,064	$96,281	$75,481
General and administrative expense	7,278	6,187	26,023	24,984
Depreciation and amortization	13,187	9,861	37,074	29,077
Operating income	5,297	11,016	33,184	21,420
Other income and expenses, net	(7,138)	(6,740)	(20,851)	(55,815)
Income (loss) from continuing operations before income taxes	$(1,841)	$4,276	$12,333	$(34,395)

	September 30, 2012	December 31, 2011
Reconciliation of the Forbes Group Assets As Reported:
Total reportable segments	$978,500	$859,869
Elimination of internal transactions	(1,456,122)	(1,280,509)
Parent	1,005,157	971,063
Total assets	$527,535	$550,423

15. Guarantor and Non-Guarantor Condensed Consolidating Financial Statements
Prior to January 12, 2012, when the Company completed the disposition of its business and substantially all of its assets in Mexico, the Company had certain foreign significant subsidiaries that did not guarantee the 9% Senior Notes discussed in Note 7 and is required to present the following condensed consolidating financial information pursuant to Rule 3-10 of Regulation S-X. These schedules are presented using the equity method of accounting for all periods presented. Under this method, investments in subsidiaries are recorded at cost and adjusted for the Company’s share in the subsidiaries’ cumulative results of operations, capital contributions and distributions and other changes in equity. Elimination entries relate primarily to the elimination of investments in subsidiaries and associated intercompany balances and transactions. As of September 30, 2012, the subsidiaries that are guarantors are 100% owned directly or indirectly by FES Ltd, guarantees are full and unconditional, joint and several, subject to customary release provisions, and other subsidiaries of FES Ltd issuer that are not guarantors are minor and FES Ltd has no independent assets or operations.
There are no significant restrictions on FES Ltd’s ability or the ability of any guarantor to obtain funds from its subsidiaries by such means as a dividend or loan.
Supplemental financial information for Forbes Energy Services Ltd., the parent and issuer, our combined subsidiary guarantors and our non-guarantor subsidiaries is presented below for the comparative period as of September 30, 2011.
Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)
Condensed Consolidated Balance Sheets
As of December 31, 2011

	Parent/Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$15,565,491	$20,988,105	$46,495	$—	$36,600,091
Accounts receivable	29,566,358	106,853,245	1,493,791	(991,356)	136,922,038
Other current assets	10,599	10,274,046	—	—	10,284,645
Total current assets	45,142,448	138,115,396	1,540,286	(991,356)	183,806,774
Property and equipment, net	—	285,944,684	—	—	285,944,684
Investments in affiliates	26,209,153	163,532,443	—	(189,741,596)	—
Intercompany receivables	335,660,170	—	11,502,122	(347,162,292)	—
Intercompany note receivable	1,024,301	—	—	(1,024,301)	—
Other intangible assets, net	—	30,876,389	—	—	30,876,389
Deferred financing costs—net	6,976,241	2,427,576	—	—	9,403,817
Restricted cash	—	16,150,433	—	—	16,150,433
Other assets	14,890	11,482	4,504	—	30,876
Noncurrent assets held for sale	2,138,704	21,572,656	498,720	—	24,210,080
Total assets	$417,165,907	$658,631,059	$13,545,632	$(538,919,545)	$550,423,053

Liabilities and Shareholders' Equity
Current liabilities
Current portions of long-term debt	$—	$10,517,232	$—	$—	$10,517,232
Trade accounts payable	10,684,760	41,120,820	(16,198)	—	51,789,382
Accrued dividends	61,259	—	—	—	61,259
Other liabilities	22,237,502	10,870,950	1,564,732	—	34,673,184
Total current liabilities	32,983,521	62,509,002	1,548,534	—	97,041,057
Long-term debt—net	280,000,000	5,633,042	—	—	285,633,042
Intercompany payables	—	334,959,907	13,193,742	(348,153,649)	—
Intercompany notes payable	—	—	1,024,301	(1,024,301)	—
Deferred tax liability	(36,074,758)	63,627,639	(61,069)	—	27,491,812
Total liabilities	276,908,763	466,729,590	15,705,508	(349,177,950)	410,165,911
Series B convertible shares	14,476,783	—	—	—	14,476,783
Shareholders' equity:	125,780,361	191,901,469	(2,159,876)	(189,741,595)	125,780,359
Total liabilities and equity	$417,165,907	$658,631,059	$13,545,632	$(538,919,545)	$550,423,053

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)
Condensed Consolidated Statement of Operations (unaudited)
For the three months ended September 30, 2011

	Parent/Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenue
Well servicing	$—	$48,421,163	$—	$—	$48,421,163
Fluid logistics and other	—	67,340,814	—	—	67,340,814
Total revenues	—	115,761,977	—	—	115,761,977
Expenses
Well servicing	(456,090)	39,336,799	—	—	38,880,709
Fluid logistics and other	—	49,816,736	—	—	49,816,736
General and administrative	(2,066,341)	8,253,396	—	—	6,187,055
Depreciation and amortization	—	9,861,254	—	—	9,861,254
Total expenses	(2,522,431)	107,268,185	—	—	104,745,754
Operating income (loss)	2,522,431	8,493,792	—	—	11,016,223
Other income (expense)
Interest expense - net	4,924,733	(11,665,428)	—	—	(6,740,695)
Other income (expense) - net	35,483,937	(35,483,937)	—	—	—
Equity in income of affiliates	(40,369,119)	—	—	40,369,119	—
Income (loss) before taxes	2,561,982	(38,655,573)	—	40,369,119	4,275,528
Income tax benefit	1,735,702	—	—	—	1,735,702
Net income (loss) from continuing operations	826,280	(38,655,573)	—	40,369,119	2,539,826
Net income from discontinued operations, net of tax expense	1,821,581	—	—	—	1,821,581
Net income (loss)	$2,647,861	$(38,655,573)	$—	$40,369,119	$4,361,407

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)
Condensed Consolidated Statement of Operations (unaudited)
For the nine months ended September 30, 2011

	Parent/Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenue
Well servicing	$—	$126,869,856	$—	$—	$126,869,856
Fluid logistics and other	—	194,371,015	—	—	194,371,015
Total revenues	—	321,240,871	—	—	321,240,871
Expenses
Well servicing	837,786	102,192,128	—	—	103,029,914
Fluid logistics and other	—	142,730,107	—	—	142,730,107
General and administrative	8,561,942	16,421,717	—	—	24,983,659
Depreciation and amortization	—	29,077,466	—	—	29,077,466
Total expenses	9,399,728	290,421,418	—	—	299,821,146
Operating income (loss)	(9,399,728)	30,819,453	—	—	21,419,725
Other income (expense)
Interest expense - net	(8,309,498)	(12,159,317)	—	—	(20,468,815)
Other income (expense) - net	—	(35,414,833)	—	—	(35,414,833)
Equity in income of affiliates	(18,399,139)	—	—	18,468,243	69,104
Income (loss) before taxes	(36,108,365)	(16,754,697)	—	18,468,243	(34,394,819)
Income tax benefit	(10,455,365)	—	—	—	(10,455,365)
Net income (loss) from continuing operations	(25,653,000)	(16,754,697)	—	18,468,243	(23,939,454)
Net income from discontinued operations, net of tax expense	5,510,677	—	—	—	5,510,677
Net income (loss)	$(20,142,323)	$(16,754,697)	$—	$18,468,243	$(18,428,777)

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)
Condensed Consolidated Statement of Cash Flows (unaudited)
For the nine months ended September 30, 2011

	Parent/Issuer	Guarantors	Non-Guarantors	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(1,417,523)	$(12,522,160)	$(11,392)	$(13,951,075)
Cash flows from investing activities:
Proceeds from sale of property and equipment	—	647,454	—	647,454
Change in restricted cash	—	(7,097,013)	—	(7,097,013)
Purchases of property and equipment	—	(35,829,895)	—	(35,829,895)
Net cash provided by (used in) investing activities	—	(42,279,454)	—	(42,279,454)
Cash flows from financing activities:
Payments on debt	—	(3,639,179)	—	(3,639,179)
Retirement of Second Priority Notes	(212,500,000)	—	—	(212,500,000)
Proceeds from issuance of Senior Notes	280,000,000	—	—	280,000,000
Payment of debt issuance cost	(9,993,262)	—	—	(9,993,262)
Dividends paid on Series B Convertible Preferred Shares	(735,075)	—	—	(735,075)
Net cash used in financing activities	56,771,663	(3,639,179)	—	53,132,484
Effect of currency translation	(138,134)	—	—	(138,134)
Net decrease in cash	55,216,006	(58,440,793)	(11,392)	(3,236,179)
Cash and cash equivalents
Beginning of period	7,101,006	23,242,429	115,022	30,458,457
End of period	$62,317,012	$(35,198,364)	$103,630	$27,222,278

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
The Company paid a closing fee to the Investors of $290,400 which is netted with the proceeds from the sale of the Series B Preferred Stock in temporary equity on the consolidated balance sheet. The value of the Series B Preferred Stock, for accounting purposes, is being accreted up to redemption value from the date of issuance to the earliest redemption date of the instrument using the effective interest rate method. If the Series B Preferred Stock had been redeemed as of September 30, 2012 and December 31, 2011, the redemption amount would have been approximately $14.5 million in each instance.

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
Preferred stock dividends are recorded at their fair value. If paid in cash, the amount paid represents fair value. If paid in kind, the fair value of the preferred stock dividends is determined using valuation techniques that include a component representing the intrinsic value of the dividends (which represents the fair value of the common stock into which the preferred stock could be converted) and an option component (which is determined using a Black-Scholes Option Pricing Model). Dividends and accretion for the three and nine months ended September 30, 2012 were $0.2 million and $0.6 million.

17. Discontinued Operations
On January 12, 2012, the Company completed the previously announced sale of substantially all of its assets located in Mexico, as well as its equity interests in Forbes Energy Services México Servicios de Personal, S. de R.L. de C.V., for aggregate cash consideration of approximately $30 million (excluding amounts paid to cover certain Mexican taxes). The Company recognized a gain on disposal of approximately $3.7 million on this transaction. Included in other income (expense) in the three and nine months ended September 30, 2012 is an adjustment of $0.8 million for the foreign currency translation that had been recorded as a component of equity for the Mexico operations. The amount was reclassed to the gain on sale upon substantial liquidation of the subsidary in Mexico.
The Company has retained a small office in Mexico, which will operate on a temporary basis while the Company collects outstanding receivables from PEMEX. In connection with the expiration of its contract with PEMEX, the Company expects the release of the performance bond posted in connection with such contract, which should result in approximately $13.6 million being released from restricted cash. The restricted cash of $13.6 million plus interest was released in November 2012.

The following table presents the results of discontinued operations:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(dollars in thousands)
Revenues	$—	$17,409	$2,787	$45,947
Expenses
Direct costs	—	13,163	3,683	33,940
General and administrative	346	757	3,232	1,785
Depreciation and amortization	—	603	—	1,498
Total expenses	346	14,523	6,916	37,223
Operating income (loss)	(346)	2,886	(4,128)	8,724
Interest income	—	3	—	16
Interest expense	(1)	(2)	(2)	(6)
Other income (expense)	—	2	—	2
Gain on sale of assets	(734)	—	2,933	—
Income before income taxes	(1,081)	2,889	(1,197)	8,736
Income tax expense (benefit)	(9)	1,067	370	3,225
Net income (loss)	$(1,072)	$1,822	$(1,567)	$5,511

18. Subsequent Events
The Company recently announced that, because its common stock trades on the NASDAQ Stock Market under the symbol "FES", the Company intends to voluntarily delist its common stock from the Toronto Stock Exchange, or the TSX. The Company feels that minimal trading volume of these shares on the TSX no longer justifies the expenses associated with maintaining this listing.
The Company has provided written notice to the TSX regarding the delisting. The Company anticipates that its common stock will be delisted from the TSX at the close of trading on November 16, 2012.

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
We currently provide a wide range of services to a diverse group of companies. Through the nine months ended September 30, 2012, we provided services to over 870 companies. Our blue-chip customer base includes Anadarko Petroleum Corporation, Chesapeake Energy Corporation, ConocoPhillips Company, Rosetta Resources, Inc., and Shell Oil Company, among others. John E. Crisp, Charles C. Forbes, and our senior management team, have cultivated deep and ongoing relationships with these customers during their average of over 35 years of experience in the oilfield services industry. For the three and nine months ended September 30, 2012, we generated consolidated revenues of approximately $114.3 million and $365.6 million.
We currently conduct our operations through the following two business segments:

•
Well Servicing. Our well servicing segment comprised 44.2% and 42.2% of consolidated revenues for the three and nine months ended September 30, 2012. At September 30, 2012, our well servicing segment utilized our modern fleet of 162 owned well servicing rigs, which included 152 workover rigs, 10 swabbing rigs, and related assets and equipment. These assets are used to provide (i) well maintenance, including remedial repairs and removal and replacement of downhole production equipment, (ii) well workovers, including significant downhole repairs, re-completions and re-perforations, (iii) completion and swabbing activities, and (iv) plugging and abandoning services. We also have a fleet of nine tubing testing units that are used to conduct pressure testing of oil and natural gas production tubing and scan testing for pitting and wall thickness of the tubing. In addition, we currently have two coiled tubing spreads that we recently began utilizing in our well servicing segment.

•
Fluid Logistics and Other. Our fluid logistics and other segment comprised 55.8% and 57.8% of consolidated revenues for the three and nine months ended September 30, 2012. Our fluid logistics segment utilized our fleet of owned or leased fluid transport trucks and related assets, including specialized vacuum, high-pressure pump and tank trucks, frac tanks, water wells, salt water disposal wells and facilities, and related equipment. These assets are used to provide, transport, store, and dispose of a variety of drilling and produced fluids used in, and generated by, oil and natural gas production. These services are required in most workover and completion projects and are routinely used in daily operations of producing wells. Beginning in the fiscal year 2010, the Company began providing additional services in which Wolverine Construction, Inc., a related party, completed such services as a sub-contractor. These services involved site preparation and were complementary to the traditional services offered by the Company. The Company substantially ceased offering these services in June 2011. Prior to such termination, we would pay Wolverine for their services and materials and then would bill the cost to the customer with a margin of approximately 5%. There was no revenue associated with the sub-contractor work for the three or nine months ending September 30, 2012 and $0 and $5.2 million for the three and nine months ending September 30, 2011, respectively.
We believe that our two business segments are complementary and create synergies in terms of selling opportunities. Our multiple lines of service allow us to capitalize on our existing customer base to grow within existing markets, generate more business from existing customers, and increase our operating profits. By offering our customers the ability to reduce the number of vendors they use, we believe we help improve our customers’ efficiency. This is demonstrated by the fact that 78.4% and 81.4% of our revenues for the three and nine months ended September 30, 2012 , respectively, were from customers that utilized services from both of our business segments. Further, by having multiple service offerings that span the life cycle of the well, we believe we have a competitive advantage over smaller competitors offering more limited services.

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
Workover Rig Rates
Our well servicing segment revenues are dependent on the prevailing market rates for workover rigs. Rates and utilization for workover rigs increased in March 2010 through the third quarter of 2011, then rates and utilization stabilized in the fourth quarter 2011 and rates have generally continued through the nine months ending September 30, 2012, with utilization dropping in the third quarter of 2012.
Fluid Logistics Rates
Our fluid logistics and other segment revenues are dependent on the prevailing market rates for fluid transport trucks and the related assets, including specialized vacuum, high-pressure pump and tank trucks, frac tanks and salt water disposal wells. Pricing and utilization increased in the latter portion of the first quarter 2010 and continued through 2011. Rates stabilized through the first half of 2012 dropping in the third quarter of 2012.
Operating Expenses
As utilization and demand increased beginning in 2010 and continued in the first half of 2012, we have experienced cost pressures in areas such as labor where we have incurred additional cost increases primarily in the form of increased pay rates. Future earnings and cash flows will be dependent on our ability to manage our overall cost structure and either maintain our existing prices or obtain price increases from our customers as our operating costs increase.
Equipment rental cost continues to be a significant component of our operating expenses. As described in the following paragraph, we made certain capital expenditures in the first nine months of 2012 that are intended to replace certain leased or rented equipment. Nevertheless, we expect that we will continue to meet certain equipment needs through rental or leasing arrangements and, to that end, in the first nine months of 2012, we entered into operating leases with respect to our 70 additional vacuum trucks, and 23 vacuum trailers for our Fluid Logistics segment and 17 support trucks, two pressure pumping units, one crane truck, one nitrogen pumping unit and a transport trailer for the coiled tubing units to be utilized in the coiled tubing operations of the well servicing segment.

Capital Expenditures
During the first nine months of 2012 we purchased three 550 horsepower well service rigs and related equipment, four pump-down units, 1,273 frac tanks, eighteen vacuum trucks, eight salt water disposal wells, one pressure pumping unit, and two coiled tubing unit spreads. Capital expenditures for the nine months ended September 30, 2012 were $103.1 million. Certain of these purchased assets are intended either to take the place of equipment that the Company had been leasing or renting or to allow the Company to provide services to customers that it had previously offered through third party contractors. Other purchases were made to increase the Company's overall capacity. As of October 2012, the Company has orders placed for additional equipment, including acid frac tanks, three coiled tubing spreads and related equipment that should be delivered in the fourth quarter of 2012, the first of which has already been delivered. The first of these remaining coiled tubing units was received in October and 34 acid frac tanks were received in November 2012. Of this equipment on order, $5.0 million will purchased through debt financing and the remaining $10.1 million through operating leases. Other than equipment on order that has not yet been delivered, the Company does not currently have plans for any further significant capital expenditures in the immediate future.

We plan to finance some of the remaining equipment on order, including three additional coiled tubing units, pursuant to an agreement with Regions Equipment Finance Corporation and Regions Commercial Equipment Finance, LLC, collectively, Regions Finance, discussed in further detail below. However, this agreement does not constitute a commitment to finance any additional operating lease or loan schedules. Nevertheless, we believe that our cash flows from operations and availability under our $75 million revolving credit facility, on their own, will be sufficient to fund or otherwise satisfy the obligations related to this equipment on order.
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
Presentation
The following discussion and analysis is presented on a consolidated basis to reflect the results of continuing operations and financial condition of the Forbes Group. The financial information as of and for the three and nine months ended September 30, 2012 and September 30, 2011 is presented on a consolidated basis for FES Ltd and its subsidiaries. Unless otherwise indicated, all financial or operational data presented herein relates to our continuing operations, excluding our operations in Mexico, which were sold in January 2012. Notwithstanding the foregoing, financial information regarding cash flows presented herein includes cash flows from our discontinued operations.

Results of Operations
The following discussion, as well as the discussion found under “Liquidity and Capital Resources,” compares our consolidated financial information for the three and nine months ended September 30, 2012 to the three and nine months ended September 30, 2011.
Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011
Consolidated Revenues. For the three months ended September 30, 2012, revenues decreased by $1.4 million, or 1.2%, to $114.3 million when compared to the same period in the prior year. This is as a result of lower activity in the third quarter of 2012 as compared to 2011.
Well Servicing—Revenues from the well servicing segment increased by $2.1 million for the period, or 4.4% to $50.6 million compared to the corresponding period in the prior year. Coiled tubing revenues were $2.3 million for the three months ended September 30, 2012 and zero in the same period in 2011. Revenues from other activities within the well servicing segment were relatively flat due to an increase in rate of 4.5% and a decrease in hours of 4.3%. We utilized 162 well service rigs as of September 30, 2012 and 2011 and two coiled tubing spreads as of September 30, 2012.
Fluid Logistics and Other—Revenues from the fluid logistics segment and other for the three months ended September 30, 2012 decreased by $3.6 million, or 5.3%, to $63.8 million compared to the same period in the prior year. The rates for this segment decreased approximately 3.4% for the three months ended September 30, 2012 when compared to the same period ending September 30, 2011. Trucking hours increased during the three months ended September 30, 2012 when compared to the three months ended September 30, 2011. Our principal fluid logistics assets at September 30, 2012 and September 30, 2011 were as follows:

	September 30		% Increase
	2012	2011	(Decrease)
Fluid logistics and other segment:
Vacuum trucks	475	366	29.8%
High-pressure pump trucks	21	19	10.5%
Other heavy trucks	84	64	31.3%
Frac tanks	3,149	1,594	97.6%
Salt water disposal wells	23	15	53.3%
Consolidated Operating Expenses—Our operating expenses decreased to $88.6 million for the three months ended September 30, 2012, from $88.7 million for the three months ended September 30, 2011, a decrease of $0.1 million, or 0.2%. Operating expenses as a percentage of revenues were 77.5% for the three months ended September 30, 2012, compared to 76.6% for the three months ended September 30, 2011. The slight increase in operating expenses as a percentage of revenue in the three months ending September 30, 2012 compared to the three months ending September 30, 2011 was due to the increase in labor expenses due to workforce increases.
Well Servicing—Operating expenses from the well servicing segment increased by $2.5 million, or 6.4%, to $41.4 million. Well servicing operating expenses as a percentage of well servicing revenues were 81.8% for the three months ended September 30, 2012, compared to 80.3% for the three months ended September 30, 2011, an increase of 1.5%. Well servicing expenses include expenses for both well servicing and coiled tubing. Coiled tubing expenses were $2.2 million for the three months ending September 30, 2012 and zero for the three months ending September 30, 2011. Other operating expenses for activities within the well servicing segment were relatively flat comparing the three months ending September 30, 2012 and the three months ending September 30, 2011.
Fluid Logistics and Other—Operating expenses from the fluid logistics and other segment decreased by $2.6 million, or 5.3% to $47.2 million . Fluid logistics operating expenses as a percentage of fluid logistics revenues was stable at 74.0% for the three months ended September 30, 2012 and September 30, 2011. The decrease in fluid logistics and other operating expenses of $2.6 million was partially due to a decrease in contract services cost of $6.1 million, or 83.71% to $1.2 million, when compared to the same period in the prior year. Rent equipment expense decreased $3.1 million or 45.6%, to $3.6 million. Both of these expenses decreased due to the acquisition of additional equipment to satisfy customer demand and decreasing the need to utilize outside services. This decrease in contract services was partially offset by the increase in labor costs of $3.7 million, or 27.7% to $17.6 million as a direct result of workforce headcount increases. The employee count at September 30, 2012 was 1,186, as compared with 996 employees as of September 30, 2011. Supplies and parts expense increased $0.5 million or 290.4% to $0.7 million. Fuel costs increased $1.0 million, or 13.52% to $8.4 million. Insurance costs increased $0.8 million, or 69.4% to $2.0 million. The remaining $0.4 million relates to various expenses in line with management's expectations.

General and Administrative Expenses. General and administrative expenses from the consolidated operations increased by approximately $1.1 million, or 17.6%, to $7.3 million for the three months ended September 30, 2012. General and administrative expense as a percentage of revenues was 6.4% and 5.3% for the three months ended September 30, 2012 and September 30, 2011, respectively. The increase was due to an increase in compensation expense of approximately $1.1 million due to a workforce increase of 45 employees. Compensation expense for the current quarter included an accrual of approximately $0.3 million to reflect an estimate of the quarterly expense related to a newly implemented, performance based, management bonus plan.
Depreciation and Amortization. Depreciation and amortization expenses increased by $3.3 million, or 33.7% , to $13.2 million. The additional depreciation expense resulted from capital expenditures, including those incurred for the three months ended September 30, 2012 which were $11.9 million compared to $17.8 million for the three months ended September 30, 2011.
Interest and Other Expenses. Interest and other expenses increased by approximately $0.4 million from the three months ended September 30, 2011 to the current quarter due to the financing of additional equipment purchased during the quarter ended September 30, 2012 compared to the same period in the prior year.

Income Taxes. We recognized an income tax benefit of $0.6 million and expense of $1.7 million for the three months ended September 30, 2012 and September 30, 2011, respectively. Our effective tax rate for the three months ended September 30, 2012 is 31.04% compared with an 40.6% for the same period in the prior year due to higher earnings in the quarter, non-deductible expenses, and related Texas margins tax.
Discontinued Operations—We recorded a net loss from discontinued operations of $1.1 million for the three months ended September 30, 2012, compared to net income from discontinued operations of $1.8 million for the three months ended September 30, 2011. The decrease in net income relates mainly to the winding down of operations in Mexico including an adjustment for the foreign currency translation that had been recorded as a component of equity for the Mexico operations.
Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011
Consolidated Revenues. For the nine months ended September 30, 2012, revenues increased by $44.3 million, or 13.8%, to $365.6 million when compared to the same period in the prior year. This is a result of increased utilization in our well servicing segment for the first half of 2012 and an increase in our trucking fleet in the fluid logistics segment in 2012 as compared to 2011.
Well Servicing—Revenues from the well servicing segment increased by $27.2 million for the nine month period, or 21.5% to $154.1 million compared to the corresponding period in the prior year. We utilized 162 well service rigs as of September 30, 2012 and 159 well service rigs as of September 30, 2011. The average rate charged per hour during the nine months ended September 30, 2012 as compared to the same period in 2011 increased approximately 6.1%. Average utilization of our well service rigs during the nine months ended September 30, 2012 and September 30, 2011 was 91.5% and 81.6% , respectively, based on a twelve hour day, working five days a week, except holidays in the U.S. The new coiled tubing component of our well servicing segment comprised $3.4 million of the increase in revenue for the nine month period ending September 30, 2012
Fluid Logistics and Other—Revenues from the fluid logistics segment and other for the nine months ended September 30, 2012 increased by $17.1 million, or 8.8%, to $211.5 million compared to the prior year, as a result of the general industry increase in activity. Our revenue increased $17.1 million due to an increase in trucking hours in the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 offset by a decrease in aggregate pricing of approximately 6.7% and by the cessation of the other contract services performed in the first half of 2011, but not in the first half of 2012.
Consolidated Operating Expenses—Our operating expenses increased to $269.3 million for the nine months ended September 30, 2012, from $245.8 million for the nine months ended September 30, 2011, an increase of $23.5 million, or 9.6%, Operating expenses as a percentage of revenues decreased to 73.7% for the nine months ended September 30, 2012, compared to 76.5% for the nine months ended September 30, 2011. The increase in operating expense as a percentage of our revenues is mainly due to the decreases in rental equipment due to the purchase of new equipment to satisfy customer demand offset by the increase in labor expenses.
Well Servicing—Operating expenses from the well servicing segment increased by $14.9 million, or 14.4%, to $117.9 million. Well servicing operating expenses as a percentage of well servicing revenues were 76.5% for the nine months ended September 30, 2012, compared to 81.2% for the nine months ended September 30, 2011, a decrease of 4.7%.  The increase in operating expenses was partially due to an increase in labor costs of $8.4 million, or 17.6% to $56.4 million as a result of workforce headcount increase, combined with rate and bonus increases. The employee count for well servicing at September 30, 2012 was 1,074 compared to 1,041 employees as of September 30, 2011. Insurance expense and safety expense increased $1.6 million and $0.5 million, respectively, as a result of the increased employee count. Fuel expense increased by $2.5 million or 33.5% due to an increase in rig hours in conformity with increased activity levels for the industry. These increases were partially offset by a decrease in the rental of equipment of $1.1 million or 33.9% due to the rigs purchased from AES, a related party, that were previously leased and a decrease in the equipment repairs and maintenance expense of $6.6 million or 36.3% due to the purchase of new equipment. The contract labor expense increased $2.2 million due to increase in rig hours and labor hours for the plugging and abandonment division. Coiled tubing, a new component of our well servicing segment had expenses of $3.5 million for the nine months ending September 30, 2012 and zero for the same period ending September 30, 2011. The remaining increase was in line with management expectations.
Fluid Logistics and Other—Operating expenses from the fluid logistics and other segment increased by $8.7 million, or 6.1%, to $151.4 million. Fluid logistics operating expenses as a percentage of fluid logistics revenues were 71.6% for the nine months ended September 30, 2012, compared to 73.4% for the nine months ended September 30, 2011. The increase in fluid logistics and other operating expenses was partially due to an increase in labor costs of $13.1 million, or 32.9% to $53.1 million as a direct result of workforce headcount increases. The employee count at September 30, 2012 was 1,186, as compared with 996 employees as of September 30, 2011. Contract services cost decreased $14.2 million, or 62.4% to $8.6 million, when compared to the same period in the prior year due to the acquisition of additional equipment to satisfy customer demand and decreasing the need to utilize outside services. The decrease in contract services also includes the Company terminating services in June of 2011 where Wolverine Construction, Inc., a related party, completed services as a sub-contractor. Fuel costs increased $3.4 million, or 15.5% to $25.6 million for the nine months ended September 30, 2012, due to fuel price increase of 3.4% and higher activity in drilling and well services when compared to the same period in the prior year. Repairs and maintenance cost increased $2.2 million, or 15.4% to $16.4 million as a result of activity increases. Insurance cost increased $2.2 million, or 70.1% to $5.2 million for the nine months ended September 30, 2012, when compared to the same period in the prior year due to headcount increases and acquisition of additional equipment. Tire cost increased $1.3 million, or 48.4% to $3.9 million and supplies and parts costs increased $1.4 million or 411.4% to $1.7 million million mainly due to acquisition of additional equipment. There was also a decrease in product and chemical expenses of $1.8 million or 24.1% to $5.7 million due to a slow down in product and chemical sales. The remaining $1.1 million change is related to various expenses that were consistent with the activity of the business.

General and Administrative Expenses. General and administrative expenses from consolidated operations increased by approximately $1.0 million, or 4.2%, to $26.0 million for the nine months ended September 30, 2012. General and administrative expense as a percentage of revenues was 7.1% and 7.8% for the nine months ended September 30, 2012 and September 30, 2011, respectively. The increase of $1.0 million was due to a decrease litigation, settlement, and legal fees of $7.6 million, which was offset by an increase in compensation expense of approximately $5.2 million in 2012 due to a workforce increase of 45 employees. There was also an increase in discretionary management bonuses of approximately $0.5 million, expense of approximately $0.8 million related to a newly implemented, performance based, management bonus plan, stock compensation expense of $1.8 million due to the issuance of stock options and restricted stock to middle management employees. There was also a $0.6 million increase in professional fees - information technology for an information technology audit and changes in controls for Sarbanes Oxley information technology compliance.
Depreciation and Amortization. Depreciation and amortization expenses increased by $8.0 million, or 27.5%, to $37.1 million. Capital expenditures incurred for the nine months ended September 30, 2012 were $103.2 million compared to $38.4 million for the nine months ended September 30, 2011.
Interest and Other Expenses. Interest and other expenses increased by approximately $0.4 million excluding the loss of $35.4 million on early extinguishment of debt due to the retirement of the First and Second Priority Notes from the nine months ending September 30, 2011. The increase in interest expense was due primarily to the additional financing of equipment in nine months ending September 30, 2012.
Income Taxes. We recognized an income tax expense of $5.7 million and a benefit of $10.5 million for the nine months ended September 30, 2012 and September 30, 2011, respectively. Our effective tax rate for the nine months ended September 30, 2012 is 46.59% compared to 30.40% from from the period ending September 30, 2011 due to higher earnings in the quarter, non-deductible expenses, and related Texas margins tax.
Discontinued Operations—We recorded a net loss from discontinued operations of $1.6 million for the nine months ended September 30, 2012, compared to net income from discontinued operations of $5.5 million for the nine months ended September 30, 2011. The decrease in net income relates to the winding down of operations in Mexico. See Note 17—

Liquidity and Capital Resources
Overview
In June 2011, we issued $280.0 million aggregate principal amount of 9% Senior Notes. We used a substantial portion of the proceeds from such offering to purchase or redeem all outstanding Second Priority Notes and First Priority Notes.
On September 9, 2011, we entered into a loan and security agreement with certain lenders and Regions Bank, as agent for the secured parties, or the Agent. The loan and security agreement provides for an asset based revolving credit facility with a maximum initial credit of $75 million , subject to, as described in more detail in our annual report on Form 10-K for the year ended December 31, 2011, borrowing base availability, any reserves established by the facility agent in its discretion and, if availability under the facility falls below certain thresholds, compliance with certain financial covenants. As of September 30, 2012, $73.3 million was available under this new credit facility due to the $1.7 million in outstanding letters of credit.

Two subsidiaries of FES Ltd, TX Energy Services, LLC and C.C. Forbes, LLC, entered into that certain Master Agreement dated as of June 6, 2012 with Regions Equipment Finance Corporation and Regions Commercial Equipment Finance, LLC, collectively, Regions Finance. Subsequently, these subsidiaries have entered into various operating lease and loan schedules under this Master Agreement to finance recent acquisitions of a coiled tubing unit, trucks, trailers and other related equipment. Concurrently with the funding of each of these schedules, Regions Finance provided notice to the TES and CCF that they had assigned their rights and obligations thereunder to a third party. These operating lease or loan schedules have been assigned to CapitalSource Bank, NewStar Equipment Finance I, LLC, CIT Bank, and the United States Life Insurance Company in the City of New York. FES Ltd has agreed to guaranty the obligations under these schedules pursuant to that certain Guaranty Agreement dated as of June 6, 2012, between the Company and Regions Finance.

The term for both the operating lease and loan schedules varies from 48 to 60 months, with the term for the operating leases automatically extending for consecutive additional two-month periods unless either party provides notice of termination. Further, under the operating lease schedules, we have the right to purchase the property subject to each lease schedule at fair market value, which is determined by a formula set forth in each schedule. As of September 30, 2012, the aggregate amount funded under all the loan schedules pursuant to the Master Agreement is approximately $8.1 million and the aggregate lease payments under all the operating lease schedules pursuant to the Master Agreement is approximately $12.5 million.
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
As of September 30, 2012, we had $296.1 million in total outstanding debt. As of September 30, 2012, we had 588,059 outstanding Series B Senior Convertible Preferred Shares which is reflected in the balance sheet as temporary equity in an amount of $14.5 million. The preferred stock is redeemable for cash or common stock at 95% of the fair market value of the common stock as determined in accordance with the certificate of designation of the Series B Preferred Stock in May 2017.
As of September 30, 2012, we had $5.3 million in cash and cash equivalents, $291.0 million in long-term debt outstanding, $5.1 million in short-term debit outstanding, and $6.4 million of short-term equipment vendor financings equipment included in accounts payable. Our $5.1 million of short-term debt consisted of $4.9 million payable to equipment lenders under various installment notes, and $0.2 million payable related to financing of our insurance premiums over the term of the insurance coverage. We incurred $103.2 million for capital equipment acquisitions during the nine months ended September 30, 2012 as compared to $38.4 million during the nine months ended September 30, 2011. Capital equipment added for the nine months ended September 30, 2012 includes three well service rigs and related equipment, four pump down units, 1,273 frac tanks, eighteen vacuum trucks, eight salt water disposal wells, one pressure pumping unit and two coiled tubing spreads. These items were funded from cash flows from operations and financing.

Although additional equipment will be received through the end of 2012 based on outstanding orders, in May 2012 management stopped making further orders for vacuum trucks, trailers, and frac tanks based on a review of customer demand relative to the current levels of equipment the Company has available for servicing these customers provided that management recently decided to order 34 acid frac tanks to meet a strategic need. The Company has three coiled tubing spreads on order.

The first of these arrived in October 2012 and it is anticipated that the remaining two will be received before year end. There are no other significant capital expenditures expected for 2012.
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
Cash Flows from Operating Activities
Net cash provided by operating activities totaled $59.7 million for the nine months ended September 30, 2012, compared to net cash used in operating activities of $14.0 million for the nine months ended September 30, 2011.
The increase in cash provided by operating activities was $73.7 million for the nine months ending September 30, 2012 primarily due to an increase in net income of $23.4 million due to a general improvement in industry conditions, a decrease in the change in accounts receivable of $76.4 million due in part to the sale of our Mexico operations, and a decrease in the deferred tax benefit of $15.4 million. These increased cash flows from operating activities were offset by a decrease in the change in accounts payable of $26.1 million as the company reduced the amount of equipment in accounts payable and a decrease in the change in accrued expenses of $13.4 million mainly resulting from the sale of our Mexico operations.
Cash Flows Used in Investing Activities
Net cash flows used in investing activities was $87.5 million for the nine months ending September 30, 2012 compared to $42.3 million for the same period in 2011. The change was primarily related to a change in the purchase of property and equipment which increased $65.7 million from the nine months ended September 30, 2011 to the current period. The increased capital expenditures were offset by $14.5 million in cash received in the current period related to the sale of our Mexico operations and other miscellaneous pieces of equipment. The Company purchased three 550 horsepower well service rigs and related equipment, four pump-down units, 1,273 frac tanks, eighteen vacuum trucks, eight salt water disposal wells, one pressure pumping unit, and two coiled tubing unit spreads during the first nine months of September 2012.

Cash Flows Used in Financing Activities
Cash flows used in financing activities for the nine months ended September 30, 2012 was $3.9 million compared to cash flows provided by financing activities of $53.1 million for the nine months ended September 30, 2011. The primary reasons for these changes were due to the payoff of the first and second priority notes and the proceeds from the issuance of the Senior Notes and their issuance costs in the second quarter of 2011 and the proceeds from borrowings and repayments on the revolving credit facility in the second quarter of 2012.
Cash Flows From Discontinued Operations
Cash flows used in discontinued operations for the nine months ended September 30, 2012 amounted to $6.7 million, compared to $0.6 for the nine months ended September 30, 2011. This increase was due to the expenses associated with the winding down of our operations in Mexico and the payment of outstanding payables and other liabilities.
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
Contractual Obligations and Financing
On May 28, 2017, the Company is required to redeem any of its Series B Preferred Shares then outstanding. Such mandatory redemption may, at the Company’s election, be paid in cash or Common Shares (valued for such purpose at 95% of the then fair market value of the Common Shares). As of September 30, 2012 we had 588,059 Series B Preferred Shares outstanding.
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
Our primary debt obligations are the outstanding 9% Senior Notes and the new credit facility. Changes in interest rates do not affect interest expense incurred on our 9% Senior Notes as such notes bear interest at a fixed rate. However, changes in interest rates would affect their fair values. In general, the fair market value of debt with a fixed interest rate will increase as interest rates fall. Conversely, the fair market value of debt will decrease as interest rates rise. A hypothetical change in interest rates of 10% relative to interest rates as of September 30, 2012 would have no impact on our interest expense for the 9% Senior Notes.
Our revolving credit facility has a variable interest rate and, therefore, is subject to interest rate risk. As of November 9, we had no amounts drawn on this facility. For this reason, a 100 basis point increase in interest rates on our variable rate debt would not result in significant additional annual interest expense.

Historically, we have not been exposed to significant foreign currency fluctuation; however, during 2010 our Mexican operations changed its functional currency from the U.S. dollar to the Mexican peso. This exposed us to certain risks typically associated with foreign currency fluctuation as our operations in Mexico collected revenues and paid expenses in Mexico. On January 12, 2012, we completed the disposition of substantially all of our assets and business located in Mexico. Nevertheless, we continue to collect receivables from our operations previous in Mexico. As of September 30, 2012, a 10% unfavorable change in the Mexican peso-to-U.S. dollar exchange rate would not materially impact our consolidated balance sheet. To date, we have not taken any action to hedge against any foreign currency rate fluctuations and, as we have sold our operations in Mexico, we do not expect we will be subject to material foreign currency risk in the near future.
We have not entered into any derivative financial instrument transactions to manage or reduce market risk or for speculative purposes.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2012, our chief executive officer and chief financial officer concluded that, as of such date, our internal control over financial reporting and disclosure controls and procedures were not effective. See “Material Weakness” below.
Change in Internal Control over Financial Reporting
Other than the remediation measure described below under “Remediation” no change in our internal control over financial reporting (as defined in Rules 13a- 15(f) and 15d- 15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Remediation
As mentioned above, we have identified a material weakness that existed as of September 30, 2012 in our internal control over the billing cycle.
We modified the design of our information system, processes and procedures which we believed addressed the material weakness. The new processes and procedures were communicated to senior management and to the field personnel. Testing began in the third quarter after which it was concluded that additional modifications to our billing software was necessary. Currently additional software modifications are in process. It is anticipated that these modifications will be completed and testing will begin no later than the beginning of the second quarter of 2013.

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

4.2	—	Certificate of Designation of the Series B Senior Convertible Preferred Shares (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed May 28, 2010).

4.3	—
Indenture, dated June 7, 2011 among Forbes Energy Services Ltd., as issuer, the guarantors party thereto and Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated June 7, 2011).

4.4	—
Amended and Restated Certificate of Designation of the Series B Senior Convertible Preferred Shares (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed January 25, 2011).

4.5	—	Specimen Certificate for the Company’s common stock, $0.04 par value (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form 8-A filed August 12, 2011).

10.1	—
Second Amendment to Loan and Security Agreement dated as of July 3, 2012, by and among Forbes Energy Services LLC, Forbes Energy International, LLC, TX Energy Services, LLC, C.C. Forbes, LLC, and Superior Tubing Testers, LLC, as borrowers, Forbes Energy Services Ltd., as guarantor, certain lenders party thereto, and Regions Bank, as administrative agent for the lenders (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 10, 2012).

10.2	—	2012 Incentive Compensation Plan of Forbes Energy Services Ltd.(incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on July 10, 2012).

31.1*	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2*	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1*	—	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	—	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	—	Interactive Data Files
 _________________________

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORBES ENERGY SERVICES LTD.

November 14, 2011	By:	/s/ JOHN E. CRISP
John E. Crisp Chairman, Chief Executive Officer and President (Principal Executive Officer)

November 14, 2011	By:	/S/ L. MELVIN COOPER
L. Melvin Cooper Senior Vice President, Chief Financial Officer and Assistant Secretary (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Number		Description of Exhibits
2.1	—
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

4.2	—	Certificate of Designation of the Series B Senior Convertible Preferred Shares (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed May 28, 2010).
4.3	—
Indenture, dated June 7, 2011 among Forbes Energy Services Ltd., as issuer, the guarantors party thereto and Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated June 7, 2011).

4.4	—
Amended and Restated Certificate of Designation of the Series B Senior Convertible Preferred Shares (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed January 25, 2011).

4.5	—	Specimen Certificate for the Company’s common stock, $0.04 par value (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form 8-A filed August 12, 2011).
10.1	—
Second Amendment to Loan and Security Agreement dated as of July 3, 2012, by and among Forbes Energy Services LLC, Forbes Energy International, LLC, TX Energy Services, LLC, C.C. Forbes, LLC, and Superior Tubing Testers, LLC, as borrowers, Forbes Energy Services Ltd., as guarantor, certain lenders party thereto, and Regions Bank, as administrative agent for the lenders (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 10, 2012).

10.2		2012 Incentive Compensation Plan of Forbes Energy Services Ltd.(incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on July 10, 2012).
31.1*	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).
31.2*	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).
32.1*	—	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	—	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	—	Interactive Data Files
 _________________________

*	Filed herewith.