Form 10-K
period 2012-12-31
Forbes Energy Services Ltd.
filed 2013-04-01
CIK 1434842

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________________
Form 10-K
____________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-35281
____________________________________________________________
Forbes Energy Services Ltd.
(Exact name of registrant as specified in its charter)
____________________________________________________________

Texas	98-0581100
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3000 South Business Highway 281 Alice, Texas	78332
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (361) 664-0549
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $0.04 par value	NASDAQ Global Market
Securities registered pursuant to Section 12(g) of the Act:
Title of Each Class
None
____________________________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    ☐  Yes    ☒  No
The aggregate market value of the stock held by non-affiliates of the registrant as of the last business day of the most recently completed second fiscal quarter, June 30, 2012, was approximately $70.5 million based on the closing sales price of the registrant’s common stock as reported by the NASDAQ Global Market on June 30, 2012 of $4.70 per share and 15,005,767 shares held by non-affiliates.
As of March 25, 2013, there were 21,338,269 common shares outstanding.

FORBES ENERGY SERVICES LTD. AND SUBSIDIARIES (a/k/a the “Forbes Group”)

i

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K and any oral statements made in connection with it include certain forward-looking statements within the meaning of the federal securities laws. You can generally identify forward-looking statements by the appearance in such a statement of words like “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project” or “should” or other comparable words or the negative of these words. When you consider our forward-looking statements, you should keep in mind the risk factors we describe and other cautionary statements we make in this Annual Report on Form 10-K. Our forward-looking statements are only predictions based on expectations that we believe are reasonable. Our actual results could differ materially from those anticipated in, or implied by, these forward-looking statements as a result of known risks and uncertainties set forth below and elsewhere in this Annual Report on Form 10-K. These factors include or relate to the following:

•	supply and demand for oilfield services and industry activity levels;

•	potential for excess capacity;

•	spending by the oil and natural gas industry given the continuing worldwide economic slowdown;

•	our level of indebtedness;

•	possible impairment of our long-lived assets;

•	our ability to maintain stable pricing;

•	competition;

•	substantial capital requirements;

•	significant operating and financial restrictions under our indenture and revolving credit facility;

•	technological obsolescence of operating equipment;

•	dependence on certain key employees;

•	concentration of customers;

•	substantial additional costs of compliance with reporting obligations, the Sarbanes-Oxley Act and indenture covenants;

•	material weaknesses in internal controls over financial reporting;

•	seasonality of oilfield services activity;

•	collection of accounts receivable;

•	environmental and other governmental regulation, including potential climate change legislation;

•	the potential disruption of business activities caused by the physical effects, if any, of climate change;

•	risks inherent in our operations;

•	market response to global demands to curtail use of oil and natural gas;

•	ability to fully integrate future acquisitions;

•	variation from projected operating and financial data;

•	variation from budgeted and projected capital expenditures;

•	volatility of global financial markets; and

•	the other factors discussed under “Risk Factors” on page 10 of this Annual Report on Form 10-K.
We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. To the extent these risks, uncertainties and assumptions give rise to events that vary from our expectations, the forward-looking events discussed in this Annual Report on Form 10-K may not occur. All forward-looking statements attributable to us are qualified in their entirety by this cautionary statement.

ii

PART I

Item 1.	Business

Overview
Forbes Energy Services Ltd., or FES Ltd, is an independent oilfield services contractor that provides a wide range of well site services to oil and natural gas drilling and producing companies to help develop and enhance the production of oil and natural gas. These services include fluid hauling, fluid disposal, well maintenance, completion services, workovers and recompletions, plugging and abandonment, and tubing testing. Our operations are concentrated in the major onshore oil and natural gas producing regions of Texas, with additional locations in Mississippi, in Pennsylvania and, prior to the disposition of our assets in Mexico, in January 2012, which is discussed below, in Mexico. We believe that our broad range of services, which extends from initial drilling, through production, to eventual abandonment, is fundamental to establishing and maintaining the flow of oil and natural gas throughout the life cycle of our customers’ wells. Our headquarters and executive offices are located at 3000 South Business Highway 281, Alice, Texas 78332. We can be reached by phone at (361) 664-0549.
As used in this Annual Report on Form 10-K, the “Company,” the “Forbes Group,” “we,” and “our” mean FES Ltd and its subsidiaries, except as otherwise indicated. Unless otherwise indicated, all financial or operational data presented herein relate to our continuing operations, excluding our operations in Mexico, which were sold in January 2012.
We currently provide a wide range of services to a diverse group of companies. Over the year ended December 31, 2012, we provided services to over 970 companies. Our blue-chip customer base includes Anadarko Petroleum Corporation, Chesapeake Energy Corporation, ConocoPhillips Company, Rosetta Resources, Inc., and Shell Oil Company, among others. John E. Crisp and Charles C. Forbes, our senior management team, have cultivated deep and ongoing relationships with these customers during their average of over 35 years of experience in the oilfield services industry. For the year ended December 31, 2012, we generated consolidated revenues of approximately $472.6 million.
We currently conduct our operations through the following two business segments:

•
Well Servicing. The well servicing segment comprised 42.9% of our consolidated revenues for the year ended December 31, 2012. At December 31, 2012, our well servicing segment utilized our modern fleet of 162 owned well servicing rigs, which included 152 workover rigs and 10 swabbing rigs, four coiled tubing spreads, nine tubing testing units, and related assets and equipment. These assets are used to provide (i) well maintenance, including remedial repairs and removal and replacement of downhole production equipment, (ii) well workovers, including significant downhole repairs, re-completions and re-perforations, (iii) completion and swabbing activities, (iv) plugging and abandonment services, and (v) testing of oil and natural gas production tubing.

•
Fluid Logistics and Other. The fluid logistics and other segment comprised 57.1% of our consolidated revenues for the year ended December 31, 2012. Our fluid logistics and other segment utilized our fleet of owned or leased fluid transport trucks and related assets, including specialized vacuum, high-pressure pump and tank trucks, frac tanks, water wells, salt water disposal wells and facilities, and related equipment. These assets are used to provide, transport, store, and dispose of a variety of drilling and produced fluids used in, and generated by, oil and natural gas production. These services are required in most workover and completion projects and are routinely used in daily operations of producing wells. During 2010 and 2011, we also provided additional services in which Wolverine Construction, Inc., a related party, completed such services as a sub-contractor. These services involved site preparation and were complementary to the traditional services we offered. We ceased offering these services in June 2011. Prior to such termination, we would pay Wolverine for their services and materials then would bill the cost to the customer with a margin of 5%.

We believe that our two business segments are complementary and create synergies in terms of selling opportunities. Our multiple lines of service are designed to capitalize on our existing customer base to grow within existing markets, generate more business from existing customers, and increase our operating performance. By offering our customers the ability to reduce the number of vendors they use, we believe that we help improve our customers’ efficiency. This is demonstrated by the fact that 80.9% of our consolidated revenues for the year ended December 31, 2012 were from customers that utilized services of both of our business segments. Further, by having multiple service offerings that span the life cycle of the well, we believe that we have a competitive advantage over smaller competitors offering more limited services.

The following table summarizes the major components of our equipment fleet at the dates indicated.

	December 31,
	2012	2011	2010
Locations(1)	25	25	26
Well Servicing Segment:
Workover rigs	152	149	148
Swabbing rigs	10	10	11
Tubing testing units	9	9	9
Coiled tubing spreads	4	—	—
Fluid Logistics and Other Segment:
Vacuum trucks (1)(2)	473	408	281
High-pressure pump trucks (2)	21	21	19
Other heavy trucks (2)	84	67	57
Frac tanks	3,208	1,879	1,368
Salt water disposal wells	24	17	15
 ____________________

(1)
The table above does not include 14 workover rigs, four vacuum trucks, and one operating location which were included in the disposition of substantially all of our long-lived assets located in Mexico completed on January 12, 2012.

(2)	At December 31, 2012, 175 vacuum trucks and 21 other heavy trucks were leased and are included in the above equipment counts.
Corporate Structure
FES Ltd. was initially organized as a Bermuda exempt company on April 9, 2008 to be the holding company for FES LLC and its subsidiaries. On August 12, 2011, FES Ltd discontinued its existence as a Bermuda entity and converted into a Texas corporation, or the Texas Conversion. Both in its capacity as a Bermuda exempt company prior to the Texas Conversion and in its capacity as a Texas corporation after the Texas Conversion, FES Ltd has been and is the holding company for all of our operations. Forbes Energy Services LLC, or FES LLC, a Delaware limited liability company, is a wholly-owned subsidiary of FES Ltd. that acts as an intermediate holding company for our direct and indirect wholly-owned operating companies that have conducted our business historically, C.C. Forbes, LLC, or CCF, TX Energy Services, LLC, or TES, Superior Tubing Testers, LLC, or STT, and Forbes Energy International, LLC, or FEI.
In November 2011, we dissolved Forbes Energy Capital Inc., a subsidiary of FES LLC, which was created solely to be a co-issuer of our Second Priority Notes and our first lien floating rate notes, all of which have been repurchased and discharged, as discussed in Note 8 to our Consolidated Financial Statements.
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
In connection with the Texas Conversion, FES Ltd effected a 4-to-1 share consolidation, whereby each four shares of common stock of FES Ltd of par value $0.01 per share were consolidated into a single share of common stock of par value $0.04, or the Share Consolidation. No fractional shares of common stock were issued as a result of the Share Consolidation. In lieu of such issuance, the Company, through American Stock Transfer & Trust Company, LLC, who acted as the Company’s exchange agent for the Share Consolidation and Texas Conversion, paid holders of such fractional interests cash based on the market price immediately prior to the Share Consolidation. As a result of the Share Consolidation, eight shares of common stock, on a post-consolidation basis, were eliminated. The exchange of shares associated with the Share Consolidation and Texas Conversion was registered under the Securities Act of 1933, as amended, pursuant to a registration statement on Form S-4, which was declared effective on August 11, 2011. In connection with these transactions, on August 16, 2011, the common stock of FES Ltd. was listed and began trading on the NASDAQ Global Market, or NASDAQ.

Our Competitive Strengths
We believe that the following competitive strengths position us well within the oilfield services industry:

•
Young and Modern Fleet. We believe we operate one of the youngest and most modern fleets of well servicing rigs among the large well-servicing companies, based on the average age of our well servicing rigs. Approximately 74.1% of our 162 well servicing rigs at December 31, 2012 were built in the last six years. We believe that a younger, more modern fleet is more attractive to our customers because newer well servicing rigs require less down time for maintenance and generally are more reliable than older equipment. We believe that newer equipment is beneficial in retaining or expanding our employee base as there is a preference by employees to work with newer equipment. As part of our strategy, we have undertaken to enhance our design specifications to improve the operational and safety characteristics of our equipment compared with older equipment.

•
Exposure to Revenue Streams Throughout the Life Cycle of the Well. Our maintenance and workover services expose us to demand from our customers throughout the life cycle of a well, from drilling through production and eventual abandonment. Each new well that is drilled provides us a potential multi-year stream of well servicing revenue, as our customers attempt to maximize and maintain a well’s productivity. Accordingly, demand for our production services is generally driven by the total number of producing wells in a region and is generally less volatile than demand for new well drilling services.

•
High Level of Customer Retention with a Blue Chip Customer Base. Our top customers include many of the largest integrated and independent oil and natural gas companies operating onshore in the United States. We believe we have been successful in growing in our existing markets with existing customers due to the quality of our well servicing rigs, our personnel, and our safety record. We believe members of our senior management have maintained excellent working relationships with our top customers in the United States during their average of over 30 years of experience in the oilfield services industry. We believe the complementary nature of our two business segments also helps retain customers because of the efficiency we offer a customer that has multiple needs at the wellsite. Notably, 80.9% of our consolidated revenues from the year ended December 31, 2012 were from customers that utilize services of both of our business segments.

•
Industry-Leading Safety Record. For 2012, we had approximately 70.1% fewer reported incidents than the industry average. We believe that our safety record and reputation are critical factors to purchasing and operations managers in their decision-making process. We have a strong safety culture based on our training programs and safety seminars for our employees and customers. For example, for several years, members of our and senior management have played an integral part in joint safety training meetings with customer personnel. In addition, our deployment of new well servicing rigs with enhanced safety features has contributed to our strong safety record and reputation.

•
Experienced Senior Management Team and Operations Staff. Our senior management team of John E. Crisp and Charles C. Forbes has over 70 years of combined experience within the oilfield services industry. In addition, our next level of management, which includes our location managers, has an average of over 33 years of experience in the industry.

Our Business Strategy
Our strategy is to continue to do the following:

•
Maintain Maximum Asset Utilization. We constantly monitor asset usage and industry trends as we strive to maximize utilization. We accomplish this through moving assets from regions with less activity to those with more activity or that are increasing in activity. In the current economic environment, we are focusing on basins that are either predominantly oil or contain natural gas with high liquids content, such as the Eagle Ford basin in South Texas, as we anticipate that these areas will experience sustained activity for the foreseeable future.

•
A Presence in Proven and Established Oil and Liquids Rich Basins. We focus our operations on customers that operate in well-established basins which have proven production histories and that have maintained a high level of activity throughout various oil and natural gas pricing environments. We believe production-related services help create a more stable revenue stream as such services we provide our customers are tied more to ongoing production from proven wells and less to exploratory activity. Our experience shows that production-related services have generally withstood depressed economic conditions better than exploratory services.

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

•
Maintain a Disciplined Growth Strategy. We strategically evaluate opportunities for growth and expansion. In order to maximize our ability to take advantage of growth opportunities, from time to time, we have closed or sold operations in certain areas. In January 2012, we sold our operations and substantially all of our assets located in Mexico, as well as 100% of the equity interests of our Mexican employment company. The Company reinvested the proceeds from this sale by purchasing equipment for use in the United States.

Description of Business Segments
Well Servicing Segment
Through a modern fleet of 162 well servicing rigs, as of December 31, 2012, located in 11 operational areas across Texas, one in Mississippi, and one in Pennsylvania, we provide a comprehensive offering of well services to oil and natural gas companies in Texas and our other locations, including completions of newly drilled oil and natural gas wells, wellbore maintenance, workovers and re-completions, tubing testing, and plugging and abandonment services. During 2012, we added four coiled tubing spreads. This equipment is used to mill, log, perforate, clean out, drill plugs for, cement, acidize, and fish/retrieve tools/pipe in live oil and gas wells. The services offered are customized to the customer's job specific requirements. As discussed previously, we sold our Mexican business and substantially all of our assets in Mexico in January 2012. Our well servicing rig fleet has an average age of less than six years. As part of our operational strategy, we enhanced our design specifications to improve the operational and safety characteristics of our well servicing rigs compared with older well servicing rigs operated by others in the industry. These include increased derrick height and weight ratings and increased mud pump horsepower. We believe these enhanced features translate into increased demand for our equipment and services along with better pricing for our equipment and personnel. In addition, we augment our well servicing rig fleet with auxiliary equipment, such as mud pumps, power swivels, mud plants, mud tanks, blow-out preventers, lighting plants, generators, pipe racks, and tongs, which results in incremental rental revenue and increases the profitability of a typical well servicing job.
We provide the following services in our well servicing segment:

•
Completions. Utilizing our well servicing rig fleet and coiled tubing equipment, we perform completion services, which involve wellbore cleanout, well prepping for fracturing, drilling, setting and retrieving plugs, fishing operations, tool conveyance and logging, cementing, well unloading, casing and packer testing, pump-down plug, velocity strings, perforating, acidizing and/or stimulating a wellbore, along with swabbing operations that are utilized to clean a wellbore prior to production. Completion operations are generally shorter term in nature and involve our equipment operating on a site for a period of two to three days, although some fishing jobs, which involve the recovery of equipment lost or stuck in the wellbore, can take longer.

•
Maintenance. Through our fleet of well servicing rigs and coiled tubing units, we provide for the removal and repair of sucker rods, downhole pumps, and other production equipment, the repair of failed production tubing, and the removal of sand, paraffin, and other downhole production-related byproducts that impair well productivity. These operations typically involve our well servicing rigs or coil tubing equipment operating on a wellsite for five to seven days.

•
Workovers and Re-completions. We provide workover and re-completion services for existing wellbores. These services are designed to significantly enhance production by re-perforating to initiate or re-establish productivity from an oil or natural gas wellbore. In addition, we provide major downhole repairs such as casing repair, production tubing replacement, and deepening and sidetracking operations used to extend a wellbore laterally or vertically. These operations are typically longer term in nature and involve our well servicing rigs operating on a wellsite for one to two weeks at a time.

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

Fluid Logistics and Other Segment
Our fluid logistics and other segment provides an integrated array of oilfield fluid sales, transportation, storage, and disposal services that are required on most workover, drilling, and completion projects and are routinely used in daily operation of producing wells by oil and natural gas producers. We have a substantial operational footprint with 16 fluid logistics locations across Texas as of December 31, 2012, and an extensive fleet of transportation trucks, high-pressure pump trucks, frac tanks, and salt water disposal wells. This combination of services enables us to provide a one-stop source for oil and natural gas companies. Although there are large operators in our areas, we believe that the vast majority of our smaller competitors in this segment can provide some, but not all, of the equipment and services required by customers, thereby requiring our customers to use several companies to meet their requirements and increasing their administrative burden. In addition, by pursuing an integrated approach to service, we experience increased asset utilization rates, as multiple assets are usually required to provide a given service.
We provide the following services in our fluid logistics and other segment:

•
Fluid Hauling. At December 31, 2012, we owned or leased 473 fluid service vacuum trucks, trailers, and other hauling trucks equipped with a fluid hauling capacity of up to 150 barrels per unit, with most of the units having a capacity of 130 barrels. Each fluid service truck unit is equipped to pump fluids from or into wells, pits, tanks, and other on-site storage facilities. The majority of our fluid service truck units are also used to transport water to fill frac tanks on well locations, including frac tanks provided by us and others, to transport produced salt water to disposal wells, including injection wells owned and/or operated by us, and to transport drilling and completion fluids to and from well locations. In conjunction with the rental of frac tanks, we use fluid service trucks to transport water for use by our customers in fracturing operations. Following completion of fracturing operations by our customers, our fluid service trucks are used to transport the flowback produced as a result of the fracturing operations from the wellsite to disposal wells.

•
Disposal Services. Most oil and natural gas wells produce varying amounts of salt water throughout their productive lives. Under Texas law, oil and natural gas waste and salt water produced from oil and natural gas wells are required to be disposed of in authorized facilities, including permitted salt water disposal wells. Injection wells are licensed by state authorities and are completed in permeable formations below the fresh water table. In 2012, we purchased seven additional disposal wells. At December 31, 2012, we operated 24 disposal wells in 21 locations across Texas, with an aggregate injection capacity of approximately 206,000 barrels per day. The wells are permitted to dispose of salt water and incidental non-hazardous oil and natural gas wastes throughout our operational bases in Texas. The salt water disposal wells are strategically located in close proximity to the producing wells of our customers. We maintain separators at all of our disposal wells, which permits us to salvage residual crude oil that we sell.

•
Equipment Rental. At December 31, 2012, we owned a fleet of 3,208 fluid storage tanks that can store up to 500 barrels of fluid each or an aggregate storage capacity of approximately 1,604,000 barrels. This equipment is used by oilfield operators to store various fluids at the wellsite, including fresh water, brine and acid for frac jobs, flowback, temporary production, and drilling fluids. We transport the tanks with our trucks to well locations that are usually within a 75-mile radius of our nearest location. Frac tanks are used during all phases of the life of a producing well. A typical fracturing operation conducted by a customer can be completed within four days using five to 40 or more frac tanks. We believe we maintain one of the youngest frac tank fleets in the industry with an average equipment age of less than three years.

•
Fluid Sales. We sell and transport a variety of chemicals and fluids used in drilling, completion, and workover operations for oil and natural gas wells. Although a relatively small percentage of our overall business, the provision of these chemicals and fluids increases utilization of and enhances revenues from the associated equipment. Through these services, we provide fresh water used in fracturing fluid, completion fluids, cement, and drilling mud. In addition, we provide potassium chloride for completion fluids, brine water, and water-based drilling mud. We have begun doing customer demonstrations of our water recycling unit. Once it is permitted, we plan on deploying this equipment.

•
Site Preparation Services. During 2010 and 2011, we provided site preparation services that were complementary to the traditional services we offered. Wolverine Construction, Inc., a related party, completed such services as a sub-contractor. We billed the cost to the customer with a margin of approximately 5%. We ceased offering these services in June 2011.

Financial Information about Segments and Geographic Areas
See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 14 to our consolidated financial statements for the year ended December 31, 2012 included in this Annual Report on Form 10-K for further discussion regarding financial information by segment and geographic location.
Seasonality
Our operations are impacted by seasonal factors. Historically, our business has been negatively impacted during the winter months due to inclement weather, fewer daylight hours, and holidays. Our well servicing rigs are mobile and we operate a significant number of oilfield vehicles. During periods of heavy snow, ice or rain, we may not be able to move our equipment between locations, thereby reducing our ability to generate rig or truck hours. In addition, the majority of our well servicing rigs work only during daylight hours. In the winter months as daylight time becomes shorter, the amount of time that the well servicing rigs work is shortened, which has a negative impact on total hours worked. Finally, we historically have experienced significant slowdown during the Thanksgiving and Christmas holiday seasons.
Sales and Marketing
Sales and marketing functions are performed at two levels: at the field level through our operations personnel and through our sales representatives and executives at the corporate level. At the field level, our operations and rig supervisors are in constant contact with their counterparts who represent our customers. This contact includes working closely in the field to facilitate problem resolution, and 24-hour availability. Employees of our customers become accustomed to working closely with and depending on our personnel for assistance, guidance, advice, and in other areas where teams typically interact. Our objective is for our customers to see our employees as an extension of the customers’ employees and resources. These relationships not only secure business long-term, but also generate additional business as new opportunities arise.
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
We cross-market our well servicing rigs along with our fluid logistics services, thereby offering our customers the ability to minimize vendors, which we believe improves the efficiency of our customers. This is demonstrated by the fact that 80.9% of our revenues for the year ended December 31, 2012 were from customers that utilized services of both of our business segments.
Employees
At December 31, 2012, we had 2,272 employees. We provide comprehensive employee training and implement recognized standards for health and safety. None of our employees are represented by a union or employed pursuant to a collective bargaining agreement or similar arrangement. We have not experienced any strikes or work stoppages and we believe we have good relations with our employees.
Continued retention of existing qualified management and field employees and availability of additional qualified management and field employees will be a critical factor in our continued success as we work to ensure that we have adequate levels of experienced personnel to service our customers. This continues to be challenging.
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
Customers
We served in excess of 970 customers during the year ended December 31, 2012. For the years ended December 31, 2012, 2011 and 2010, our largest customer in each year comprised approximately 9.3%, 15.5%, and 7.3% of our consolidated revenues, our five largest customers comprised approximately 36.7%, 42.3%, and 30.5% of our consolidated revenues, and our ten largest customers comprised approximately 57.5%, 59.1%, and 47.0% of our consolidated revenues. During 2012, no customer comprised 10.0% or more of our consolidated revenues. During 2011, Chesapeake Energy Corporation comprised 15.5% of our consolidated revenues. During 2010, no customer comprised 10.0% or more of our consolidated revenues. We have discontinued operations in Mexico and have not included PEMEX in this customer analysis, which if included would have represented 0.3%, 13.8% and 13.7% of our consolidated revenues, including revenues from our discontinued operations, for the years ended December 31, 2012, 2011 and 2010, respectively. Following an industry improvement in the last half of 2010 which continued through 2011 and during the second half of 2012 activity began to moderate. This gradual decline in demand for energy services continued through year end 2012. The loss of our top customer or of several of the customers in the top ten would materially adversely affect our revenues and results of operations. There can be no assurance that lost revenues could be replaced in a timely manner or at all, especially given the market’s competitiveness.
We have master service agreements in place with most of our customers, under which jobs or projects are awarded on the basis of price, type of service, location of equipment, and the experience level of work crews. Our business segments charge customers by the hour, by the day, or by the project for the services, equipment, and personnel we provide.
Suppliers
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

Insurance
Our operations are subject to risks inherent in the oilfield services industry, such as equipment defects, malfunctions, failures and natural disasters. In addition, hazards such as unusual or unexpected geological formations, pressures, blow-outs, fires or other conditions may be encountered in drilling and servicing wells, as well as the transportation of fluids and our assets between locations. We have obtained insurance coverage against certain of these risks which we believe is customary in the industry, including $1 million in general liability per occurrence and $75 million of excess liability coverage. Such insurance is subject to coverage limits and exclusions and may not be available for all of the risks and hazards to which we are exposed. In addition, no assurance can be given that such insurance will be adequate to cover our liabilities or will be generally available in the future or, if available, that premiums will be commercially justifiable. If we incur substantial liability and such damages are not covered by insurance or are in excess of policy limits, or if we incur such liability at a time when we are not able to obtain liability insurance, our business, results of operations, and financial condition could be materially and adversely affected.
Environmental Regulations
Our operations are subject to and our operations in Mexico, which were sold in January 2012, were subject to various federal, state and local laws and regulations in the United States pertaining to health, safety, and the environment. Laws and regulations protecting the environment have become more stringent over the years, and in certain circumstances may impose strict liability, rendering us liable for environmental damage without regard to negligence or fault on our part. Moreover, cleanup costs, penalties and other damages arising as a result of new, or changes to existing, environmental laws and regulations could be substantial and could have a material adverse effect on our financial condition, results of operations, and cash flows. We believe that we conduct our operations in substantial compliance with current United States federal, state, and local requirements related to health, safety and the environment.
The following is a summary of the more significant existing environmental, health, and safety laws and regulations to which our operations are subject and for which compliance may have a material adverse effect on our results of operation or financial position. See Item 1A “Risk Factors—Due to the nature of our business, we may be subject to environmental liability” on page 15 of this Annual Report on Form 10-K for further details.
The discussion below relates to the significant environmental, health, and safety laws and regulations that apply to our continuing operations, which excludes our Mexican operations that were sold in January 2012. Those Mexican operations were subject to various Mexican environmental, health and safety laws and regulations that are similar in scope and purpose as those governing our continuing U.S. operations. Notwithstanding the fact that we have sold our Mexican operations, we may still be subject to environmental liabilities under Mexican law and under the indemnification provisions of the asset and membership interest purchase agreement that governed the disposition of our Mexican operations, to the extent that our operations in Mexico are deemed to have been in violation of Mexican law. Nevertheless, we believe that we have conducted our operations in Mexico in substantial compliance with Mexican environmental, health, and safety laws and regulations.
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
We also generate solid wastes that are subject to the requirements of the Resource Conservation and Recovery Act, as amended, or RCRA, and comparable state statutes. Certain materials generated in the exploration, development, or production of crude oil and natural gas are excluded from RCRA’s hazardous waste regulation, under RCRA Subtitle C, but may be subject to regulation as a solid waste under RCRA Subtitle D. Moreover, these wastes, which include wastes currently generated during our operations, could be designated as “hazardous wastes” in the future and become subject to more rigorous and costly disposal requirements. Any such changes in the laws and regulations could have a material adverse effect on our operating expenses.
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
Air Emissions
Our facilities and operations are also subject to regulation under the Clean Air Act (CAA) and analogous state and local laws and regulations for air emissions. Changes in and scheduled implementation of these laws could lead to the imposition of new air pollution control requirements for our operations. Therefore, we may incur future capital expenditures to upgrade or modify air pollution control equipment or come into compliance where needed. We believe that our operations are in substantial compliance with CAA requirements.
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

Climate Change Regulation
The U.S. Congress has been considering legislation to reduce the emissions of certain gases, commonly referred to as “greenhouse gases,” including carbon dioxide and methane, which according to certain scientific studies, might contribute to the warming of the Earth’s atmosphere and other climatic changes. On June 26, 2009, the U.S. House of Representatives passed the American Clean Energy and Security Act of 2009, or ACESA, which would establish an economy-wide cap-and-trade program to reduce U.S. emissions of these greenhouse gases. Under this legislation, the EPA would have issued a capped and steadily declining number of tradable emissions allowances to major sources of greenhouse gas emissions so that such sources could continue to emit greenhouse gases into the atmosphere. These allowances would be expected to increase significantly in cost over time. ACESA would impose increasing costs on the combustion of carbon-based fuels such as oil and natural gas. The U.S. Senate has never passed ACESA and prospects for passage of comprehensive greenhouse gas legislation is not good at this time. However, President Obama has indicated his support of legislation to reduce greenhouse gas emissions through an emission allowance system. Although it is not currently possible to predict when or if Congress may act on climate change legislation or whether the EPA would adopt more stringent regulation of greenhouse gases should Congress not act on this subject, any future federal laws or implementing regulations that may be adopted to address the emission of greenhouse gases could adversely affect demand for our services by reducing demand for the oil and natural gas produced by our customers. Such legislation or regulations could also increase our operating costs.
Additionally, on December 7, 2009, the EPA announced its finding that greenhouse gas emissions presented an endangerment to human health and the environment. These findings allow the EPA to proceed with the adoption and implementation of regulations that would restrict emissions of greenhouse gases under existing provisions of the federal Clean Air Act. In September 2009, the EPA proposed regulations in anticipation of finalizing its endangerment finding that would require a reduction in greenhouse gas emissions from motor vehicles and could also trigger permit review for greenhouse gas emissions from certain stationary sources. On October 30, 2009, the EPA published a final rule requiring the reporting of greenhouse gas emissions from specified large greenhouse gas emission sources in the United States beginning in 2011 for emissions occurring in 2010. On November 30, 2010, the EPA issued regulations requiring onshore and offshore petroleum and natural gas production; natural gas processing, transmission distribution and storage facilities; and facilities that inject and store carbon dioxide underground for the purposes of geologic sequestration or enhanced oil and gas recovery to report greenhouse gas emissions on an annual basis. Reporting requirements under these new regulations were mandatory beginning in 2012 for emissions occurring in 2011.
Previously, the U.S. Congress had considered legislation that would regulate emission reporting and reduction and commodity hedging, and the U.S. Congress has evaluated proposals impacting onshore and offshore oil and gas activities and legislation such as the Oil Pollution Act. Such legislation and proposals have the potential to increase the cost of business for us and our customers and to require changes in the manner in which we operate our business. The adoption and implementation of any regulations imposing reporting obligations on, or limiting emissions of greenhouse gases from, our equipment and operations and the equipment and operations of our customers could require us to incur increased operating costs and could adversely affect demand for crude oil and natural gas produced by our customers, which would adversely affect demand for our services. The potential increase in the costs of our operations and the operations of our customers could include additional costs to operate and maintain equipment and facilities, install new emission controls on equipment and facilities, acquire allowances to authorize greenhouse gas emissions, pay any taxes related to greenhouse gas emissions, and administer and manage a greenhouse gas emissions program. While we may be able to include some or all of such increased operating costs in the rates we charge for our services, any recovery of such costs is uncertain.
Even if such legislation is not adopted at the national level, a number of states, acting either individually or through multi-state regional initiatives, have already begun implementing legal measures to reduce emissions of greenhouse gases. While no such legislation is currently being considered in Texas, many of our customers operate nationally and would be adversely affected by the requirements of such legislation. Any one of these climate change regulatory and legislative initiatives could have a material adverse effect on our business, financial condition, and results of operations.
Other Laws and Regulations
We operate salt water disposal wells that are subject to the CWA, Safe Drinking Water Act, and state and local laws and regulations, including those established by the EPA’s Underground Injection Control Program which establishes the minimum program requirements. Our salt water disposal wells are located in Texas, which requires us to obtain a permit to operate each of these wells. We have such permits for each of our salt water disposal wells. The Texas regulatory agency may suspend or modify any of these permits if such well operation is likely to result in pollution of fresh water, substantial violation of permit conditions or applicable rules, or leaks to the environment. We maintain insurance against some risks associated with our well service activities, but there can be no assurance that this insurance will continue to be commercially available or available at premium levels that justify its purchase by us. The occurrence of a significant event that is not fully insured or indemnified could have a materially adverse effect on our financial condition and operations. In addition, hydraulic fracturing practices have come under increased scrutiny in recent years as various regulatory bodies and public interest groups investigate the potential impacts of hydraulic fracturing on fresh water sources. Risks associated with potential regulation of hydraulic fracturing are discussed in more detail under Item 1A. Risk Factors, Federal and state legislative and regulatory initiatives relating to hydraulic fracturing could result in increased cost and additional operating restrictions or delays.
Prior the disposition of our operations and substantially all the assets located in Mexico, all work related to the development of oil and other petrochemicals, including work related to oil wells, must have been authorized by Mexican authorities, which required an environmental impact statement related to such work.
Available Information
Information regarding Forbes Energy Services Ltd. and its subsidiaries can be found on our website at http://www.forbesenergyservices.com. We make available on our website, free of charge, access to our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, as well as other documents that we file or furnish to the Securities and Exchange Commission, or the SEC, in accordance with Sections 13 or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after these reports have been electronically filed with, or furnished to, the SEC. We intend to use our website as a means of disclosing material non-public information and for complying with disclosure obligations under Regulation FD. Such disclosures will be included on our website under the heading “Investor Relations.” Accordingly, investors should monitor such portion of our website, in addition to following our press releases, SEC filings and public conference calls and webcasts. Information filed with the SEC may be read or copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information on operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet website (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically. Our Employee Code of Conduct (which applies to all employees, including our Chief Executive Officer and Chief Financial Officer), Code of Business Conduct and Ethics for Members of the Board of Directors and the charters for our Audit, Nominating/Corporate Governance and Compensation Committees, can all be found on the Investor Relations page of our website under “Corporate Governance”. We intend to disclose any changes to or waivers from the Employee Code of Conduct that would otherwise be required to be disclosed under Item 5.05 of Form 8-K on our website. We will also provide printed copies of these materials to any shareholder upon request to Forbes Energy Services Ltd., Attn: Chief Financial Officer, 3000 South Business Highway 281, Alice, Texas 78332. The information on our website is not, and shall not be deemed to be, a part of this report or incorporated into any other filings we make with the Commission.

Item 1A.	Risk Factors

The following information describes certain significant risks and uncertainties inherent in our business. You should take these risks into account in evaluating us. This section does not describe all risks applicable to us, our industry or our business, and it is intended only as a summary of known material risks that are specific to the company. You should carefully consider such risks and uncertainties together with the other information contained in this Form 10-K. If any of such risks or uncertainties actually occurs, our business, financial condition or operating results could be harmed substantially and could differ materially from the plans and other forward-looking statements included in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K and elsewhere herein.

RISKS RELATING TO OUR BUSINESS
The industry in which we operate is highly volatile and dependent on domestic spending by the oil and natural gas industry, and there can be no assurance that our current levels of utilization, demand for our services, or current pricing will continue.
The levels of utilization, demand, pricing, and terms for oilfield services in our existing or future service areas largely depend upon the level of exploration and development activity for both crude oil and natural gas in the United States. Oil and natural gas industry conditions are influenced by numerous factors over which we have no control, including oil and natural gas prices, expectations about future oil and natural gas prices, levels of supply and consumer demand, the cost of exploring for, producing and delivering oil and natural gas, the expected rates of current production, the discovery rates of new oil and natural gas reserves, available pipeline and other oil and natural gas transportation capacity, political instability in oil and natural gas producing countries, merger and divestiture activity among oil and natural gas producers, political, regulatory and economic conditions, and the ability of oil and natural gas companies to raise equity capital or debt financing.

Our operations may be materially affected by severe weather conditions, such as hurricanes, drought, or extreme temperatures. Such events could result in evacuation of personnel, suspension of operations or damage to equipment and facilities. Damage from adverse weather conditions could result in a material adverse effect on our financial condition, results of operations and cash flows.
We expect that a continuation of currently depressed natural gas prices or a reduction in oil prices would have a negative effect on oil and natural gas production levels and therefore affect the demand for drilling and well services by oil and natural gas companies. Any addition to, or elimination or curtailment of, government incentives for companies involved in the exploration for and production of oil and natural gas could have a significant effect on the oilfield services industry in the United States. Lower oil and natural gas prices could also cause our customers to seek to terminate, renegotiate, or fail to honor our services contracts. A continued decrease in utilization, demand for our services, and pricing could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
We may be adversely affected by uncertainty in the global financial markets and the continuing worldwide economic slowdown.
Despite recent modest improvements, our future results may be impacted by the continuing worldwide economic slowdown, inflation, deflation, or other adverse economic conditions. These conditions may negatively affect us or parties with whom we do business. The impact on such third parties could result in their non-payment or inability to perform obligations owed to us such as the failure of customers to honor their commitments or the failure of major suppliers to complete orders. Additionally, credit market conditions may change slowing our collection efforts as customers may experience increased difficulty in obtaining requisite financing, potentially leading to lost revenue and higher than normal accounts receivable. This could result in greater expense associated with collection efforts and increased bad debt expense.
A continuation or deterioration of the economic uncertainty may cause institutional investors to respond to their customers by increasing interest rates, enacting tighter lending standards, or refusing to refinance existing debt upon its maturity or on terms similar to the expiring debt. We may require additional capital in the future. However, due to the above listed factors, we cannot be certain that additional funding will be available if needed and, to the extent required, on acceptable terms.
Our indebtedness and operating lease commitments could restrict our operations and make us more vulnerable to adverse economic conditions.
As of December 31, 2012, our long-term debt, including current portions, was $306.3 million and our annual commitment for operating leases for 2012 was $7.7 million. In the event we experience a decline in activity, our level of indebtedness and operating lease payment obligations may adversely affect operations and limit our growth. Our level of indebtedness and operating lease payments may affect our operations in several ways, including the following:

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

•	due to the fact that our level of debt may impair our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, or other general corporate purposes.
These restrictions could have a material adverse effect on our business, financial position, results of operations, and cash flows, and the ability to satisfy the obligations under our indentures and the loan agreement governing our revolving credit facility. Further, due to cross-default provisions in the indenture governing our 9% Senior Notes and the loan agreement governing our revolving credit facility, with certain exceptions, a default and acceleration of outstanding debt under one debt agreement would result in the default and possible acceleration of outstanding debt under the other debt agreement. Accordingly, an event of default could result in all or a portion of our outstanding debt under our debt agreements becoming immediately due and payable. If this occurred, we might not be able to obtain waivers or secure alternative financing to satisfy all of our obligations simultaneously, which might even force us to seek bankruptcy protection.

Impairment of our long-term assets may adversely impact our financial position and results of operations.
We evaluate our long-term assets including property, equipment, and identifiable intangible assets in accordance with generally accepted accounting principles in the U.S. We use estimated future cash flows in assessing recoverability of our long-lived assets. The cash flow projections are based on our current estimates and judgmental assessments. We perform this assessment whenever facts and circumstances indicate that the carrying value of our net assets may not be recoverable due to various external or internal factors, termed a “triggering event.” Based on our evaluation for the year ended December 31, 2012, no impairment was recorded. Nevertheless, volatility in the oil and natural gas industry, which is driven by factors over which we have no control, could affect the fair market value of our equipment fleet. Under specific circumstances, this could trigger a write-down of our assets for accounting purposes, which could have a material adverse impact on our financial position and results of operations.
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
Even when we are able to increase our prices, we may not be able to do so at a rate that is sufficient to offset such rising costs. In periods of high demand for oilfield services, a tighter labor market may result in higher labor costs. During such periods, our labor costs could increase at a greater rate than our ability to raise prices for our services. Also, we may not be able to successfully increase prices without adversely affecting our activity levels. The inability to maintain or increase our pricing as costs increase could have a material adverse effect on our business, financial position, and results of operations.
The industry in which we operate is highly competitive.
The oilfield services industry is highly competitive and we compete with a substantial number of companies, some of which have greater technical and financial resources than we have. Our largest competitors performing both well servicing and fluid logistics are Basic Energy Services, Inc., Superior Energy Services, Inc., Key Energy Services, Inc., and Nabors Industries Ltd. Our largest competitors that compete only with our fluid logistics and other segment are Heckman Corporation and Stallion Oilfield Services Ltd. Our ability to generate revenues and earnings depends primarily upon our ability to win bids in competitive bidding processes and to perform awarded projects within estimated times and costs. There can be no assurance that competitors will not substantially increase the resources devoted to the development and marketing of products and services that compete with ours, or that new or existing competitors will not enter the various markets in which we are active. In certain aspects of our business, we also compete with a number of small and medium-sized companies that, like us, have certain competitive advantages such as low overhead costs and specialized regional strengths. In addition, reduced levels of activity in the oil and natural gas industry could intensify competition and the pressure on competitive pricing and may result in lower revenues or margins to us.
The indenture governing the 9% Senior Notes and the loan agreement governing our revolving credit facility impose significant operating and financial restrictions on us that may prevent us from pursuing certain business opportunities and restrict or limit our ability to operate our business.
The indenture governing the 9% Senior Notes and the loan agreement governing our revolving credit facility contain covenants that restrict or limit our ability to take various actions, such as:

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

The restrictions contained in the indentures could also limit our ability to plan for or react to market conditions, meet capital needs or otherwise restrict our activities or business plans and adversely affect our ability to fund our operations, enter into acquisitions, or to engage in other business activities that would be in our interest.
Our customer base is concentrated within the oil and natural gas production industry and loss of a significant customer could cause our revenue to decline substantially.
We served in excess of 970 and 940 customers for the years ended December 31, 2012 and 2011, respectively. For those same time periods, our largest customer comprised approximately 9.3% and 15.5%, respectively, of our consolidated revenues, our five largest customers comprised approximately 36.7% and 42.3%, respectively, of our consolidated revenues, and our top ten customers comprised approximately 57.5% and 59.1%, respectively, of our consolidated revenues. Our top 100 customers amounted to 92.4% and 90.8% for the years ended December 31, 2012 and 2011, respectively. The loss of our top customer or of several of our top customers would adversely affect our revenues and results of operations. We may be able to replace customers lost with other customers, but there can be no assurance that lost revenues could be replaced in a timely manner, with the same margins or at all.
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
We expect that we will continue to incur significant costs as a result of being obligated to comply with Securities Exchange Act reporting requirements, the Sarbanes-Oxley Act, and our indenture and loan agreement covenants and that our management will be required to devote substantial time to compliance matters.
Under the indenture governing our 9% Senior Notes and the loan agreement governing our revolving credit facility, we are required to comply with several covenants, including requirements to deliver certain opinions and certificates, and file reports under the Securities Exchange Act of 1934, as amended, or the Exchange Act, with the Securities and Exchange Commission, or the SEC. In August 2011, we registered our class of common stock under Section 12 of the Exchange Act. As a result, we have reporting requirements under the Exchange Act. In addition, the Sarbanes-Oxley Act of 2002, and rules subsequently implemented by the SEC, have imposed various requirements on public companies, including the establishment and maintenance of effective disclosure controls and procedures, internal controls, and corporate governance practices. Accordingly, we expect to continue to incur significant legal, accounting and other expenses. We anticipate that our management and other personnel will continue to devote a substantial amount of time and resources to comply with these requirements.
The Sarbanes-Oxley Act of 2002 requires, among other things, that we maintain effective internal controls for financial reporting and disclosure. We have performed and will perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002. Our historical testing has, and our future testing may, reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses or significant deficiencies in addition to the one discussed below that was revealed in our most recent evaluation. We expect to continue to incur significant expense and devote substantial management effort toward ensuring compliance, in particular with Section 404. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, if we identify, or our independent registered public accounting firm identifies, possible future deficiencies in our internal controls in addition to those discussed below that are deemed to be material weaknesses or if we fail to adequately address existing and future deficiencies, we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would entail expenditure of additional financial and management resources.

We face several risks relating to a material weaknesses and significant deficiencies in our internal control over financial reporting:
In connection with the preparation of the Company’s consolidated financial statements for the year ended December 31, 2012, we identified control deficiencies that constitutes material weaknesses in the design and operation of our internal control over financial reporting.
The following material weakness was present at December 31, 2012, 2011, and 2010.

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
The following material weakness was present as of December 31, 2012.

•
We did not design and maintain effective controls over the review of the accuracy of the income tax provision related to foreign taxes. This material weakness resulted in entering post-closing adjustments to the consolidated financial statements.

This control deficiency would have resulted in a material misstatement to the annual consolidated financial statements. However, it was corrected in a post-closing adjustment. Accordingly, we have determined that the above control deficiency represents a material weakness.
Internal control deficiencies could cause investors to lose confidence in our reported financial information. In addition, even if we are successful in strengthening our controls and procedures, our controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements. We can give no assurance that the measures we have taken to date, or any future measures we may take, will remediate the material weakness identified, or that any additional material weaknesses and significant deficiencies or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. Please see Item 9A. “Controls and Procedures” of this Annual Report on Form 10-K for a description of certain measures we have undertaken to remediate our material weakness and significant deficiencies.
We engage in transactions with related parties and such transactions present possible conflicts of interest that could have an adverse effect on us.
We have entered into a significant number of transactions with related parties. The details of certain of these transactions are set forth in Note 9 to our consolidated financial statements for the year ended December 31, 2012 included in this Annual Report on Form 10-K. Related party transactions create the possibility of conflicts of interest with regard to our management. Such a conflict could cause an individual in our management to seek to advance his or her economic interests above those of the Company. Further, the appearance of conflicts of interest created by related party transactions could impair the confidence of our investors. Our board of directors regularly reviews these transactions and, as required by the Company’s indenture, seeks the approval of the disinterested board members when such a transaction exceeds an aggregate consideration of $500,000 and an opinion regarding the fairness of such transaction from an outside firm when such a transaction exceeds an aggregate consideration of $2.5 million. Notwithstanding this, it is possible that a conflict of interest could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
Activity in the oilfield services industry is seasonal and may affect our revenues during certain periods.
Our operations are impacted by seasonal factors. Historically, our business has been negatively impacted during the winter months due to inclement weather, fewer daylight hours, and holidays. Our well servicing rigs are mobile, and we operate a significant number of oilfield vehicles. During periods of heavy snow, ice or rain, we may not be able to move our equipment between locations, thereby reducing our ability to generate rig or truck hours. In addition, the majority of our well servicing rigs work only during daylight hours. In the winter months as daylight time becomes shorter, the amount of time that the well servicing rigs work is shortened, which has a negative impact on total hours worked. Finally, we historically have experienced significant slowdown during the Thanksgiving and Christmas holiday seasons.

We rely heavily on our suppliers and do not maintain written agreements with any such suppliers.
Our ability to compete and grow will be dependent on our access to equipment, including well servicing rigs, parts, and components, among other things, at a reasonable cost and in a timely manner. We do not maintain written agreements with any of our suppliers (other than operating leases for certain equipment), and we are, therefore, dependent on the relationships we maintain with them. Failure of suppliers to deliver such equipment, parts and components at a reasonable cost and in a timely manner would be detrimental to our ability to maintain existing customers and obtain new customers. No assurance can be given that we will be successful in maintaining our required supply of such items.
We rely heavily on two suppliers, Agri-Empresa, Inc. and Tetra Technologies, Inc., for potassium chloride, a principal raw material that is critical for our operations. While the materials are generally available, if we were to have a problem sourcing raw materials or transporting these materials from one of these two vendors, our ability to provide some of our services could be limited. Alternate suppliers exist for all other raw materials. The source and supply of materials has been consistent in the past, however, in periods of high industry activity, periodic shortages of certain materials have been experienced and costs have been affected. We do not have contracts with, but we do maintain relationships with, a number of suppliers in an attempt to mitigate this risk. However, if current or future suppliers are unable to provide the necessary raw materials, or otherwise fail to deliver products in the quantities required, any resulting delays in the provision of services to our customers could have a material adverse effect on our business, results of operations, financial condition, and cash flows.
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
Our business operations and ownership of real property are subject to numerous United States federal, state and local environmental and health and safety laws and regulations, including those relating to emissions to air, discharges to water, treatment, storage and disposal of regulated materials, and remediation of soil and groundwater contamination. Our operations in Mexico, which were disposed in January 2012, were subject to equivalent Mexico laws. The nature of our business, including operations at our current and former facilities by prior owners, lessors or operators, exposes us to risks of liability under these laws and regulations due to the production, generation, storage, use, transportation, and disposal of materials that can cause contamination or personal injury if released into the environment. Environmental laws and regulations may have a significant effect on the costs of transportation and storage of raw materials as well as the costs of the transportation, treatment, storage, and disposal of wastes. We believe we are in material compliance with applicable environmental and worker health and safety requirements. However, we may incur substantial costs, including fines, damages, criminal or civil sanctions, remediation costs, or experience interruptions in our operations for violations or liabilities arising under these laws and regulations. Although we may have the benefit of insurance maintained by our customers or by other third parties or by us such insurances may not cover every expense. Further, we may become liable for damages against which we cannot adequately insure or against which we may elect not to insure because of high costs or other reasons.
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
The U.S. Congress has been considering legislation to reduce the emissions of certain gases, commonly referred to as “greenhouse gases,” including carbon dioxide and methane, which according to certain scientific studies, might contribute to the warming of the Earth’s atmosphere and other climatic changes. On June 26, 2009, the U.S. House of Representatives passed the American Clean Energy and Security Act of 2009, or ACESA, which would establish an economy-wide cap-and-trade program to reduce U.S. emissions of these greenhouse gases. Under this legislation, the EPA would have issued a capped and steadily declining number of tradable emissions allowances to major sources of greenhouse gas emissions so that such sources could continue to emit greenhouse gases into the atmosphere. These allowances would be expected to increase significantly in cost over time. ACESA would impose increasing costs on the combustion of carbon-based fuels such as oil and natural gas. The U.S. Senate has never passed ACESA and prospects for passage of comprehensive greenhouse gas legislation is not good at this time. However, President Obama has indicated his support of legislation to reduce greenhouse gas emissions through an emission allowance system. Although it is not currently possible to predict when or if Congress may act on climate change legislation or whether the EPA would adopt more stringent regulation of greenhouse gases should Congress not act on this subject, any future federal laws or implementing regulations that may be adopted to address the emission of greenhouse gases could adversely affect demand for our services by reducing demand for the oil and natural gas produced by our customers. Such legislation or regulations could also increase our operating costs.
Additionally, on December 7, 2009, the EPA announced its finding that greenhouse gas emissions presented an endangerment to human health and the environment. These findings allow the EPA to proceed with the adoption and implementation of regulations that would restrict emissions of greenhouse gases under existing provisions of the federal Clean Air Act. In September 2009, the EPA proposed regulations in anticipation of finalizing its endangerment finding that would require a reduction in greenhouse gas emissions from motor vehicles and could also trigger permit review for greenhouse gas emissions from certain stationary sources. On October 30, 2009, the EPA published a final rule requiring the reporting of greenhouse gas emissions from specified large greenhouse gas emission sources in the United States beginning in 2011 for emissions occurring in 2010. On November 30, 2010, the EPA issued regulations requiring onshore and offshore petroleum and natural gas production; natural gas processing, transmission distribution and storage facilities; and facilities that inject and store carbon dioxide underground for the purposes of geologic sequestration or enhanced oil and gas recovery to report greenhouse gas emissions on an annual basis. Reporting requirements under these new regulations were mandatory beginning in 2012 for emissions occurring in 2011.
Previously, the U.S. Congress had considered legislation that would regulate emission reporting and reduction and commodity hedging, and the U.S. Congress has evaluated proposals impacting onshore and offshore oil and gas activities and legislation such as the Oil Pollution Act. Such legislation and proposals have the potential to increase the cost of business for us and our customers and to require changes in the manner in which we operate our business. The adoption and implementation of any regulations imposing reporting obligations on, or limiting emissions of greenhouse gases from, our equipment and operations and the equipment and operations of our customers could require us to incur increased operating costs and could adversely affect demand for crude oil and natural gas produced by our customers, which would adversely affect demand for our services. The potential increase in the costs of our operations and the operations of our customers could include additional costs to operate and maintain equipment and facilities, install new emission controls on equipment and facilities, acquire allowances to authorize greenhouse gas emissions, pay any taxes related to greenhouse gas emissions, and administer and manage a greenhouse gas emissions program. While we may be able to include some or all of such increased operating costs in the rates we charge for our services, any recovery of such costs is uncertain.
Even if such legislation is not adopted at the national level, a number of states, acting either individually or through multi-state regional initiatives, have already begun implementing legal measures to reduce emissions of greenhouse gases. While no such legislation is currently being considered in Texas, many of our customers operate nationally and would be adversely affected by the requirements of such legislation. Any one of these climate change regulatory and legislative initiatives could have a material adverse effect on our business, financial condition, and results of operations.
Significant physical effects of climatic change, if they should occur, have the potential to damage oil and natural gas facilities, disrupt production activities and could cause us or our customers to incur significant costs in preparing for or responding to those effects.
In an interpretative guidance on climate change disclosures, the SEC indicates that climate change could have an effect on the severity of weather (including hurricanes and floods), sea levels, the arability of farmland, and water availability and quality. If any such effects were to occur, they could have an adverse effect on our assets and operations or the assets and operations of our customers. We may not be able to recover through insurance some or any of the damages, losses, or costs that may result should the potential physical effects of climate change occur. Unrecovered damages and losses incurred by our customers could result in decreased demand for our services.
Increasing trucking regulations may increase our costs and negatively affect our results of operations.
In connection with the services we provide, we operate as a motor carrier and, therefore, are subject to regulation by the U.S. Department of Transportation, or U.S. DOT, and by various state agencies. These regulatory authorities exercise broad powers, governing activities such as the authorization to engage in motor carrier operations and regulatory safety. There are additional regulations specifically relating to the trucking industry, including testing and specification of equipment and product handling requirements. The trucking industry is subject to possible regulatory and legislative changes that may affect the economics of the industry by requiring changes in operating practices or by changing the demand for common or contract carrier services or the cost of providing truckload services. Some of these possible changes include increasingly stringent environmental regulations and changes in the regulations that govern the amount of time a driver may drive in any specific period, onboard black box recorder devices, or limits on vehicle weight and size.
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
In addition to environmental and trucking regulations, our operations are subject to a variety of other United States federal, state, and local laws, regulations and guidelines, including laws and regulations relating to health and safety, the conduct of operations, and the manufacture, management, transportation, storage and disposal of certain materials used in our operations. Our previous Mexican operations were subject to equivalent Mexican laws. Also, we may become subject to such regulation in any new jurisdiction in which we may operate. We believe that we are in compliance with such laws, regulations and guidelines.
Although we continue to enhance our infrastructure, we have invested financial and managerial resources to comply with applicable laws, regulations and guidelines and expect to continue to do so in the future. Although regulatory expenditures have not, historically, been material to us, such laws, regulations and guidelines are subject to change. Accordingly, it is impossible for us to predict the cost or effect of such laws, regulations, or guidelines on our future operations.
Our ability to use net operating loss carryforwards may be subject to limitations under Section 382 of the Internal Revenue Code.
As of January 1, 2013, we had U.S. federal tax net operating loss carryforwards of approximately $75.5 million. Generally, net operating loss, or NOL, carryforwards, may be used to offset future taxable income and thereby reduce or eliminate U.S. federal income taxes. If we were to experience a change in ownership within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, however, our ability to utilize our NOLs might be significantly limited or possibly eliminated. A change of ownership under Section 382 is defined as a cumulative change of 50% or more in the ownership positions of certain shareholders over a three-year period.
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
We have an insurance and risk management program in place to protect our assets, operations, and employees. We also have programs in place to address compliance with current safety and regulatory standards. However, our operations are subject to risks inherent in the oilfield services industry, such as equipment defects, malfunctions, failures, accidents, and natural disasters. In addition, hazards such as unusual or unexpected geological formations, pressures, blow-outs, fires, or other conditions may be encountered in drilling and servicing wells, as well as the transportation of fluids and company assets between locations. These risks and hazards could expose us to substantial liability for personal injury, loss of life, business interruption, property damage or destruction, pollution, and other environmental damages.

Although we have obtained insurance against certain of these risks, such insurance is subject to coverage limits and exclusions and may not be available for the risks and hazards to which we are exposed. In addition, no assurance can be given that such insurance will be adequate to cover our liabilities or will be generally available in the future or, if available, that premiums will be commercially justifiable. If we were to incur substantial liability and such damages were not covered by insurance or were in excess of policy limits, or if we were to incur such liability at a time when we are not able to obtain liability insurance, our business, results of operations, and financial condition could be materially adversely affected.
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
We cannot predict how an exit by any of our founding principal equity investors could affect our operations or business.
As of March 25, 2013, John E. Crisp, Charles C. Forbes and Janet L. Forbes, our founding principal equity holders, beneficially owned 6.4%, 13.5%, and 10.9%, respectively, of our common stock. Our founding principal equity investors may transfer their interests in us or engage in other business combination transactions with a third party that could result in a change in ownership or a change of control of us. Any transfer of an equity interest in us or a change of control could affect our governance. We cannot be certain that such equity investors will not sell, transfer, or otherwise modify their ownership interest in us, whether in transactions involving third parties or other investors, nor can we predict how a change of equity investors or change of control would affect our operations or business.
Our principal equity investors control important decisions affecting our governance and our operations, and their interests may differ from those of our other shareholders.
Circumstances may arise in which the interest of our principal equity investors could be in conflict with those of the other shareholders. In particular, our principal equity investors may have an interest in pursuing certain strategies or transactions that, in their judgment, enhance the value of their investment in us even though these strategies or transactions may involve risks to other shareholders.
Although Texas corporate law provides certain procedural protections and requires that certain business combinations between us and certain interested or affiliated shareholders meet certain approval requirements, this does not address all conflicts of interest that may arise. For example, our principal equity investors and their affiliates are not prohibited from competing with us. Because our principal equity investors control us, conflicts of interest arising because of competition between us and a principal equity investor could be resolved in a manner adverse to us. It is possible that there will be situations where our principal equity investors’ interests are in conflict with our interests, and our principal equity investors acting through the board of directors or through our executive officers could resolve these conflicts in a manner adverse to us.
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
We also have a shareholder rights plan which can make it difficult for anyone to accumulate more than a certain percentage of our outstanding equity without approval of our board of directors. These provisions could make it more difficult for a third party to acquire us, even if the third party’s offer may be considered beneficial by many shareholders. As a result, shareholders may be limited in their ability to obtain a premium for their shares.
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
We may undertake future acquisitions of businesses and assets in the ordinary course of business. Achieving the benefits of acquisitions depends in part on having the acquired assets perform as expected, successfully consolidating functions, retaining key employees and customer relationships, and integrating operations and procedures in a timely and efficient manner. Such integration may require substantial management effort, time, and resources and may divert management’s focus from other strategic opportunities and operational matters, and ultimately we may fail to realize anticipated benefits of acquisitions.
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
The dividend, liquidation, and redemption rights of the holders of our Series B Senior Convertible Preferred Stock may adversely affect our financial position and the rights of the holders of our common stock.
We have shares of Series B Senior Convertible Preferred Stock, or the Series B Preferred Stock, outstanding. We have the obligation to pay to the holders of our Series B Preferred Stock quarterly dividends of five percent per annum of the original issue price, payable quarterly in cash or in-kind. No dividends may be paid to holders of common stock while accumulated dividends remain unpaid on the Series B Preferred Stock. We are current on dividends through the quarterly period ended February 28, 2013.
Further, we are required, at the seventh anniversary of the issuance of the Series B Preferred Stock on May 28, 2017, to redeem any such outstanding shares at their original issue price, plus any accumulated and unpaid dividends, to be paid, at our election, in cash or shares of common stock. The payment of the redemption price in cash is expected to result in reduced capital resources available to the Company. The payment of the redemption price in shares of common stock would directly dilute the common shareholders. The payment of dividends in-kind would also have a dilutive effect on the common shareholders (as any Series B Preferred Stock issued as dividends will be themselves convertible into common shares). In the event that the Company is liquidated while shares of Series B Preferred Stock is outstanding, holders of the Series B Preferred Stock will be entitled to receive a preferred liquidation distribution, plus any accumulated and unpaid dividends, before holders of common stock receive any distributions.
Holders of the Series B Preferred Stock have certain voting and other rights that may adversely affect holders of our common stock, and the holders of our Series B Preferred Stock may have different interests from, and vote their shares in a manner deemed adverse to, holders of our common stock.
In the event that we fail to pay dividends, in cash or in-kind, on the Series B Preferred Stock for an aggregate of at least eight quarterly dividend periods (whether or not consecutive), the holders of the Series B Preferred Stock will be entitled to vote at any meeting of the shareholders with the holders of the common shares and to cast the number of votes equal to the number of shares of whole common stock into which the Series B Preferred Stock held by such holders are then convertible. If the holders of the current Series B Preferred Stock were able to vote pursuant to this provision at this time or converted the Series B Preferred Stock into common stock, we believe that, as of March 25, 2013, those holders would be entitled to an aggregate of 5,258,133 votes resulting from their ownership of Series B Preferred Stock, based on share holding information provided to us by the current holder of the Series B Preferred Stock. This together with common shares already held by these shareholders (as reported to us by such shareholders), would entitle these shareholders to just under 20%, in the aggregate, of the voting power of the Company. Further, the holders of Series B Preferred Stock may have certain voting rights with respect to the approval of amendments to the certificate of formation of the Company or certain transactions between the Company and affiliate shareholders.
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

Locations	Date in Service	Service Offering
South Texas
Alice - truck location	9/1/2003	Fluid Logistics
Alice - rig location	9/1/2003	Well Servicing
Freer	9/1/2003	Fluid Logistics
Laredo	10/1/2003	Fluid Logistics
San Ygnacio	4/1/2004	Fluid Logistics
Goliad	8/1/2005	Fluid Logistics
Bay City	9/1/2005	Fluid Logistics
Edna	2/1/2006	Well Servicing/Fluid Logistics
Three Rivers	8/1/2006	Fluid Logistics
Carrizo Springs	12/1/2006	Fluid Logistics
Victoria	2/15/2011	Well Servicing
West Texas
Ozona	3/1/2006	Fluid Logistics
San Angelo	7/1/2006	Well Servicing
Midland	11/1/2012	Fluid Logistics
Monahans	8/31/2007	Well Servicing/Fluid Logistics
Odessa	9/30/2007	Well Servicing
Big Spring	10/15/2007	Well Servicing/Fluid Logistics
Big Lake	7/16/2008	Well Servicing/Fluid Logistics
Andrews	8/27/2008	Well Servicing
East Texas
Marshall	12/1/2005	Fluid Logistics
Carthage	3/1/2007	Well Servicing
Kilgore	11/1/2007	Well Servicing
Nacogdoches	6/5/2008	Fluid Logistics
Mississippi
Laurel	7/1/2010	Well Servicing
Pennsylvania
Indiana	7/9/2009	Well Servicing

Item 3.	Legal Proceedings

There are no pending material legal proceedings, and the Company is not aware of any material threatened legal proceedings, to which the Company is a party or to which its property is subject, other than in the ordinary course of business.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Shares
Our common stock began trading on the Toronto Stock Exchange, or TSX, under the symbol “FRB.TO” immediately after the completion of our initial public offering in Canada on May 29, 2008. On June 24, 2008, our common stock began to be quoted in the United States in U.S. dollars on the “Pink Sheets” over-the-counter market under the symbol “FESLF.PK.” On August 12, 2011, we completed the Share Consolidation and Texas Conversion. Notwithstanding the effective date of the Share Consolidation and Texas Conversion, in accordance with standard procedures of the TSX, the Company’s common stock continued to trade on the TSX on a pre-consolidation, pre-conversion basis, through Monday, August 15, 2011. At market open on Tuesday, August 16, 2011, trading began on the TSX on a post-consolidation post-conversion basis. Further, beginning on Tuesday, August 16, 2011, our common stock began trading on a post-consolidation, post-conversion basis on NASDAQ Global Market, or NASDAQ, under the symbol FES. The Company voluntarily delisted its common stock from the Toronto Stock Exchange, or the TSX, as of the close of trading on Friday, November 16, 2012. The following table sets forth, for the periods indicated, the high and low sales prices reported on the TSX (in Canadian dollars) and NASDAQ and Pink Sheets, as applicable, for our common stock for the years ended December 31, 2012 and 2011. All references in the table below to price per share prior to the Share Consolidation have been retroactively adjusted to give effect to the Share Consolidation. The prices reported on the Pink Sheets represent quotations between dealers without adjustment for retail mark-up, markdown or commission and may not represent actual transactions.

	TSX(1)				NASDAQ/Pink Sheets(2)
	High		Low		High		Low
Fiscal Year 2012:
Fourth Quarter (1)	CDN	3.41	CDN	1.79	USD	3.54	USD	1.66
Third Quarter	CDN	4.82	CDN	2.95	USD	4.78	USD	2.92
Second Quarter	CDN	6.03	CDN	4.19	USD	6.25	USD	4.08
First Quarter	CDN	7.37	CDN	5.05	USD	7.00	USD	5.12
Fiscal Year 2011:
Fourth Quarter	CDN	6.98	CDN	4.48	USD	7.17	USD	4.23
Third Quarter	CDN	11.72	CDN	5.02	USD	12.85	USD	4.73
Second Quarter	CDN	12.12	CDN	7.68	USD	11.64	USD	7.92
First Quarter	CDN	8.40	CDN	5.60	USD	8.56	USD	5.68
 ____________________

1)	Our common stock was voluntarily delisted from trading on TSX at the close of trading on November 16, 2012.

2)	Our common stock began trading on NASDAQ on Tuesday, August 16, 2011. Prior to that time, our common stock traded in the United States on the Pink Sheets over-the-counter market.
As of March 25, 2013, the last reported sales prices of our common shares on NASDAQ was USD $3.95 per share. As of March 25, 2013, we had 21,338,269 shares of common stock issued and outstanding, held by 16 shareholders of record. All common stock held in street name are recorded in the Company’s stock register as being held by one stockholder.
The Company has never declared a cash dividend on its common stock and has no plans of doing so now or in the foreseeable future. The loan agreement governing the credit facility prohibits the payment of dividends on the Company’s common stock. It does, however, permit dividend payments on the Company’s Series B Preferred Stock and the Company anticipates paying the preferred dividends in cash for the foreseeable future. Further, the indenture governing our 9% Senior Notes restricts the Company’s ability to pay dividends on our equity interests, except dividends payable in equity interests and cash dividends on the Series B Preferred Stock up to $260,000 per quarter, unless, among other things, the Company is able to incur at least $1.00 of additional Indebtedness (as defined in the indenture) pursuant to the Fixed Charge Coverage Ratio set forth in such indenture.
The Series B Preferred Stock accrues dividends at a rate of $1.25 per share per year, which, at our discretion, is payable in cash or in-kind. The Company anticipates paying the preferred dividends in cash for the foreseeable future. Other than these dividends, our board of directors presently intends to retain all earnings for use in our business and, therefore, does not anticipate paying any other cash dividends in the foreseeable future. The declaration of dividends on common equity, if any, in the future would be subject to the discretion of the board of directors, which may consider factors such as our credit facility and indenture restrictions discussed above, the Company’s results of operations, financial condition, capital needs, liquidity, and acquisition strategy, among others. Additionally, the certificate of designation that governs the Series B Preferred Stock prohibits the Company from paying a dividend on the common shares if dividends on the Series B Preferred Stock are not paid through the respective quarterly payment date. Further, if the aggregate cash payment of dividends on the common stock over a twelve month period exceeds five percent of the fair market value of the common shares, then we are required under the certificate of designation of the Series B Preferred Stock to pay the holders of such shares that amount that they would be entitled to receive had such holders converted their shares to common shares prior to the record date of such dividends.

Item 6.	Selected Financial Data

The following statement of operations data for the years ended December 31, 2012, 2011 and 2010 and the balance sheet data as of December 31, 2012 and 2011, have been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The statement of operations data for the years ended December 31, 2009 and 2008 and the balance sheet data as of December 31, 2010, 2009 and 2008, have been derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of results to be expected for any future period. The data presented below have been derived from financial statements that have been prepared in accordance with accounting principles generally accepted in the United States and should be read with our financial statements, including notes, and with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 24 of this Annual Report on Form 10-K.

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(dollars in thousands)
Statement of Operations Data:
Revenues
Well servicing	$202,670	$177,896	$109,355	$79,812	$189,980
Fluid logistics and other	269,927	267,887	178,796	109,822	170,949
Total revenues	472,597	445,783	288,151	189,634	360,929
Expenses
Well servicing	158,302	141,589	87,164	74,537	127,191
Fluid logistics and other	196,383	193,718	138,079	87,263	117,940
General and administrative	33,382	31,318	20,039	17,424	17,687
Depreciation and amortization	50,997	39,660	38,299	38,029	33,499
Impairment of goodwill	—	—	—	—	4,363
Total expenses	439,064	406,285	283,581	217,253	300,680
Operating income (loss)	33,533	39,498	4,570	(27,619)	60,249
Other income (expense)
Interest income	78	56	149	14	6
Interest expense	(28,033)	(27,454)	(27,271)	(26,923)	(25,798)
Gain (loss) on early extinguishment of debt	—	(35,415)	19	—	—
Other income (expense), net	—	69	(9)	1,421	35
Income (loss) before income taxes	5,578	(23,246)	(22,542)	(53,107)	34,492
Income tax (benefit) expense(1)	3,359	(4,677)	(8,157)	(25,144)	62,575
Income (loss) from continuing operations	2,219	(18,569)	(14,385)	(27,963)	(28,083)
Income (loss) from discontinued operations, net of tax expense (benefit) of ($359), $6,299, $1,656 $0, and $0, respectively	(632)	6,224	3,075	(1,368)	(1,665)
Net income (loss)	1,586	(12,345)	(11,310)	(29,331)	(29,748)
Preferred stock dividends	(776)	(186)	(1,041)	—	—
Net income (loss) attributable to common shareholders	$810	$(12,531)	$(12,351)	$(29,331)	$(29,748)
Income (loss) per share of common stock from continuing operations
Basic and diluted	$0.07	$(0.90)	$(0.74)	$(1.79)	$(2.45)
Income (loss) per share of common stock from discontinued operations
Basic and diluted	$(0.03)	$0.30	$0.15	$(0.09)	$(0.14)
Income (loss) per share of common stock
Basic and diluted	$0.04	$(0.60)	$(0.59)	$(1.87)	$(2.59)
Weighted average number of shares outstanding
Basic	21,061,640	20,918,417	20,918,417	15,660,720	11,473,639
Diluted	21,340,253	20,918,417	20,918,417	15,660,720	11,473,639
Pro forma information giving effect to the Bermuda Reorganization (2)
Net income from continuing operations					$22,346
Basic and diluted weighted average common shares					13,998,711
Basic and diluted earnings per share					$1.60

(1)
On May 29, 2008, in connection with the reorganization under a Bermuda parent, Forbes Energy Services Ltd., the Forbes Group, became a taxable entity, which resulted in $52.8 million of income tax expense that was recorded as a one-time, deferred income tax charge to recognize the conversion to a taxable entity. Prior to that time, the entities comprising the Forbes Group were flow through entities for federal income tax purposes and the only tax obligations of the entity were the Texas margin tax which was applicable after June 29, 2007. Forbes Energy Services Ltd. was subsequently converted to a Texas corporation in August 2011.

(2)
The unaudited pro forma net income and net income per share gives effect to the reorganization in which FES Ltd., a Bermuda exempt company became the direct parent of FES LLC and, as a result the indirect parent of the operating entity for federal income tax purposes to a "C" corporation, the issuance of our common stock in connection with our Canadian initial public offering and the simultaneous U.S. private placement on May 29, 2008, and an assumed tax rate of 37%, as though the Bermuda Reorganization and Canadian initial public offering had occurred on January 1, 2008.

	Year Ended December 31,
	2012	2011	2010	2009	2008
Operating Data:
Well servicing rigs (end of periods)(1)	162	159	159	157	156
Rig hours(1)	435,560	411,539	307,377	228,279	378,657
Heavy trucks (end of period) (1)(2)	578	496	357	362	370
Trucking hours	1,676,778	1,476,664	1,135,227	863,506	1,115,593
Salt water disposal wells (end of period)	24	17	15	18	14
Locations (end of period)(1)	25	25	26	28	27
Frac tanks (end of period)	3,208	1,879	1,368	1,369	1,370
Coiled Tubing Spreads	4	—	—	—	—
  ____________________

(1)
The table above does not include 14 workover rigs, 4 vacuum trucks, and one operating location which were included in the disposition of substantially all of our long-lived assets located in Mexico completed on January 12, 2012. Also, the rig hours associated with our Mexico operations have been removed.

(2)	Includes vacuum trucks, high pressure pump trucks, and other heavy trucks. As of December 31, 2012, 196 heavy trucks were leased.

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(dollars in thousands)
Balance Sheet Data:
Cash and cash equivalents	$17,619	$36,600	$30,458	$28,425	$23,469
Property and equipment, net	348,441	285,945	256,743	289,781	317,567
Total assets	512,662	550,423	451,830	457,432	482,801
Total long-term debt	293,321	285,633	212,915	214,465	205,378
Total liabilities	365,976	410,166	299,764	310,925	324,383
Temporary equity-preferred stock	14,518	14,477	15,270	—	—
Shareholders’ equity	132,168	125,780	136,795	146,507	158,418

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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
Overview
FES Ltd is an independent oilfield services contractor that provides a wide range of well site services to oil and natural gas drilling and producing companies to help develop and enhance the production of oil and natural gas. These services include fluid hauling, fluid disposal, well maintenance, completion services, workovers, and recompletions, plugging and abandonment, and tubing testing. Our operations are concentrated in the major onshore oil and natural gas producing regions of Texas, with additional locations in Mississippi, in Pennsylvania and, prior to the disposition of our Mexican assets in January 2012, which is discussed below, in Mexico. We believe that our broad range of services, which extends from initial drilling, through production, to eventual abandonment, is fundamental to establishing and maintaining the flow of oil and natural gas throughout the life cycle of our customers’ wells.
We currently provide a wide range of services to a diverse group of companies. Over the year ended December 31, 2012, we provided services to over 970 companies. Our blue-chip customer base includes Anadarko Petroleum Corporation, Chesapeake Energy Corporation, ConocoPhillips Company, Rosetta Resources, Inc., and Shell Oil Company, among others. John E. Crisp and Charles C. Forbes, our senior management team, have cultivated deep and ongoing relationships with these customers during their average of approximately 35 years of experience in the oilfield services industry. For the year ended December 31, 2012, we generated consolidated revenues of approximately $472.6 million.
We currently conduct our operations through the following two business segments:

•
Well Servicing. The well servicing segment comprised 42.9% of our consolidated revenues for the year ended December 31, 2012. At December 31, 2012, our well servicing segment utilized our modern fleet of 162 owned well servicing rigs, which included 152 workover rigs and ten swabbing rigs, four coiled tubing spreads, nine tubing testing units, and related assets and equipment. These assets are used to provide (i) well maintenance, including remedial repairs and removal and replacement of downhole production equipment, (ii) well workovers, including significant downhole repairs, re-completions and re-perforations, (iii) completion and swabbing activities, (iv) plugging and abandonment services, and (v) testing of oil and natural gas production tubing.

•
Fluid Logistics and Other. The fluid logistics and other segment comprised 57.1% of our consolidated revenues for the year ended December 31, 2012. Our fluid logistics and other segment utilized our fleet of owned or leased fluid transport trucks and related assets, including specialized vacuum, high-pressure pump and tank trucks, frac tanks, water wells, salt water disposal wells and facilities, and related equipment. These assets are used to provide, transport, store, and dispose of a variety of drilling and produced fluids used in, and generated by, oil and natural gas production. These services are required in most workover and completion projects and are routinely used in daily operations of producing wells. During 2010 and 2011, we also provided additional services in which Wolverine Construction, Inc., a related party, completed such services as a sub-contractor. These services involved site preparation and were complementary to the traditional services we offered. We ceased offering these services in June 2011. Prior to such termination, we would pay Wolverine for their services and materials then would bill the cost to the customer with a margin of 5%.

We believe that our two business segments are complementary and create synergies in terms of selling opportunities. Our multiple lines of service are designed to capitalize on our existing customer base to grow it within existing markets, generate more business from existing customers, and increase our operating performance. By offering our customers the ability to reduce the number of vendors they use, we believe that we help improve our customers’ efficiency. This is demonstrated by the fact that 80.9% of our consolidated revenues for the year ended December 31, 2012 were from customers that utilized services of both of our business segments. Further, by having multiple service offerings that span the life cycle of the well, we believe that we have a competitive advantage over smaller competitors offering more limited services.

Factors Affecting Results of Operations
Oil and Natural Gas Prices
Demand for well servicing and fluid logistics services is generally a function of the willingness of oil and natural gas companies to make operating and capital expenditures to explore for, develop, and produce oil and natural gas, which in turn is affected by current and anticipated levels of oil and natural gas prices. Exploration and production spending is generally categorized as either operating expenditures or capital expenditures. Activities by oil and natural gas companies designed to add oil and natural gas reserves are classified as capital expenditures, and those associated with maintaining or accelerating production, such as workover and fluid logistics services, are categorized as operating expenditures. Operating expenditures are typically more stable than capital expenditures and are less sensitive to oil and natural gas price volatility. In contrast, capital expenditures by oil and natural gas companies for drilling are more directly influenced by current and expected oil and natural gas prices and generally reflect the volatility of commodity prices.
Workover Rig Rates
Our well servicing segment revenues are dependent on the prevailing market rates for workover rigs. Rates and utilization for workover rigs increased in March 2010 through the third quarter of 2011, then rates and utilization stabilized in the fourth quarter of 2011, which continued through the first half of 2012. Rates have been stable through the twelve months ending December 31, 2012 while utilization has slightly decreased during the second half of 2012.
Fluid Logistics Rates
Our fluid logistics and other segment revenues are dependent on the prevailing market rates for fluid transport trucks and the related assets, including specialized vacuum, high-pressure pump and tank trucks, frac tanks and salt water disposal wells. Pricing and utilization increased in the latter portion of the first quarter 2010 and continued through 2011. Rates and utilization stabilized through the beginning of 2012 before dropping through the second half of 2012. This drop in the second half of 2012 was partially due to the increase in supply of fluid logistics equipment in the markets where the company operates.
Operating Expenses
As utilization and demand increased beginning in 2010 and continued through the beginning of 2012, we have experienced cost pressures in areas such as labor where we have incurred additional cost increases primarily in the form of increased pay rates. Future earnings and cash flows will be dependent on our ability to manage our overall cost structure and either maintain our existing prices or obtain price increases from our customers as our operating costs increase.
Equipment rental and lease costs continue to be a significant component of our operating expenses. As described in the following paragraph, we made certain capital expenditures throughout 2012 that replaced certain leased or rented equipment. Nevertheless, we expect that we will continue to meet certain equipment needs through rental or leasing arrangements. During 2012, we entered into operating leases for vacuum trucks, vacuum trailers, support trucks, pressure pumping units, crane trucks, nitrogen pumping units, and a transport trailer.
Capital Expenditures and Debt Service Obligations
During 2012, we purchased 1,329 frac tanks, 93 vacuum trailers, 19 vacuum trucks, seven salt water disposal wells, four coiled tubing spreads, two pump down units, three workover rigs, and made various improvements at several locations. During late 2011 and early of 2012, we began increasing our fleet of vacuum trucks and frac tanks in response to industry activity. All of the frac tanks acquired during 2012 were purchased and all of the trucks and trailers were leased. As a result of the indebtedness we incurred for capital expenditures and leases, we have significantly increased our debt service and lease obligations. Capital expenditures for the twelve months ended December 31, 2012 were $111.9 million.
Certain of these purchased assets took the place of equipment that the Company had been leasing or renting or allowed the Company to provide services to customers that it had previously offered through third party contractors. Other equipment acquisitions were made to increase the Company's overall capacity. As of January 2013, the Company has commitments to purchase one coiled tubing spread and four nitrogen pumping units that should be delivered during the first half of 2013. The four nitrogen pumping units will be used in the coiled tubing part of our well servicing operations. Of the equipment on order, the coiled tubing spread will be purchased partially in cash and partially through debt financing and the remaining nitrogen pumping units will be acquired through operating leases or with cash.
We plan to finance a portion of the remaining equipment on order, including the last coiled tubing unit, pursuant to a loan and security agreement with Regions Equipment Finance Corporation and Regions Commercial Equipment Finance, LLC, collectively, the Regions Finance Facility, discussed in further detail below. However, this existing agreement does not constitute a commitment to finance any additional loans or capital leases or enter into any additional operating leases.

Nevertheless, we believe that our cash flows from operations and availability under our $75 million revolving credit facility, on their own, will, if necessary, be sufficient to fund or otherwise satisfy the obligations related to this equipment on order.
Operating Income Margins
While we experienced more favorable margins in the fluid logistics and other segment relative to the well servicing segment in 2012, downward pressure on margins in the fluid logistics and other segment has reduced this difference. A significant portion of the additional activity in the fluid logistics and other segment relates to expanded fracturing operations in our market areas.
Presentation
The financial information as of and for the years ended December 31, 2012, 2011, and 2010 is presented on a consolidated basis for FES Ltd. and its subsidiaries based on continuing operations. Unless otherwise indicated, all financial or operational data presented herein relates to our continuing operations, excluding our operations in Mexico that were sold in January 2012. Notwithstanding the foregoing, financial information regarding cash flows presented herein includes cash flows from our discontinued operations.
Results of Operations
Comparison of Years Ended December 31, 2012 and December 31, 2011
Revenues — For the year ended December 31, 2012, revenues increased by $26.8 million, or 6.0%, to $472.6 million when compared to the same period in the prior year. This is a direct result of slight increases in our utilization and pricing in 2012 as compared to 2011.
Well Servicing — Revenues from the well servicing segment increased by $24.8 million for the year, or 13.9% to $202.7 million compared to the prior year. Of this increase, approximately 36.2% was due to increased prices and 63.8% was due to increased rig hours for well services. We made available for utilization 162 and 159 well service rigs as of December 31, 2012 and 2011, respectively. The average rate charged per hour for our well servicing rigs during the year ended December 31, 2012 as compared to the same period in 2011 increased approximately 3.1%. Average utilization of our well service rigs during the year-ended December 31, 2012 and 2011 was 88.3% and 84.9%, respectively, calculated by comparing actual hours billed to theoretical full utilization which we based on a twelve hour day, working five days a week, except U.S. holidays.
Fluid Logistics and Other — Revenues from the fluid logistics and other segment for the year ended December 31, 2012 increased by $2.0 million, or 0.8%, to $269.9 million compared to the prior year, as a result of an increase in trucking hours of 5.2%. There was a decrease in utilization to 77.0% for the year ended December 31, 2012 as compared to 102.2% for the year ended December 31, 2011 primarily due to our increase in the number of available trucks. Our principal fluid logistics assets at December 31, 2012 and December 31, 2011 were as follows:

	Years Ended December 31,		% Increase
Asset	2012	2011
Vacuum trucks	473	408	15.9
High-pressure pump trucks	21	21	—
Other heavy trucks	84	67	25.4
Frac tanks (includes leased)	3,208	1,879	70.7
Salt water disposal wells	24	17	41.2
Consolidated Operating Expenses — Our operating expenses increased to $354.7 million for the year ended December 31, 2012, from $335.3 million for the year ended December 31, 2011, an increase of $19.4 million or 5.8%. This increase in operating expense is generally attributable to the increase in labor expenses offset by the decreases in rental equipment due to the purchase of new equipment to satisfy customer demand. Operating expenses as a percentage of revenues were 75.1% and 75.2% for the years ended December 31, 2012 and December 31, 2011, respectively.
Well Servicing — Operating expenses from the well servicing segment increased by $16.7 million, or 11.8%, to $158.3 million. Well servicing operating expenses as a percentage of well servicing revenues were 78.1% for the year ended December 31, 2012, compared to 79.6% for the year ended December 31, 2011, a decrease of 1.5%. This decrease in operating expense as a percentage of revenue was due to an increase in utilization to 88.3% for the year ended December 31, 2012 from 84.9% for the year ended December 31, 2011, which allowed the Company to spread its fixed costs over greater revenues. The increase in utilization consisted of 63.8% of the change. The remaining 36.2% was due to price increases of approximately 3.1% in average billing rates for our well servicing rigs between the two years.
The dollar increase in well servicing expenses between the two years was due to in large part to the increase in labor costs of $11.1 million or 16.2% for the year ended December 31, 2012 compared to the prior year due to the higher headcount during the first half of 2012 and increased pay rates. The employee count at December 31, 2012 was 1,069, compared to 1,051 employees as of December 31, 2011. Labor costs as a percentage of revenue were 38.2% and 37.4% for the years ended December 31, 2012 and 2011, respectively. Rig hours increased 5.9% for the year ended December 31, 2012 compared to 2011, which was the main reason fuel costs increased $3.9 million, a 35.1% increase. Fuel costs as of percentage of revenue were 7.3% and 6.2% for the years ended December 31, 2012 and 2011, respectively. Contract labor cost and insurance cost increased by $2.4 million and $2.2 million, respectively. These cost increases were offset by a reduction in repairs and maintenance expense of $2.8 million. The repairs and maintenance cost was higher than normal in the prior year due to the increased activity in 2011 compared to 2012 and the need to prepare the rigs to place into service.
Fluid Logistics and Other — Operating expenses from the fluid logistics and other segment increased by $2.7 million, or 1.4%, to $196.4 million. Fluid logistics and other operating expenses as a percentage of fluid logistics and other revenue were 72.8% for the year ended December 31, 2012, compared to 72.3% for the year ended December 31, 2011.
The increase in fluid logistics and other operating expenses of $2.7 million was due to an increase in labor cost of $13.0 million, or 25.6%, for the year-ended December 31, 2012, when compared to the same period in the prior year. The employee count at December 31, 2012 was 1,203, as compared with 1,073 employees as of December 31, 2011. This cost increase was off-set by a reduction in equipment rental of $6.5 million, or 29%, for the year-ended December 31, 2012, when compared to the same period in the prior year. The decrease in equipment rental was due to the acquisition of additional equipment to satisfy customer demand and decreasing the need to utilize outside services. The cost for product and chemical decreased by $3.8 million, or 35.9% as a result of lower utilization for the year-ended December 31, 2012. The remaining $0.1 million change is related to various expenses that were consistent with management's expectation.
General and Administrative Expenses — General and administrative expenses from the consolidated operations increased by approximately $2.1 million, or 6.6%, to $33.4 million. General and administrative expense as a percentage of revenues were 7.1% and 7.0% for the years ended December 31, 2012 and 2011, respectively. This change of $2.1 million was comprised of the following: $5.7 million related to additional compensation expense related to a workforce increase of 53 employees and increased pay rates, $0.5 million of discretionary management bonuses, $1.1 million of additional expense related to a newly implemented, performance based, management bonus plan, $1.7 million of stock based compensation expense due to the issuance of stock options in 2011, restricted stock, and restricted stock units to middle management issued in 2012, and an increase of $0.5 million in professional fees related to an information technology audit and changes in controls for Sarbanes-Oxley information technology compliance. The increases in these expenses were off-set in part by a decrease in litigation, settlement, and legal fees of $7.5 million.
Depreciation and Amortization — Depreciation and amortization expenses increased by $11.3 million, or 28.6%, to $51.0 million. The increase is related to our increase in capital expenditures. Capital expenditures incurred for the year ended December 31, 2012 were $111.9 million compared to $62.7 million for the year ended December 31, 2011.
Interest and Other Expenses—Interest and other expenses, excluding the loss on early extinguishment of debt, were $28.0 million in the year ended December 31, 2012, compared to $27.3 million in the year ended December 31, 2011, an increase of $0.6 million, or 2.3% due to an increase in our debt obligations. The loss of $35.4 million on early extinguishment of debt in the year ended December 31, 2011 was due to the retirement of the First and Second Priority Notes and was comprised of premium on early redemption of the First Priority Notes of $0.6 million, total unamortized deferred financing charges written off in connection with the redemption of First and Second Priority notes of $10.4 million and tender purchase price premium and consent fee related to the Second Priority Notes of $24.4 million.
Income Taxes — Our income tax expense on continuing operations was $3.4 million (60.2% effective rate) on pre-tax income of $5.6 million for the year ended December 31, 2012, compared to an income tax benefit of $4.7 million (20.1% effective rate) on a pre-tax loss of $23.2 million in 2011. This difference was mainly due to state franchise taxes which are calculated based on taxable gross margins and certain non deductible expenses.
Discontinued Operations — We recorded a net loss from discontinued operations of $0.6 million for the year ended December 31, 2012, compared to net income from discontinued operations of $6.2 million for the year ended December 31, 2011. The decrease in net income relates to salaries paid during the winding down of our operations in Mexico and an adjustment for the foreign currency translation that was expensed upon substantial liquidation of our operations in Mexico.

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
Fluid Logistics and Other — Revenues from the fluid logistics and other segment for the year ended December 31, 2011 increased by $89.1 million, or 49.8%, to $267.9 million compared to the prior year, as a result of the general industry increase in pricing, activity and additional services we provided our customers through sub-contractor services. The revenue breakout for the $267.9 million consists of $262.7 million for the fluid logistics and other operations and $5.2 million for the sub-contractor services operations. Beginning in the fiscal year 2010, the Company began providing additional services in which Wolverine Construction, Inc., one of our related parties, completed such services as a sub-contractor. These services involved site preparation and were outside of the scope of the traditional services offered by the Company. We paid Wolverine for their services and materials and then billed the cost to the customer with a margin of approximately 5%. Of the total increase of $89.1 million, approximately 60.4% was due to an increase in hours worked and approximately 39.6% due to customer price increases. An increase in hours of approximately 30.1% between the two years resulted in an increase in utilization from approximately 95.7% for the year ended December 31, 2010 to approximately 102.2% for the year ended December 31, 2011. Rates also increased approximately 15.2% for the year ended December 31, 2011 as compared with the year ended December 31, 2010. Our principal fluid logistics assets at December 31, 2011 and December 31, 2010 were as follows:

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
Fluid Logistics and Other — Operating expenses from the fluid logistics and other segment increased by $55.6 million, or 40.3%, to $193.7 million. The expense breakout for the $193.7 million consists of $188.8 million for the logistics operations and $4.9 million for the sub-contractor services operations. Fluid logistics and other operating expenses as a percentage of fluid logistics and other revenues were 72.3% for the year ended December 31, 2011, compared to 77.2% for the year ended December 31, 2010. This decrease in operating expense as a percentage of revenue was due to an increase in utilization to 102.2% for the year ended December 31, 2011 from 95.7% for the year ended December 31, 2010, which allowed the Company to spread its fixed costs over greater revenues, thereby increasing the gross margin. From time to time, demand causes us to work more than the number of hours we define as full utilization, which are 14 hours a day six days a week.
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
Interest and Other Expenses—Interest and other expenses, excluding the loss on early extinguishment of debt were $27.3 million in the year ended December 31, 2011, compared to $27.1 million in the year ended December 31, 2010, an increase of

$0.2 million, or 0.7%. The loss of $35.4 million on early extinguishment of debt was due to the retirement of the First and Second Priority Notes and was comprised of penalty on early redemption of the First Priority Notes of $0.6 million, total unamortized deferred financing charges written off in connection with the redemption of First and Second Priority notes of $10.4 million and tender purchase price premium and consent fee related to the second Priority Notes of $24.4 million.
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

On September 9, 2011, we entered into a loan and security agreement with certain lenders and Regions Bank, as agent for the secured parties, or the Agent. The loan and security agreement provides for an asset based revolving credit facility with a maximum initial credit of $75 million, subject to borrowing base availability. As of December 31, 2012, $72.1 million was available under this new credit facility due to $2.9 million in outstanding letters of credit.
A downturn could require us to seek funding to meet working capital requirements. Further, should management elect to incur capital expenditures in excess of the levels projected for 2012, which are currently projected at $23.0 million or to pursue other capital intensive activities, additional capital may be required to fund these activities. As discussed in more detail below, our ability to seek additional financing may be restricted by certain of our debt covenants.
The indenture governing the 9% Senior Notes and the loan agreement governing our senior secured revolving credit facility impose significant restrictions on us and increase our vulnerability to adverse economic and industry conditions that could limit our ability to obtain additional or replacement financing. For example, the indenture governing the 9% Senior Notes only allows us to incur indebtedness, other than certain specific types of permitted indebtedness, if such indebtedness is unsecured and if the Fixed Charge Coverage Ratio (as defined in the indenture) for the most recently completed four full fiscal quarters is at least 2.0 to 1.0. Our new credit facility only allows us to incur specific types of permitted indebtedness, which includes a $40 million basket of permitted indebtedness for capital leases, mortgage financings or purchase money obligations incurred for the purpose of installation or improvement of property, plant, and equipment.
Our inability to satisfy our obligations under the indenture governing the 9% Senior Notes, the loan agreement governing our credit facility, and any future debt agreements we may enter into could constitute an event of default under one or more of such agreements. Further, due to cross-default provisions in our debt agreements, a default and acceleration of our outstanding debt under one debt agreement may result in the default and acceleration of outstanding debt under the other debt agreements. Accordingly, an event of default could result in all or a portion of our outstanding debt becoming immediately due and payable. If this should occur, we might not be able to obtain waivers or secure alternative financing to satisfy all of our obligations simultaneously. Given the continuing weakness in the global economy, our ability to access the capital markets or to consummate any asset sales might be restricted at a time when we would like or need to raise capital. These events could have a material adverse effect on our business, financial position, results of operations and cash flows, and our ability to satisfy our obligations.
Within certain constraints, we can conserve capital by reducing or delaying capital expenditures, deferring non-regulatory maintenance expenditures, and further reducing operating and administrative costs.
We have historically funded our operations, including capital expenditures, with bank borrowings, vendor financings, cash flow from operations, the issuance of our senior notes, and the proceeds from our May 2008 Canadian initial public equity offering and simultaneous U.S. private placement, our October 2008 and December 2009 common stock offerings, and our May 2010 Series B Preferred Stock private placement.

As of December 31, 2012, we had $17.6 million in cash and cash equivalents, $306.3 million in contractual debt and capital leases, and $1.4 million of accounts payable related to equipment. Also, as of December 31, 2012, we had 588,059 outstanding shares of Series B Senior Convertible Preferred Stock which is reflected in the balance sheet as temporary equity in an amount of $14.5 million. The preferred stock is redeemable for cash or common stock at 95% of the fair market value of the common stock as determined in accordance with the certificate of designation of the Series B Preferred Stock in May 2017.
The $306.3 million in contractual debt was comprised of $280.0 million in bonds and $26.3 million in capital leases on equipment and insurance notes. Of our total debt, $293.3 million of the outstanding contractual debt was represented by long-term debt and $13.0 million was short-term debt outstanding or the current portion of long-term debt. In addition, we have $1.4 million of non-interest bearing short-term equipment vendor financings for well servicing rigs and other equipment included in accounts payable. The $26.3 million in equipment and insurance notes consisted of $18.4 million in equipment notes and $7.9 million in insurance notes related to our general liability, workers compensation and other insurances. We incurred $111.9 million for capital equipment acquisitions during the fiscal year 2012 as compared to $62.7 million during the fiscal year 2011. This increase in capital expenditures resulted in the addition of equipment during the year ended December 31, 2012, which included frac tanks, heavy trucks, vacuum trucks, well service rigs, coiled tubing spreads, location improvements, and miscellaneous ancillary equipment. We financed these purchases with cash flow from operations and capital leases and debt under our Regions Finance Facility.
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

Cash Flows from Operating Activities

Net cash provided by operating activities totaled $68.4 million for the year ended December 31, 2012, compared to $6.0 million for the year ended December 31, 2011, an increase of $62.4 million. The most significant change between the years ended December 31, 2012 and 2011 related to an increase in cash flows from a decrease in accounts receivable in the amount of $93.4 million. This resulted from collecting our Mexico accounts receivable in 2012 as we closed the operation and from the slowdown in industry activity in the last half of 2012. These changes in cash inflows, related to an increase in collection of accounts receivable, were offset partially by additional cash outflows in the amount of $39.7 million used to decrease our accounts payable. As with our accounts receivable change, this accounts payable decrease was consistent with our Mexico sale and industry activity moderation.
Net cash provided by operating activities totaled $6.0 million for the year ended December 31, 2011, compared to net cash provided by operating activities of $2.4 million for the year ended December 31, 2010, an increase of $3.6 million. This $3.6 million increase resulted from increases in calculated cash flow related to an increase in various non-cash items between the periods of $17.3 million, mainly associated with the extinguishment of the Second Priority Notes, an increase in trade accounts payable of $19.4 million, and an increase in accrued expenses of $11.8 million. These increases in cash flow were offset by cash flow decreases as the result of an increase in net loss of $1.0 million, an increase in accounts receivable between the two periods of $21.1 million resulting from our increased levels of activity from 2010 to 2011 as discussed elsewhere herein, a decrease in related party accounts payable of $14.1 million in the normal course of business, a decrease between the two periods of $7.8 million in interest payable, an increase in related party accounts receivable of $1.4 million between 2010 and 2011 in the normal course of business, and other net increases in cash flow resulting from changes in operating assets and liabilities of $0.5 million that were in line with normal operating activities.
Cash Flows Used in Investing Activities
Net cash used in investing activities for the year ended December 31, 2012 amounted to $82.6 million compared to $50.9 million from the year ended December 31, 2011, an increase of $31.7 million. This $31.7 million increase resulted from an increase of $53.4 million used for the purchases of property and equipment offset in part by the decrease of the deposit on assets held for sale of $13.7 million. These cash uses were offset, in part, by proceeds from the sale of equipment of $14.5 million and the release of restricted cash from the sale of the assets of our operations in Mexico of $14.7 million.

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
Cash Flows from Financing Activities
Net cash used by financing activities amounted to $5.3 million for the year ended December 31, 2012, compared to net cash provided by financing activities of $52.1 million for the year ended December 31, 2011. The majority of the change related to the Forbes Group receiving $280.0 million in proceeds from the issuance of 9% Senior Notes Payable, less debt issuance costs of $10.2 million in the prior year. The proceeds were used to retire $212.5 million in First and Second Priority Notes. The primary use of cash flows from financing activities in 2012 was for scheduled payments on equipment installment notes in the amount of $4.5 million. These payments increased $2.2 million from those paid in 2011 due to additional equipment debt incurred in 2012. Also, cash was used to make payments on installment debt.
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
Cash Flows from Discontinued Operations
The cash flows from discontinued operations have not been separately disclosed in our consolidated statements of cash flows for the years ended December 31, 2012, 2011 and 2010. The net cash flow used in our discontinued operations was approximately $6.7 million for the year ended December 31, 2012 compared to net cash provided of $4.2 million for the year ended December 31, 2011. We do not expect significant cash flows from discontinued operations in 2013.
9% Senior Notes
On June 7, 2011, FES Ltd. issued $280.0 million in principal amount of 9% Senior Notes due 2019 (the “9% Senior Notes”). The proceeds of the 9% Senior Notes were used to purchase and/or redeem 100% of the First Priority Floating Rate Notes due 2014 and the outstanding 11% Senior Secured Notes due 2015 issued by Forbes Energy Services LLC and Forbes Energy Capital Inc. The 9% Senior Notes mature on June 15, 2019, and require semi-annual interest payments, in arrears, commencing December 15, 2011 at an annual rate of 9%, payable on June 15 and December 15 of each year until maturity. No principal payments are due until maturity.
The 9% Senior Notes are guaranteed by the current domestic subsidiaries (the “Guarantor Subs”) of FES Ltd., which includes FES LLC, CCF, TES, STT and FEI LLC (but excludes Forbes Energy Capital Inc., which was dissolved in November 2011). All of the Guarantor Subs are 100% owned and each guarantees the securities on a full and unconditional and joint and several basis. Prior to January 12, 2012, FES Ltd had two 100% owned indirect Mexican subsidiaries or the Non-Guarantor Subs that had not guaranteed the 9% Senior Notes. In January 2012, one of those two Mexican subsidiaries was sold along with the business and substantially all of our assets located in Mexico. Prior to January 12, 2012, FES Ltd had a branch office in Mexico and conducted operations independent of the Non-Guarantor Subs. The Guarantor Subs represent all of the Company’s operations. On or after June 15, 2015, the Forbes Group may, at its option, redeem all or part of the 9% Senior Notes from time to time at specified redemption prices and subject to certain conditions required by the indenture governing the 9% Senior Notes (the “9% Senior Indenture”). The Forbes Group is required to make an offer to purchase the notes and to repurchase any notes for which the offer is accepted at 101% of their principal amount, plus accrued and unpaid interest, if there is a change of control. The Forbes Group is required to make an offer to repurchase the notes and to repurchase any notes for which the offer is accepted at 100% of their principal amount, plus accrued and unpaid interest, following certain asset sales.
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

Details of two of the more significant restrictive covenants in the 9% Senior Indenture are set forth below:

•
Limitation on the Incurrence of Additional Debt - In addition to certain indebtedness defined in the 9% Senior Indenture as "Permitted Debt," which includes indebtedness under any credit facility not to exceed the greater of $75.0 million or 18% of the Company's Consolidated Tangible Assets (as defined in the 9% Senior Indenture), we may only incur additional debt if the Fixed Charge Coverage Ratio (as defined in the 9% Senior Indenture) for the most recently completed four full fiscal quarters is at least 2.0 to 1.0.

•
Limitation on Restricted Payments - Subject to certain limited exceptions, including specific permission to pay cash dividends on the Company's Series B Senior Convertible Preferred Stock up to $260,000 per quarter, the Company is prohibited from (i) declaring or paying dividends or other distributions on its equity securities (other than dividends or distributions payable in equity securities), (ii) purchasing or redeeming any of the Company's equity securities, (iii) making any payment on indebtedness contractually subordinated to the 9% Senior Notes, except a payment of interest or principal at the stated maturity thereof, or (iv) making any investment defined as a "Restricted Investment," unless, at the time of and after giving effect to such payment, the Company is not in default and the Company is able to incur at least $1.00 of additional Indebtedness pursuant to the Fixed Charge Coverage Ratio (as defined in the 9% Senior Indenture). Further, the amount of such payment plus all other such payments made by the Company since the issuance of the 9% Senior Notes must be less than the aggregate of (a) 50% of Consolidated Net Income (as defined in the 9% Senior Indenture) since the April 1, 2011 (or 100%, if such figure is a deficit), (b) 100% of the aggregate net cash proceeds from equity offerings since the issuance of the 9% Senior Notes, (c) if any Restricted Investments have been sold for cash, the proceeds from such sale (or the original cash investment if that amount is lower); and (d) 50% of any dividends received by the Company.

Revolving Credit Facility
On September 9, 2011, FES Ltd. and its domestic subsidiaries (with the exception of Forbes Energy Capital, Inc., which was subsequently dissolved in November 2011) entered into a loan and security agreement with Regions Bank, SunTrust Bank, CIT Bank and Capital One Leverage Finance Corp., as lenders, and Regions Bank, as agent for the secured parties, or the Agent. The loan and security agreement provides for an asset based revolving credit facility with a maximum initial borrowing credit of $75 million, subject to borrowing base availability. As of December 31, 2012, subject to the borrowing base, discussed below, $75 million was available under this credit facility. The loan and security agreement has a stated maturity of September 9, 2016. The proceeds of this credit facility can be used for the purchase of well services equipment, permitted acquisitions, general operations, working capital and other general corporate purposes. This facility had no outstanding borrowings and there was $72.1 million available due to $2.9 million in outstanding letters of credit at December 31, 2012.
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
The loan and security agreement contains customary covenants for an asset-based credit facility, which include (i) restrictions on certain mergers, consolidations and sales of assets; (ii) restrictions on the creation or existence of liens; (iii) restrictions on making certain investments; (iv) restrictions on the incurrence or existence of indebtedness; (v) restrictions on transactions with affiliates; (vi) requirements to deliver financial statements, report and notices to the Agent and (vii) a springing requirement to maintain a consolidated Fixed Charge Coverage Ratio (which is defined in the loan and security agreement) of 1.1:1.0 in the event that our excess availability under the credit facility falls below the greater of $11.3 million or 15.0% of our maximum credit under the facility for sixty consecutive days; provided that, the restrictions described in (i)—(v) above are subject to certain exceptions and permissions limited in scope and dollar value. The loan and security agreement also contains customary representations and warranties and event of default provisions. As of December 31, 2012 we are compliant with all Covenants in the loan and security agreement.
Contractual Obligations and Financing
The table below provides estimated timing of future payments for which we were obligated as of December 31, 2012.

Actual	Total	Less than 1 Year	1-3 Years	3-4 Years	More than 5 Years
	(dollars in thousands)
Maturities of long-term debt, including current portion, excluding capital lease obligations	$287,922	$7,922	$—	$—	$280,000
Capital lease obligations	18,425	5,104	8,800	4,521	—
Operating lease commitments	39,771	12,428	21,253	6,090	—
Interest on long-term debt	165,505	26,328	51,568	50,672	36,937
Series B senior preferred stock dividends	3,246	735	1,470	1,041	—
Series B senior preferred stock redemption	$14,700	$—	$—	$14,700	$—
Total	$529,569	$52,517	$83,091	$77,024	$316,937
We have obligations to pay to the holders of our Series B Preferred Stock quarterly dividends of five percent per annum of the original issue price, payable in cash or in-kind.
The Company sought and received shareholder approval for a pool of Series B Preferred Stock to be issued, should the Company so choose, as in-kind dividends. Further, as opposed to the indentures that governed the First Priority Notes and Second Priority Notes, the indenture governing the 9% Senior Notes specifically allows the payment of cash dividends on the Series B Preferred Stock of up to $260,000 per quarter. Therefore, there are no contractual or stock exchange restrictions on our paying the Series B Preferred Stock dividends in cash or in-kind. The annual dividend payments for the Series B Preferred Stock is approximately $0.7 million. As of February 28, 2013, the Company has paid all required dividends on its Series B Preferred Stock for completed dividend periods.
On May 28, 2017, we are required to redeem any of the shares of Series B Preferred Stock then outstanding. The cost of the redemption at this date will be $14.7 million. Such mandatory redemption may, at our election, be paid in cash or common stock (valued for such purpose at 95% of the then fair market value of the common stock). As of December 31, 2012, we had 588,059 shares of Series B Preferred Stock outstanding. For a discussion of the rights and preferences of the Series B Preferred Stock, see Note 15 to the consolidated financial statements for the year ended December 31, 2012 included herein.
Seasonality
Our operations are impacted by seasonal factors. Historically, our business has been negatively impacted during the winter months due to inclement weather, fewer daylight hours, and holidays. Our well servicing rigs are mobile and we operate a significant number of oilfield vehicles. During periods of heavy snow, ice or rain, we may not be able to move our equipment between locations, thereby reducing our ability to generate rig or truck hours. In addition, the majority of our well servicing rigs work only during daylight hours. In the winter months as daylight time becomes shorter, the amount of time that the well servicing rigs work is shortened, which has a negative impact on total hours worked. Finally, we historically have experienced significant slowdown during the Thanksgiving and Christmas holiday seasons.

Critical Accounting Policies and Estimates
The preparation of our consolidated financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the dates of the financial statements and the reported amounts of revenue and expenses during the applicable reporting periods. On an ongoing basis, management reviews its estimates, particularly those related to depreciation and amortization methods, useful lives and impairment of long-lived assets, and asset retirement obligations, using currently available information. Changes in facts and circumstances may result in revised estimates, and actual results could differ from those estimates.
Estimated Depreciable Lives
A substantial portion of our total assets is comprised of equipment. Each asset included in equipment is recorded at cost and depreciated using the straight-line method, which deducts equal amounts of the cost of such assets from earnings every year over the asset’s estimated economic useful life. As a result of these estimates of economic useful lives, net equipment as of December 31, 2012 totaled $348.4 million, which represented 68.0% of total assets. Depreciation expense for the year ended December 31, 2012 totaled $48.1 million, which represented 10.9% of total operating expenses. Given the significance of equipment to our financial statements, the determination of an asset’s economic useful life is considered to be a critical accounting estimate. The estimated economic useful life is monitored by management to determine its continued appropriateness.
Impairments
Long-lived assets, which include property, equipment, and finite lived intangible assets subject to amortization, comprise a significant amount of our total assets. We review the carrying values of these assets for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. An impairment loss is recorded in the period in which it is determined that the carrying amount is not recoverable. This requires us to make judgments regarding long-term forecasts of future revenues and costs related to the assets subject to review. These forecasts include assumptions related to the rates we bill our customers, equipment utilization, equipment additions, debt borrowings and repayments, staffing levels, pay rates, and other expenses. In turn, these forecasts are uncertain in that they require assumptions about demand for our products and services, future market conditions and technological developments. Significant and unanticipated changes to these assumptions could require a provision for impairment in a future period. Given the nature of these evaluations and their application to specific assets and specific times, it is not possible to reasonably quantify the impact of changes in these assumptions. We regularly assess our long-lived assets for impairment and in recent years, have concluded that no such impairment write down was necessary.
Allowance for Doubtful Accounts
The determination of the collectability of amounts due from our customers requires us to use estimates and make judgments regarding future events and trends, including monitoring our customers’ payment history and current credit worthiness to determine that collectability is reasonably assured, as well as consideration of the overall business climate in which our customers operate. Inherently, these uncertainties require us to make frequent judgments and estimates regarding our customers’ ability to pay amounts due to us in order to determine the appropriate amount of valuation allowances required for doubtful accounts. Provisions for doubtful accounts are recorded when it becomes evident that the customer will not make the required payments at either contractual due dates or in the future. At December 31, 2012 and 2011, allowance for doubtful accounts totaled $2.7 million, or 2.8%, and $6.4 million, or 4.6%, of gross accounts receivable, respectively. The decrease in our allowance for doubtful accounts balance between year end 2011 and 2012 resulted from the write off, in 2012, of certain accounts receivable against our allowance. An allowance had been provided against these accounts receivable in prior periods due to concerns regarding collectability. In 2012, we determined that the accounts were not collectable, and wrote off the account with a corresponding reduction in our allowance for doubtful accounts. We believe that our allowance for doubtful accounts is adequate to cover potential bad debt losses under current conditions; however, uncertainties regarding changes in the financial condition of our customers, either adverse or positive, could impact the amount and timing of any additional provisions for doubtful accounts that may be required. A five percent change in the allowance for doubtful accounts would have had an impact on income from continuing operations before income taxes of approximately $0.1 million in 2012.
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
Income Taxes
Our income tax expense on continuing operations was $3.4 million (60.2% effective rate) on pre-tax income of $5.6 million for the year ended December 31, 2012, compared to an income tax benefit of $4.7 million (20.1% effective rate) on a pre-tax loss of $23.2 million in 2011. For the years ended December 31, 2012 and 2011, $815,000 and $687,000 in state tax expense was recorded and $0.0 million and $0.2 million in current foreign income tax expense, respectively. The increase in the effective tax rate is due to the state franchise tax, which is calculated from taxable margin and certain non-deductible expenses. As of December 31, 2012 and 2011, $26.6 million and $27.5 million in deferred U.S. federal income tax was reflected in the FES Ltd.’s balance sheet, respectively.
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
Recently Issued Accounting Pronouncements
In December 2011, the FASB issued ASU No. 2011-11, "Balance Sheet" ("ASU 2011-11"). The standard amends and expands disclosure requirements about balance sheet offsetting and related arrangements. ASU 2011-11 becomes effective for the Company on January 1, 2013. We do not anticipate any impact to our results of operations, financial position, or liquidity when the guidance becomes effective.
Impact of Inflation on Operations
We are of the opinion that inflation has not had a significant impact on our business.
Off-Balance Sheet Arrangements
We are often party to certain transactions that require off-balance sheet arrangements such as performance bonds, guarantees, operating leases for equipment, and bank guarantees that are not reflected in our consolidated balance sheets. These arrangements are made in our normal course of business and they are not reasonably likely to have a current or future material adverse effect on our financial condition, results of operations, liquidity, or cash flows.
Prior to January 12, 2012, we had an arrangement in Mexico that allowed us to work jointly with a Mexican company to service PEMEX. In order to complete many of our projects there, the associate company did site preparation work and we did the well service work. Under mutual agreement, we were responsible for 70% of the required performance bond and our associate took 30% of the bond. Historically, Forbes performed more than 70% of the work in these projects thereby making this bond arrangement financially viable. We believe that we accurately reflected this arrangement throughout our financial statements and disclosures, and that there is no other liability to recognize from this arrangement as it was terminated in 2012.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

In addition to the risks inherent in our operations, we are exposed to financial, market, and economic risks. Changes in interest rates may result in changes in the fair market value of our financial instruments, interest income, and interest expense. Our financial instruments that are exposed to interest rate risk are long-term borrowings. The following discussion provides information regarding our exposure to the risks of changing interest rates and fluctuating currency exchange rates.
Our primary debt obligations are the outstanding 9% Senior Notes and any borrowings under our revolving credit facility. Changes in interest rates do not affect interest expense incurred on our 9% Senior Notes as such notes bear interest at a fixed rate. However, changes in interest rates would affect their fair values. In general, the fair market value of debt with a fixed interest rate will increase as interest rates fall. Conversely, the fair market value of debt will decrease as interest rates rise. A hypothetical change in interest rates of 10% relative to interest rates as of December 31, 2012 would have no impact on our interest expense for the 9% Senior Notes.
Our revolving credit facility has a variable interest rate and, therefore, is subject to interest rate risk. As of December 31, 2012, we have not made significant draw on this facility. For this reason, a 100 basis point increase in interest rates on our variable rate debt would not result in significant additional annual interest expense.
With the disposition of our Mexican operations in January 2012, we are no longer exposed to any significant foreign currency risk.
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
Alice, TX
We have audited the accompanying consolidated balance sheets of Forbes Energy Services Ltd. and Subsidiaries as of December 31, 2012 and 2011 and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Forbes Energy Services Ltd. and Subsidiaries at December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.
/S/ BDO USA, LLP
Houston, TX
April 1, 2013

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)
Consolidated Balance Sheets

	December 31,
	2012	2011
Assets
Current assets
Cash and cash equivalents	$17,618,900	$36,600,091
Accounts receivable - trade, net of allowance of $2.7 million and $6.4 million for 2012 and 2011, respectively	92,596,279	132,024,147
Accounts receivable - related parties	20,855	1,573,132
Accounts receivable - other	428,122	3,324,759
Prepaid expenses	13,626,890	8,974,168
Other current assets	1,323,462	1,310,477
Total current assets	125,614,508	183,806,774
Property and equipment, net	348,441,432	285,944,684
Other intangible assets, net	28,015,133	30,876,389
Deferred financing costs, net of accumulated amortization of $2.1 million and $0.7 million for 2012 and 2011, respectively	8,040,364	9,403,817
Restricted cash	1,439,096	16,150,433
Other assets	1,111,334	30,876
Noncurrent assets held for sale	—	24,210,080
Total assets	$512,661,867	$550,423,053
Liabilities and Shareholders’ Equity
Current liabilities
Current portions of long-term debt	$13,025,793	$10,517,232
Accounts payable - trade	18,016,470	50,569,454
Accounts payable - related parties	71,439	1,219,928
Accrued dividends	61,256	61,259
Deposit on assets held for sale	—	13,700,000
Accrued interest payable	1,354,247	1,220,316
Accrued expenses	13,538,306	19,752,868
Total current liabilities	46,067,511	97,041,057
Long-term debt	293,321,374	285,633,042
Deferred tax liability	26,586,818	27,491,812
Total liabilities	365,975,703	410,165,911
Commitments and contingencies (Note 10)
Temporary equity
Series B senior convertible preferred stock	14,518,267	14,476,783
Shareholders’ equity
Common stock, $.04 par value, 112,500,000 shares authorized, 21,092,609 and 20,918,417 shares issued and outstanding at December 31, 2012 and December 31, 2011, respectively	843,705	836,737
Additional paid-in capital	191,602,004	187,885,293
Accumulated other comprehensive loss	—	(1,077,678)
Accumulated deficit	(60,277,812)	(61,863,993)
Total shareholders’ equity	132,167,897	125,780,359
Total liabilities and shareholders’ equity	$512,661,867	$550,423,053
The accompanying notes are an integral part of these consolidated financial statements.

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)
Consolidated Statements of Operations

	Years Ended December 31,
	2012	2011	2010
Revenues
Well servicing	$202,669,809	$177,895,636	$109,354,777
Fluid logistics and other	269,927,083	267,887,002	178,796,699
Total revenues	472,596,892	445,782,638	288,151,476
Expenses
Well servicing	158,301,987	141,589,070	87,164,220
Fluid logistics and other	196,382,679	193,717,951	138,078,555
General and administrative	33,382,501	31,317,863	20,039,405
Depreciation and amortization	50,996,689	39,659,523	38,299,074
Total expenses	439,063,856	406,284,407	283,581,254
Operating income	33,533,036	39,498,231	4,570,222
Other income (expense)
Interest income	78,066	56,265	149,001
Interest expense	(28,033,466)	(27,454,417)	(27,270,980)
Gain (loss) on early extinguishment of debt	—	(35,414,833)	18,591
Other income (expense), net	—	69,104	(8,955)
Income (loss) from continuing operations before taxes	5,577,636	(23,245,650)	(22,542,121)
Income tax expense (benefit)	3,359,101	(4,676,774)	(8,157,006)
Income (loss) from continuing operations	2,218,535	(18,568,876)	(14,385,115)
Income (loss) from discontinued operations, net of tax expense (benefit) of ($359,127), $6,299,385 and $1,655,874, respectively	(632,354)	6,224,189	3,075,197
Net income (loss)	1,586,181	(12,344,687)	(11,309,918)
Preferred stock dividends	(776,556)	(186,589)	(1,040,693)
Net income (loss) attributable to common shareholders	$809,625	$(12,531,276)	$(12,350,611)
Income (loss) per share of common stock from continuing operations
Basic and diluted	$0.07	$(0.90)	$(0.74)
Income (loss) per share of common stock from discontinued operations
Basic and diluted	$(0.03)	$0.30	$0.15
Income (loss) per share of common stock (Note 13)
Basic and diluted	$0.04	$(0.60)	$(0.59)
Weighted average number of shares of common stock outstanding (Note 13)
Basic	21,061,640	20,918,417	20,918,417
Diluted	21,340,253	20,918,417	20,918,417
The accompanying notes are an integral part of these consolidated financial statements.

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)
Consolidated Statements of Comprehensive Income (Loss)

	Years Ended December 31,
	2012	2011	2010
Net income (loss)	$1,586,181	$(12,344,687)	$(11,309,918)
Other comprehensive loss
Foreign currency translation adjustment	1,077,678	(1,420,652)	342,974
Comprehensive income (loss)	$2,663,859	$(13,765,339)	$(10,966,944)
The accompanying notes are an integral part of these consolidated financial statements.

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)
Consolidated Statements of Changes in Shareholders’ Equity

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (loss)	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance:
December 31, 2009	—	$—	13,543,425	$541,737	$183,880,128	$—	$(38,209,388)	$146,507,477
Share-based compensation	—	—	—	—	2,696,952	—	—	2,696,952
Preferred stock issuance	580,800	14,229,600	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(11,309,918)	(11,309,918)
Foreign currency translation adjustment	—	—	—	—	—	342,974		342,974
Conversion of Class B shares to Common Stock	—	—	7,374,992	295,000	—	—	—	—
Preferred stock dividends, accretion, and offering costs	7,259	1,040,693	—	—	(1,442,088)	—	—	(1,442,088)
Balance:
December 31, 2010	588,059	$15,270,293	20,918,417	$836,737	$185,134,992	$342,974	$(49,519,306)	$136,795,397
Share-based compensation	—	—	—	—	2,936,890	—	—	2,936,890
Net loss	—	—	—	—	—	—	(12,344,687)	(12,344,687)
Foreign currency translation adjustment	—	—	—	—	—	(1,420,652)		(1,420,652)
Preferred stock dividends and accretion	—	(793,510)	—	—	(186,589)	—	—	(186,589)
Balance:
December 31, 2011	588,059	14,476,783	20,918,417	836,737	187,885,293	(1,077,678)	(61,863,993)	$125,780,359
Share-based compensation	—	—	—	—	3,618,789	—	—	3,618,789
Net income	—	—	—	—	—	—	1,586,181	1,586,181
Foreign currency translation adjustment	—	—	—	—	—	1,077,678	—	1,077,678
Exercise of stock options	—	—	25,000	1,000	64,000	—	—	65,000
Issuance of restricted stock	—	—	149,192	5,968	810,478	—	—	816,446
Preferred stock dividends and accretion	—	41,484	—	—	(776,556)	—	—	(776,556)
Balance:
December 31, 2012	588,059	$14,518,267	21,092,609	$843,705	$191,602,004	$—	$(60,277,812)	$132,167,897
The accompanying notes are an integral part of these consolidated financial statements.

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income (loss)	$1,586,181	$(12,344,687)	$(11,309,918)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	48,135,433	38,970,761	37,099,099
Amortization expense	2,861,256	2,861,196	2,861,196
Amortization of Second Priority Notes OID	—	324,306	778,813
Share-based compensation	4,430,235	2,936,890	2,696,952
Deferred tax expense (benefit)	(867,180)	(2,193,527)	(6,936,774)
(Gain)/loss on disposal of assets, net	999,553	1,902,093	(87,316)
(Gain)/loss on disposal of discontinued operations, net	(2,963,108)	—	—
(Gain)/loss on early extinguishment of debt	—	10,403,237	(18,591)
Bad debt expense	807,460	1,202,053	1,116,933
Amortization of deferred financing cost	1,470,879	1,607,905	2,199,399
Changes in operating assets and liabilities:
Accounts receivable	41,654,782	(51,739,441)	(30,619,696)
Accounts receivable - related parties	1,552,277	(1,394,958)	(9,234)
Prepaid expenses and other current assets	(3,180,321)	(1,219,105)	(1,144,718)
Accounts payable - trade	(19,534,752)	20,133,332	661,228
Accounts payable - related parties	(1,148,489)	(6,886,161)	7,214,655
Accrued expenses	(7,503,771)	9,244,029	(2,038,552)
Accrued interest payable	133,930	(7,808,496)	(14,367)
Net cash provided by operating activities	68,434,365	5,999,427	2,449,109
Cash flows from investing activities:
Purchases of property and equipment	(111,769,771)	(58,205,581)	(6,951,297)
Proceeds from sale of property and equipment	14,461,078	675,878	748,313
Restricted cash	14,711,337	(7,107,187)	449,258
Deposit on assets held for sale	—	13,700,000	—
Net cash used by investing activities	(82,597,356)	(50,936,890)	(5,753,726)
Cash flows from financing activities:
Payments for debt issuance costs	(107,426)	(10,159,429)	—
Proceeds from issuance of preferred stock	—	—	14,229,600
Proceeds from the exercise of stock options	65,000	—	—
Proceeds from the issuance of restricted stock	5,000	—	—
Borrowings on debt	—	280,000,000	—
Purchase and retirement of First Priority Notes	—	(20,000,000)	—
Purchase and retirement of Second Priority Notes	—	(192,500,000)	(6,778,750)
Repayments of other debt	(4,477,684)	(4,346,000)	(1,696,200)
Dividends paid on Series B Senior Convertible Preferred Stock	(735,072)	(918,845)	—
Other	—	—	(392,969)
Net cash provided by(used) in financing activities	(5,250,182)	52,075,726	5,361,681
Effect of currency translation on cash and cash equivalents	431,982	(996,629)	(23,974)
Net increase (decrease) in cash and cash equivalents	(18,981,191)	6,141,634	2,033,090
Cash and cash equivalents:
Beginning of period	36,600,091	30,458,457	28,425,367
End of period	$17,618,900	$36,600,091	$30,458,457
The accompanying notes are an integral part of these consolidated financial statements.

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)
Notes to Consolidated Financial Statements
1. Organization and Nature of Operations
Nature of Business
Forbes Energy Services Ltd. (“FES Ltd”) is an independent oilfield services contractor that provides a wide range of well site services to oil and natural gas drilling and producing companies to help develop and enhance the production of oil and natural gas. These services include fluid hauling, fluid disposal, well maintenance, completion services, workovers and recompletions, plugging and abandonment, and tubing testing. Our operations are concentrated in the major onshore oil and natural gas producing regions of Texas, with additional locations in Mississippi, in Pennsylvania and, prior to the disposition of our assets in Mexico in January 2012, in Mexico. We believe that our broad range of services, which extends from initial drilling, through production, to eventual abandonment, is fundamental to establishing and maintaining the flow of oil and natural gas throughout the life cycle of our customers’ wells.
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
Because our revenues are generated primarily from customers who are subject to the same factors generally impacting the oil and natural gas industry, our operations are also susceptible to market volatility resulting from economic, cyclical, weather related, or other factors related to such industry. Changes in the level of operating and capital spending in the industry, decreases in oil and natural gas prices, or industry perception about future oil and natural gas prices could materially decrease the demand for our services, adversely affecting our financial position, results of operations and cash flows.
3. Summary of Significant Accounting Policies
Principles of Consolidation
The Company’s consolidated financial statements as of December 31, 2012 and 2011 and for each of the three years ended December 31, 2012, 2011, and 2010 include the accounts of FES Ltd and all of its wholly owned, direct and indirect subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
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
Revenue Recognition
Well Servicing –Well servicing consists primarily of maintenance services, workover services, completion services, plugging and abandonment services, and tubing testing. The Forbes Group prices well servicing by the hour of service performed.
Fluid Logistics and Other – Fluid logistics and other consists primarily of the sale, transportation, storage, and disposal of fluids used in drilling, production, and maintenance of oil and natural gas wells. The Company prices fluid logistics services by the job, by the hour, or by the quantities sold, disposed, or hauled.
The Company recognizes revenue when services are performed, collection of the relevant receivables is probable, persuasive evidence of an arrangement exists, and the price is fixed or determinable. In accordance with Financial Accounting

Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 605-45 “Principal Agent Considerations” (“ASC 605-45”) revenues are presented net of any sales taxes collected by the Forbes Group from its customers that are remitted to governmental authorities.
Income Taxes
The Company recognized deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using statutory tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rate is recognized in the period that includes the statutory enactment date. A valuation allowance for deferred tax assets is recognized when it is more likely than not that the benefit of deferred tax assets will not be realized.
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.
Restricted Cash
Restricted cash is serving as collateral for certain outstanding letters of credit. Restricted cash of $1.4 million and $16.2 million at December 31, 2012 and December 31, 2011, respectively, is classified as a long-term assets as it collateralizes certain long-term insurance notes. The decrease in restricted cash from 2011 to 2012 was mainly due to the release of restricted cash due to the sale of the operations in Mexico of $13.6 million.
Foreign Currency Translation

The functional currency of our Mexican subsidiaries is the Mexican peso. Accordingly, all balance sheet accounts of this operation are translated into United States dollars using the current exchange rate in effect at the balance sheet date. The expenses of our Mexican subsidiaries are translated using the average exchange rates in effect during the period, and the gains and losses from foreign currency translation are recorded in accumulated other comprehensive loss. Our Mexican subsidiaries were substantially liquidated during 2012 and, consequently, the accumulated other comprehensive loss totaling $0.8 million was recognized in the consolidated statement of operations for 2012 in discontinued operations.
Earnings per Share
The Company presents basic and diluted earnings per share “EPS” data for its common stock. Basic EPS is calculated by dividing the net income attributable to shareholders of the Company by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is determined by adjusting the profit or loss attributable to shareholders and the weighted average number of shares of common stock outstanding adjusted for the effects of all dilutive potential common shares comprised of options granted, restricted stock, and restricted stock units. Preferred stock is a participating security under ASC 260 which means the security may participate in undistributed earnings with common stock. In accordance with ASC 260, securities are deemed to not be participating in losses if there is no obligation to fund such losses. The holders of the Series B Preferred Stock would be entitled to share in dividends, on an as-converted basis, if the holders of common stock were to receive dividends in excess of 5% of the then current common stock market price on a cumulative basis over the past twelve months, provided that the holders of the Series B Preferred Stock would only share in that portion of the dividend that exceeds 5%. The Series B Preferred Stock was not deemed to be participating since income from operations was not in excess of the amounts above for the year ended December 31, 2012 and there was a net loss from operations for the year ended December 31, 2011.
Fair Value of Financial Instruments
The following is a summary of the carrying amounts and estimated fair values of our financial instruments as of December 31, 2012 and 2011. Fair value is defined as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.
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

	December 31, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(dollars in thousands)
9.0% Senior Notes	$280,000	$249,200	$280,000	$261,800
The fair value of our 9% Senior Notes is a level one input within the fair value hierarchy and is based on the dealer quoted market prices at December 31, 2012 and December 31, 2011, respectively.
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are based on earned revenues. The Forbes Group provides an allowance for doubtful accounts, which is based on a review of outstanding receivables, historical collection information, and existing economic conditions. Provisions for doubtful accounts are recorded when it becomes evident that the customer will not be likely to make the required payments at either contractual due dates or in the future. The accounts are written off against the provision when it becomes evident that the account is not collectable. The allowance for doubtful accounts totaled $2.7 million and $6.4 million for December 31, 2012 and 2011, respectively.
The following reflects changes in our allowance for doubtful accounts:

Balance as of January 1, 2010	$5,334,677
Provision	1,116,933
Bad debt write-off	(48,024)
Balance as of December 31, 2010	6,403,586
Provision	1,202,053
Bad debt write-off	(1,172,581)
Balance as of December 31, 2011	6,433,058
Provision	807,460
Bad debt write-off	(4,580,857)
Balance as of December 31, 2012	$2,659,661
Property and Equipment
Property and equipment are recorded at cost. Improvements or betterments that extend the useful life of the assets are capitalized. Expenditures for maintenance and repairs are charged to expense when incurred. The costs of assets retired or otherwise disposed of and the related accumulated depreciation are eliminated from the accounts in the period of disposal. Gains or losses resulting from property disposals are credited or charged to operations currently. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets for book purposes. Depreciation expense from continuing operations was $48.1 million, $36.8 million, and $35.4 million for the years ended December 31, 2012, 2011, and 2010, respectively. For tax purposes, property and equipment are depreciated under appropriate methods prescribed by the Internal Revenue Code of 1986, as amended, and the regulations promulgated thereunder.
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
Impairments
In accordance with ASC Topic 360 “Property, Plant and Equipment” (“ASC 360”), long-lived assets, such as property, and equipment, and finite-lived intangibles subject to amortization, are reviewed whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of such assets to estimated undiscounted future cash flows expected to be generated by the assets. Expected future cash flows and carrying values are aggregated at their lowest identifiable level. If the carrying amount of such assets exceeds their estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of such assets exceeds the fair value of the assets. The Company evaluated its asset group in accordance with ASC 360 which resulted in no impairment for the years ended December 31, 2012, 2011, and 2010.
Environmental
The Company is subject to extensive federal, state, and local environmental laws and regulations. These laws, which are constantly changing, regulate the discharge of materials into the environment and may require the Forbes Group to remove or mitigate the adverse environmental effects of the disposal or release of petroleum or chemical substances at various sites. Environmental expenditures are expensed or capitalized depending on their future economic benefit. Expenditures that relate to an existing condition caused by past operations and that have no future economic benefits are expensed. Liabilities for expenditures of a non-capital nature are recorded when environmental assessment and/or remediation is probable and the costs can be reasonably estimated.
Deferred Financing Costs
The Company amortizes the deferred financing costs for the costs incurred with our 9% Senior Notes and for the loan agreement governing our revolving credit facility. These costs are amortized over the period of the agreements governing the 9% Senior Notes and the revolving credit facility on an effective interest basis, as a component of interest expense. For the years ended December 31, 2012, 2011, and 2010 amortization of deferred financing costs was $1.5 million, $1.6 million, and $2.2 million, respectively.
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
Share Consolidation
As of August 12, 2011, FES Ltd. discontinued its existence in Bermuda and converted into a Texas corporation. In connection with and immediately prior to this Texas conversion, FES Ltd effected a 4-to-1 share consolidation, or the Share Consolidation. All references included in these financial statements and accompanying notes to the number of shares, par value and per share amounts of the common stock of FES Ltd. prior to the Share Consolidation have been retroactively adjusted to give effect to the Share Consolidation.
Recent Accounting Pronouncements
In December 2011, the FASB issued ASU No. 2011-11, "Balance Sheet" ("ASU 2011-11"). The standard amends and expands disclosure requirements about balance sheet offsetting and related arrangements. ASU 2011-11 becomes effective for the Company on January 1, 2013. We do not anticipate any impact to our results of operations, financial position, or liquidity when the guidance becomes effective.
4. Other Intangible Assets
Other intangible assets are subject to amortization for the period of time which the assets are expected to contribute directly or indirectly to future cash flows under the guidance of ASC 350.
Our major classes of intangible assets subject to amortization under ASC 350 consist of our customer relationships, trade name, safety training program, and dispatch software. The Company expenses costs associated with extensions or renewals of intangibles assets. There were no such extensions or renewals in the years ended December 31, 2012, 2011 or 2010. Amortization expense is calculated using the straight-line method over the period indicated. Amortization expense for each of the years ended December 31, 2012, 2011, and 2010 was $2.9 million. Estimated amortization expense for each of the five succeeding fiscal years is $2.9 million per year. The weighted average amortization period remaining for intangible assets is 9.8 years.

The following sets forth the identified intangible assets by major asset class:

		December 31, 2012			December 31, 2011
	Useful Life (years)	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Customer relationships	15	$31,895,919	$10,631,943	$21,263,976	$31,895,919	$8,505,578	$23,390,341
Trade names	15	8,049,750	2,683,250	5,366,500	8,049,750	2,146,600	5,903,150
Safety training program	15	1,181,924	393,975	787,949	1,181,924	315,180	866,744
Dispatch software	10	1,135,282	567,640	567,642	1,135,282	454,112	681,170
Other	10	58,300	29,234	29,066	58,300	23,316	34,984
		$42,321,175	$14,306,042	$28,015,133	$42,321,175	$11,444,786	$30,876,389
5. Share-Based Compensation
Incentive Compensation Plans
From time to time, the Company grants stock options or other awards to its employees, including executive officers, and directors. Prior to July 9, 2012, these awards were granted pursuant to the Company's 2008 Incentive Compensation Plan, or the 2008 Plan. On July 9, 2012, at the Company's 2012 Annual Meeting of Shareholders, the Company's shareholders approved the Company's 2012 Incentive Compensation Plan, or the 2012 Plan. No further awards will be made under the 2008 Plan, however, outstanding awards granted under the 2008 Plan will remain subject to the terms and conditions of the 2008 Plan. Any shares of common stock that are available to be granted under the 2008 Plan, but which are not subject to outstanding awards under the 2008 Plan, including shares that become available due to the future lapse or forfeiture of outstanding awards, will be added to the 1,022,500 shares authorized for issuance under the 2012 Plan. After taking into account the restricted stock and restricted stock units granted during 2012 (as discussed in the Restricted Stock and Restricted Stock Units paragraph below), there were 1,677,599 shares available for future grants under the 2012 Incentive Compensation Plan. There have been no stock option awards issued under the 2012 Plan.
Stock options issued in 2008 originally vested over a three-year period. On August 11, 2011, the Company exchanged 667,500 of these 2008 options in a 0.72 to 1 exchange for 480,600 options (the “Exchange Options”). These Exchange Options vested one-third every four months from the exchange date and the Company recognized $0.01 million of compensation expense for this exchange over such 12 month period. For the 2011 stock option issuances other than the Exchange Options, the standard option vests over a three year period, with one-third vesting on the annual anniversary of the award date and one third vesting every year thereafter, until fully vested. For the 2010 stock option issuances, the standard option vests over a two year period, with one-fourth vesting six months after the award date and one fourth vesting every six months thereafter, until fully vested. For most grantees, options expire at the earlier of either one year after the termination of grantee’s employment by reason of death, disability or retirement, ninety days after termination of the grantee’s employment other than upon grantee’s death, disability or retirement, or ten years after the date of grant.

Stock Option Activities
The following table presents a summary of the Company’s stock option activity for the years ended December 31, 2012 and 2011:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at December 31, 2010	1,305,000	$15.64	8.49 years	$1,905,000
Stock options:
Granted	1,274,000	9.16
Exercised	—	—
Forfeited	(293,575)	7.39
Options outstanding at December 31, 2011	2,285,425	7.49	8.79 years	2,297,344
Stock options:
Granted	—	—
Exercised	(25,000)	2.60
Forfeited	(262,500)	8.87
Options outstanding at December 31, 2012	1,997,925	$7.51	7.73 years	$—
Vested and expected to vest at December 31, 2012	1,287,725	$6.60	7.24 years	$—
Exercisable at December 31, 2010	446,667	$28.00	7.41 years	$—
Exercisable at December 31, 2011	419,888	$4.44	8.12 years	$1,148,672
Exercisable at December 31, 2012	1,287,725	$6.60	7.73 years	$—

During the years ended December 31, 2012, 2011 and 2010, the Company recorded total stock-based compensation expense related to stock options of $3.0 million, $2.9 million, and $2.7 million, respectively. No stock-based compensation costs were capitalized in 2012, 2011 or 2010. As of December 31, 2012, total unrecognized stock-based compensation cost for stock options amounted to $4.5 million, (net of estimated forfeitures) and is expected to be recorded over a weighted-average period of 1.67 years.
There were no stock options granted during the year ended December 31, 2012. At December 31, 2012, outstanding options had a weighted average remaining contractual term of 7.73 years. The amount of unrecognized stock-based compensation will be affected by any future stock option grants and any termination of employment by any employee that has received stock option grants that are unvested as of their termination date. Under the true-up provisions of ASC 718, the Company will record additional expense if the actual forfeiture rate is lower than estimated, and will record a recovery of prior expense if the actual forfeiture is higher than estimated.

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

There were no stock options granted in 2012. The following table summarizes the assumptions used to value options granted during the year ended:

2011
Expected term	4 years - 6.5 years
Risk-free interest rate	0.68% - 1.45%
Volatility	97%
Dividend yield	0%
Grant date fair value per share	$6.28 - $8.00
The expected term of employee stock options represents the weighted-average period that the stock options are expected to remain outstanding. The risk-free interest rate is based on the U.S. Treasury constant maturity interest rate with a term consistent with the expected life of the options. For the 2011 and 2010 options, the Company’s historical common stock value was used to calculate the expected volatility. The dividend yield assumption is based on the Company’s expectation of no dividend payouts.
Restricted Stock
There was no restricted stock granted during 2011 and 2010. The table below presents restricted stock grant activity for the year ended December 31, 2012.

	Number of Units	Grant Date Average Fair Value Per Unit
Outstanding at December 31, 2011	—	$—
Granted	208,332	5.92
Vested	(125,000)	5.76
Forfeited	(41,666)	6.15
Nonvested at December 31, 2012	41,666	$6.15
Stock based compensation expense of $1.0 million, was recognized for these restricted stock grants for the year ended December 31, 2012. During 2012, there were two series of grants made, the first was a grant of 125,000 shares which vested immediately and the other was a grant of 83,332 which vests over one year. There is $0.1 million additional expense to be recognized with respect to these grants in 2013.
Restricted Stock Units
There were no restricted stock units granted in 2011 and 2010. On September 5, 2012, 112,945 restricted stock units were awarded. Vesting for these restricted stock units takes place monthly over a one year period. A second series of awards was made on December 24, 2012 covering 36,000 units that vest in 5 tranches over a two year period.

The following table presents a summary of restricted stock unit grant activity for the year ended December 31, 2012:

	Number of Units	Grant Date Average Fair Value Per Unit
Outstanding at December 31, 2011	—	$—
Granted	148,945	3.51
Vested	(24,192)	3.78
Forfeited	—	—
Nonvested at December 31, 2012	124,753	$3.45
Stock compensation expense for the restricted stock units granted for the year ended 2012 was $0.1 million. The remaining compensation expense to be recognized over a weighted-average period of 1.0 year is $0.4 million. There was additional stock compensation expense for the executive stock bonus which was awarded in January 2013 for the year ended December 31, 2012. The expense related to this grant was $0.3 million and vested immediately.
6. Property and Equipment
Property and equipment from continuing operations at December 31, 2012, and 2011, consisted of the following:

	Estimated Life in Years	December 31,
		2012	2011
Well servicing equipment	3-15 years	$390,443,273	$317,883,278
Autos and trucks	5-10 years	102,874,474	95,667,664
Disposal wells	5-15 years	32,436,614	11,957,960
Building and improvements	5-30 years	11,188,083	7,842,246
Furniture and fixtures	3-15 years	3,869,509	2,470,423
Land		1,226,662	257,425
		542,038,615	436,078,996
Accumulated depreciation		(193,597,183)	(150,134,312)
		$348,441,432	$285,944,684

7. Accounts Payable and Accrued Liabilities
Accrued expenses and accounts payable – trade at December 31, 2012 and 2011, consisted of the following:

	December 31,
	2012	2011
Accrued wages	$5,010,982	$4,531,267
Accrued payroll taxes	694,437	651,509
Accrued insurance	4,579,849	3,933,816
Accrued sales tax - Mexico	—	3,489,479
Accrued sales tax - US	146,710	557,003
Accrued franchise tax	815,127	711,542
Accrued federal income tax payable	350,884	—
Other accrued expenses	1,940,317	5,878,252
Total accrued expenses	$13,538,306	$19,752,868
Accounts payable - vendor financings	$1,390,127	$15,083,391
Accounts payable - other	16,626,343	35,486,063
Total accounts payable - trade	$18,016,470	$50,569,454
8. Long-Term Debt
Debt at December 31, 2012 and December 31, 2011, consisted of the following:

	December 31,
	2012	2011
9% Senior Notes	$280,000,000	$280,000,000
Third party equipment notes and capital leases	18,424,813	9,030,964
Insurance notes	7,922,354	7,119,310
	306,347,167	296,150,274
Less: Current portion	(13,025,793)	(10,517,232)
	$293,321,374	$285,633,042

Aggregate maturities of long-term debt as of December 31, 2012 are as follows:

2013	$13,025,793
2014	4,379,686
2015	4,421,044
2016	2,686,722
2017	1,833,922
Thereafter	280,000,000
Total	$306,347,167
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
The Forbes Group is permitted under the terms of the 9% Senior Indenture to incur additional indebtedness in the future, provided that certain financial conditions set forth in the 9% Senior Indenture are satisfied. The Forbes Group is subject to certain covenants contained in the 9% Senior Indenture, including provisions that limit or restrict the Forbes Group’s and certain future subsidiaries’ abilities to incur additional debt, to create, incur or permit to exist certain liens on assets, to make certain dispositions of assets, to make payments on certain subordinated indebtedness, to pay dividends or certain other payments to equity holders, to engage in mergers, consolidations or other fundamental changes, to change the nature of its business or to engage in transactions with affiliates. Due to cross-default provisions in the indenture governing our 9% Senior Notes and the loan agreement governing our revolving credit facility, with certain exceptions, a default and acceleration of outstanding debt under one debt agreement would result in the default and possible acceleration of outstanding debt under the other debt agreement. Accordingly, an event of default could result in all or a portion of our outstanding debt under our debt agreements becoming immediately due and payable. If this occurred, we might not be able to obtain waivers or secure alternative financing to satisfy all of our obligations simultaneously, which might even force us to seek bankruptcy protection.

Details of two of the more significant restrictive covenants in the 9% Senior Indenture are set forth below:

•
Limitation on the Incurrence of Additional Debt - In addition to certain indebtedness defined in the 9% Senior Indenture as "Permitted Debt," which includes indebtedness under any credit facility not to exceed the greater of $75.0 million or 18% of the Company's Consolidated Tangible Assets (as defined in the 9% Senior Indenture), we may only incur additional debt if the Fixed Charge Coverage Ratio (as defined in the 9% Senior Indenture) for the most recently completed four full fiscal quarters is at least 2.0 to 1.0.

•
Limitation on Restricted Payments - Subject to certain limited exceptions, including specific permission to pay cash dividends on the Company's Series B Senior Convertible Preferred Stock up to $260,000 per quarter, the Company is prohibited from (i) declaring or paying dividends or other distributions on its equity securities (other than dividends or distributions payable in equity securities), (ii) purchasing or redeeming any of the Company's equity securities, (iii) making any payment on indebtedness contractually subordinated to the 9% Senior Notes, except a payment of interest or principal at the stated maturity thereof, or (iv) making any investment defined as a "Restricted Investment," unless, at the time of and after giving effect to such payment, the Company is not in default and the Company is able to incur at least $1.00 of additional Indebtedness pursuant to the Fixed Charge Coverage Ratio (as defined in the 9% Senior Indenture). Further, the amount of such payment plus all other such payments made by the Company since the issuance of the 9% Senior Notes must be less than the aggregate of (a) 50% of Consolidated Net Income (as defined in the 9% Senior Indenture) since the April 1, 2011 (or 100%, if such figure is a deficit), (b) 100% of the aggregate net cash proceeds from equity offerings since the issuance of the 9% Senior Notes, (c) if any Restricted Investments have been sold for cash, the proceeds from such sale (or the original cash investment if that amount is lower); and (d) 50% of any dividends received by the Company.

The Company is in compliance with the covenants under the 9% Senior Notes at December 31, 2012.
Second Priority Notes
On February 12, 2008, FES LLC and Forbes Energy Capital Inc. (“FES CAP”), a subsidiary of FES LLC that was dissolved in November 2011, issued $205.0 million in principal amount of 11.0% senior secured notes due 2015 (together with notes issued in exchange therefore, the “Second Priority Notes”). Pursuant to the requirements of the indenture governing the Second Priority Notes (the “Second Priority Indenture”), during 2009 and 2010, we had repurchased a total of $10.0 million in aggregate principal amount of Second Priority Notes. In May 2011, we commenced a cash tender offer to purchase any and all of the Second Priority Notes then outstanding. In connection with this tender offer, we successfully solicited consents to proposed amendments that would eliminate most of the restrictive covenants and event of default provisions contained in the Second Priority Indenture. In June 2011, pursuant to this tender offer, we purchased 99.8% of the outstanding principal amount of the Second Priority Notes. As a result of the completion of the tender offer, the fourth supplemental indenture to the Second Priority Indenture, which contained the amendments proposed in the consent solicitation, became effective eliminating most of the restrictive covenants and event of default provisions of the Second Priority Indenture. On June 27, 2011, the Company paid $0.4 million to redeem the remaining outstanding Second Priority Notes, which was closed on July 27, 2011. As a result, the Second Priority Indenture was discharged and all liens relating thereto were released. The tender purchase price premium and consent fee paid was $24.4 million or 12.8% or 9.8%, depending on date tendered. Unamortized deferred financing charges and discounts written off in connection with the redemption were $9.5 million. Total loss on early extinguishment of debt related to Second Priority Notes was $33.9 million.
First Priority Notes
On October 2, 2009, FES LLC and FES CAP issued to Goldman, Sachs & Co. $20.0 million in aggregate principal amount of First Lien Floating Rate Notes due 2014 (the “First Priority Notes”), in a private placement in reliance on an exemption from registration under the Securities Act of 1933, as amended. On June 7, 2011, FES Ltd used a portion of the proceeds of the offering of the 9% Senior Notes to purchase all of the $20.0 million in aggregate principal amount of the First Priority Notes outstanding at which time the indenture governing the First Priority was discharged and the liens related thereto were released. The penalty payment on the early redemption was $0.6 million or 3.0%. Unamortized deferred financing charges written off in connection with the redemption were $0.9 million. Total loss on early extinguishment of debt related to First Priority Notes was $1.5 million.
Revolving Credit Facility
On September 9, 2011, FES Ltd. and its domestic subsidiaries (with the exception of FES CAP, which has subsequently dissolved in November 2011) entered into a loan and security agreement with Regions Bank, SunTrust Bank, CIT Bank and Capital One Leverage Finance Corp., as lenders, and Regions Bank, as agent for the secured parties, or the Agent. The loan and security agreement provides for an asset based revolving credit facility with a maximum initial borrowing credit of $75.0 million, subject to borrowing base availability. As of December 31, 2012, $72.1 million was available under this new credit facility due to outstanding letters of credit in the amount of $2.9 million against the facility. The loan and security agreement has a stated maturity of September 9, 2016. The proceeds of this credit facility can be used for the purchase of well services equipment, permitted acquisitions, general operations, working capital and other general corporate purposes. There was nothing drawn on this facility and $2.9 million in letters of credit outstanding against the facility at December 31, 2012.
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
At our option, borrowings under this new credit facility will bear interest at a rate equal to either (i) the LIBOR rate plus an applicable margin of between 2.25% to 2.75% based on borrowing availability or (ii) a base rate plus an applicable margin of between 1.3% to 1.8% based on borrowing availability, where the base rate is equal to the greater of the prime rate established by Regions Bank, the overnight federal funds rate plus 0.5% or the LIBOR rate for a one month period plus 1.0%.
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

We are able to voluntarily repay outstanding loans at any time without premium or penalty (subject to the fees discussed above). If at anytime our outstanding loans under the credit facility exceed the availability under our borrowing base, we may be required to repay the excess. Further, we are required to use the net proceeds from certain events, including certain judgments, tax refunds or insurance awards to repay outstanding loans, however, we may reborrow following such repayments if the conditions to borrowing are met.
The loan and security agreement contains customary covenants for an asset-based credit facility, which include (i) restrictions on certain mergers, consolidations and sales of assets; (ii) restrictions on the creation or existence of liens; (iii) restrictions on making certain investments; (iv) restrictions on the incurrence or existence of indebtedness; (v) restrictions on transactions with affiliates; (vi) requirements to deliver financial statements, report and notices to the Agent and (vii) a springing requirement to maintain a consolidated Fixed Charge Coverage Ratio (which is defined in the loan and security agreement) of 1.1:1.0 in the event that our excess availability under the credit facility falls below the greater of $11.3 million or 15% of our maximum credit under the facility for sixty consecutive days; provided that, the restrictions described in (i)—(v) above are subject to certain exceptions and permissions limited in scope and dollar value. The loan and security agreement also contains customary representations and warranties and event of default provisions. As of December 31, 2012 we are compliant with all Covenants in the loan and security agreement.
Third Party Equipment Notes and Capital Leases
During the past few years, the Forbes Group financed the purchase of certain vehicles and equipment through commercial loans with Paccar Financial Group, Mack Financial Services, Enterprise Fleet Management, and Regions Equipment Finance and capital leases, with aggregate principal amounts outstanding as of December 31, 2012 and 2011 of approximately $18.4 million and $9.0 million, respectively. These loans are repayable in a range of 42 to 60 monthly installments with the maturity dates ranging from May 2013 to December 2017. Interest accrues at rates ranging from 4.7% to 8.42% and is payable monthly. The loans are collateralized by equipment purchased with the proceeds of such loans. The Forbes Group paid total principal payments of approximately $4.5 million, $4.3 million, and $1.7 million for the years ended December 31, 2012, 2011, and 2010, respectively.
Insurance Notes
During 2012 and 2011, the Forbes Group entered into promissory notes with First Insurance Funding for the payment of insurance premiums in an aggregate principal amount outstanding as of December 31, 2012 and December 31, 2011 of approximately $7.9 million and $7.1 million, respectively during the period of the insurance coverage. These notes are or were payable in twelve monthly installments with maturity dates of September 15, 2012 and September 15, 2011, respectively. Interest accrues or accrued at a rate of approximately 3.6% for 2012 and 2011, and is payable monthly. The amount outstanding could be substantially offset by the cancellation of the related insurance coverage.
9. Related Party Transactions
The Company enters into transactions with related parties in the normal course of conducting business. Accounts receivable–related parties and Accounts payable–related parties result from transactions with related parties which the company believes are at terms consistent with those available to third-party customers and from third-party vendors.
Messrs. John E. Crisp and Charles C. Forbes Jr., executive officers and directors of FES Ltd., are also owners and managers of Alice Environmental Holdings, LLC and indirect owners and managers of Alice Environmental Services, LP, a wholly owned subsidiary of Alice Environmental Holdings, LLC, collectively referred to as AES. The Company has entered into the following transactions with AES:

•	AES owns aircraft that the Company rents on a monthly basis.

•	The Company had also entered into long-term operating leases prior to June 2011 with AES for well service rigs, vacuum trucks and related equipment. In June 2011, these assets were purchased from AES.

•
The Company has entered into long-term real property leases, disposal well leases and disposal well operating agreements with AES prior to April 2012 and has subsequently purchased all but one of these leased disposal wells.

In June 2011, the Company purchased from AES certain workover rigs, trucks, tanks, swab units and other well servicing equipment being leased pursuant to two operating leases, as well as certain other frac tank equipment being rented from AES on a month-to-month basis. The Company paid AES an aggregate purchase price of approximately $18.0 million plus a payment for estimated sales tax of $1.7 million.

The Company had been leasing the workover rigs that it purchased in June 2011 pursuant to a five year operating lease entered into with AES in October 2008. The gross lease amount of this agreement was approximately $15.2 million with monthly payments of approximately $0.3 million.
The Company had been leasing certain other well servicing equipment purchased in June 2011 pursuant to an operating lease it entered into with AES effective January 2010. Prior to January 2010, this equipment was being rented month to month. The gross agreement amount was approximately $3.2 million with monthly payments of approximately $67,000.
In March 2012, the Company purchased ten vacuum trucks and trailers from AES for an aggregate purchase price of approximately $1.1 million.
The Company has thirteen separate rental or lease agreements with AES for separate parcels of land and buildings. Ten of the leases were entered into at various dates subsequent to December 31, 2006. Each lease has a five-year term with the Forbes Group having the option to extend from between one and five years. Three of the leases are oral. Aggregate amounts paid for the thirteen rentals and leases were $1.4 million, $1.3 million, and $1.3 million for the year ended December 31, 2012, 2011 and 2010, respectively.
The Company entered into a waste water disposal operating agreement dated January 1, 2007, with AES pursuant to which AES leased its rights in a certain well bore and receives payments in the form of a minimum fee of $5,000 per month plus $0.15 per barrel for any barrel injected over 50,000 barrels. Under this agreement, AES also received a “skim oil” payment of 20% of the amount realized by the Company for all oil and hydrocarbons removed from liquids injected into the premises. The agreement term was for three years and was automatically renewed on January 1, 2010 for a three year term. Beginning in January 2008, the Company began paying AES for the use of three additional disposal wells, on a month to month basis, without a written contract. The terms of this rental agreement was on a usage basis. In April 2012, these four disposal wells were purchased by the Company along with three disposal wells from CJ Petroleum Services LLC as discussed below for $14.5 million.
The Company continues to operate one additional disposal well from AES pursuant to a waste water disposal lease agreement with AES dated April 1, 2007. Under this agreement, the Company is entitled to use the leased land for the disposal of waste water for a term of five years with three successive three year renewal periods. The Company pays a monthly rental of $2,500 per month plus $.05 per barrel for any barrel over 50,000 barrels of waste water injected per month. Additionally, the Company pays an amount equal to 10% of all oil or other hydrocarbons removed from liquids injected into the premise. The Company also pays AES to dispose of a portion of the solid waste products generated from its salt water disposal wells.
Other expenses related to the items discussed above, were approximately $1.1 million, $1.6 million, and $2.0 million related to aircraft and equipment rental and approximately $1.3 million, $1.5 million and $1.6 million related to the disposal of waste water for the years ended December 31, 2012, 2011 ,and 2010, respectively.
For the year ended December 31, 2012, 2011, and 2010 the Company recognized no revenue from AES, total expenses of approximately $3.8 million, $6.9 million and $9.3 million, respectively, and capital expenditures of $15.6 million, in 2012. Accounts payable to AES as of December 31, 2012 and 2011, resulting from such transactions were $10,000 and $648,000 respectively. The Forbes Group had accounts receivable of $0 and $443,000 from AES as of December 31, 2012 and 2011, respectively.

Dorsal Services, Inc. is a trucking service provider that provides services to the Company. Mr. Crisp, an executive officer and director of FES Ltd and Denyce Crisp, the ex-wife of John Crisp, are partial owners of Dorsal Services, Inc. The Company recognized revenues of $0, $29,000, and $9,000 related to trucking services, equipment rental, and wash out activities; expenses of approximately $139,000, $395,000 and $795,000; and capital expenditures of approximately $0, $9,000, and $38,000 from transactions with Dorsal Services, Inc. for the years ended December 31, 2012, 2011, and 2010, respectively. The Company had accounts receivable from Dorsal Services, Inc. of $60,000 and $62,000 as of December 31, 2012 and 2011, respectively resulting from such transactions. The Company had accounts payable to Dorsal Services, Inc. of $0 and $12,000 as of December 31, 2012 and 2011, respectively, resulting from such transactions.
Tasco Tool Services, Inc. is a down-hole tool company that is partially owned and managed by a company that is owned by Messrs. Crisp and Forbes, both executive officers and directors of FES Ltd. Tasco rents and sells tools to the Company from time to time. The Company had revenues from Tasco of $1,000, $3,000 and $4,000 and recognized expenses of approximately $179,000, $165,000 and $85,000 and capital expenditures of $196,000, $104,000, and $0 related to transactions with Tasco for the years ended December 31, 2012, 2011, and 2010, respectively. The Company had no accounts receivable and accounts payable to Tasco as of December 31, 2012, and 2011 were $0 and $120,000, respectively, resulting from these transactions.

FCJ Management, or FCJ, is a corporation that leases land and facilities to the Company and is owned by Messrs. Crisp and Forbes and Robert Jenkins, a manager of one of the subsidiaries of FES Ltd. The Company recognized expenses of $36,000, $36,000 and $36,000 for the years ended December 31, 2012, 2011 and 2010, respectively. No revenues have been recognized from FCJ for any period. The Company had no accounts receivable from FCJ or accounts payable to FCJ as of December 31, 2012 and 2011, respectively.
C&F Partners is an entity that is owned by Messrs. Crisp and Forbes. The Company recognizes no revenues, expenses of approximately $199,000, $416,000, and $531,000 and no capital expenditures for the years ended December 31, 2012, 2011 and 2010, respectively. All expenses are related to aircraft rental. There were no accounts receivable, and accounts payable were $0 and $86,000 as of December 31, 2012 and 2011, respectively.
Resonant Technology Partners is a computer networking group that provides services to the Company. Travis Burris, director of the Company had an interest in the computer networking company, which was sold in July 2012. The Company recognized expenses of approximately $444,000, $344,000, and $278,000 and capital expenditures of approximately $289,000, $0 and $28,000 for the years ended December 31, 2012, 2011, and 2010, respectively. The Company had accounts payable of approximately $19,000 and $68,000 as of December 31, 2012 and 2011, respectively.
Wolverine Construction, Inc. is an entity that is owned by two sons and a brother of Mr. Crisp, an executive director of FES Ltd., and a son of Mr. Forbes, an executive officer and director of FES Ltd. During the time when Wolverine was engaged by the Company to provide construction and site preparation services to certain customers of the Company, the sons and brother of Mr. Crisp were full time employees of the Company. The Company recognized no capital expenditures, revenues of approximately $41,000, $1.1 million and $62,000 and expenses of approximately $37,000, $10.3 million and $12.2 million for the years ended December 31, 2012, 2011, and 2010, respectively. The Company had accounts receivable from Wolverine as of December 31, 2012 and 2011 of approximately $0 and $1.1 million respectively. The Company had accounts payable due to Wolverine of approximately $0 and $7,000 as of December 31, 2012 and 2011, respectively.
Testco is a company that provides valve and gathering system testing services to the Company. Messrs. Crisp and Forbes, executive officers and directors of FES Ltd, along with a son of Mr. Crisp are partial owners of Testco. The Company recognized revenues of approximately $18,000, $9,000 and $4,000, and expenses of approximately $5,000, $4,000 and $7,000 for the years ended December 31, 2012, 2011, and 2010, respectively. The Company had no accounts receivable from and accounts payable of $0 and $4,000 to Testco as December 31, 2012 and 2011, respectively.
CJ Petroleum Service LLC, or CJ Petroleum, is a company that owns saltwater disposal wells and is owned by Messrs. Crisp and Forbes, two sons of Mr. Crisp, and Janet Forbes, a director of the FES Ltd. In 2010, we began paying CJ Petroleum to use their disposal wells. The Company purchased these three disposal wells from CJ Petroleum in April 2012 along with the four from AES as discussed above for $14.5 million. The Company recognized revenues of approximately $18,000, $0, and $0, expenses of approximately $294,000, $416,000, and $174,000 and no capital expenditures for the years ended December 31, 2012, 2011, and 2010, respectively. We had no accounts receivable from CJ Petroleum as of December 31, 2012 and 2011 respectively. We had accounts payable of $0 and $38,000 to CJ Petroleum as of December 31, 2012 and 2011 respectively.
LA Contractors Ltd. is a bulk material hauling company partially owned by the sons of Mr. Crisp, who were during that time full time employees of the Company and, until January 1, 2011, Janet Forbes, a director of FES Ltd. and a son of both Janet Forbes and Mr. Forbes. On January 1, 2011, Ms. Forbes and her son sold their interest in LA Contractors Ltd. The Company recognized no revenue, expenses of approximately $0, $2,000, and $195,000 and capital expenditures of approximately $0, $71,000 and $348,000 for the years ended December 31, 2012, 2011, and 2010, respectively. We had no accounts receivable from LA Contractors as of December 31, 2012 and 2011, respectively. The Company stopped using the services of LA Contractors by April 2012.
Energy Fishing and Rentals, Inc., or EFR is a specialty oilfield tool company that is partially owned by Messrs. Crisp and Forbes. EFR rents and sells tools to the Company from time to time. The Company recognized revenue of $6,000, $0 and $1,000, recognized expenses of approximately $343,000, $310,000 and $38,000 and capital expenditures of $98,000, $3,000 and $11,000 for the years ended December 31, 2012, 2011 and 2010, respectively. We had no accounts receivable from EFR as of December 31, 2012 and 2011, respectively. Accounts payable to EFR as of December 31, 2012 and 2011 were $43,000 and $85,000, respectively, resulting from these transactions.
JITSU, Inc. is a trucking service provider that, since October 2010, provides services to the Company. Janet Forbes and Mr. Crisp are owners of JITSU. For the years ended December 31, 2012 and 2011 the Company recognized no revenues; expenses of approximately $405,000, $405,000, and $101,000, and no capital expenditures from transactions with JITSU, Inc. As of December 31, 2012 and 2011, the company had no accounts receivable from or accounts payable to JITSU.

Texas Quality Gate Guard, Inc. is an entity owned by Messrs. Crisp and Forbes and a son of Mr. Crisp, who was also a full time employee of the Company. Since October 2010 it has provided security services to the Company. For the years ended December 31, 2012, 2011, and 2010, the Company recognized revenues of $4,000, $7,000, and $0; expenses of approximately $362,000, $310,000, and $105,000 and no capital expenditures from transactions with Texas Quality Gate Guard, Inc. As of December 31, 2012 and 2011, the company had no accounts receivable and accounts payable to Texas Quality Gate Guard, Inc. of approximately $0 and $121,000.
Animas Holding, Inc., or Animas, is a property and disposal company that is owned by the two sons of Mr. Crisp and three children of Mr. Forbes and Janet Forbes. As of April 26, 2010, TES entered into a waste water disposal operating agreement with Animas whereby TES agrees to pay a monthly operational fee of $4,000 per month, plus $0.08 per barrel over 50,000 barrel per month. Animas agrees to pay TES ten percent of all skim oil payments obtained from this waste water disposal. The Company also has an oral agreement with Animas for the rental of two truck yards. The Company pays Animas $8,500 per month for the two properties as used by the Company. For the years ended December 31, 2012, 2011, and 2010, the Company recognized no revenues; expenses of approximately $26,000, $338,000, and $260,000 and no capital expenditures from transactions with Animas Holding, Inc. As of December 31, 2012 and 2011, the company had no accounts receivable and accounts payable of $0 and $31,000 to Animas Holding, Inc.
Texas SWD Treatment is a saltwater disposal service company utilized from time to time by the Company that is owned by a son of Mr. Crisp, an executive officer and director of FES Ltd.. The Company recognized no revenues and expenses of $0, $144,000, and $0 for the years ended December 31, 2012, 2011, and 2010, respectively. The company had no accounts receivable and no accounts payable to Texas SWD Treatment as of December 31, 2012 and 2011, respectively. The Company has not utilized services from Texas SWD Treatment since April 2011.
The C. W. Hahl Lease, an oil and gas lease, is owned by Mr. Forbes. The Company recognized revenues of approximately $0, $109,000, and $0 for the years ended December 31, 2012, 2011, and 2010. The Company had no accounts receivable from C.W. Hahl as of December 31, 2012 and 2011. The Company had no expenses or accounts payable from the C.W. Hahl Lease for any period.
F&D Oilfield Services LLC is a contracting services company providing operators at certain salt water disposal wells that is owned by a son of Mr. Crisp, an executive officer and director of FES Ltd. The Company recognized no revenues and expenses of $0, $921,000, and $946,000 for the years ended December 31, 2012, 2011 and 2010. Mr. Crisp’s son was also a full time employee of The Company during this time period. The Company had no accounts receivable and no accounts payable for either period. May 2011 was the last month any revenues or expenses were recognized from F&D Oilfield Services.
The Company has a relationship with Texas Champion Bank. Travis Burris, one of the directors, is also the President, Chief Executive Officer, and director of Texas Champion Bank. Mr. Crisp, our President and Chief Executive Officer, serves on the board of directors of Texas Champion Bank. As of December 31, 2012, and 2011, the Company had $1.0 million and $2.4 million, respectively, on deposit with this bank.
Messrs. Crisp and Forbes are directors and shareholders of Brush Country Bank, an institution with which the Company conducts business. As of December 31, 2012 and 2011, the Company had $0.1 million, and $0.9 million, respectively on deposit with this bank.
10. Commitments and Contingencies
Concentrations of Credit Risk
Financial instruments which subject the Company to credit risk consist primarily of cash balances maintained in excess of federal depository insurance limits and trade receivables. All of our non-interest bearing cash balances were fully insured at December 31, 2012 due to a temporary federal program in effect from December 31, 2010 through December 31, 2012. Under the program, there is no limit to the amount of insurance for eligible accounts. Beginning 2013, insurance coverage will revert to $250,000 per depositor at each financial institution, and our non-interest bearing cash balances may again exceed federally insured limits. The Company restricts investment of temporary cash investments to financial institutions with high credit standings. The Company’s customer base consists primarily of multi-national and independent oil and natural gas producers. The Company does not require collateral on its trade receivables. For the year ended December 31, 2012 the Company’s largest customer, five largest customers, and ten largest customers constituted 9.3%, 36.7%, and 57.5% of consolidated revenues, respectively. For the year ended December 31, 2011 the Company’s largest customer, five largest customers, and ten largest customers constituted 15.5%, 42.3%, and 59.1% of consolidated revenues, respectively. For the year ended December 31, 2010 the Company’s largest customer, five largest, and ten largest customers constituted 7.3%, 30.5%, and 47% of consolidated revenues, respectively. The loss of any one of our top five customers would have a materially adverse effect on the revenues and profits of the company. Further, our trade accounts receivable are from companies within the oil and natural gas industry and as such the Company is exposed to normal industry credit risks. As of December 31, 2012, the Company's largest customer, five largest customers, and ten largest customers constituted 12.6%, 38.4%, and 55.3% of accounts receivable, respectively. As of December 31, 2011, the Company's largest customer, five largest customers, and ten largest customers consisted of 20.2%, 42.7%, and 59.5% of accounts receivable, respectively. The Company continually evaluates its reserves for potential credit losses and establishes reserves for such losses.
Major Customers
Major customers are defined as 10.0% or more of consolidated revenue during a year. The Company did not have a customer that represented 10% of total consolidated revenues for the year ended December 31, 2012 (with respect to continuing operations). The Company had one customer that represented 15.5% of total consolidated revenues for the year ended December 31, 2011. The Company did not have a customer that represented 10% or more of total consolidated revenues for the year ended December 31, 2010.
Employee Benefit Plan
In 2005, the Company implemented a 401(k) retirement plan for substantially all of its employees based on certain eligibility requirements. The Company may provide profit sharing contributions to the plan at the discretion of management. No such discretionary contributions have been made since inception of the plan.
Self-Insurance
The Company is self-insured under its Employee Group Medical Plan for the first $125,000 per individual plus a $235,000 aggregate specific deductible. Incurred and unprocessed claims as of December 31, 2012 and 2011 amount to approximately $4.6 and $3.9 million, respectively. These claims are unprocessed; therefore their values are estimated and included in accrued expenses in the accompanying consolidated balance sheets. In addition, to accruals for the self-insured portion of the Employee Group Medical Benefits Plan, the liability for incurred and unprocessed claims also includes estimated “run off” liabilities payable at future dates related to the worker’s compensation, general liability and automobile liability self-insurance program that was eliminated in October 2009.
Litigation
The Company is subject to various other claims and legal actions that arise in the ordinary course of business. We do not believe that any of these claims and actions, separately or in the aggregate, will have a material adverse effect on our business, financial condition, results of operations, or cash flows, although we cannot guarantee that a material adverse effect will not occur.
Leases
Future minimum lease payments under non-cancellable operating leases as of December 31, 2012 are as follows:

	Related Party	Other	Total
2013	$945,390	$11,482,865	$12,428,255
2014	757,825	11,088,512	11,846,337
2015	420,000	8,986,832	9,406,832
2016	420,000	4,377,586	4,797,586
2017	217,500	1,074,687	1,292,187
Thereafter	—	—	—
Total	$2,760,715	$37,010,482	$39,771,197

Rent expense for the years ended December 31, 2012, 2011 and 2010 totaled approximately $23.3 million, $22.5 million and $16.9 million, respectively.

11. Supplemental Cash Flow Information

	Years Ended December 31,
	2012	2011	2010
Cash paid for
Interest	$26,457,705	$22,783,524	$24,782,114
Income tax	3,730,736	249,022	—
Supplemental schedule of non-cash investing and financing activities
Financing of insurance notes	$11,236,822	$8,802,779	$5,712,430
Changes in accounts payable related to capital expenditures	(13,693,265)	11,082,668	(3,519,212)
Capital leases on equipment	13,871,533	8,460,305	—
Preferred stock dividends and accretion costs	(41,484)	(186,589)	(1,040,693)
Change in deposit on assets held for sale	(13,700,000)	—	—

12. Income Taxes
The geographical sources of income (loss) from continuing operations before income taxes for each of the three years ended December 31 were as follows:

	2012	2011	2010
Domestic	$5,577,636	$(23,245,650)	$(22,542,121)
Foreign	—	—	—

Income tax expense (benefit) included in the consolidated statements of operations for the years ended December 31 was as follows:

	2012	2011	2010
Continuing operations:
Current:
Federal	$350,883	$—	$—
State franchise	815,127	687,096	249,022
Foreign	—	196,483	186,620
Total current income tax expense from continuing operations	$1,166,010	$883,579	$435,642
Deferred:
Federal	$2,103,510	$(8,121,759)	$(8,611,454)
State franchise	89,581	12,424	18,806
Foreign	—	2,548,982	—
Total deferred income tax expense (benefit) from continuing operations	$2,193,091	$(5,560,353)	$(8,592,648)
Total income tax expense (benefit) from continuing operations	$3,359,101	$(4,676,774)	$(8,157,006)
Discontinued operations:
Current:
Federal	$—	$—	$—
State franchise	—	—	—
Foreign	2,701,144	2,932,559	—
Total current income tax expense from discontinued operations	$2,701,144	$2,932,559	$—
Deferred:
Federal	$(579,747)	$3,348,340	$1,655,874
State franchise	—	—	—
Foreign	(2,480,524)	18,486	—
Total deferred income tax expense (benefit) from discontinued operations	$(3,060,271)	$3,366,826	$1,655,874
Total income tax expense (benefit) from discontinued operations	$(359,127)	$6,299,385	$1,655,874
Total income tax expense (benefit)	$2,999,974	$1,622,611	$(6,501,132)

The provision for income taxes attributable to loss from continuing operations differed from the amount obtained by applying the federal statutory income tax rate to loss from continuing operations before taxes, as follows:

	2012	2011	2010
Income tax expense (benefit) at statutory rate of 35%	$1,952,173	$(8,135,977)	$(7,889,742)
Nondeductible expenses	586,296	492,485	584,413
State franchise taxes, net of federal benefit	619,414	459,036	161,864
Foreign income taxes, net of federal benefit	—	1,580,351	—
Change in deferred tax valuation allowance	—	898,632	(1,025,525)
Change in estimate - bonus depreciation	—	—	419,156
Foreign rate difference	—	(32,747)	(407,172)
Other	201,218	61,446	—
	$3,359,101	$(4,676,774)	$(8,157,006)
Our income tax expense (benefit) attributable to income (loss) from discontinued operations was ($0.4) million (36.2% effective rate) on pre-tax loss of $1.0 million for the year ended December 31, 2012, $6.3 million (50.3% effective rate) on pre-tax income of $12.5 million for the year ended December 31, 2011 and $1.7 million (35.0% effective rate) on pre-tax income of $4.7 million for the year ended December 31, 2010.
The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31 were as follows:

	2012	2011
Deferred tax assets:
Net operating loss carryforwards	$26,435,865	$33,761,234
Foreign tax credits	796,363	796,363
Alternative minimum tax credit	1,021,636	—
Stock - based compensation	4,853,274	3,296,215
Bad debts	930,883	2,248,423
Other	130,531	1,780,782
Total gross deferred tax assets	34,168,552	41,883,017
Less: valuation allowance	(796,363)	(898,632)
Total deferred tax assets, net	$33,372,189	$40,984,385
Deferred tax liabilities:
Tax over book depreciation	$(50,170,525)	$(55,227,712)
Intangible assets	(9,788,482)	(10,798,678)
Other	—	(2,449,807)
Total gross deferred tax liabilities	(59,959,007)	(68,476,197)
Net deferred tax liability	$(26,586,818)	$(27,491,812)
We had a U.S. net operating loss carryforward at December 31, 2012 of approximately $75.5 million which is subject to expiration in various amounts from 2028 to 2031. We have no net operating loss carryforwards in Mexico at December 31, 2012. Realization of deferred tax assets associated with net operating loss carryforwards is dependent upon generating sufficient taxable income in the appropriate jurisdiction prior to their expiration. Management believes it is more likely than not that the U.S. deferred tax asset associated with the net operating loss carryforward will be realized through future taxable income or reversal of taxable temporary differences.
As of December 31, 2012, Management has elected to claim a deduction for foreign income taxes rather than a foreign tax credit due to the existence of an overall foreign loss position and the lack of future foreign source income, as a result of a subsequent sale of the Mexican operations. A valuation allowance in the amount of $0.8 million has been established as of December 31, 2012 against the foreign tax credit generated in previous years.
Deferred taxes have not been recognized on undistributed earnings of foreign subsidiaries since these amounts were not material at December 31, 2012 and 2011.

The Company’s policy for recording interest and penalties associated with uncertain tax positions is to record such items as a component of tax expense.
The Company files U.S. federal, U.S. state, and foreign tax returns, and is generally no longer subject to tax examinations for fiscal years prior to 2008.
13. Earnings (loss) per Share
Basic net earnings (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average shares of common stock outstanding during the period (including for the periods prior to May 28, 2010 the Class B Shares convertible into common at a rate of four Class B shares into one share of common stock, as adjusted for the Share Consolidation). Diluted net loss per share takes into account the potential dilution that could occur if securities or other contracts to issue common shares, such as options, unvested restricted stock and restricted stock units, and convertible preferred stock, were exercised and converted into common stock. Potential common stock equivalents that have been issued by the Company relate to outstanding stock options, unvested restricted stock and restricted stock units, which are determined using the treasury stock method, and to the shares of Series B Senior Convertible Preferred Stock, which are determined using the “if converted” method. In applying the if-converted method, conversion is not assumed for purposes of computing diluted EPS if the effect would be antidilutive. As of December 31, 2012 and 2011, there were 1,997,925 and 2,285,425 options to purchase common stock outstanding, and 588,059 and 588,059 Series B Senior Convertible Preferred Stock outstanding, respectively. The preferred stock is convertible at a rate of nine common shares to one, as adjusted for the Share Consolidation. We did not include any common stock issuable upon the conversion of the Series B Senior Convertible Preferred Stock in the calculation of diluted earnings (loss) per share during the year ended December 31, 2012, December 31, 2011 or 2010 as they would be antidilutive. As of December 31, 2011 and 2010, options to purchase 355,700 and 422,737, respectively, were excluded from the calculation because their effects would have been antidilutive.
The Company has determined that the Series B Preferred Stock are participating securities under ASC 260. Under ASC 260, a security is considered a participating security if the security may participate in undistributed earnings with common stock, whether the participation is conditioned upon the occurrence of a specified event or not. In accordance with ASC260, a company is required to use the two-class method when computing EPS when a company has a security that qualifies as a “participating security.” The two-class method is an earnings allocation formula that determines EPS for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. The holders of the Series B Preferred Stock would be entitled to share in dividends, on an as-converted basis, if the holders of common stock were to receive dividends in excess of 5% of the then current common stock market price on a cumulative basis over the past twelve months, provided that the holders of the Series B Preferred Stock would only share in that portion of the dividend that exceeds 5%. A participating security is included in the computation of basic EPS using the two-class method. Under the two-class method, basic EPS for the Company’s common stock is computed by dividing net income applicable to common stock by the weighted-average common stock outstanding during the period. The Series B Preferred Stock was not deemed to be participating since income from operations was not in excess of the amounts above for the year ended December 31, 2012 and there was a net loss from operations for the year ended December 31, 2011. Diluted EPS for the Company’s common stock is computed using the more dilutive of the two-class method or the if-converted method. For the years ended December 31, 2012 and 2011, the Series B Senior Convertible Preferred Stock would have an anti-dilutive effect if included in Diluted EPS and therefore, was not included in the calculation.
The following table sets forth the computation of basic and diluted loss per share:

	Years Ended December 31,
	2012	2011	2010
Basic and diluted:
Net income (loss)	$1,586,181	$(12,344,687)	$(11,309,918)
Preferred stock dividends and accretion	(776,556)	(186,589)	(1,040,693)
Net income (loss) attributable to common shareholders	$809,625	$(12,531,276)	$(12,350,611)
Weighted-average number of common stock outstanding
Basic	21,061,640	20,918,417	20,918,417
Diluted	21,340,253	20,918,417	20,918,417
Basic and diluted earnings (loss) per share of common stock	$0.04	$(0.60)	$(0.59)

14. Business Segment Information
The Company has determined that it has two reportable segments organized based on its products and services—well servicing and fluid logistics. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

Well Servicing
At December 31, 2012, our well servicing segment utilized our modern fleet of 162 owned well servicing rigs, which included 152 workover rigs and ten swabbing rigs, four coiled tubing spreads, nine tubing testing units, and related assets and equipment. These assets are used to provide (i) well maintenance, including remedial repairs and removal and replacement of downhole production equipment, (ii) well workovers, including significant downhole repairs, re-completions and re-perforations, (iii) completion and swabbing activities, (iv) plugging and abandonment services, and (v) testing of oil and natural gas production tubing.
The well servicing segment consists of operations in the U.S. that provide (i) well maintenance, including remedial repairs and removal and replacement of downhole production equipment, (ii) well workovers, including significant downhole repairs, re-completions and re-perforations, (iii) completion and swabbing activities, (iv) plugging and abandoning services, and (v) the Company has tubing testing units that are used to conduct pressure testing of oil and natural gas production tubing and scan tubing for pitting and wall thickness.
Fluid Logistics and Other
The fluid logistics and other segment consists of operations in the U.S., which provide, transport, store and dispose of a variety of drilling and produced fluids used in and generated by oil and natural gas production activities. These services are required in most workover and completion projects and are routinely used in daily producing well operations.
The following table sets forth certain financial information from continuing operations with respect to the Company’s reportable segments (dollars in thousands):

	Well Servicing	Fluid Logistics	Consolidated
2012
Operating revenues	$202,670	$269,927	$472,597
Direct operating costs	158,302	196,383	354,685
Segment profits	$44,368	$73,544	$117,912
Depreciation and amortization	$22,902	$28,095	$50,997
Capital expenditures	28,494	83,454	111,948
Total assets	530,986	468,362	999,349
Long lived assets	200,295	148,146	348,441
2011
Operating revenues	$177,896	$267,887	$445,783
Direct operating costs	141,589	193,718	335,307
Segment profits	$36,307	$74,169	$110,476
Depreciation and amortization	$20,643	$19,017	$39,660
Capital expenditures	25,780	36,932	62,712
Total assets	482,381	377,488	859,869
Long lived assets	195,245	90,700	285,945
2010
Operating revenues	$109,355	$178,797	$288,152
Direct operating costs	87,164	138,079	225,243
Segment profits	$22,191	$40,718	$62,909
Depreciation and amortization	$20,366	$17,933	$38,299
Capital expenditures	1,395	1,770	3,165
Total assets	374,327	282,448	656,775
Long lived assets	186,520	70,223	256,743
	Years Ended December 31,
	2012	2011	2010
Reconciliation of the Forbes Group Operating Loss As Reported:
Segment profits	$117,912	$110,476	$62,909
General and administrative expense	33,382	31,318	20,040
Depreciation and amortization	50,997	39,660	38,299
Operating income	33,533	39,498	4,570
Other income and expenses, net	(27,955)	(62,744)	(27,112)
Income (loss) from continuing operations before taxes	$5,578	$(23,246)	$(22,542)

	Years Ended December 31,
	2012	2011
Reconciliation of the Forbes Group Assets As Reported:
Total reportable segments	$999,349	$859,869
Elimination of internal transactions	(1,510,855)	(1,280,509)
Parent	1,024,168	971,063
Total assets	$512,662	$550,423

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
Series B Senior Convertible Preferred Stock
Under our Certificate of Designation, we are authorized to issue 825,000 shares of Series B Senior Convertible Preferred Stock (the “Series B Preferred Stock”), par value $0.01 per share. On May 28, 2010 the Company completed a private placement of 580,800 shares of Series B Preferred Stock at a price per share of CAD $26.37 for an aggregate purchase price in the amount of USD $14,520,000 based on the exchange rate between U.S. dollars and Canadian dollars then in effect of $1.00 to CDN $1.0547. The Company received net proceeds of USD $13,828,205 after closing fee paid to investors of $290,400 and legal fees and other offering costs of $401,395. This is presented as temporary equity on the balance sheet. The common stock into which the Series B Preferred Stock is convertible has certain demand and “piggyback” registration rights.
The Company paid a closing fee to the Investors of $290,400 which is netted with the proceeds from the sale of the Series B Preferred Stock in temporary equity on the consolidated balance sheet. The value of the Series B Preferred Stock, for accounting purposes, is being accreted up to redemption value from the date of issuance to the earliest redemption date of the instrument using the effective interest rate method. If the Series B Preferred Stock had been redeemed as of December 31, 2012 and 2011, the redemption amount would have been approximately $14.5 million and $14.5 million.

The terms of the Series B Preferred Stock is as follows:

Rank - The Series B Preferred Stock ranks senior in right of payment to the common stock and any class or series of capital stock that is junior to the Series B Preferred Stock, and pari passu with any series of the Company's preferred stock that is by its terms ranks pari passu in right of payment as to dividends and liquidation with the Series B Preferred Stock.

Conversion - The Series B Preferred Stock is convertible into the Company's common stock at an initial rate of nine common shares per share of Series B Preferred Stock (as adjusted for the Share Consolidation) (subject to further adjustment). If all such Series B Preferred Stock is converted, at the initial conversion rate, 5,292,531 shares of common stock will be issued to holders of the Series B Preferred Stock. Notwithstanding the foregoing, pursuant to Certificate of Designation, no holder of the Series B Preferred Stock is entitled to effect a conversion of Series B Preferred Stock if such conversion would result in the holder (and affiliates) beneficially owning 20% or more of the Company's common stock. Redeemable preferred stock (and, if ever any other redeemable financial instrument we may enter into) is initially evaluated for possible classification as a liability or equity pursuant to ASC 480 - Distinguishing Liabilities from Equity. Redeemable preferred stock that does not, in its entirety, require liability classification is evaluated for embedded features that may require bifurcation and separate classification as derivative liabilities. In determining the appropriate accounting for the conversion feature for the Series B Preferred Stock, the Company determined that the conversion feature does not require bifurcation, and as a result is not considered a derivative under the provisions of ASC 815 - Derivatives and Hedging.

Dividends Rights - The Series B Preferred Stock is entitled to receive preferential dividends equal to five percent (5%) per annum of the original issue price per share, payable quarterly in February, May, August and November of each year. Such dividends may be paid by the Company in cash or in kind (in the form of additional shares of Series B Preferred Stock). In the event that the payment in cash or in kind of any such dividend would cause the Company to violate a covenant under its debt agreements, the obligation to pay, in cash or in kind, will be suspended until the earlier to occur of (i) and only to the extent any restrictions under the debt agreements lapse or are no longer applicable or (ii) February 16, 2015. During any such suspension period, the preferential dividends shall continue to accrue and accumulate. As shares of the Series B Preferred Stock are convertible into shares of our common stock, each dividend paid in kind will have a dilutive effect on our shares of common stock. As of December 31, 2010, dividends for the quarterly period ended November 28, 2010, were not paid on the Series B Preferred Stock. The

Company had not paid these dividends in cash due to certain restrictions in the indentures governing the Second Priority Notes and the First Priority Notes and had not paid these dividends in-kind because the Toronto Stock Exchange had taken the position that, in light of the market price of the Company's common shares, the issuance of additional shares of Series B Preferred Stock as a dividend in-kind would violate Toronto Stock Exchange rules regarding the issuance of discounted shares, unless the Company received shareholder approval for such an issuance. Through the dividend quarterly period ended May 28, 2011 the Company had also accrued, but not paid dividends for the dividend period ended February 28, 2011 and May 28, 2011. The Company received shareholder approval at its annual meeting on June 27, 2011 for a pool of shares of Series B Preferred Stock to be issued as in-kind dividends for this particular quarterly period and for future quarterly periods. Further, after the extinguishment of the Second Priority Notes and the First Priority Notes, the Company was no longer restricted from paying cash dividends as the indenture governing the 9% Senior Notes specifically allowed cash dividends on the Series B Preferred Stock up to specific levels. On July 29, 2011, the Company paid in cash all previously accrued but unpaid dividends. The Company had previously accrued for these dividends based on the estimated fair market value of the share expected to be issued in-kind. When determined that dividends were to be paid in cash, cumulative preferred stock dividends were re-measured using the 5% contractual rate and released from temporary equity to liabilities. Since then, dividends for the quarterly periods ended August 28, 2011, November 28, 2011, February 28, 2012, May 28, 2012, August 28, 2012, and November 28, 2012 have been paid in cash. The Company intends to pay all future dividends in cash.
Liquidation - Upon any voluntary or involuntary liquidation, dissolution or winding up of the Company, no distribution shall be made as follows:

(i)
to the holders of shares ranking junior to the Series B Preferred Stock unless the holders of Series B Preferred Stock shall have received an amount equal to the original issue price per share of the Series B Preferred Stock (subject to adjustment) plus an amount equal to accumulated and unpaid dividends and distributions thereon to the date of such payment, and

(ii)
to the holders of shares ranking on a parity with the Series B Preferred Stock, unless simultaneously therewith distributions are made ratably on the Series B Preferred Stock and all other such parity stock in proportion to the total amounts to which the holders of Series B Preferred Stock are entitled.

Voting Rights - The holders of Series B Preferred Stock are not entitled to any voting rights except as provided in the following sentence, in the Company's bylaws or otherwise under the Texas law. If the preferential dividends on the Series B Preferred Stock have not been declared and paid in full in cash or in kind for eight or more quarterly dividend periods (whether or not consecutive), the holders of the Series B Preferred Stock shall be entitled to vote at any meeting of shareholders with the holders of common stock and to cast the number of votes equal to the number of whole Common Shares into which the Series B Preferred Stock held by such holders are then convertible.
Redemption - All or any number of the shares of Series B Preferred Stock may be redeemed by the Company at any time after May 28, 2013 at a redemption price determined in accordance with the Certificate of Designation plus accrued and unpaid dividends and provided that the current equity value of our common stock exceeds specified levels. On May 28, 2017, the Company is required to redeem any Series B Preferred Stock then outstanding at a redemption price determined in accordance with the Certificate of Designation plus accrued but unpaid dividends. Such mandatory redemption may, at the Company's election, be paid in cash or in common shares (valued for such purpose at 95% of the then fair market value of the common stock). In the event certain corporate transactions occur (such as a reorganization, recapitalization, reclassification, consolidation or merger) under which the Company's common stock (but not the Series B Preferred Stock) is converted into or exchanged for securities, cash or other property, then following such transaction, each share of Series B Preferred Stock shall thereafter be convertible into the same kind and amount of securities, cash or other property.
Certain of the redemption features are outside of the Company's control, and as a result, the Series B Preferred Stock have been reflected in the consolidated balance sheet as temporary equity.

Dividends
The Series B Preferred Stock is entitled to receive preferential dividends equal to five percent (5.0%) per annum of the original issue price per share, payable quarterly in February, May, August and November of each year. Such dividends may be paid by the Company in cash or in kind (in the form of additional shares of Series B Preferred Stock). In the event that the payment in cash or in kind of any such dividend would cause the Company to violate a covenant under its debt agreements, the obligation to pay, in cash or in kind, will be suspended until the earlier to occur of (i) and only to the extent any restrictions under the debt agreements lapse or are no longer applicable or (ii) February 16, 2015. During any such suspension period, the preferential dividends shall continue to accrue and accumulate. As shares of the Series B Preferred Stock are convertible into shares of our common stock, each dividend paid in kind will have a dilutive effect on our shares of common stock. Through the dividend quarterly period ended May 28, 2011 the Company had also accrued, but not paid dividends for the dividend periods ended November 28, 2012, February 28, 2011, and May 28, 2011 due to the Toronto Stock Exchange requiring shareholder approval to issue shares to pay dividends in kind. The Company received shareholder approval to issue shares to pay dividends in kind. The Company received shareholder approval at its annual meeting on June 27, 2011 for a pool of Series B Preferred Stock to be issued as in-kind dividends for this particular quarterly period and for future quarterly periods. Further, after the extinguishment of the Second Priority Notes and the First Priority Notes, the Company was no longer restricted from paying cash dividends as the indenture governing the 9% Senior Notes specifically allowed cash dividends on the Series B Preferred stock up to specific levels. On July 29, 2011, the Company paid in cash all previously accrued but unpaid dividends. The Company had previously accrued for these dividends based on the estimated fair market value of the share expected to be issued in-kind. When determined that dividends were to be paid in cash, cumulative preferred share dividends were re-measured using the 5% contractual rate and released from temporary equity to liabilities.
Preferred stock dividends are recorded at their fair value. If paid in cash, the amount paid represents fair value. If paid in kind, the fair value of the preferred stock dividends is determined using valuation techniques that include a component representing the intrinsic value of the dividends (which represents the fair value of the common stock into which the preferred stock could be converted) and an option component (which is determined using a Black-Scholes Option Pricing Model). Dividends and accretion for the years ended December 31, 2012 and 2011 were $776,556 and $186,589. The Company has paid the quarterly dividends through February 28, 2013.
16. Guarantor and Non-Guarantor Consolidating Financial Statements
Prior to January 12, 2012, when the Company completed the disposition of its business and substantially all of its assets in Mexico, the Company had certain foreign subsidiaries that did not guarantee the 9% Senior Notes discussed in Note 8 and, accordingly, is required to present the following condensed consolidating financial information pursuant to Rule 3-10 of Regulation S-X. These schedules are presented using the equity method of accounting for all periods presented. Under this method, investments in subsidiaries are recorded at cost and adjusted for the Company’s share in the subsidiaries’ cumulative results of operations, capital contributions and distributions and other changes in equity. Elimination entries relate primarily to the elimination of investments in subsidiaries and associated intercompany balances and transactions. As of December 31, 2012, the subsidiaries that are guarantors are 100% owned directly or indirectly by FES Ltd, the guarantees are full and unconditional, joint and several, subject to customary release provisions.
There are no significant restrictions on FES Ltd's ability or the ability of any guarantor to obtain funds from its subsidiaries by such means as a dividend or loan.
As of December 31, 2012, the parent/issuer had no independent assets and for the year ended December 31, 2012 the parent/issuer had no independent operations. As of and for the year ended December 31, 2012, independent assets and operations of the non-guarantor subsidiary were minor as defined by Regulation S-X.
Supplemental financial information for Forbes Energy Services Ltd., the issuer of the 9% Senior Notes, our combined subsidiary guarantors and our non-guarantor subsidiaries is presented below for December 31, 2011 and 2010.

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)
Condensed Consolidated Balance Sheets
As of December 31, 2011

	Parent/Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$15,565,491	$20,988,105	$46,495	$—	$36,600,091
Accounts receivable	29,566,358	106,853,245	1,493,791	(991,356)	136,922,038
Other current assets	10,599	10,274,046	—	—	10,284,645
Total current assets	45,142,448	138,115,396	1,540,286	(991,356)	183,806,774
Property and equipment, net	—	285,944,684	—	—	285,944,684
Investments in affiliates	26,209,153	163,532,443	—	(189,741,596)	—
Intercompany receivables	335,660,170	—	11,502,122	(347,162,292)	—
Intercompany note receivable	1,024,301	—	—	(1,024,301)	—
Other intangible assets, net	—	30,876,389	—	—	30,876,389
Deferred financing costs - net	6,976,241	2,427,576	—	—	9,403,817
Restricted cash	—	16,150,433	—	—	16,150,433
Other assets	14,890	11,482	4,504	—	30,876
Noncurrent assets held for sale	2,138,704	21,572,656	498,720		24,210,080
Total assets	$417,165,907	$658,631,059	$13,545,632	$(538,919,545)	$550,423,053
Liabilities and Shareholders’ Equity
Current liabilities
Current long-term debt	$—	$10,517,232	$—	$—	$10,517,232
Trade accounts payable	10,684,760	41,120,820	(16,198)	—	51,789,382
Dividends payable	61,259	—	—	—	61,259
Other liabilities	22,237,502	10,870,950	1,564,732	—	34,673,184
Total current liabilities	32,983,521	62,509,002	1,548,534	—	97,041,057
Long-term debt - net	280,000,000	5,633,042	—	—	285,633,042
Intercompany payables	—	334,959,907	13,193,742	(348,153,649)	—
Intercompany notes payable	—	—	1,024,301	(1,024,301)	—
Deferred tax liability	(36,074,758)	63,627,639	(61,069)	—	27,491,812
Total liabilities	276,908,763	466,729,590	15,705,508	(349,177,950)	410,165,911
Series B convertible shares	14,476,783	—	—	—	14,476,783
Shareholders’ equity:	125,780,361	191,901,469	(2,159,876)	(189,741,595)	125,780,359
Total liabilities and equity	$417,165,907	$658,631,059	$13,545,632	$(538,919,545)	$550,423,053

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)
Condensed Consolidated Statement of Operations
For the year ended December 31, 2011

	Parent/Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenue
Well servicing	$—	$177,895,636	$—	$—	$177,895,636
Fluid logistics and other	—	267,887,002	—	—	267,887,002
Total revenues	—	445,782,638	—	—	445,782,638
Expenses
Well servicing	1,473,405	140,115,665	—	—	141,589,070
Fluid logistics and other	—	193,717,951	—	—	193,717,951
General and administrative	7,142,034	24,175,829	—	—	31,317,863
Depreciation and amortization	—	39,659,523	—	—	39,659,523
Total expenses	8,615,439	397,668,968	—	—	406,284,407
Operating income (loss)	(8,615,439)	48,113,670	—	—	39,498,231
Other income (expense)
Interest expense - net	(14,970,434)	(12,427,718)	—	—	(27,398,152)
Equity in income (loss) of affiliates	1,593,233	—	—	(1,593,233)	—
Loss on early extinguishment of debt	—	(35,414,833)	—	—	(35,414,833)
Other income (expense), net	—	69,104	—	—	69,104
Income (Loss) before taxes	(21,992,640)	340,223	—	(1,593,233)	(23,245,650)
Income tax benefit	(3,423,764)	(1,253,010)	—	—	(4,676,774)
Net income (loss) from continuing operations	(18,568,876)	1,593,233	—	(1,593,233)	(18,568,876)
Net income (loss) from discontinued operations, net of tax expense	6,224,189	—	—	—	6,224,189
Net income (loss)	$(12,344,687)	$1,593,233	$—	$(1,593,233)	$(12,344,687)

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)
Condensed Consolidated Statement of Operations
For the year ended December 31, 2010

	Parent/Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenue
Well servicing	$—	$109,354,777	$—	$—	$109,354,777
Fluid logistics and other	—	178,796,699	—	—	178,796,699
Total revenues	—	288,151,476	—	—	288,151,476
Expenses
Well servicing	943,933	86,220,287	—	—	87,164,220
Fluid logistics and other	—	138,078,555	—	—	138,078,555
General and administrative	2,583,402	17,456,003	—	—	20,039,405
Depreciation and amortization	—	38,299,074	—	—	38,299,074
Total expenses	3,527,335	280,053,919	—	—	283,581,254
Operating income (loss)	(3,527,335)	8,097,557	—	—	4,570,222
Other income (expense)
Interest expense - net	31,374	(27,153,354)	—	—	(27,121,980)
Equity in income (loss) of affiliates	(18,511,818)	—	—	18,511,818	—
Other income (expense), net	(1,357)	10,994	—	—	9,637
Income (Loss) before taxes	(22,009,136)	(19,044,803)	—	18,511,818	(22,542,121)
Income tax expense (benefit)	(7,624,021)	(532,985)	—	—	(8,157,006)
Net income (loss) from continuing operations	(14,385,115)	(18,511,818)	—	18,511,818	(14,385,115)
Net income (loss) from discontinued operations, net of tax expense	3,075,197	—	—	—	3,075,197
Net income (loss)	$(11,309,918)	$(18,511,818)	$—	$18,511,818	$(11,309,918)

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)
Condensed Consolidated Statement of Cash Flows
For the year ended December 31, 2011

	Parent/Issuer	Guarantors	Non- Guarantors	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$10,379,959	$(4,312,005)	$(68,527)	$5,999,427
Cash flows from investing activities:
Proceeds from sale of property and equipment	—	675,878	—	675,878
Restricted cash	—	(7,107,187)	—	(7,107,187)
Purchases of property and equipment	—	(58,205,581)	—	(58,205,581)
Change in deposits on assets held for sale		13,700,000		13,700,000
Net cash used in investing activities	—	(50,936,890)	—	(50,936,890)
Cash flows from financing activities:
Payments on debt	—	(4,346,000)	—	(4,346,000)
Retirement of First and Second
Priority Notes	—	(212,500,000)	—	(212,500,000)
Proceeds from issuance of
Senior Notes	—	280,000,000	—	280,000,000
Payments for debt issuance costs	—	(10,159,429)	—	(10,159,429)
Other	(918,845)	—	—	(918,845)
Net cash provided by (used in) financing activities	(918,845)	52,994,571	—	52,075,726
Effect of currency translation	(996,629)	—	—	(996,629)
Net increase (decrease) in cash	8,464,485	(2,254,324)	(68,527)	6,141,634
Cash and cash equivalents
Beginning of period	7,101,006	23,242,429	115,022	30,458,457
End of period	$15,565,491	$20,988,105	$46,495	$36,600,091

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)
Condensed Consolidated Statement of Cash Flows
For the year ended December 31, 2010

	Parent/Issuer	Guarantors	Non- Guarantors	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(19,618,067)	$21,966,277	$100,899	$2,449,109
Cash flows from investing activities:
Restricted cash	—	449,258	—	449,258
Purchases of property and equipment	—	(6,202,984)	—	(6,202,984)
Net cash used in investing activities	—	(5,753,726)	—	(5,753,726)
Cash flows from financing activities:
Payments on debt	—	(8,474,950)	—	(8,474,950)
Proceeds from issuance of
Preferred Stock	14,229,600	—	—	14,229,600
Other	—	(392,969)	—	(392,969)
Net cash provided by (used in) financing activities	14,229,600	(8,867,919)	—	5,361,681
Effect of currency translation	(23,974)	—	—	(23,974)
Net increase (decrease) in cash	(5,412,441)	7,344,632	100,899	2,033,090
Cash and cash equivalents
Beginning of period	12,513,447	15,897,797	14,123	28,425,367
End of period	$7,101,006	$23,242,429	$115,022	$30,458,457

17. Discontinued Operations
On January 12, 2012, the Company completed the previously announced sale of substantially all of its assets located in Mexico, as well as its equity interest in Forbes Energy Services México Servicios de Personal, S. de R.L. de C.V., for aggregate cash consideration of approximately $30.0 million (excluding amounts paid to cover certain Mexican taxes). The Company recognized a gain on disposal of approximately $3.0 million this transaction. Included in the gain is an adjustment of $0.8 million for the foreign currency translation loss that was expensed upon substantial liquidation of the subsidiary in Mexico.
The following table presents the results of discontinued operations:

	Years Ended December 31,
	2012	2011	2010
	(dollars in thousands)
Revenues	$1,337	$71,471	$45,918
Expenses
Direct costs	2,882	54,154	36,168
General and administrative	2,408	2,642	3,334
Depreciation and amortization	—	2,172	1,661
Total expenses	5,290	58,968	41,163
Operating income (loss)	(3,953)	12,503	4,755
Interest income	—	22	—
Interest expense	(2)	(7)	(32)
Other income	2,964	5	8
Income (loss) before income taxes	(991)	12,523	4,731
Income tax expense	(359)	6,299	1,656
Net income (loss)	$(632)	$6,224	$3,075

18. Supplemental Financial Information Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2012:
Revenues	$131,484,580	$119,784,758	$114,320,410	$107,007,144
Operating income	15,449,924	12,437,574	5,297,121	348,417
Net income (loss) from continuing operations	5,210,989	2,646,501	(1,269,785)	(4,369,170)
Preferred stock dividends	(194,139)	(194,139)	(194,139)	(194,139)
Income (loss) from continuing operations attributable to common shares	5,016,850	2,452,362	(1,463,924)	(4,563,309)
Earnings (loss) per share:
Basic	0.24	0.12	(0.07)	(0.22)
Diluted	0.20	0.10	(0.07)	(0.22)
2011:
Revenues	$94,661,253	$110,817,641	$115,761,977	$124,541,766
Operating income	7,312,752	3,090,750	11,016,223	18,078,506
Net income (loss) from continuing operations	87,007	(26,566,287)	2,539,826	5,370,578
Preferred stock dividends	(882,584)	1,084,271	(194,135)	(194,141)
Income (loss) from continuing operations attributable to common shares	(795,577)	(25,482,016)	2,345,691	5,176,437
Earnings (loss) per share:
Basic	(0.04)	(1.22)	0.11	0.25
Diluted	(0.04)	(1.22)	0.10	0.20

Item 9.	Changes in or Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SECs rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2012, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures over financial reporting were not effective. See “Material Weaknesses” below.
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
Our management conducted an evaluation of the effectiveness of internal control over financial reporting based on the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation of our internal control over financial reporting as of December 31, 2012, our chief executive officer and chief financial officer concluded that, as of such date, our internal control over financial reporting is not effective.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.
During the years ended December 31, 2012 and 2011, management performed its assessment of internal control processes and procedures. Other than changes and remediation measures described in this section, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fourth quarter of 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Material Weakness
In connection with the preparation of the Company’s consolidated financial statements for the year ended December 31, 2012, we identified control deficiencies that constitute material weaknesses in the design and operation of our internal control over financial reporting.
The following material weakness was present at December 31, 2012, 2011, and 2010.

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
The following material weakness was present at December 31, 2012.

•
We did not design and maintain effective controls over the review of the accuracy of the income tax provision related to foreign taxes. This material weakness resulted in entering post-closing adjustments to the consolidated financial statements.

This control deficiency would have resulted in a misstatement to the annual consolidated financial statements. However, it was corrected in a post-closing adjustment. Accordingly, we have determined that the above control deficiency represents a material weakness.
Remediation
As mentioned above, we have identified a material weakness that existed as of December 31, 2012, 2011, and 2010 in our internal control over the billing cycle.
We modified the design of our information system, process, and procedures which we believe addressed the material weakness. The new processes and procedures were communicated to senior management and to the field personnel. Testing began in the third quarter after which it was concluded that additional modifications to our billing software were necessary. Currently additional software modifications are in process. It is anticipated that these modifications will be completed and testing will begin no later than the beginning of the second quarter of 2013.
As mentioned above, we have identified a material weakness that existed as of December 31, 2012 in our internal controls related to foreign taxes.
We have implemented, or are in the process of implementing and continue to implement, remedial measures to address the above deficiencies on a going-forward basis. We will engage a third party consulting group to assist with foreign tax matters as tax matters in Mexico wind down. In January 2012, the Company completed the sale of substantially liquidated in

2012 resulting in limited tax expense or benefit for future periods.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required under this item will be filed in a definitive proxy statement within 120 days after December 31, 2012 pursuant to General Instruction G(3) of Form 10-K.

Item 11.	Executive Compensation

The information required under this item will be filed in a definitive proxy statement within 120 days after December 31, 2012 pursuant to General Instruction G(3) of Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this item will be filed in a definitive proxy statement within 120 days after December 31, 2012 pursuant to General Instruction G(3) of Form 10-K.

Item 13.	Certain Relationships and Related Transaction, and Director Independence

The information required under this item will be filed in a definitive proxy statement within 120 days after December 31, 2012 pursuant to General Instruction G(3) of Form 10-K.

Item 14.	Principal Accounting Fees and Services

The information required under this item will be filed in a definitive proxy statement within 120 days after December 31, 2012 pursuant to General Instruction G(3) of Form 10-K.

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

Number	Description of Exhibits

10.15 —
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

10.16 —
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

10.17 —
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

10.18 —
Letter Agreement, dated January 12, 2012, by and among Forbes Energy Services Ltd., Forbes Energy Services LLC, Forbes Energy International, LLC, C.C. Forbes, LLC, Forbes Energy Services de México, S. de R. L. de C.V., Dirivera Investments LLC, RGV Holding, S.A. de C.V. and RGV Enterprises S.A. de C.V. (incorporated by reference to exhibit 10.1 to the Company's Current Report on Form 8-K filed January 18, 2012).

10.19 —
Master Agreement dated June 6, 2012 among TX Energy Services, LLC, C.C. Forbes, LLC, Regions Equipment Finance Corporation, and Regions Commercial Equipment Finance, LLC, including the First Amendment to Master Agreement dated as of July 12, 2012 (incorporated by reference to exhibit 10.3 to the Company's Quarterly Report on form 10-Q for the quarter ended June 30, 2012).

10.20 —
Continuing Guaranty Agreement dated June 6, 2012 among Forbes Energy Services Ltd., TX Energy Services, LLC< C.C. Forbes, LLC, Regions Equipment Finance Corporation and Regions Commercial Equipment Finance, LLC (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.21 —
Second Amendment to Loan and Security Agreement, dated as of July 3, 2012, by and among Forbes Energy Services LLC, Forbes Energy International, LLC, TX Energy Services, LLC, C.C. Forbes, LLC, and Superior Tubing Testers, LLC, as borrowers, Forbes Energy Services Ltd., as guarantor, certain lender party thereto, and Regions Bank, as administrative agent for the lenders (incorporated by reference to Exhibit 10.1 to the Company's Current Report on form 8-K filed July 10, 2012).

10.22 —	2012 Incentive Compensation Plan of Forbes Energy Services Ltd. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on July 10, 2012).

10.23* —	Form of Restricted Stock Award Agreement for directors.

10.24* —	Form of Restricted Stock Award Agreement for consultants and employees.

10.25* —	Form of Restricted Stock Unit Award Agreement.

10.26* —	Annual Bonus Plan

21.1* —	Subsidiaries of Forbes Energy Services Ltd.

23.1* —	Consent of BDO USA, LLP.

Number	Description of Exhibits

31.1* —	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2* —	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1* —	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2* —	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101* —	Interactive Data Files
 ____________________

*	Filed herewith.

**
The schedules and other attachments to this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K and the registrant undertakes to furnish supplementally copies of any of the omitted schedules upon request by the Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Alice, the State of Texas, on April 1, 2013.

FORBES ENERGY SERVICES LTD.
By:	/S/ JOHN E. CRISP
John E. Crisp
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN E. CRISP (John E. Crisp)	Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)	April 1, 2013

/s/ L. MELVIN COOPER (L. Melvin Cooper)	Senior Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	April 1, 2013

/s/ CHARLES C. FORBES (Charles C. Forbes)	Director	April 1, 2013

/s/ DALE W. BOSSERT (Dale W. Bossert)	Director	April 1, 2013

/s/ TRAVIS H. BURRIS (Travis H. Burris)	Director	April 1, 2013

/s/ JANET L. FORBES (Janet L. Forbes)	Director	April 1, 2013

/s/ WILLIAM W. SHERRILL (William W. Sherrill)	Director	April 1, 2013

/s/ TED W. IZATT (Ted W. Izatt)	Director	April 1, 2013

EXHIBIT INDEX

Number	Description of Exhibits

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

10.16 —
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

Number	Description of Exhibits
10.17 —
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

10.18 —
Letter Agreement, dated January 12, 2012, by and among Forbes Energy Services Ltd., Forbes Energy Services LLC, Forbes Energy International, LLC, C.C. Forbes, LLC, Forbes Energy Services de México, S. de R. L. de C.V., Dirivera Investments LLC, RGV Holding, S.A. de C.V. and RGV Enterprises S.A. de C.V. (incorporated by reference to exhibit 10.1 to the Company's Current Report on Form 8-K filed January 18, 2012).

10.19 —
Master Agreement dated June 6, 2012 among TX Energy Services, LLC, C.C. Forbes, LLC, Regions Equipment Finance Corporation, and Regions Commercial Equipment Finance, LLC, including the First Amendment to Master Agreement dated as of July 12, 2012 (incorporated by reference to exhibit 10.3 to the Company's Quarterly Report on form 10-Q for the quarter ended June 30, 2012).

10.20 —
Continuing Guaranty Agreement dated June 6, 2012 among Forbes Energy Services Ltd., TX Energy Services, LLC< C.C. Forbes, LLC, Regions Equipment Finance Corporation and Regions Commercial Equipment Finance, LLC (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.21 —
Second Amendment to Loan and Security Agreement, dated as of July 3, 2012, by and among Forbes Energy Services LLC, Forbes Energy International, LLC, TX Energy Services, LLC, C.C. Forbes, LLC, and Superior Tubing Testers, LLC, as borrowers, Forbes Energy Services Ltd., as guarantor, certain lender party thereto, and Regions Bank, as administrative agent for the lenders (incorporated by reference to Exhibit 10.1 to the Company's Current Report on form 8-K filed July 10, 2012).

10.22 —	2012 Incentive Compensation Plan of Forbes Energy Services Ltd. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on July 10, 2012).

10.23* —	Form of Restricted Stock Award Agreement for directors.

10.24* —	Form of Restricted Stock Award Agreement for consultants and employees.

10.25* —	Form of Restricted Stock Unit Award Agreement.

10.26* —	Annual Bonus Plan.

21.1* —	Subsidiaries of Forbes Energy Services Ltd.

23.1* —	Consent of BDO USA, LLP.

31.1* —	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2* —	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1* —	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2* —	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101* —	Interactive Data Files.

 ____________________

*	Filed herewith.

**
The schedules and other attachments to this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K and the registrant undertakes to furnish supplementally copies of any of the omitted schedules upon request by the Securities and Exchange Commission.