Form 10-K/A
period 2012-12-31
Forbes Energy Services Ltd.
filed 2013-04-18
CIK 1434842

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A, or the Amendment, amends the Annual Report on Form 10-K for the year ended December 31, 2012, or the Original Report, filed by Forbes Energy Services Ltd. and its subsidiaries, or the Forbes Group, with the Securities and Exchange Commission on April 1, 2013. The Forbes Group is amending the Original Report solely for the purpose of correcting errors in the certifications required by Section 906 that occurred during the upload of the Original Report. This Form 10-K/A sets forth the Original Report in its entirety with the exception of the exhibit index set forth in Part IV, Item 15, which has been amended and restated in its entirety to contain the corrected certifications required by Section 906.

Except as described above, this form 10-K/A speaks as of the original filing date of the Original Report and does not reflect events occurring after the filing date of the Original Report.

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

3

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

10.22 —	2012 Incentive Compensation Plan of Forbes Energy Services Ltd. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on July 10, 2012).

10.23 —	Form of Restricted Stock Award Agreement for directors (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2012).

10.24 —	Form of Restricted Stock Award Agreement for consultants and employees (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2012).

10.25 —	Form of Restricted Stock Unit Award Agreement (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2012).

10.26 —	Annual Bonus Plan (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2012).

Number	Description of Exhibits
21.1 —	Subsidiaries of Forbes Energy Services Ltd (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2012).

23.1* —	Consent of BDO USA, LLP.

31.1* —	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2* —	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1* —	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2* —	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101* —	Interactive Data Files
 ____________________

*	Filed herewith.

**
The schedules and other attachments to this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K and the registrant undertakes to furnish supplementally copies of any of the omitted schedules upon request by the Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Alice, the State of Texas, on April 17, 2013.

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

10.22 —	2012 Incentive Compensation Plan of Forbes Energy Services Ltd. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on July 10, 2012).

10.23 —	Form of Restricted Stock Award Agreement for directors (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2012).

10.24 —	Form of Restricted Stock Award Agreement for consultants and employees (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2012).

10.25 —	Form of Restricted Stock Unit Award Agreement (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2012).

10.26 —	Annual Bonus Plan (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2012).

21.1 —	Subsidiaries of Forbes Energy Services Ltd (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2012).

23.1* —	Consent of BDO USA, LLP.

31.1* —	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2* —	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1* —	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2* —	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101* —	Interactive Data Files.
 ____________________

*	Filed herewith.

**
The schedules and other attachments to this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K and the registrant undertakes to furnish supplementally copies of any of the omitted schedules upon request by the Securities and Exchange Commission.