Form 10-Q
period 2013-03-31
Forbes Energy Services Ltd.
filed 2013-05-15
CIK 1434842

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________________________
Form 10-Q
__________________________________________________________
Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    ☐  Yes    ☒  No
Shares outstanding of each of the registrant’s classes of common stock as of May 10, 2013:

Class	Outstanding as of May 10, 2013
Common Stock, $.04 par value	21,362,473

FORBES ENERGY SERVICES LTD. AND SUBSIDIARIES (a/k/a the “Forbes Group”)

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q and any oral statements made in connection with it include certain forward-looking statements within the meaning of the federal securities laws. You can generally identify forward-looking statements by the appearance in such a statement of words like “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project” or “should” or other comparable words or the negative of these words. When you consider our forward-looking statements, you should keep in mind the risk factors we describe and other cautionary statements we make in this Quarterly Report on Form 10-Q. Our forward-looking statements are only predictions based on expectations that we believe are reasonable. Our actual results could differ materially from those anticipated in, or implied by, these forward-looking statements as a result of known risks and uncertainties set forth below and elsewhere in this Quarterly Report on Form 10-Q. These factors include or relate to the following:

•	supply and demand for oilfield services and industry activity levels;

•	potential for excess capacity;

•	spending by the oil and natural gas industry given the continuing worldwide economic slowdown;

•	our level of indebtedness;

•	possible impairment of our long-lived assets;

•	our ability to maintain stable pricing;

•	competition;

•	substantial capital requirements;

•	significant operating and financial restrictions under our indenture and revolving credit facility;

•	technological obsolescence of operating equipment;

•	dependence on certain key employees;

•	concentration of customers;

•	substantial additional costs of compliance with reporting obligations, the Sarbanes-Oxley Act and indenture covenants;

•	material weaknesses in internal controls over financial reporting;

•	seasonality of oilfield services activity;

•	collection of accounts receivable;

•	environmental and other governmental regulation, including potential climate change legislation;

•	the potential disruption of business activities caused by the physical effects, if any, of climate change;

•	risks inherent in our operations;

•	market response to global demands to curtail use of oil and natural gas;

•	ability to fully integrate future acquisitions;

•	variation from projected operating and financial data;

•	variation from budgeted and projected capital expenditures;

•	volatility of global financial markets; and

•	the other factors discussed under “Risk Factors” beginning on page 10 of the Annual Report on Form 10-K for the year ended December 31, 2012.
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

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)
Condensed Consolidated Balance Sheets (unaudited)
(in thousands, except per share amounts)

	March 31, 2013	December 31, 2012
Assets
Current assets
Cash and cash equivalents	$31,178	$17,619
Accounts receivable - trade, net of allowance of $2,858 and $2,660 for 2013 and 2012, respectively	81,445	92,596
Accounts receivable - related parties	77	60
Accounts receivable - other	315	428
Prepaid expenses and other	15,862	14,951
Total current assets	128,877	125,654
Property and equipment, net	344,935	348,442
Other intangible assets, net	27,299	28,015
Deferred financing costs, net of accumulated amortization of $2,485 and $2,125 for 2013 and 2012, respectively	7,671	8,040
Restricted cash	1,379	1,439
Other assets	789	1,111
Total assets	$510,950	$512,701
Liabilities and Shareholders’ Equity
Current liabilities
Current portions of long-term debt	$9,972	$13,026
Accounts payable - trade	19,795	18,059
Accounts payable - related parties	126	68
Accrued dividends	61	61
Accrued interest payable	7,565	1,354
Accrued expenses	10,770	13,539
Total current liabilities	48,289	46,107
Long-term debt	292,553	293,321
Deferred tax liability	25,633	26,587
Total liabilities	366,475	366,015
Commitments and contingencies (Note 10)
Temporary equity
Series B senior convertible preferred shares	14,528	14,518
Shareholders’ equity
Common stock, $.04 par value, 112,500 shares authorized, 21,345 and 21,093 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	854	844
Additional paid-in capital	192,097	191,602
Accumulated deficit	(63,004)	(60,278)
Total shareholders’ equity	129,947	132,168
Total liabilities and shareholders’ equity	$510,950	$512,701
The accompanying notes are an integral part of these condensed consolidated financial statements.

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)
Condensed Consolidated Statements of Operations (unaudited)
(in thousands, except per share amounts)

	Three months ended March 31,
	2013	2012
Revenues
Well servicing	$50,164	$52,240
Fluid logistics	51,574	79,245
Total revenues	101,738	131,485
Expenses
Well servicing	40,338	39,088
Fluid logistics	37,433	54,856
General and administrative	7,334	10,670
Depreciation and amortization	13,002	11,421
Total expenses	98,107	116,035
Operating income	3,631	15,450
Other income
Interest income	4	34
Interest expense	(6,995)	(6,906)
Income (loss) from continuing operations before taxes	(3,360)	8,578
Income tax expense (benefit)	(761)	3,367
Income (loss) from continuing operations	(2,599)	5,211
Income (loss) from discontinued operations, net of tax expense (benefit) of ($68) and $804, respectively	(127)	1,132
Net income (loss)	(2,726)	6,343
Preferred stock dividends	(194)	(194)
Net income (loss) attributable to common shareholders	$(2,920)	$6,149
Income (loss) per share of common stock from continuing operations (Note 12)
Basic	$(0.13)	$0.24
Diluted	$(0.13)	$0.20
Income (loss) per share of common stock from discontinued operations (Note 12)
Basic	$(0.01)	$0.05
Diluted	$(0.01)	$0.04
Income (loss) per share of common stock (Note 12)
Basic	$(0.14)	$0.29
Diluted	$(0.14)	$0.24
Weighted average number of shares outstanding (Note 12)
Basic	21,280	20,979
Diluted	21,280	26,582
The accompanying notes are an integral part of these condensed consolidated financial statements.

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)
Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited)
(in thousands)

	Three months ended March 31,
	2013	2012
Net income (loss)	$(2,726)	$6,343
Other comprehensive income
Foreign currency translation adjustments	—	354
Comprehensive income (loss)	$(2,726)	$6,697
The accompanying notes are an integral part of these condensed consolidated financial statements.

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)
Condensed Consolidated Statements of Changes in Shareholders’ Equity (unaudited)
(in thousands)

	Preferred Shares		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance: December 31, 2012	588	$14,518	21,093	$844	$191,602	$(60,278)	$132,168
Share-based compensation	—	—	—	—	699	—	699
Net loss	—	—	—	—	—	(2,726)	(2,726)
Common shares issued under stock plan:
Issuance of restricted stock	—	—	252	10	(10)	—	—
Preferred shares dividends and accretion	—	10	—	—	(194)	—	(194)
Balance: March 31, 2013	588	$14,528	21,345	$854	$192,097	$(63,004)	$129,947
The accompanying notes are an integral part of these condensed consolidated financial statements.

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Three months ended March 31,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$(2,726)	$6,343
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	12,287	10,706
Amortization expense	715	715
Share-based compensation	750	1,767
Deferred tax benefit	(953)	4,048
Loss on disposal of assets, net	281	44
Gain on disposal of discontinued operations, net	—	(3,547)
Bad debt expense	807	377
Amortization of deferred financing cost	369	366
Changes in operating assets and liabilities:
Accounts receivable	10,458	6,700
Accounts receivable - related party	(56)	550
Prepaid expenses and other assets	(3,251)	(4,650)
Accounts payable - trade	1,316	(8,785)
Accounts payable - related party	55	(234)
Accrued expenses	(2,772)	(6,701)
Accrued interest payable	6,211	6,348
Net cash provided by operating activities	23,491	14,047
Cash flows from investing activities:
Proceeds from sale of property and equipment	556	—
Purchases of property and equipment	(8,744)	(43,165)
Proceeds from sale of assets included in discontinued operations	—	14,222
Change in restricted cash	60	(385)
Net cash used in investing activities	(8,128)	(29,328)
Cash flows from financing activities:
Payments of debt	(1,575)	(880)
Payment of tax withholding obligations related to restricted stock	(51)	—
Payments for debt issuance costs	—	(80)
Proceeds from the exercise of stock options	—	16
Proceeds from issuance of restricted stock	—	5
Dividends paid on Series B Senior Convertible Preferred Shares	(184)	(184)
Net cash used in financing activities	(1,810)	(1,123)
Effect of currency translation on cash and cash equivalents	6	371
Net increase (decrease) in cash and cash equivalents	13,559	(16,033)
Cash and cash equivalents:
Beginning of period	17,619	36,600
End of period	$31,178	$20,567
The accompanying notes are an integral part of these condensed consolidated financial statements.

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)
Notes to Condensed Consolidated Financial Statements

1. Organization and Nature of Operations
Nature of Business
Forbes Energy Services Ltd. (“FES Ltd”) is an independent oilfield services contractor that provides a wide range of well site services to oil and natural gas drilling and producing companies to help develop and enhance the production of oil and natural gas. These services include fluid hauling, fluid disposal, well maintenance, completion services, workovers and re-completions, plugging and abandonment, and tubing testing. Our operations are concentrated in the major onshore oil and natural gas producing regions of Texas, with additional locations in Mississippi, in Pennsylvania and, prior to the disposition of our assets in Mexico in January 2012, in Mexico. We believe that our broad range of services, which extends from initial drilling, through production, to eventual abandonment, is fundamental to establishing and maintaining the flow of oil and natural gas throughout the life cycle of our customers' wells.

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

3. Basis of Presentation
Interim Financial Information
The unaudited condensed consolidated financial statements of the Forbes Group are prepared in conformity with accounting principles generally accepted in the United States of America, or “GAAP” for interim financial reporting. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted. Therefore, these condensed consolidated financial statements should be read along with the annual audited consolidated financial statements and notes thereto included in Forbes Group’s Annual Report on Form 10-K for the year ended December 31, 2012. In management’s opinion, all adjustments necessary for a fair statement are reflected in the interim periods presented. Interim results for the three months ended March 31, 2013 may not be indicative of results that will be realized for the full year ending December 31, 2013. All significant intercompany accounts and transactions have been eliminated in consolidation.
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

Foreign Currency Translation

The functional currency of our Mexican subsidiaries is the Mexican peso. Accordingly, all balance sheet accounts of this operation are translated into Unites States dollars using the current exchange rate in effect at the balance sheet date. The expenses of our Mexican subsidiaries are translated using the average exchange rates in effect during the period, and the gains and losses from foreign currency translation are recorded in the period as a component of income or expense.
Recent Accounting Pronouncements
In December 2011, the FASB issued ASU No. 2011-11, "Balance Sheet" ("ASU 2011-11"). The standard amends and expands disclosure requirements about balance sheet offsetting and related arrangements. ASU 2011-11 became effective for the Forbes Group on January 1, 2013. We did not experience any impact to our results of operations, financial position or liquidity when the guidance became effective.

4. Other Intangible Assets
Other intangible assets are subject to amortization for the period of time which the assets are expected to contribute directly or indirectly to future cash flows under the guidance of ASC 350.
Our major classes of intangible assets subject to amortization under ASC 350 consist of our customer relationships, trade names, safety training program, dispatch software, and other. The Company expenses costs associated with extensions or renewals of intangible assets. There were no such extensions or renewals in the three months ended March 31, 2013 or March 31, 2012. Amortization expense is calculated using the straight-line method over the period indicated. Amortization expense for the three months ended March 31, 2013 and March 31, 2012 from continuing operations was $0.7 million. Estimated amortization expense for each of the five succeeding fiscal years is $2.9 million per year. The weighted average amortization period remaining for intangible assets is 9.5 years.

The following sets forth the identified intangible assets by major asset class:

		As of March 31, 2013			As of December 31, 2012
	Useful Life (years)	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
		(in thousands)
Customer relationships	15	$31,896	$(11,164)	$20,732	$31,896	$(10,632)	$21,264
Trade names	15	8,050	(2,817)	5,233	8,050	(2,683)	5,367
Safety training program	15	1,182	(414)	768	1,182	(394)	788
Dispatch software	10	1,135	(596)	539	1,135	(568)	567
Other	10	58	(31)	27	58	(29)	29
		$42,321	$(15,022)	$27,299	$42,321	$(14,306)	$28,015

5. Share-Based Compensation
Incentive Compensation Plans
From time to time, the Company grants stock options, restricted stock units, or other awards to its employees, including executive officers, and directors. Prior to July 9, 2012, these awards were granted pursuant to the Company's 2008 Incentive Compensation Plan, or the 2008 Plan. On July 9, 2012, at the Company's 2012 Annual Meeting of Shareholders, the Company's shareholders approved the Company's 2012 Incentive Compensation Plan, or the 2012 Plan. No further awards will be made under the 2008 Plan, however, outstanding awards granted under the 2008 Plan will remain subject to the terms and conditions of the 2008 Plan. Any shares of common stock that are available to be granted under the 2008 Plan, but which are not subject to outstanding awards under the 2008 Plan, including shares that become available due to the future lapse or forfeiture of outstanding awards, will be added to the 1,022,500 shares of common stock authorized for issuance under the 2012 Plan. After taking into account the restricted stock and restricted stock units granted during 2012 and the first quarter of 2013 (as discussed in the Restricted Stock and Restricted Stock Units paragraph below), there were 1,255,286 shares available for future grants under the 2012 Incentive Compensation Plan. There have been no stock option awards issued under the 2012 Plan.

Stock Options
The following table presents a summary of the Company’s stock option activity for the three months ended March 31, 2013.

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at December 31, 2012	1,997,925	$7.51	7.73 years	$—
Stock options:
Granted	—
Exercised	—	—
Forfeited	(152,750)	8.36
Options outstanding at March 31, 2013	1,845,175	$7.43	7.43 years	$533,925
Vested and expected to vest at March 31, 2013	1,218,725	$6.55	6.95 years	$533,925
Exercisable at March 31, 2013	1,218,725	$6.55	6.95 years	$533,925

During the three months ended March 31, 2013 and March 31, 2012, the Company recorded total stock-based compensation expense related to stock options of $0.3 million and $1.8 million, respectively. There were no stock-based compensation costs capitalized for the periods ended March 31, 2013 or March 31, 2012. As of March 31, 2013, total unrecognized stock-based compensation cost for stock options amounted to $3.5 million, (net of estimated forfeitures) and is expected to be recorded over a weighted-average period of 1.42 years.
Restricted Stock
There was no restricted stock granted for the period ended March 31, 2013. The table below presents restricted stock vesting activity for the period ended March 31, 2013.

	Number of Units	Grant Date Average Fair Value Per Unit
Outstanding at December 31, 2012	41,666	$6.15
Granted	—	—
Vested	(41,666)	6.15
Forfeited	—	—
Nonvested at March 31, 2013	—	$—

Restricted Stock Units
There were 571,394 restricted stock units granted or reserved for the period ended March 31, 2013. On January 2, 2013, the stock portion of the executive bonus plan was issued consisting of 128,895 shares which vested immediately. On January 4, 2013, the executive longevity awards were granted consisting of 338,333 shares. These shares vest in three tranches annually over a three year period. The third grant was on February 21, 2013, this grant consisted of 104,166 shares. Of these, 62,500 vested immediately and 41,666 vest over a one year period.
    The following table presents a summary of restricted stock unit grant activity for the period ended March 31, 2013:

	Number of Units	Grant Date Average Fair Value Per Unit
Outstanding at December 31, 2012	124,753	$3.45
Granted	571,394	3.00
Vested	(227,251)	2.99
Forfeited	—	—
Nonvested at March 31, 2013	468,896	$3.12
In the three months ended March 31, 2013, participants utilized a net withholding exercise method, in which restricted stock units were surrendered to cover payroll withholding tax. The cumulative net shares issued to the participants were 49,575 out of 66,100 vested shares of restricted stock units. The total pretax cash outflow, as included in withholding tax payments in our condensed consolidated statements of cash flows, for this net withholding exercise was $50,567 .
Stock compensation expense for the restricted stock units granted for the period ended March 31, 2013 was $0.4 million. The remaining compensation expense will be recognized over a weighted-average period of 2.19 years. For the three months ended March 31, 2013, $0.1 million was recorded to accrue for the executive stock bonus for the performance based management bonus plan and is reflected as a current liability in our consolidated financial statements. The stock compensation expense for the executive stock bonus which was awarded in January 2013 was recorded for the year ended December 31, 2012. The expense related to this grant was $0.3 million.

6. Property and Equipment
Property and equipment consisted of the following:

	Estimated Life in Years	March 31, 2013	December 31, 2012
		(in thousands)
Well servicing equipment	3-15 years	$395,101	$390,443
Autos and trucks	5-10 years	101,659	102,874
Disposal wells	5-15 years	34,044	32,437
Building and improvements	5-30 years	12,219	11,188
Furniture and fixtures	3-15 years	4,435	3,870
Land		1,227	1,227
		548,685	542,039
Accumulated depreciation		(203,750)	(193,597)
		$344,935	$348,442
Depreciation expense from continuing operations was $12.3 million and $10.7 million for the three months ended March 31, 2013 and March 31, 2012, respectively.

7. Long-Term Debt
Long-term debt at March 31, 2013 and December 31, 2012 consisted of the following:

	March 31, 2013	December 31, 2012
	(in thousands)
9% Senior Notes	$280,000	$280,000
Third party equipment notes and capital leases	17,264	18,425
Insurance notes	5,261	7,922
	302,525	306,347
Less: Current portion	(9,972)	(13,026)
	$292,553	$293,321
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
The 9% Senior Notes are guaranteed by the current domestic subsidiaries (the “Guarantor Subs”) of FES Ltd, which include Forbes Energy Services LLC (“FES LLC”), C.C. Forbes, LLC (“CCF”), TX Energy Services, LLC (“TES”), Superior Tubing Testers, LLC (“STT”) and Forbes Energy International, LLC (“FEI LLC”). All of the Guarantor Subs are 100% owned and each guarantees the securities on a full and unconditional and joint and several basis, subject to customary release provisions. Prior to January 12, 2012, FES Ltd had two 100% owned indirect Mexican subsidiaries or the Non-Guarantor Subs that had not guaranteed the 9% Senior Notes. In January 2012, one of those two Mexican subsidiaries was sold along with the business and substantially all of our long-lived assets located in Mexico. Prior to January 12, 2012, FES Ltd had a branch office in Mexico and conducted operations independent of the Non-Guarantor Subs. The Guarantor Subs represent the majority of the Company's operations. The Forbes Group may, at its option, redeem all or part of the 9% Senior Notes from time to time at specified redemption prices and subject to certain conditions required by the indenture governing the 9% Senior Notes (the “9% Senior Indenture”). The Forbes Group is required to make an offer to purchase the notes and to repurchase any notes for which the offer is accepted at 101% of their principal amount, plus accrued and unpaid interest, if there is a change of control.

The Forbes Group is required to make an offer to repurchase the notes and to repurchase any notes for which the offer is accepted at 100% of their principal amount, plus accrued and unpaid interest, following certain asset sales.
The Forbes Group is permitted under the terms of the 9% Senior Indenture to incur additional indebtedness in the future, provided that certain financial conditions set forth in the 9% Senior Indenture are satisfied. The Forbes Group is subject to certain covenants contained in the 9% Senior Indenture, including provisions that limit or restrict the Forbes Group's and certain future subsidiaries' abilities to incur additional debt, to create, incur or permit to exist certain liens on assets, to make certain dispositions of assets, to make payments on certain subordinated indebtedness, to pay dividends or certain other payments to equity holders, to engage in mergers, consolidations or other fundamental changes, to change the nature of its business or to engage in transactions with affiliates. Due to cross-default provisions in the indenture governing our 9% Senior Notes and the loan agreement governing our revolving credit facility, with certain exceptions, a default and acceleration of outstanding debt under one debt agreement would result in the default and possible acceleration of outstanding debt under the other debt agreement. Accordingly, an event of default could result in all or a portion of our outstanding debt under our debt agreements becoming immediately due and payable. If this occurred, we might not be able to obtain waivers or secure alternative financing to satisfy all of our obligations simultaneously, which might even force us to seek bankruptcy protection.

The Company is in compliance with the covenants in the indenture governing the 9% Senior Notes at March 31, 2013.

Revolving Credit Facility
On September 9, 2011, FES Ltd. and its domestic subsidiaries (with the exception of FES CAP, which was subsequently dissolved in November 2011) entered into a loan and security agreement with Regions Bank, SunTrust Bank, CIT Bank and Capital One Leverage Finance Corp., as lenders, and Regions Bank, as agent for the secured parties, or the Agent. The loan and security agreement provides for an asset based revolving credit facility with a maximum initial borrowing credit of $75.0 million, subject to borrowing base availability. As of March 31, 2013, $72.1 million was available under this new credit facility due to outstanding letters of credit in the amount of $2.9 million under the facility. The loan and security agreement has a stated maturity of September 9, 2016. The proceeds of this credit facility can be used for the purchase of well services equipment, permitted acquisitions, general operations, working capital and other general corporate purposes. There was nothing drawn on this facility and $2.9 million in letters of credit outstanding against the facility at March 31, 2013.
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
At our option, borrowings under this new credit facility will bear interest at a rate equal to either (i) the LIBOR rate plus an applicable margin of between 2.25% to 2.75% based on borrowing availability or (ii) a base rate plus an applicable margin of between 1.25% to 1.75% based on borrowing availability, where the base rate is equal to the greater of the prime rate established by Regions Bank, the overnight federal funds rate plus 0.50% or the LIBOR rate for a one month period plus 1.00%.
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

(iii) restrictions on making certain investments; (iv) restrictions on the incurrence or existence of indebtedness; (v) restrictions on transactions with affiliates; (vi) requirements to deliver financial statements, report and notices to the Agent and (vii) a springing requirement to maintain a consolidated Fixed Charge Coverage Ratio (which is defined in the loan and security agreement) of 1.1:1.0 in the event that our excess availability under the credit facility falls below the greater of $11.3 million or 15.00% of our maximum credit under the facility for sixty consecutive days; provided that, the restrictions described in (i)-(v) above are subject to certain exceptions and permissions limited in scope and dollar value. The loan and security agreement also contains customary representations and warranties and event of default provisions. As of March 31, 2013 we are in compliance with all applicable covenants in the loan and security agreement.
Third Party Equipment Notes and Capital Leases
During the past few years, the Forbes Group financed the purchase of certain vehicles and equipment through commercial loans with Paccar Financial Group, Mack Financial Services, Enterprise Fleet Management, and Regions Equipment Finance and capital leases, with aggregate principal amounts outstanding as of March 31, 2013 and December 31, 2012 of approximately $17.3 million and $18.4 million, respectively. These loans are repayable in a range of 42 to 60 monthly installments with the maturity dates ranging from May 2013 to January 2018. Interest accrues at rates ranging from 4.2% to 8.4% and is payable monthly. The loans are collateralized by equipment purchased with the proceeds of such loans. The Forbes Group paid total principal payments of approximately $1.6 million and $4.5 million for the three months ended March 31, 2013 and the year ended December 31, 2012 , respectively.
Insurance Notes
During 2012, the Forbes Group entered into promissory notes with First Insurance Funding for the payment of insurance premiums in an aggregate principal amount outstanding as of March 31, 2013 and December 31, 2012 of approximately $5.2 million and $7.9 million, respectively. These notes are or were payable in twelve monthly installments during the period of the insurance coverage with a maturity date of September 15, 2013. Interest accrues or accrued at a rate of approximately 3.3% for 2013 and 2012, and is payable monthly. The amount outstanding could be substantially offset by the cancellation of the related insurance coverage.

8. Fair Value of Financial Instruments
The following is a summary of the carrying amounts and estimated fair values of our financial instruments as of March 31, 2013 and December 31, 2012. Fair value is defined as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.
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

	March 31, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
9.0% Senior Notes	$280,000	$270,200	$280,000	$249,200

9. Related Party Transactions
The Forbes Group enters into transactions with related parties in the normal course of conducting business. Accounts receivable-related parties and Accounts payable-related parties result from transactions with related parties which the Forbes Group believes are on terms consistent with those available to third party customers and from third party vendors. The following tables represent related party transactions.

	As of
	March 31, 2013	December 31, 2012
	(in thousands)
Related parties cash balances:
Balance at Texas Champion Bank (12)	$2,442	$983
Balance at Brush Country Bank (13)	203	209

Related parties receivable:
Dorsal Services, Inc. (3)	77	60
	$77	$60
Related parties payable:
Alice Environmental Services, LP/Alice Environmental Holding LLC (1)	$15	$10
Dorsal Services, Inc. (3)	4	—
Tasco Tool Services, Inc. (4)	9	—
Resonant Technology Partners (7)	70	19
Wolverine Construction, Inc. (8)	28	39
	$126	$68
	For the three months ending March 31,
	2013	2012
	(in thousands)
Related parties capital expenditures:
Alice Environmental Services, LP/Alice Environmental Holding LLC (1)	$—	$1,064
Resonant Technology Partners (7)	36	15
	$36	$1,079
Related parties revenue activity:
CJ Petroleum Service LLC (2)	—	18
Dorsal Services, Inc. (3)	17	5
Tasco Tool Services, Inc. (4)	20	1
Wolverine Construction, Inc. (8)	—	39
Texas Quality Gate Guard Services, LLC (10)	—	1
	$37	$64
Related parties purchasing activity:
Alice Environmental Services, LP/Alice Environmental Holding LLC (1)	$463	$1,346
CJ Petroleum Service LLC (2)	—	140
Dorsal Services, Inc. (3)	22	14
Tasco Tool Services, Inc. (4)	9	15
FCJ Management, LLC (5)	9	9
C&F Partners, LLC (6)	—	163
Resonant Technology Partners (7)	93	116
Wolverine Construction, Inc. (8)	—	3
JITSU Services, LLC (9)	101	101
Texas Quality Gate Guard Services, LLC (10)	65	166
Animas Holdings, LLC (11)	19	26
	$781	$2,099

(1)Messrs. John E. Crisp and Charles C. Forbes, Jr., executive officers and directors of FES Ltd., are also owners and managers of Alice Environmental Holdings, LLC or AEH, and indirect owners and managers of Alice Environmental Services, LP, or AES. The Company leases or rents land and buildings, disposal wells, aircraft, and other equipment from AES.
(2)CJ Petroleum Service LLC or CJ Petroleum, is a company that owns salt water disposal wells and is owned by Messrs. Crisp and Forbes, two sons of Mr. Crisp and Janet Forbes, a director of FES Ltd. The Company pays CJ Petroleum to use their disposal wells.
(3)Dorsal Services, Inc. provides trucking services to the Company. Mr. Crisp, an executive officer and director and Denyce Crisp, the ex-wife of John Crisp, are partial owners of Dorsal Services, Inc.
(4)Tasco Tool Services, Inc. is a down-hole tool company that is partially owned and managed by a company that is owned by Mr. Forbes, both an executive officer and director of FES Ltd., along with Robert Jenkins a manager of one of the subsidiaries of FES Ltd. Tasco rents and sells tools to the Company from time to time.
(5)FCJ Management, LLC or FCJ, is an entity that leases land and facilities to the Company and is owned by Messrs. Crisp, and Forbes and Robert Jenkins, a manager of one of the subsidiaries of FES Ltd.
(6)C&F Partners, LLC is an entity that is owned by Messrs. Crisp and Forbes. The Company had expenses with regard to C&F Partners, LLC related to aircraft rental.
(7)Resonant Technology Partners is a computer networking group that provides services to the Company. Travis Burris, a director of the company had a noncontrolling interest in the computer networking Company, which was sold in July 2012.
(8)Wolverine Construction, Inc. is an entity that is owned by two sons and a brother of Mr. Crisp, an executive officer and director of FES Ltd., and a son of Mr. Forbes, an executive officer and director of FES Ltd. Wolverine provided construction and site preparation services to certain customers of the Company.
(9)JITSU Services, LLC or JITSU, is a financial leasing company owned by Janet Forbes, a director of the Company and Mr. Crisp. The Company currently leases ten vacuum trucks from JITSU.
(10)Texas Quality Gate Guard Services, LLC, or Texas Quality Gate Guard Services, is an entity owned by Messrs. Crisp and Forbes and a son of Mr. Crisp, an executive officer and director of FES Ltd. Texas Quality Gate Guard Services has provided security services to the Company.
(11)Animas Holdings, LLC or Animas, is a property and disposal company that is owned by the two sons of Mr. Crisp and three children of Mr. Forbes and Ms. Forbes. The Company pays Animas for waste water disposal and lease facilities.
(12)The Company has a deposit relationship with Texas Champion Bank. Travis Burris, one of the directors of FES Ltd., is also the President, Chief Executive Officer, and director of Texas Champion Bank. Mr. Crisp, our President and Chief Executive Officer, serves on the board of directors.
(13)Messrs. Crisp and Forbes are directors and shareholders of Brush Country Bank, an institution with which the Company conducts business and has deposits.

10. Commitments and Contingencies

Concentrations of Credit Risk
Financial instruments which subject the Company to credit risk consist primarily of cash balances maintained in excess of federal depository insurance limits and trade receivables. All of our non-interest bearing cash balances were fully insured at December 31, 2012 due to a temporary federal program in effect from December 31, 2010 through December 31, 2012. Under the program, there is no limit to the amount of insurance for eligible accounts. Beginning 2013, insurance coverage will revert to $250,000 per depositor at each financial institution, and our non-interest bearing cash balances may again exceed federally insured limits. The Company restricts investment of temporary cash investments to financial institutions with high credit standings. The Company's customer base consists primarily of multi-national and independent oil and natural gas producers. The Company does not require collateral on its trade receivables. For the period ended March 31, 2013 the Company's largest customer, five largest customers, and ten largest customers constituted 9.2%, 33.0%, and 50.2% of consolidated revenues, respectively. The loss of any one of our top five customers would have a materially adverse effect on the revenues and profits of the company. Further, our trade accounts receivable are from companies within the oil and natural gas industry and as such the Company is exposed to normal industry credit risks. As of March 31, 2013, the Company's largest customer, five largest customers, and ten largest customers constituted 10.4%, 34.1%, and 51.0% of accounts receivable, respectively. The Company continually evaluates its reserves for potential credit losses and establishes reserves for such losses.
Self-Insurance

The Company is self-insured under its Employee Group Medical Plan for the first $250,000 per individual. Incurred and unprocessed claims as of March 31, 2013 and December 31, 2012 amount to approximately $3.2 million and $4.6 million, respectively. These claims are unprocessed; therefore their values are estimated and included in accrued expenses in the accompanying consolidated balance sheets. In addition, to accruals for the self-insured portion of the Employee Group Medical Benefits Plan, the liability for incurred and unprocessed claims also includes estimated “run off” liabilities payable at future dates related to the worker's compensation, general liability and automobile liability self-insurance program that was eliminated in October 2009.

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

11. Supplemental Cash Flow Information

	Three months ended March 31,
	2013	2012
	(in thousands)
Cash paid for
Interest	$418	$194
Income tax	$—	$225
Supplemental schedule of non-cash investing and financing activities
Changes in accounts payable related to capital expenditures	$460	$8,581
Capital leases on equipment	$414	$1,870
Preferred stock dividends and accretion costs	$10	$10

12. Earnings per Share
Basic earnings per share (“EPS”) is computed by dividing net income available to common shareholders by the weighted average common stock outstanding during the period. Diluted earnings (loss) per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock, such as options and convertible preferred stock, were exercised and converted into common stock. Potential common stock equivalents that have been issued by the Forbes Group relate to outstanding stock options and unvested restricted stock units which are determined using the treasury stock method, and the Series B Senior Convertible Preferred Stock (the “Series B Preferred Stock”), which are determined using the “if converted” method. In applying the if-converted method, conversion is not assumed for purposes of computing diluted EPS if the effect would be antidilutive. As of March 31, 2013 and March 31, 2012, there were 1,845,175 and 2,034,675 options to purchase common stock outstanding, respectively and 588,059 Series B Senior Convertible Preferred Stock. The preferred stock is convertible at a rate of nine shares of common stock to one share of Series B Preferred Stock.
The Company has determined that the Series B Preferred Stock are participating securities under ASC 260. Under ASC 260, a security is considered a participating security if the security may participate in undistributed earnings with common stock, whether that participation is conditioned upon the occurrence of a specified event or not. In accordance with ASC 260, a company is required to use the two-class method when computing EPS when a company has a security that qualifies as a “participating security.” The two-class method is an earnings allocation formula that determines EPS for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. A participating security is included in the computation of basic EPS using the two-class method. Under the two-class method, basic EPS for the Company’s common stock is computed by dividing net income applicable to common shares by the weighted-average common stock outstanding during the period. Under the certificate of designation for our Series B Preferred Stock (the “Series B Certificate of Designation”), if at any time the Company declares a dividend in cash which is greater in value than five percent on a cumulative basis over the previous twelve month period of the then current “Common Share Fair Market Value,” as that term is defined in the Series B Certificate of Designation, the Series B Preferred Stock will be entitled to receive a dividend payable in cash equal to the amount in excess of five percent of the then Common Share Fair Market Value per common share they would have received if all outstanding Series B Preferred Stock had been converted into common shares. There was a net loss for the quarter ended March 31, 2013 and there were no earnings allocated to the Series B

Preferred Stock for the quarters ended March 31, 2013 and 2012 since earnings for the quarter were not in excess of amounts prescribed by the Series B Certificate of Designation for our Series B Preferred Stock, for the quarter ended March 31, 2012. Diluted EPS for the Company’s common stock is computed using the more dilutive of the two-class method or the if-converted method. The following table sets forth the reconciliation of weighted average shares outstanding and diluted weighted average shares outstanding:

	Three months ended March 31,
	2013	2012
	(in thousands)
Weighted average shares outstanding	21,280	20,979
Dilutive effect of stock options and restricted stock	—	311
Dilutive effect of preferred stock	—	5,292
Diluted weighted average shares outstanding	21,280	26,582

There were 1,845,175 stock options, 468,896 units of restricted stock, and 5,292,531 shares of common stock equivalents underlying the Series B Preferred Stock outstanding as of March 31, 2013 that were not included in the calculation of diluted EPS for the three months ended March 31, 2013 because their effect would have been antidilutive.
The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three months ended March 31,
	2013	2012
	(in thousands, except per share amounts)
Basic:
Net income (loss)	$(2,726)	$6,343
Preferred stock dividends and accretion	(194)	(194)
Net income (loss) attributable to common shareholders	(2,920)	6,149
Weighted-average common shares	21,280	20,979
Basic earnings (loss) per share	$(0.14)	$0.29
Diluted:
Net income (loss)	$(2,726)	$6,343
Preferred stock dividends and accretion	(194)	—
Net income (loss) attributable to common shareholders	(2,920)	6,343
Weighted-average shares of common stock	21,280	26,582
Diluted earnings (loss) per share	$(0.14)	$0.24

13. Income Taxes
The Company’s tax benefit from application of the effective tax rate for the three months ended March 31, 2013 was estimated to be 22.65% based on pre-tax loss of $3.4 million. For the three months ended March 31, 2012, the Company's effective tax rate was an expense of 39.25%. The difference between the effective rate and 35.0% statutory rate is mainly due to tax rate benefit for the Texas Margins Tax and non-deductible expenses.
The Forbes Group is subject to the Texas Margins Tax. The Texas Margins Tax is a tax equal to one percent of Texas-sourced revenue reduced by the greater of (a) cost of goods sold (as defined by Texas law), (b) compensation (as defined by Texas law) or (c) thirty percent of the Texas-sourced revenue. The Forbes Group accounts for the revised Texas Franchise tax in accordance with ASC 740, as the tax is derived from a taxable base that consists of income less deductible expenses. As of March 31, 2013, the annual franchise tax expense is estimated to be approximately $0.4 million for 2013.

14. Business Segment Information
The Forbes Group has determined that it has two reportable segments organized based on its products and services—well servicing and fluid logistics. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

Well Servicing
At March 31, 2013, our well servicing segment utilized our modern fleet of 162 owned well servicing rigs (which included 152 workover rigs and ten swabbing rigs), four coiled tubing spreads, nine tubing testing units, and related assets and equipment. These assets are used to provide (i) well maintenance, including remedial repairs and removal and replacement of down-hole production equipment, (ii) well workovers, including significant down-hole repairs, re-completions and re-perforations, (iii) completion and swabbing activities, (iv) plugging and abandoning services, and (v) pressure testing of oil and natural gas production tubing and scaning tubing for pitting and wall thickness using tubing testing units.
Fluid Logistics
The fluid logistics segment consists of operations in the U.S., which provide, transport, store and dispose of a variety of drilling and produced fluids used in and generated by oil and natural gas production activities. These services are required in most workover and completion projects and are routinely used in daily producing well operations.
The following tables sets forth certain financial information from continuing operations with respect to the Company’s reportable segments for the three months ended March 31, 2013 and March 31, 2012:

	Three months ended March 31,
	Well Servicing	Fluid Logistics	Consolidated
2013	(in thousands)
Operating revenues	$50,164	$51,574	$101,738
Direct operating costs	40,338	37,433	77,771
Segment profits	$9,826	$14,141	$23,967
Depreciation and amortization	$5,692	$7,310	$13,002
Capital expenditures	4,401	5,429	9,830
Total assets	538,877	472,078	1,010,955
Long lived assets	198,453	146,482	344,935

2012
Operating revenues	$52,240	$79,245	$131,485
Direct operating costs	39,088	54,856	93,944
Segment profits	$13,152	$24,389	$37,541
Depreciation and amortization	$5,582	$5,839	$11,421
Capital expenditures	10,685	43,084	53,769
Total assets	507,220	425,593	932,813
Long lived assets	200,223	128,575	328,798

	Three months ended March 31,
	2013	2012
Reconciliation of the Forbes Group Operating Income As Reported:	(in thousands)
Segment profits	$23,967	$37,541
General and administrative expense	7,334	10,670
Depreciation and amortization	13,002	11,421
Operating income	3,631	15,450
Other income and expenses, net	(6,991)	(6,872)
Income (loss) from continuing operations before income taxes	$(3,360)	$8,578

	March 31, 2013	December 31, 2012
Reconciliation of the Forbes Group Assets As Reported:	(in thousands)
Total reportable segments	$1,010,955	$999,388
Elimination of internal transactions	(1,533,504)	(1,510,855)
Parent	1,033,499	1,024,168
Total assets	$510,950	$512,701

15. Equity Securities

Common Stock

Holders of common stock have no pre-emptive, redemption, conversion, or sinking fund rights. Holders of common stock are entitled to one vote per share on all matters submitted to a vote of holders of common stock. Unless a different majority is required by law or by the bylaws, resolutions to be approved by holders of common stock require approval by a simple majority of votes cast at a meeting at which a quorum is present. In the event of the liquidation, dissolution, or winding up of the Company, the holders of common stock are entitled to share equally and ratably in the Company's assets, if any, remaining after the payment of all of its debts and liabilities, subject to any liquidation preference on any issued and outstanding preferred stock.

Series B Senior Convertible Preferred Stock
Under our Certificate of Designation, we are authorized to issue 825,000 shares of Series B Senior Convertible Preferred Stock (the “Series B Preferred Stock”), par value $0.01 per share. On May 28, 2010 the Company completed a private placement of 580,800 shares of Series B Preferred Stock at a price per share of CAD $26.37 for an aggregate purchase price in the amount of USD $14,520,000 based on the exchange rate between U.S. dollars and Canadian dollars then in effect of $1.00 to CDN $1.0547. The Company received net proceeds of USD $13.8 million after closing fee paid to investors of USD $0.3 million and legal fees and other offering costs of USD $0.4 million. This is presented as temporary equity on the balance sheet. The common stock into which the Series B Preferred Stock is convertible has certain demand and “piggyback” registration rights.
The Company paid a closing fee to the Investors of $0.3 million which is netted with the proceeds from the sale of the Series B Preferred Stock in temporary equity on the consolidated balance sheet. The value of the Series B Preferred Stock, for accounting purposes, is being accreted up to redemption value from the date of issuance to the earliest redemption date of the instrument using the effective interest rate method. If the Series B Preferred Stock had been redeemed as of March 31, 2013 and December 31, 2012, the redemption amount would have been approximately $14.5 million and $14.5 million.

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
Preferred stock dividends are recorded at their fair value. If paid in cash, the amount paid represents fair value. If paid in kind, the fair value of the preferred stock dividends is determined using valuation techniques that include a component representing the intrinsic value of the dividends (which represents the fair value of the common stock into which the preferred stock could be converted) and an option component (which is determined using a Black-Scholes Option Pricing Model). Dividends and accretion for the periods ended March 31, 2013 and March 31, 2012 were $0.2 million. The Company has paid the quarterly dividends through March 31, 2013.

16. Discontinued Operations
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

The following table presents the results of discontinued operations:

	Three months ended March 31,
	2013	2012
	(in thousands)
Revenues	$—	$2,787
Expenses
Direct costs	—	3,683
General and administrative	195	714
Total expenses	195	4,397
Operating income (loss)	(195)	(1,610)
Interest expense	—	(1)
Gain on sale of assets	—	3,547
Income before income taxes	(195)	1,936
Income tax expense (benefit)	(68)	804
Net income (loss)	$(127)	$1,132

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with the audited consolidated financial statements for the year ended December 31, 2012 included in our Annual Report on Form 10-K. Any forward-looking statements made by or on our behalf are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Readers are cautioned that such forward-looking statements involve risks and uncertainties in that the actual results may differ materially from those projected in the forward-looking statements. Important factors that could cause actual results to differ include risks set forth in the Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2012.
Overview
Forbes Energy Services Ltd., or FES Ltd., is an independent oilfield services contractor that provides a wide range of well site services to oil and natural gas drilling and producing companies to help develop and enhance the production of oil and natural gas. These services include fluid hauling, fluid disposal, well maintenance, completion services, workovers and re-completions, plugging and abandonment, and tubing testing. Our operations are concentrated in the major onshore oil and natural gas producing regions of Texas, with additional locations in Mississippi, in Pennsylvania and, prior to the disposition of our Mexican assets in January 2012, which is discussed below, in Mexico. We believe that our broad range of services, which extends from initial drilling, through production, to eventual abandonment, is fundamental to establishing and maintaining the flow of oil and natural gas throughout the life cycle of our customers’ wells. Our headquarters and executive offices are located at 3000 South Business Hwy 281, Alice, Texas 78332. We can be reached by phone at (361) 664-0549.
As used in this Quarterly Report on Form 10-Q, the “Company,” the “Forbes Group,” “we,” and “our” mean FES Ltd. and its subsidiaries, except as otherwise indicated. Unless otherwise indicated, all financial or operational data presented herein relates to our continuing operations, excluding our operations in Mexico, which were sold in January 2012.
We currently provide a wide range of services to a diverse group of companies. During the three months ended March 31, 2013, we provided services to over 515 companies. Our blue-chip customer base includes Anadarko Petroleum Corporation, Chesapeake Energy Corporation, ConocoPhillips Company, Rosetta Resources, Inc., and Shell Oil Company, among others. John E. Crisp, Charles C. Forbes, and our senior management team, have cultivated deep and ongoing relationships with these customers during their average of over 35 years of experience in the oilfield services industry. For the three months ended March 31, 2013, we generated consolidated revenues of approximately $101.7 million.
We currently conduct our operations through the following two business segments:

•
Well Servicing. Our well servicing segment comprised 49.3% of consolidated revenues for the three months ended March 31, 2013. At March 31, 2013, our well servicing segment utilized our modern fleet of 162 well servicing rigs, (which included 152 workover rigs and ten swabbing rigs), four coiled tubing spreads, nine tubing testing units, and related assets and equipment. These assets are used to provide (i) well maintenance, including remedial repairs and removal and replacement of down-hole production equipment, (ii) well workovers, including significant down-hole repairs, re-completions and re-perforations, (iii) completion and swabbing activities, (iv) plugging and abandonment services, and (v) pressure testing of oil and natural gas production tubing and scanning tubing for pitting and wall thickness using tubing testing units.

•
Fluid Logistics. Our fluid logistics segment comprised 50.7% of consolidated revenues for the three months ended March 31, 2013. Our fluid logistics segment utilized our fleet of owned or leased fluid transport trucks and related assets, including specialized vacuum, high-pressure pump and tank trucks, frac tanks, water wells, salt water disposal wells and facilities, and related equipment. These assets are used to provide, transport, store, and dispose of a variety of drilling and produced fluids used in, and generated by, oil and natural gas production. These services are required in most workover and completion projects and are routinely used in daily operations of producing wells. We have begun doing customer demonstrations of our water recycling unit. Once it is permitted, we plan on deploying this equipment.

We believe that our two business segments are complementary and create synergies in terms of selling opportunities. Our multiple lines of service allow us to capitalize on our existing customer base to grow within existing markets, generate more business from existing customers, and increase our operating profits. By offering our customers the ability to reduce the number of vendors they use, we believe we help improve our customers’ efficiency. This is demonstrated by the fact that 62.7% of our revenues for the three months ended March 31, 2013 were from customers that utilized services from both of our business segments. Further, by having multiple service offerings that span the life cycle of the well, we believe we have a competitive advantage over smaller competitors offering more limited services.

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
Workover Rig Rates
Our well servicing segment revenues are dependent on the prevailing market rates for workover rigs. Rates and utilization for workover rigs increased through the year ended 2011 and stabilized in the fourth quarter 2011. Utilization and rates generally decreased during 2012. Rates for the first quarter of 2013 were at approximately the same levels as the rates in the fourth quarter of 2012.
Fluid Logistics Rates
Our fluid logistics segment revenues are dependent on the prevailing market rates for fluid transport trucks and the related assets, including specialized vacuum, high-pressure pump and tank trucks, frac tanks, and salt water disposal wells. Pricing and utilization increased through 2011 and decreased through the end of 2012. Rates for the first quarter of 2013 were at approximately the same levels as rates in the fourth quarter of 2012.
Operating Expenses
Utilization and demand increased from 2011 and decreased through the end of 2012 and as a result we experienced cost pressures in areas such as labor where we incurred additional cost increases primarily in the form of increased pay rates. Future earnings and cash flows will be dependent on our ability to manage our overall cost structure and either maintain our existing prices or obtain price increases from our customers as our operating costs increase.
Equipment rental and lease costs continue to be a significant component of our operating expense. As described in the following paragraph, we made certain capital expenditures throughout 2012 that replaced certain leased or rented equipment. Nevertheless, we expect that we will continue to meet certain equipment needs through rental or leasing arrangements. During 2012, we entered into operating leases for vacuum trucks vacuum trailers, support trucks, pressure pumping units, crane trucks, nitrogen pumping units, and a transport trailer. During the first quarter of 2013, we entered into operating leases for one crane truck and two nitrogen pumping units, related to coiled tubing assets in our well servicing segment.

Capital Expenditures

During the first three months of 2013 we purchased two nitrogen pumping units, eleven specialty frac tanks, three vacuum trucks, plus incurred the associated costs of placing this equipment in service. In addition, the Company continues to evaluate salt water disposal well and facility locations to better serve its customers. In May 2013, the Company received its fifth coiled tubing unit and an additional nitrogen-fluid combination pumping unit. This unit completed the five coiled tubing spreads the Company ordered in early 2012. There are currently no outstanding orders for additional coiled tubing or other equipment.
Presentation
The following discussion and analysis is presented on a consolidated basis to reflect the results of continuing operations and financial condition of the Forbes Group. The financial information as of and for the three months ended March 31, 2013 and March 31, 2012 is presented on a consolidated basis for FES Ltd. and its subsidiaries. Unless otherwise indicated, all financial or operational data presented herein relates to our continuing operations, excluding our operations in Mexico, which were sold in January 2012. Notwithstanding the foregoing, financial information regarding cash flows presented herein includes cash flows from our discontinued operations.

Results of Operations
The following discussion, as well as the discussion found under “Liquidity and Capital Resources,” compares our consolidated financial information for the three months ended March 31, 2013 to the three months ended March 31, 2012.
Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012
The following table compares our operating results for the three months ended March 31, 2013 and 2012 (in thousands, except percentages). Operating expenses excludes general and administrative expenses, depreciation, and amortization.

	Revenue		Operating Expenses
	2013	2012	2013	% of revenues	2012	% of revenue	Change	% Change
Well Servicing	$50,164	$52,240	$40,338	80.4%	$39,088	74.8%	$1,250	3.2%
Fluid Logistics	51,574	79,245	37,433	72.6%	54,856	69.2%	(17,423)	(31.8)%
Total	$101,738	$131,485	$77,771	76.4%	$93,944	71.4%	$(16,173)	(17.2)%
The following table compares segment profits for the three months ended March 31, 2013 and 2012 (in thousands, except percentages).

	2013		2012
	$	%	$	%
Well servicing	$9,826	19.6%	$13,152	25.2%
Fluid logistics	14,141	27.4%	24,389	30.8%
Total	$23,967	23.6%	$37,541	28.6%
Consolidated Revenues. The decrease in consolidated revenues is a result of lower activity, and pricing in the first quarter of 2013 as compared to 2012.
Well Servicing— Revenues from the well servicing segment decreased due to a decrease in our average, composite rate of 5.2% and a decrease in hours of 15.6%. We utilized 162 well service rigs as of March 31, 2013 and 2012 and four coiled tubing spreads as of March 31, 2013.
Fluid Logistics— Revenues from the fluid logistics segment decreased due to a decrease in rate of approximately 7.2% for the three months ended March 31, 2013 when compared to the same period ending March 31, 2012. Billable trucking hours decreased during the three months ended March 31, 2013 approximately 29.8% when compared to the three months ended March 31, 2012. Utilization and rate decreases resulted, in part, from the general industry slowdown discussed herein, and in part, from a refinement of drilling processes that involves drilling multiple wells from the same physical location. One of the results of this drilling process improvement is a reduction in the amount of frac tanks required per drilled well. Our principal fluid logistics assets at March 31, 2013 and March 31, 2012 were as follows:

	March 31,
	2013	2012
Fluid logistics segment:
Vacuum trucks	476	452
High-pressure pump trucks	21	21
Other heavy trucks	84	67
Frac tanks	3,219	2,848
Salt water disposal wells	24	18

Consolidated Operating Expenses—The increase in operating expenses as a percentage of revenue in the three months ending March 31, 2013 compared to the three months ending March 31, 2012 was due to maintenance of current fixed costs and retention of a skilled work force.
Well Servicing— The well servicing segment expenses increased 5.6% as a percentage of revenue for the three months ending March 31, 2013 compared to the three months ending March 31, 2012.  This increase resulted in part from additional leases added during 2012 which generated approximately $1.1 million additional lease expense in the first quarter of 2013 as compared to the same period in the prior year, an increase in expense as a percentage of revenues of approximately 2.1%.  Supplies and parts also increased approximately $0.6 million or an additional 1.3% of revenues from the three months ended March 31, 2012 to the same quarter in 2013 as our coiled tubing division increased activity.
Fluid Logistics —Expenses for the fluid logistics segment increased 3.4% as a percentage of revenue for the three months ending March 31, 2013 compared to the same period in 2012.  This increase in operating expense as a percentage of revenues was a combination of a reduced aggregate customer pricing of approximately 7.2% which was offset by cost reductions.  These cost reductions were in a number of areas, including rentals and third party services which decreased by approximately $8.4 million between the two quarters, from 14.9% of revenues in the three months ended March 31, 2012 to 6.6% for the same period in 2013.  We benefited from this cost reduction as additional equipment was purchased and placed in service replacing sub-rental equipment and third party contractors.  Although labor expense decreased $2.2 million between the two quarters, as a percentage of revenues it increased 7.5%.  This was reflective of higher employee utilization in the first quarter of 2012, which was a peak quarter in the industry, plus the ability to spread supervisory labor expense over greater revenues in the first quarter of 2012 as compared to the first quarter of 2013.

General and Administrative Expenses. General and administrative expenses from the consolidated operations decreased by approximately $3.3 million, or 31.3%, to $7.3 million for the three months ended March 31, 2013. General and administrative expense as a percentage of revenues was 7.2% and 8.1% for the three months ended March 31, 2013 and March 31, 2012, respectively. The primary reason for this decrease was because expenses for the first quarter of 2012 included both 2011 discretionary management bonuses of approximately $1.8 million and $0.6 million to reflect an estimate of the quarterly expense related to a newly implemented, performance based, management bonus plan.
Depreciation and Amortization. Depreciation and amortization expenses increased by $1.6 million, or 13.8%, to $13.0 million. The additional depreciation expense resulted from capital expenditures, including those incurred for the three months ended March 31, 2013 which were $9.8 million compared to $53.8 million for the three months ended March 31, 2012.
Interest and Other Expenses. Interest and other expenses increased by approximately $0.1 million from the three months ended March 31, 2013 to the current quarter due to the financing of additional equipment purchased during the quarter ended March 31, 2012 compared to the same period in the prior year.
Income Taxes. We recognized an income tax benefit of 0.8 million and expense of $3.4 million for the three months ended March 31, 2013 and March 31, 2012, respectively. Our effective tax rate for the three months ended March 31, 2013 is 22.65% compared to 39.25% for the same period in the prior year due to non-deductible expenses and Texas Margin Tax.
Discontinued Operations—We recorded a net loss from discontinued operations of $0.1 million for the three months ended March 31, 2013, compared to net income from discontinued operations of $1.1 million for the three months ended March 31, 2012. The decrease in net income relates to expenses from the winding down of operations in Mexico.

Liquidity and Capital Resources
Overview
In June 2011, we issued $280.0 million aggregate principal amount of 9% Senior Notes. We used a substantial portion of the proceeds from such offering to purchase or redeem all outstanding Second Priority Notes and First Priority Notes.
On September 9, 2011, we entered into a loan and security agreement with certain lenders and Regions Bank, as agent for the secured parties, or the Agent. The loan and security agreement provides for an asset based revolving credit facility with a maximum initial credit of $75 million, subject to, as described in more detail in our annual report on Form 10-K for the year ended December 31, 2012, borrowing base availability, any reserves established by the facility agent in its discretion and, if availability under the facility falls below certain thresholds, compliance with certain financial covenants. As of March 31, 2013, $72.1 million was available under this new credit facility due to the $2.9 million in outstanding letters of credit.
A downturn could require us to seek funding to meet working capital requirements. Further, should management elect to incur capital expenditures in excess of the levels projected for 2013, which are currently projected at $23.0 million or to pursue other capital intensive activities, additional capital may be required to fund these activities. As discussed in more detail below, our ability to seek additional financing may be restricted by certain of our debt covenants.
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
As of March 31, 2013, we had $31.2 million in cash and cash equivalents, $302.5 million in contractual debt and capital leases and $1.9 million of accounts payable related to equipment. Also, as of March 31, 2013, we had 588,059 outstanding shares of Series B Convertible Preferred Stock which is reflected in the balance sheet as temporary equity in an amount of $14.5 million. The preferred stock is redeemable for cash or common stock at 95% of the fair market value of the common stock as determined in accordance with the certificate of designation of the Series B Preferred Stock in May 2017.
The $302.5 million in contractual debt was comprised of $280.0 million in senior notes and $22.5 million in capital leases on equipment and insurance notes. Of our total debt, $292.5 million of the outstanding contractual debt was represented by long-term debt and $10.0 million was short-term debt outstanding or the current portion of long-term debt. In addition, we have $1.9 million of non interest bearing short-term equipment vendor financings for well servicing rigs and other equipment included in accounts payable. The $22.5 million in equipment and insurance notes consisted of $17.3 million in equipment notes and $5.2 million in insurance notes related to our general liability, workers compensation, and other insurances. We incurred $9.8 million for capital equipment acquisitions during the quarter ended March 31, 2013, compared to $53.8 million for the quarter ended March 31, 2012. The capital expenditures in the first quarter completed the equipment that was on order as of December 31, 2012.
We project that cash flows from operations will be adequate to meet our working capital requirements for the remainder of 2013.
Cash Flows
Our cash flows depend, to a large degree, on the level of spending by oil and gas companies development and production activities. Sustained increases or decreases in the price of natural gas or oil could have a material impact on these activities, and could also materially affect our cash flows. Certain sources and uses of cash, such as the level of discretionary capital expenditures, purchases and sales of investments, issuances and repurchases of debt and of our common stock are within our control and are adjusted as necessary based on market conditions.

Cash Flows from Operating Activities
Net cash provided by operating activities totaled $23.5 million for the three months ended March 31, 2013, compared to $14.0 million for the three months ended March 31, 2012.
The increase in cash provided by operating activities was $9.4 million for the three months ending March 31, 2013 primarily due to a decrease in accounts payable trade and accrued expenses of $14.0 million and an increase in accounts receivable of $3.8 million. These were offset in part by the decrease in net income of $9.1 million .
Cash Flows Used in Investing Activities
Cash flows used in investing activities was $8.1 million for the three months ending March 31, 2013 compared to $29.3 million for the same period in 2012. The change was primarily related to a reduction in the purchase of property and equipment which decreased from $43.2 million for the three months ended March 31, 2012 compared to $8.7 million for the current period. This was partially offset by the decrease in proceeds from the sale of our discontinued Mexican operations from the period ended March 31, 2012 of $14.2 million.

Cash Flows Used in Financing Activities
Cash flows used in financing activities for the three months ended March 31, 2013 was $1.8 million compared to $1.1 million for the three months ended March 31, 2012. The primary reason for this increase was due to the additional payments on outstanding debt of $0.7 million.
Cash Flows From Discontinued Operations
Cash flows used in discontinued operations for the three months ended March 31, 2013 amounted to less than $0.1 million, compared to $4.4 for the three months ended March 31, 2012. We expect cash flows from discontinued operations to be negligible for the remainder of 2013 until completed.
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
Contractual Obligations and Financing
On May 28, 2017, the Company is required to redeem any of its shares of Series B Preferred Stock then outstanding. Such mandatory redemption may, at the Company’s election, be paid in cash or common stock (valued for such purpose at 95% of the then fair market value of the common stock). As of March 31, 2013 we had 588,059 shares of Series B Preferred Stock outstanding.
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

Our primary debt obligations are the outstanding 9% Senior Notes and any borrowings from time to time under our revolving credit facility. Changes in interest rates do not affect interest expense incurred on our 9% Senior Notes as such notes bear interest at a fixed rate. However, changes in interest rates would affect their fair values. In general, the fair market value of debt with a fixed interest rate will increase as interest rates fall. Conversely, the fair market value of debt will decrease as interest rates rise. A hypothetical change in interest rates of 10% relative to interest rates as of March 31, 2013 would have no impact on our interest expense for the 9% Senior Notes.

Our revolving credit facility has a variable interest rate and, therefore, is subject to interest rate risk. As of May 10, 2013, we had no amounts drawn on this facility. For this reason, a 100 basis point increase in interest rates on our variable rate debt would not result in significant additional annual interest expense.

With the disposition of our Mexican operations in January 2012, we are no longer exposed to any significant foreign currency risk.
We have not entered into any derivative financial instrument transactions to manage or reduce market risk or for speculative purposes.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2013, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures over financial reporting were not effective. See “Material Weaknesses” below.
Changes in Internal Control over Financial Reporting, including Remediation of Certain Material Weaknesses
Other than the remediation measure described below under "Remediation" no change in our internal control over financial reporting (as defined in Rules 13-a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Material Weakness
In connection with the preparation of the Company's consolidated financial statements for the year ended December 31, 2012, we identified control deficiencies that constitute material weaknesses in the design and operation of our internal control over financial reporting.
The following material weakness was present at December 31, 2012 and continues to exist.

•
We did not design or maintain effective controls over the billing process to ensure timely recognition of revenue. Specifically, we identified field tickets, which represented completed, but unbilled revenue that had not been entered resulting in a post-closing adjustment.

This control deficiency could result in a future material misstatement to the annual or interim combined financial statements that would not be prevented or detected. Accordingly, we have determined that the above control deficiency represents a material weakness.
Remediation
As mentioned above, we have identified a material weakness that existed in our internal control over the billing cycle.
We modified the design of our information system, processes, and procedures which was intended to address such material weakness. The new processes and procedures were communicated to senior management and to the field personnel. Testing began in the third quarter of 2012 after which it was concluded that additional modifications to our billing software were necessary. Currently additional software modifications are in process. It is anticipated that these modifications will be completed and testing will begin no later than the end of the third quarter of 2013.
We identified a material weakness that existed as of December 31, 2012 in our internal controls related to foreign taxes.
We have implemented, or are in the process of implementing and continue to implement, remedial measures to address the above deficiencies on a going-forward basis. We will have engaged a third party consulting group to assist with foreign tax matters as tax matters in Mexico wind down; and to perform a complete review of all tax matters, both foreign and domestic. In January 2012, the Company completed the sale of substantially all of its Mexico assets, resulting in limited tax expense or benefit for future periods. The Company no longer considers this to be a material weakness.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

There are no pending material legal proceedings, and the Forbes Group is not aware of any material threatened legal proceedings, to which the Forbes Group is a party or to which its property is subject.

Item 1A.	Risk Factors

There were no material changes from the risk factors previously disclosed in the registrant’s Annual Report on Form 10-K for the year ended December 31, 2012 in response to “Item 1A. Risk Factors” to Part II of Form 10-Q.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Default Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

On May 14, 2013, the Company entered into Compensation Recoupment Policy Executive Agreements with its executive officers, Messrs. Crisp, Forbes and Cooper. Under these agreements, each executive officer agrees to comply with the Company's Clawback Policy, which was adopted to recover incentive-based compensation paid to such officers as required by the provisions of the Dodd-Frank Act, any regulations or rules promulgated thereunder, or any other “clawback” provision required by applicable law or the listing standards of the NASDAQ Global Market. A form of this agreement is attached hereto as Exhibit 10.1.

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

4.5	—	Specimen Certificate for the Company’s common stock, $0.04 par value (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form 8-A filed August 12, 2011).
10.1*	—	Form of Compensation Recoupment Policy Executive Agreements.
10.2	—	2012 Incentive Compensation Plan of Forbes Energy Services Ltd.(incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on July 10, 2012).
31.1*	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).
31.2*	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).
32.1*	—	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	—	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	—	Interactive Data Files
 _________________________

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORBES ENERGY SERVICES LTD.

May 15, 2013	By:	/s/ JOHN E. CRISP
John E. Crisp Chairman, Chief Executive Officer and President (Principal Executive Officer)

May 15, 2013	By:	/S/ L. MELVIN COOPER
L. Melvin Cooper Senior Vice President, Chief Financial Officer and Assistant Secretary (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Number		Description of Exhibits
2.1	—
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

4.5	—	Specimen Certificate for the Company’s common stock, $0.04 par value (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form 8-A filed August 12, 2011).
10.1*	—	Form of Compensation Recoupment Policy Executive Agreements.
10.2		2012 Incentive Compensation Plan of Forbes Energy Services Ltd.(incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on July 10, 2012).
31.1*	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).
31.2*	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).
32.1*	—	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	—	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	—	Interactive Data Files
 _________________________

*	Filed herewith.