Form 10-Q
period 2013-06-30
Forbes Energy Services Ltd.
filed 2013-08-09
CIK 1434842

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________________________
Form 10-Q
__________________________________________________________
Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    ☐  Yes    ☒  No
Shares outstanding of each of the registrant’s classes of common stock as of August 6, 2013:

Class	Outstanding as of August 6, 2013
Common Stock, $.04 par value	21,385,801

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

PART I—FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)
Condensed Consolidated Balance Sheets (unaudited)
(in thousands, except per share amounts)

	June 30, 2013	December 31, 2012
Assets
Current assets
Cash and cash equivalents	$27,191	$17,619
Accounts receivable - trade, net of allowance of $3,328 and $2,660 for 2013 and 2012, respectively	81,792	92,596
Accounts receivable - related parties	78	60
Accounts receivable - other	488	428
Prepaid expenses and other	12,003	14,951
Total current assets	121,552	125,654
Property and equipment, net	342,699	348,442
Other intangible assets, net	26,584	28,015
Deferred financing costs, net of accumulated amortization of $2,903 and $2,166 for 2013 and 2012, respectively	7,303	8,040
Restricted cash	1,379	1,439
Other assets	642	1,111
Total assets	$500,159	$512,701
Liabilities and Shareholders’ Equity
Current liabilities
Current portions of long-term debt	$7,390	$13,026
Accounts payable - trade	17,997	18,059
Accounts payable - related parties	39	68
Accrued dividends	61	61
Accrued interest payable	1,255	1,354
Accrued expenses	12,253	13,539
Total current liabilities	38,995	46,107
Long-term debt	291,431	293,321
Deferred tax liability	25,344	26,587
Total liabilities	355,770	366,015
Commitments and contingencies (Note 10)
Temporary equity
Series B senior convertible preferred shares	14,539	14,518
Shareholders’ equity
Common stock, $.04 par value, 112,500 shares authorized, 21,380 and 21,093 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	855	844
Additional paid-in capital	192,774	191,602
Accumulated deficit	(63,779)	(60,278)
Total shareholders’ equity	129,850	132,168
Total liabilities and shareholders’ equity	$500,159	$512,701
The accompanying notes are an integral part of these condensed consolidated financial statements.

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)
Condensed Consolidated Statements of Operations (unaudited)
(in thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Revenues
Well servicing	$54,633	$51,315	$104,797	$103,554
Fluid logistics	49,049	68,470	100,623	147,715
Total revenues	103,682	119,785	205,420	251,269
Expenses
Well servicing	42,504	37,453	82,842	76,541
Fluid logistics	34,445	49,354	71,878	104,210
General and administrative	7,617	8,075	14,951	18,745
Depreciation and amortization	13,195	12,465	26,197	23,886
Total expenses	97,761	107,347	195,868	223,382
Operating income	5,921	12,438	9,552	27,887
Other income
Interest income	1	16	5	50
Interest expense	(7,022)	(6,858)	(14,017)	(13,763)
Income (loss) from continuing operations before taxes	(1,100)	5,596	(4,460)	14,174
Income tax expense (benefit)	(434)	2,950	(1,195)	6,317
Income (loss) from continuing operations	(666)	2,646	(3,265)	7,857
Loss from discontinued operations, net of tax expense (benefit) of ($59), ($426), ($126) and $378, respectively	(109)	(1,626)	(236)	(494)
Net income (loss)	(775)	1,020	(3,501)	7,363
Preferred stock dividends	(194)	(194)	(388)	(388)
Net income (loss) attributable to common shareholders	$(969)	$826	$(3,889)	$6,975
Income (loss) per share of common stock from continuing operations (Note 12)
Basic	$(0.04)	$0.12	$(0.17)	$0.36
Diluted	$(0.04)	$0.10	$(0.17)	$0.30
Income (loss) per share of common stock from discontinued operations (Note 12)
Basic	$(0.01)	$(0.08)	$(0.01)	$(0.02)
Diluted	$(0.01)	$(0.06)	$(0.01)	$(0.02)
Income (loss) per share of common stock (Note 12)
Basic	$(0.05)	$0.04	$(0.18)	$0.33
Diluted	$(0.05)	$0.04	$(0.18)	$0.28
Weighted average number of shares outstanding (Note 12)
Basic	21,364	21,056	21,331	21,021
Diluted	21,364	26,625	21,331	26,621
The accompanying notes are an integral part of these condensed consolidated financial statements.

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)
Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited)
(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net income (loss)	$(775)	$1,020	$(3,501)	$7,363
Other comprehensive income
Foreign currency translation adjustments	—	89	—	443
Comprehensive income (loss)	$(775)	$1,109	$(3,501)	$7,806
The accompanying notes are an integral part of these condensed consolidated financial statements.

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)
Condensed Consolidated Statements of Changes in Shareholders’ Equity (unaudited)
(in thousands)

	Preferred Shares		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance: December 31, 2012	588	$14,518	21,093	$844	$191,602	$(60,278)	$132,168
Share-based compensation	—	—	—	—	1,571	—	1,571
Net loss	—	—	—	—	—	(3,501)	(3,501)
Common shares issued under stock plan:
Issuance of restricted stock	—	—	287	11	(11)	—	—
Preferred shares dividends and accretion	—	21	—	—	(388)	—	(388)
Balance: 6/30/2013	588	$14,539	21,380	$855	$192,774	$(63,779)	$129,850
The accompanying notes are an integral part of these condensed consolidated financial statements.

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Six months ended June 30,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$(3,501)	$7,363
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	24,766	22,456
Amortization expense	1,431	1,431
Share-based compensation	1,628	3,638
Deferred tax (benefit) expense	(1,243)	6,767
Loss on disposal of assets, net	409	188
Gain on disposal of discontinued operations, net	—	(3,547)
Bad debt expense	730	377
Amortization of deferred financing cost	737	733
Changes in operating assets and liabilities:
Accounts receivable	10,004	30,922
Accounts receivable - related party	(18)	1,109
Prepaid expenses and other assets	(1,581)	(4,785)
Accounts payable - trade	(2,675)	(19,279)
Accounts payable - related party	(29)	6,225
Accrued expenses	(1,274)	(8,616)
Accrued interest payable	(99)	(40)
Net cash provided by operating activities	29,285	44,942
Cash flows from investing activities:
Proceeds from sale of property and equipment	982	—
Purchases of property and equipment	(17,390)	(89,571)
Proceeds from sale of assets included in discontinued operations	—	14,285
Change in restricted cash	60	(395)
Net cash used in investing activities	(16,348)	(75,681)
Cash flows from financing activities:
Payments of debt	(2,942)	(2,028)
Payment of tax withholding obligations related to restricted stock	(57)	—
Proceeds from the exercise of stock options	—	65
Proceeds from issuance of restricted stock	—	5
Proceeds from revolving credit facility	—	6,000
Dividends paid on Series B Senior Convertible Preferred Shares	(368)	(368)
Net cash provided by (used in) financing activities	(3,367)	3,674
Effect of currency translation on cash and cash equivalents	2	272
Net increase (decrease) in cash and cash equivalents	9,572	(26,793)
Cash and cash equivalents:
Beginning of period	17,619	36,600
End of period	$27,191	$9,807
The accompanying notes are an integral part of these condensed consolidated financial statements.

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)
Notes to Condensed Consolidated Financial Statements

1. Organization and Nature of Operations
Nature of Business
Forbes Energy Services Ltd. (“FES Ltd”) is an independent oilfield services contractor that provides a wide range of well site services to oil and natural gas drilling and producing companies to help develop and enhance the production of oil and natural gas. These services include fluid hauling, fluid disposal, well maintenance, completion services, workovers and re-completions, plugging and abandonment, and tubing testing. Our operations are concentrated in the major onshore oil and natural gas producing regions of Texas; with additional locations in Mississippi, in Pennsylvania and, prior to the disposition of our assets in Mexico in January 2012, in Mexico. We believe that our broad range of services, which extends from initial drilling, through production, to eventual abandonment, is fundamental to establishing and maintaining the flow of oil and natural gas throughout the life cycle of our customers' wells.

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

3. Basis of Presentation
Interim Financial Information
The unaudited condensed consolidated financial statements of the Forbes Group are prepared in conformity with accounting principles generally accepted in the United States of America, or “GAAP” for interim financial reporting. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted. Therefore, these condensed consolidated financial statements should be read along with the annual audited consolidated financial statements and notes thereto included in Forbes Group’s Annual Report on Form 10-K for the year ended December 31, 2012. In management’s opinion, all adjustments necessary for a fair statement are reflected in the interim periods presented. Interim results for the three and six months ended June 30, 2013 may not be indicative of results that will be realized for the full year ending December 31, 2013. All significant intercompany accounts and transactions have been eliminated in consolidation.
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
Our major classes of intangible assets subject to amortization under ASC 350 consist of our customer relationships, trade names, safety training program, dispatch software, and other. The Company expenses costs associated with extensions or renewals of intangible assets. There were no such extensions or renewals in the six months ended June 30, 2013 or June 30, 2012. Amortization expense is calculated using the straight-line method over the period indicated. Amortization expense for the three months ended June 30, 2013 and June 30, 2012 from continuing operations was $0.7 million and for the six months ended June 30, 2013 and June 30, 2012 was $1.4 million. Estimated amortization expense for each of the five succeeding fiscal years is $2.9 million per year. The weighted average amortization period remaining for intangible assets is 9.3 years.

The following sets forth the identified intangible assets by major asset class:

		As of June 30, 2013			As of December 31, 2012
	Useful Life (years)	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
		(in thousands)
Customer relationships	15	$31,896	$(11,695)	$20,201	$31,896	$(10,632)	$21,264
Trade names	15	8,050	(2,952)	5,098	8,050	(2,683)	5,367
Safety training program	15	1,182	(433)	749	1,182	(394)	788
Dispatch software	10	1,135	(625)	510	1,135	(568)	567
Other	10	58	(32)	26	58	(29)	29
		$42,321	$(15,737)	$26,584	$42,321	$(14,306)	$28,015

5. Share-Based Compensation
Incentive Compensation Plans
From time to time, the Company grants stock options, restricted stock units, or other awards to its employees, including executive officers, and directors. Prior to July 9, 2012, these awards were granted pursuant to the Company's 2008 Incentive Compensation Plan, or the 2008 Plan. On July 9, 2012, at the Company's 2012 Annual Meeting of Shareholders, the Company's shareholders approved the Company's 2012 Incentive Compensation Plan, or the 2012 Plan. No further awards will be made under the 2008 Plan, however, outstanding awards granted under the 2008 Plan will remain subject to the terms and conditions of the 2008 Plan. Any shares of common stock that are available to be granted under the 2008 Plan, but which are not subject to outstanding awards under the 2008 Plan, including shares that become available due to the future lapse or forfeiture of outstanding awards, will be added to the 1,022,500 shares of common stock authorized for issuance under the 2012 Plan. After taking into account the restricted stock and restricted stock units granted through June 30, 2013 (as discussed in the Restricted Stock and Restricted Stock Units paragraph below), there were 1,121,161 shares available for future grants under the 2012 Incentive Compensation Plan. There have been no stock option awards issued under the 2012 Plan.

Stock Options
The following table presents a summary of the Company’s stock option activity for the six months ended June 30, 2013.

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at December 31, 2012	1,997,925	$7.51	7.73 years	$—
Stock options:
Granted	—
Exercised	—
Forfeited	(154,625)	8.29		$—
Options outstanding at June 30, 2013	1,843,300	$7.44	7.18 years	$699,350
Vested and expected to vest at June 30, 2013	1,216,850	$6.56	6.70 years	$699,350
Exercisable at June 30, 2013	1,216,850	$6.56	6.70 years	$699,350

During the three months ended June 30, 2013 and June 30, 2012, the Company recorded total stock-based compensation expense related to stock options of $0.6 million and $1.1 million, respectively. During the six months ended June 30, 2013 and June 30, 2012, the Company recorded total stock based compensation expense related to stock options of $0.9 million and $2.9 million, respectively. There were no stock-based compensation cost capitalized for the three or six months ended June 30, 2013 or June 30, 2012. As of June 30, 2013, total unrecognized stock-based compensation cost for stock options amounted to $2.9 million, (net of estimated forfeitures) and is expected to be recorded over a weighted-average period of 1.17 years.

Restricted Stock

There was no restricted stock granted for the period ended June 30, 2013. The table below presents restricted stock vesting activity for the six months ended June 30, 2013.

	Number of Units	Grant Date Average Fair Value Per Unit
Outstanding at December 31, 2012	41,666	$6.15
Granted	—	—
Vested	(41,666)	6.15
Forfeited	—	—
Nonvested at June 30, 2013	—	$—

Restricted Stock Units
There were 707,394 restricted stock units granted or reserved for the six months ended June 30, 2013. On January 2, 2013, the stock portion of the executive bonus plan was issued consisting of 128,895 restricted stock units which vested immediately. On January 4, 2013, the executive longevity awards were granted consisting of 338,333 restricted stock units. These units vest in three tranches annually over a three year period. On February 21, 2013, a grant was made to certain nonexecutive employees, consisting of 104,166 restricted stock units. Of these, 62,500 vested immediately and 41,666 vest over a one year period. On March 19, 2013, 36,000 restricted stock units were granted to nonexecutive employees vesting in three equal tranches annually over a three year period. On June 18, 2013, 100,000 restricted stock units were granted to nonexecutive employees vesting in six tranches over a five and a half year period.
    The following table presents a summary of restricted stock unit grant activity for the period ended June 30, 2013:

	Number of Units	Grant Date Average Fair Value Per Unit
Outstanding at December 31, 2012	124,753	$3.45
Granted	707,394	3.10
Vested	(266,275)	3.06
Forfeited	—	—
Nonvested at June 30, 2013	565,872	$3.20
In the six months ended June 30, 2013, participants utilized a net withholding exercise method, in which restricted stock units were surrendered to cover payroll withholding tax. The cumulative net shares issued to the participants were 54,975 out of 75,100 vested shares of restricted stock units. The total pretax cash outflow, as included in withholding tax payments in our condensed consolidated statements of cash flows, for this net withholding exercise was $0.1 million.
Stock compensation expense for the restricted stock units granted for the three and six months ended June 30, 2013 was $0.4 million and $0.7 million, respectively. The remaining compensation expense will be recognized over a weighted-average period of 2.79 years. For the three and six months ended June 30, 2013, $0.1 million and $0.2 million, respectively, was recorded to accrue for the executive stock bonus for the performance based management bonus plan and is reflected as a current liability in our consolidated financial statements.

6. Property and Equipment
Property and equipment consisted of the following:

	Estimated Life in Years	6/30/2013	December 31, 2012
		(in thousands)
Well servicing equipment	3-15 years	$401,973	$390,443
Autos and trucks	5-10 years	100,897	102,874
Disposal wells	5-15 years	36,479	32,437
Building and improvements	5-30 years	12,690	11,188
Furniture and fixtures	3-15 years	4,942	3,870
Land		1,377	1,227
		558,358	542,039
Accumulated depreciation		(215,659)	(193,597)
		$342,699	$348,442
Depreciation expense from continuing operations was $12.5 million and $24.8 million for the three and six months ended June 30, 2013 and $11.8 million and $22.5 million for the three and six months ended June 30, 2012, respectively.

7. Long-Term Debt
Long-term debt at June 30, 2013 and December 31, 2012 consisted of the following:

	6/30/2013	December 31, 2012
	(in thousands)
9% Senior Notes	$280,000	$280,000
Third party equipment notes and capital leases	15,897	18,425
Insurance notes	2,924	7,922
	298,821	306,347
Less: Current portion	(7,390)	(13,026)
	$291,431	$293,321
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

The Company is in compliance with the covenants in the indenture governing the 9% Senior Notes at June 30, 2013.

Revolving Credit Facility
On September 9, 2011, FES Ltd. and its domestic subsidiaries (with the exception of FES CAP, which was subsequently dissolved in November 2011) entered into a loan and security agreement with Regions Bank, SunTrust Bank, CIT Bank and Capital One Leverage Finance Corp., as lenders, and Regions Bank, as agent for the secured parties, or the Agent. The loan and security agreement provides for an asset based revolving credit facility with a maximum initial borrowing credit of $75.0 million, subject to borrowing base availability. As of June 30, 2013, $72.1 million was available under this new credit facility due to outstanding letters of credit in the amount of $2.9 million under the facility. The loan and security agreement has a stated maturity of September 9, 2016. The proceeds of this credit facility can be used for the purchase of well services equipment, permitted acquisitions, general operations, working capital and other general corporate purposes. There was nothing drawn on this facility and $2.9 million in letters of credit outstanding against the facility at June 30, 2013.
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

(iii) restrictions on making certain investments; (iv) restrictions on the incurrence or existence of indebtedness; (v) restrictions on transactions with affiliates; (vi) requirements to deliver financial statements, report and notices to the Agent and (vii) a springing requirement to maintain a consolidated Fixed Charge Coverage Ratio (which is defined in the loan and security agreement) of 1.1:1.0 in the event that our excess availability under the credit facility falls below the greater of $11.3 million or 15.00% of our maximum credit under the facility for sixty consecutive days; provided that, the restrictions described in (i)-(v) above are subject to certain exceptions and permissions limited in scope and dollar value. The loan and security agreement also contains customary representations and warranties and event of default provisions. As of June 30, 2013 we are in compliance with all applicable covenants in the loan and security agreement.
Third Party Equipment Notes and Capital Leases
During the past few years, the Forbes Group financed the purchase of certain vehicles and equipment through commercial loans with Paccar Financial Group, Mack Financial Services, Enterprise Fleet Management, and Regions Equipment Finance and capital leases, with aggregate principal amounts outstanding as of June 30, 2013 and December 31, 2012 of approximately $15.9 million and $18.4 million, respectively. These loans are repayable in a range of 42 to 60 monthly installments with the maturity dates ranging from May 2013 to January 2018. Interest accrues at rates ranging from 4.2% to 8.4% and is payable monthly. The loans are collateralized by equipment purchased with the proceeds of such loans. The Forbes Group paid total principal payments of approximately $1.4 million and $2.9 million and for the three and six months ended June 30, 2013 and approximately $1.1 million and $1.9 million for the three and six ended June 30, 2012, respectively.
Insurance Notes
During 2012, the Forbes Group entered into promissory notes with First Insurance Funding for the payment of insurance premiums in an aggregate principal amount outstanding as of June 30, 2013 and December 31, 2012 of approximately $2.9 million and $7.9 million, respectively. These notes are or were payable in twelve monthly installments during the period of the insurance coverage with a maturity date of September 15, 2013. Interest accrues or accrued at a rate of approximately 3.3% for 2013 and 2012, and is payable monthly. The amount outstanding could be substantially offset by the cancellation of the related insurance coverage.

8. Fair Value of Financial Instruments
The following is a summary of the carrying amounts and estimated fair values of our financial instruments as of June 30, 2013 and December 31, 2012. Fair value is defined as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.
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

	June 30, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
9.0% Senior Notes	$280,000	$275,800	$280,000	$249,200

The fair value of our 9% Senior notes is a level one input within the fair value hierarchy and is based on the dealer quoted market prices at June 30, 2013 and December 31, 2012, respectively.

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

			As of
			June 30, 2013	December 31, 2012
			(in thousands)
Related parties cash and cash equivalents balances:
Balance at Texas Champion Bank (14)			$1,511	$983
Balance at Brush Country Bank (15)			197	209

Related parties receivable:
Dorsal Services, Inc. (3)			$70	$60
Animas Holdings, LLC (11)			8	—
			$78	$60
Related parties payable:
Alice Environmental Services, LP/Alice Environmental Holding LLC (1)			$—	$10
Dorsal Services, Inc. (3)			1	—
Tasco Tool Services, Inc. (4)			10	—
Resonant Technology Partners (7)			—	19
Wolverine Construction, Inc. (8)			28	39
			$39	$68

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(in thousands)
Related parties capital expenditures:
Alice Environmental Services, LP/Alice Environmental Holding LLC (1)	$—	$7,503	$—	$8,567
Resonant Technology Partners (7)	21	144	57	159
Forbes Ranch (12)	25	—	25	—
	$46	$7,647	$82	$8,726
Related parties revenue activity:
CJ Petroleum Service LLC (2)	$—	$—	$—	$18
Dorsal Services, Inc. (3)	—	2	17	7
Tasco Tool Services, Inc. (4)	1	1	21	2
Wolverine Construction, Inc. (8)	—	—	—	39
Texas Quality Gate Guard Services, LLC (10)	—	4	—	5
Testco Well Services, LLC (13)	18	—	18	—
	$19	$7	$56	$71
Related parties purchasing activity:
Alice Environmental Services, LP/Alice Environmental Holding LLC (1)	$456	$1,186	$919	$2,532
CJ Petroleum Service LLC (2)	—	154	—	294
Dorsal Services, Inc. (3)	1	54	22	68

Tasco Tool Services, Inc. (4)	17	34	26	49
FCJ Management, LLC (5)	9	9	18	18
C&F Partners, LLC (6)	—	36	—	199
Resonant Technology Partners (7)	49	203	141	319
Wolverine Construction, Inc. (8)	—	26	—	30
JITSU Services, LLC (9)	101	101	203	203
Texas Quality Gate Guard Services, LLC (10)	172	97	237	263
Animas Holdings, LLC (11)	329	—	348	26
Testco Well Services, LLC (13)	2	5	2	5
	$1,136	$1,905	$1,916	$4,006

(1)Messrs. John E. Crisp and Charles C. Forbes, Jr., executive officers and directors of FES Ltd., are also owners and managers of Alice Environmental Holdings, LLC or AEH, and indirect owners and managers of Alice Environmental Services, LP, or AES. The Company leases or rents land and buildings, disposal wells, aircraft, and other equipment from AES.
(2)CJ Petroleum Service LLC or CJ Petroleum, is a company that owns salt water disposal wells and is owned by Messrs. Crisp and Forbes, two sons of Mr. Crisp and Janet Forbes, a director of FES Ltd. The Company paid CJ Petroleum to use their disposal wells which are no longer being rented.
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
(12)Forbes Ranch is owned by a brother of Mr. Forbes, an executive officer and director of FES Ltd. Forbes Ranch. We purchased a truck scale from Forbes Ranch during the second quarter.
(13)Testco Well Services, LLC is a company that provides valve and gathering system testing services to the Company. Messrs. Crisp and Forbes, executive officers and directors of FES Ltd, along with a son of Mr. Crisp are partial owners of Testco.
(14)The Company has a deposit relationship with Texas Champion Bank. Travis Burris, one of the directors of FES Ltd., is also the President, Chief Executive Officer, and director of Texas Champion Bank. Mr. Crisp, our President and Chief Executive Officer, serves on the board of directors.
(15)Messrs. Crisp and Forbes are directors and shareholders of Brush Country Bank, an institution with which the Company conducts business and has deposits.

10. Commitments and Contingencies

Concentrations of Credit Risk
Financial instruments which subject the Company to credit risk consist primarily of cash balances maintained in excess of federal depository insurance limits and trade receivables. All of our non-interest bearing cash balances were fully insured at December 31, 2012 due to a temporary federal program in effect from December 31, 2010 through December 31, 2012. Under the program, there is no limit to the amount of insurance for eligible accounts. Beginning 2013, insurance coverage reverted to $250,000 per depositor at each financial institution, and our non-interest bearing cash balances exceeded federally insured limits. The Company restricts investment of temporary cash investments to financial institutions with high credit standings. The Company's customer base consists primarily of multi-national and independent oil and natural gas producers. The Company does not require collateral on its trade receivables. For the three months ended June 30, 2013 the Company's largest customer, five largest customers, and ten largest customers constituted 12.0%, 37.4%, and 53.9% of consolidated revenues, respectively. For the six months ended June 30, 2013, the Company's largest customer, five largest customers, and ten largest customers constituted 10.4%, 34.2%, and 51.1%, respectively. The loss of any one of our top five customers would have a materially adverse effect on the revenues and profits of the company. Further, our trade accounts receivable are from companies within the oil and natural gas industry and as such the Company is exposed to normal industry credit risks. As of June 30, 2013, the Company's largest customer, five largest customers, and ten largest customers constituted 10.2%, 36.1%, and 50.6% of accounts receivable, respectively. The Company continually evaluates its reserves for potential credit losses and establishes reserves for such losses.
Self-Insurance

The Company is self-insured under its Employee Group Medical Plan for the first $250,000 per individual. Incurred and unprocessed claims as of June 30, 2013 and December 31, 2012 amount to approximately $2.5 million and $4.6 million, respectively. These claims are unprocessed; therefore their values are estimated and included in accrued expenses in the accompanying consolidated balance sheets. In addition, to accruals for the self-insured portion of the Employee Group Medical Benefits Plan, the liability for incurred and unprocessed claims also includes estimated “run off” liabilities payable at future dates related to the worker's compensation, general liability and automobile liability self-insurance program that was eliminated in October 2009.

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

11. Supplemental Cash Flow Information

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Cash paid for
Interest	$12,906	$12,816	$13,324	$13,010
Income tax	$—	$225	$50	$450
Supplemental schedule of non-cash investing and financing activities
Changes in accounts payable related to capital expenditures	$2,152	$(8,822)	$2,612	$(241)
Capital leases on equipment	$—	$1,067	$414	$1,947
Preferred stock dividends and accretion costs	$11	$10	$21	$21

12. Earnings per Share
Basic earnings per share (“EPS”) is computed by dividing net income available to common shareholders by the weighted average common stock outstanding during the period. Diluted earnings (loss) per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock, such as options and convertible preferred stock, were exercised and converted into common stock. Potential common stock equivalents that have been issued by the Forbes Group relate to outstanding stock options and unvested restricted stock units which are determined using the treasury stock method, and the Series B Senior Convertible Preferred Stock (the “Series B Preferred Stock”), which are determined using the “if converted” method. In applying the if-converted method, conversion is not assumed for purposes of computing diluted EPS if the effect would be antidilutive. As of June 30, 2013 and June 30, 2012, there were 1,843,300 and 1,997,925 options to purchase common stock outstanding, respectively and 588,059 Series B Senior Convertible Preferred Stock. The preferred stock is convertible at a rate of nine shares of common stock to one share of Series B Preferred Stock.
The Company has determined that the Series B Preferred Stock are participating securities under ASC 260. Under ASC 260, a security is considered a participating security if the security may participate in undistributed earnings with common stock, whether that participation is conditioned upon the occurrence of a specified event or not. In accordance with ASC 260, a company is required to use the two-class method when computing EPS when a company has a security that qualifies as a “participating security.” The two-class method is an earnings allocation formula that determines EPS for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. A participating security is included in the computation of basic EPS using the two-class method. Under the two-class method, basic EPS for the Company’s common stock is computed by dividing net income applicable to common shares by the weighted-average common stock outstanding during the period. Under the certificate of designation for our Series B Preferred Stock (the “Series B Certificate of Designation”), if at any time the Company declares a dividend in cash which is greater in value than five percent on a cumulative basis over the previous twelve month period of the then current “Common Share Fair Market Value,” as that term is defined in the Series B Certificate of Designation, the Series B Preferred Stock will be entitled to receive a dividend payable in cash equal to the amount in excess of five percent of the then Common Share Fair Market Value per common share they would have received if all outstanding Series B Preferred Stock had been converted into common shares. There were no earnings allocated to the Series B Preferred Stock for the quarters ended June 30, 2013 and 2012 since there was a net loss for the quarter ended June 30, 2013 and earnings for the quarter were not in excess of amounts prescribed by the Series B Certificate of Designation for our Series B Preferred Stock for the quarter ended June 30, 2012. Diluted EPS for the Company’s common stock is computed using the more dilutive of the two-class method or the if-converted method. The following table sets forth the reconciliation of weighted average shares outstanding and diluted weighted average shares outstanding:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Weighted average shares outstanding	21,364	21,056	21,331	21,021
Dilutive effect of stock options and restricted stock	—	277	—	308
Dilutive effect of preferred stock	—	5,292	—	5,292
Diluted weighted average shares outstanding	21,364	26,625	21,331	26,621

There were 1,843,300 stock options, 565,872 units of unvested restricted stock, and 5,292,531 shares of common stock equivalents underlying the Series B Preferred Stock outstanding as of June 30, 2013 that were not included in the calculation of diluted EPS for the three and six months ended June 30, 2013 because their effect would have been antidilutive.
The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013		2012
	(in thousands, except per share amounts)
Basic:
Net income (loss)	$(775)	$1,020	$(3,501)		$7,363
Preferred stock dividends and accretion	(194)	(194)	(388)		(388)
Net income (loss) attributable to common shareholders	(969)	826	(3,889)		6,975
Weighted-average common shares	21,364	21,056	21,331		21,021
Basic earnings (loss) per share	$(0.05)	$0.04	$(0.18)		$0.33
Diluted:
Net income (loss)	$(775)	$1,020	$(3,501)		$7,363
Preferred stock dividends and accretion	(194)	—	(388)		—
Net income (loss) attributable to common shareholders	(969)	1,020	(3,889)	—	7,363
Weighted-average shares of common stock	21,364	26,625	21,331		26,621
Diluted earnings (loss) per share	$(0.05)	$0.04	$(0.18)		$0.28

13. Income Taxes
The Company’s tax benefit from application of the effective tax rate for the six months ended June 30, 2013 was estimated to be 26.8% based on pre-tax loss of $4.5 million. For the six months ended June 30, 2012, the Company's effective tax rate was an expense of 44.6%. The difference between the effective rate and 35.0% statutory rate is mainly due to tax rate benefit for the Texas Margins Tax and non-deductible expenses.
The Forbes Group is subject to the Texas Margins Tax. The Texas Margins Tax is a tax equal to one percent of Texas-sourced revenue reduced by the greater of (a) cost of goods sold (as defined by Texas law), (b) compensation (as defined by Texas law) or (c) thirty percent of the Texas-sourced revenue. The Forbes Group accounts for the revised Texas Franchise tax in accordance with ASC 740, as the tax is derived from a taxable base that consists of income less deductible expenses. As of June 30, 2013, the annual franchise tax expense is estimated to be approximately $0.5 million for 2013.

14. Business Segment Information
The Forbes Group has determined that it has two reportable segments organized based on its products and services—well servicing and fluid logistics. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

Well Servicing
At June 30, 2013, our well servicing segment utilized our modern fleet of 162 owned well servicing rigs (which included 152 workover rigs and ten swabbing rigs), nine tubing testing units, five coiled tubing spreads, and related assets and equipment. These assets are used to provide (i) well maintenance, including remedial repairs and removal and replacement of down-hole production equipment, (ii) well workovers, including significant down-hole repairs, re-completions and re-perforations, (iii) completion and swabbing activities, (iv) plugging and abandoning services, and (v) pressure testing of oil and natural gas production tubing and scanning tubing for pitting and wall thickness using tubing testing units.
Fluid Logistics
The fluid logistics segment consists of operations in the U.S., which provide, transport, store and dispose of a variety of drilling and produced fluids used in and generated by oil and natural gas production activities. These services are required in most workover and completion projects and are routinely used in daily producing well operations.

The following tables sets forth certain financial information from continuing operations with respect to the Company’s reportable segments for the three and six months ended June 30, 2013 and June 30, 2012:

	Three months ended June 30,			Six months ended June 30,
	Well Servicing	Fluid Logistics	Consolidated	Well Servicing	Fluid Logistics	Consolidated
2013	(in thousands)			(in thousands)
Operating revenues	$54,633	$49,049	$103,682	$104,797	$100,623	$205,420
Direct operating costs	42,504	34,445	76,949	82,842	71,878	154,720
Segment profits	$12,129	$14,604	$26,733	$21,955	$28,745	$50,700
Depreciation and amortization	$5,765	$7,430	$13,195	$11,457	$14,740	$26,197
Capital expenditures	3,449	6,972	10,421	7,850	12,400	20,250
Total assets	549,544	478,622	1,028,166	549,544	478,622	1,028,166
Long lived assets	196,075	146,624	342,699	196,075	146,624	342,699
2012
Operating revenues	$51,315	$68,470	$119,785	$103,554	$147,715	$251,269
Direct operating costs	37,453	49,354	86,807	76,541	104,210	180,751
Segment profits	$13,862	$19,116	$32,978	$27,013	$43,505	$70,518
Depreciation and amortization	$5,689	$6,776	$12,465	$11,271	$12,615	$23,886
Capital expenditures	7,437	30,134	37,571	18,122	73,219	91,341
Total assets	505,676	443,135	948,811	505,676	443,135	948,811
Long lived assets	202,072	152,346	354,418	202,072	152,346	354,418

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Reconciliation of the Forbes Group Operating Income As Reported:	(in thousands)		(in thousands)
Segment profits	$26,733	$32,978	$50,700	$70,518
General and administrative expense	7,617	8,075	14,951	18,745
Depreciation and amortization	13,195	12,465	26,197	23,886
Operating income	5,921	12,438	9,552	27,887
Other income and expenses, net	(7,021)	(6,842)	(14,012)	(13,713)
Income (loss) from continuing operations before income taxes	$(1,100)	$5,596	$(4,460)	$14,174

	June 30, 2013	December 31, 2012
Reconciliation of the Forbes Group Assets As Reported:	(in thousands)
Total reportable segments	$1,028,166	$999,388
Elimination of internal transactions	(1,566,081)	(1,510,855)
Parent	1,038,074	1,024,168
Total assets	$500,159	$512,701

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
The Company paid a closing fee to the Investors of $0.3 million which is netted with the proceeds from the sale of the Series B Preferred Stock in temporary equity on the consolidated balance sheet. The value of the Series B Preferred Stock, for accounting purposes, is being accreted up to redemption value from the date of issuance to the earliest redemption date of the instrument using the effective interest rate method. If the Series B Preferred Stock had been redeemed as of June 30, 2013 and December 31, 2012, the redemption amount would have been approximately $14.5 million.

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
Preferred stock dividends are recorded at their fair value. If paid in cash, the amount paid represents fair value. If paid in kind, the fair value of the preferred stock dividends is determined using valuation techniques that include a component representing the intrinsic value of the dividends (which represents the fair value of the common stock into which the preferred stock could be converted) and an option component (which is determined using a Black-Scholes Option Pricing Model). Dividends and accretion for the three and six months ended June 30, 2013 and June 30, 2012 were $0.2 million and $0.4 million, respectively. The Company has paid the quarterly dividends through June 30, 2013.

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

The following table presents the results of discontinued operations:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(in thousands)
Revenues	$—	$—	$—	$2,787
Expenses
Direct costs	—	—	—	3,683
General and administrative	167	2,173	361	2,887
Total expenses	167	2,173	361	6,570
Operating income (loss)	(167)	(2,173)	(361)	(3,783)
Interest expense	(1)	—	(1)	(1)
Gain on sale of assets	—	121	—	3,668
Income before income taxes	(168)	(2,052)	(362)	(116)
Income tax expense (benefit)	(59)	(426)	(126)	378
Net loss	$(109)	$(1,626)	$(236)	$(494)

17. Subsequent Events

On July 26, 2013, FES Ltd, together with certain of its domestic subsidiaries, FES LLC, TES, CCF, STT and FEI LLC, entered into an amendment dated as of July 25, 2013 (the “Third Amendment”), to its loan and security agreement, dated as of September 9, 2011 (the “Loan Agreement”), with Regions Bank, SunTrust Bank and Capital One Leverage Finance Corp., as lenders, and Regions Bank, as agent for the secured parties, or the Agent.
The Third Amendment modifies certain provisions of the Loan Agreement to, among other things, (i) extend the term of the Loan Agreement to July 26, 2018, (ii) increase the maximum borrowing credit to $90 million, (iii) decrease the revolving interest rate whereby borrowings under the Loan Agreement will bear interest at a rate equal to either (a) the LIBOR rate plus an applicable margin of between 2.00% to 2.50% based on borrowing availability or (b) a base rate plus an applicable margin of between 1.00% to 1.50% based on borrowing availability, where the base rate is equal to the greater of the prime rate established by Regions Bank, the overnight federal funds rate plus 0.5% or the LIBOR rate for a one month period plus 1% and (iv) amend various requirements under the Loan Agreement with respect to the Company's obligation to deliver collateral reports and monthly financial statements. A fee of 0.375% per annum will accrue on the unutilized availability on the newly expanded credit facility. Except as set forth in the amendment, the Loan Agreement, as previously amended, remains in full force and effect.
The increased maximum borrowing credit under the newly amended credit facility is subject to borrowing base availability, any reserves established by the facility agent in its discretion, compliance with certain financial covenants if availability under the facility falls below certain thresholds and, for borrowings above $75 million, compliance with the debt incurrence covenant in the indenture governing the 9% Senior Notes that limits indebtedness incurred under the permitted credit facility debt basket to the greater of $75 million or 18% of our consolidated tangible net assets reported for the last fiscal quarter for which financial statements are available. As of June 30, 2013, 18% of our consolidated tangible net assets was approximately $90 million.

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
We currently provide a wide range of services to a diverse group of companies. Through the six months ended June 30, 2013, we provided services to over 575 companies. Our blue-chip customer base includes Anadarko Petroleum Corporation, Chesapeake Energy Corporation, ConocoPhillips Company, Rosetta Resources, Inc., and Shell Oil Company, among others. John E. Crisp, Charles C. Forbes, and our senior management team, have cultivated deep and ongoing relationships with these customers during their average of over 35 years of experience in the oilfield services industry. For the three and six months ended June 30, 2013, we generated consolidated revenues of approximately $103.7 million and $205.4 million, respectively.
We currently conduct our operations through the following two business segments:

•
Well Servicing. Our well servicing segment comprised 52.7% and 51.0% of consolidated revenues for the three and six months ended June 30, 2013. At June 30, 2013, our well servicing segment utilized our modern fleet of 162 well servicing rigs, (which included 152 workover rigs and ten swabbing rigs), five coiled tubing spreads, nine tubing testing units, and related assets and equipment. These assets are used to provide (i) well maintenance, including remedial repairs and removal and replacement of down-hole production equipment, (ii) well workovers, including significant down-hole repairs, re-completions and re-perforations, (iii) completion and swabbing activities, (iv) plugging and abandonment services, and (v) pressure testing of oil and natural gas production tubing and scanning tubing for pitting and wall thickness using tubing testing units.

•
Fluid Logistics. Our fluid logistics segment comprised 47.3% and 49.0% of consolidated revenues for the three and six months ended June 30, 2013. Our fluid logistics segment utilized our fleet of owned or leased fluid transport trucks and related assets, including specialized vacuum, high-pressure pump and tank trucks, frac tanks, water wells, salt water disposal wells and facilities, and related equipment. These assets are used to provide, transport, store, and dispose of a variety of drilling and produced fluids used in, and generated by, oil and natural gas production. These services are required in most workover and completion projects and are routinely used in daily operations of producing wells. We have begun doing customer demonstrations of our water recycling unit. Once it is permitted, we plan on deploying this equipment.

We believe that our two business segments are complementary and create synergies in terms of selling opportunities. Our multiple lines of service allow us to capitalize on our existing customer base to grow within existing markets, generate more business from existing customers, and increase our operating profits. By offering our customers the ability to reduce the number of vendors they use, we believe we help improve our customers’ efficiency. This is demonstrated by the fact that 75.7% and 72.2% of our revenues for the three and six months ended June 30, 2013 were from customers that utilized services from both of our business segments. Further, by having multiple service offerings that span the life cycle of the well, we believe we have a competitive advantage over smaller competitors offering more limited services.

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

Workover Rig Rates

Our well servicing segment revenues are dependent on the prevailing market rates for workover rigs. Rates and utilization for workover rigs increased through the year ended 2011 and stabilized in the fourth quarter 2011. Utilization and rates generally decreased during 2012. Composite rates for the first half of 2013 decreased slightly compared to the rate levels in the fourth quarter of 2012.

Fluid Logistics Rates

Our fluid logistics segment revenues are dependent on the prevailing market rates for fluid transport trucks and the related assets, including specialized vacuum, high-pressure pump and tank trucks, frac tanks, and salt water disposal wells. Pricing and utilization increased through 2011 and decreased through the end of 2012. Composite rates for the first half of 2013 have increased slightly compared to rates in the fourth quarter of 2012.

Operating Expenses
Utilization and demand increased during 2011 and decreased through the end of 2012. As a result we experienced cost pressures in areas such as labor where we incurred additional cost increases primarily in the form of increased pay rates. During the first six months of 2013, labor rates have been relatively stable. Future earnings and cash flows will be dependent on our ability to manage our overall cost structure and either maintain our existing prices or obtain price increases from our customers as our operating costs increase.

Equipment rental and lease costs continue to be a significant component of our operating expense. As described in the following paragraph, we made certain capital expenditures throughout 2012 that replaced certain leased or rented equipment. Nevertheless, we expect that we may continue to meet certain equipment needs through leasing arrangements. During 2012, we entered into operating leases for vacuum trucks, vacuum trailers, support trucks, pressure pumping units, crane trucks, nitrogen pumping units, and a transport trailer. During the first half of 2013, we entered into operating leases for certain well servicing assets.

Capital Expenditures

During the first half of 2013 we purchased a saltwater disposal well, additional nitrogen pumping units, fluid mixing tanks, three vacuum trucks, plus incurred the associated costs of placing this equipment in service. In addition, the Company continues to evaluate salt water disposal well and facility locations to better serve its customers. In July 2013, the Company received two additional workover rigs and has three additional rigs scheduled for delivery before the year end 2013. In addition, we have ordered one additional coiled tubing spread due the first quarter of 2014.

Presentation
The following discussion and analysis is presented on a consolidated basis to reflect the results of continuing operations and financial condition of the Forbes Group. The financial information as of and for the three and six months ended June 30, 2013 and June 30, 2012 is presented on a consolidated basis for FES Ltd. and its subsidiaries. Unless otherwise indicated, all financial or operational data presented herein relates to our continuing operations, excluding our operations in Mexico, which were sold in January 2012. Notwithstanding the foregoing, financial information regarding cash flows presented herein includes cash flows from our discontinued operations.

Results of Operations
The following discussion, as well as the discussion found under “Liquidity and Capital Resources,” compares our consolidated financial information for the three and six months ended June 30, 2013 to the three and six months ended June 30, 2012.
Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012
The following table compares our operating results for the three months ended June 30, 2013 and 2012 (in thousands, except percentages). Operating expenses excludes general and administrative expenses, depreciation, and amortization.

	Revenue		Operating Expenses
	2013	2012	2013	% of revenues	2012	% of revenue		Change	% Change
Well Servicing	$54,633	$51,315	$42,504	77.8%	$37,453	73.0%		$5,051	13.5%
Fluid Logistics	49,049	68,470	34,445	70.2%	49,354	72.1%		(14,909)	(30.2)%
Total	$103,682	$119,785	$76,949	74.2%	$86,807	72.5%	`	$(9,858)	(11.4)%

The following table compares segment profits for the three months ended June 30, 2013 and 2012 (in thousands, except percentages).

	2013		2012
	Amount	%	Amount	%
Well servicing	$12,129	22.2%	$13,862	27.0%
Fluid logistics	14,604	29.8%	19,116	27.9%
Total	$26,733	25.8%	$32,978	27.5%

Consolidated Revenues. The decrease in consolidated revenues is a result of lower activity, and pricing in the second quarter of 2013 as compared to 2012.
Well Servicing. Revenues from the well servicing segment increased due to the increase in revenue attributable to our new coiled tubing services. The overall rates for well servicing was down slightly from rates in the same quarter in 2012. We utilized 162 well service rigs as of June 30, 2013 and June 30, 2012 and utilized five coiled tubing spreads as of June 30, 2013 and there were no coiled tubing units utilized as of June 30, 2012.
Fluid Logistics. Revenues from the fluid logistics segment decreased due to a slight decrease in rates for the three months ended June 30, 2013 when compared to the same period ending June 30, 2012. Billable trucking hours decreased during the three months ended June 30, 2013 approximately 27.9% when compared to the three months ended June 30, 2012. Utilization and rate decreases resulted, in part, from the general industry slowdown discussed herein, and in part, from a refinement of drilling processes that involves drilling multiple wells from the same physical location. One of the results of this drilling process improvement is a reduction in the amount of frac tanks required per drilled well. Our principal fluid logistics assets at June 30, 2013 and June 30, 2012 were as follows:

	June 30,
	2013	2012
Fluid logistics segment:
Vacuum trucks	473	475
High-pressure pump trucks	21	21
Other heavy trucks	84	84
Frac tanks	3,111	3,025
Fluid mixing tanks	161	89
Salt water disposal wells	25	23
Consolidated Operating Expenses. The increase in operating expenses as a percentage of revenue in the three months ending June 30, 2013 compared to the three months ending June 30, 2012 was due to the decrease in revenues for the period.
Well Servicing. The well servicing segment expenses increased 4.8% as a percentage of revenue for the three months ending June 30, 2013 compared to the three months ending June 30, 2012.  This increase resulted in part from additional leases added during 2012 which generated approximately $1.5 million additional lease expense in the second quarter of 2013 when compared to the same period in the prior year, an increase in percentage of revenues of approximately 2.7%. Additionally the supplies and parts expense increased approximately $0.5 million or an additional 0.7% of revenues from the three months ended June 30, 2013 compared to June 30, 2012. Both increases were primarily due to the additional expenses related to coiled tubing services.
Fluid Logistics. Expenses for the fluid logistics segment decreased 1.9% as a percentage of revenue for the three months ending June 30, 2013 compared to the same period in 2012.  This decrease in operating expense as a percentage of revenues was a combination of a slight reduction in aggregate customer pricing of approximately 0.6% which was offset by cost reductions.  These cost reductions were in a number of areas, including rented equipment and third party services which decreased by approximately $2.1 million between the two quarters, from 5.9% of revenues in the three months ended June 30, 2012 to 3.9% for the same period in 2013.  We benefited from this cost reduction as additional equipment was purchased and placed in service replacing rented equipment and third party contractors.

General and Administrative Expenses. General and administrative expenses from the consolidated operations decreased by approximately $0.5 million, or 5.7%, to $7.6 million for the three months ended June 30, 2013. General and administrative expense as a percentage of revenues was 7.3% and 6.7% for the three months ended June 30, 2013 and June 30, 2012, respectively. The primary reason for this decrease was a reduction in consulting fees of approximately $0.5 million.
Depreciation and Amortization. Depreciation and amortization expenses increased by $0.7 million, or 5.8%, to $13.2 million. The additional depreciation expense resulted from capital expenditures, including those incurred for the three months ended June 30, 2013 which were $10.4 million compared to $37.6 million for the three months ended June 30, 2012.
Interest and Other Expenses. Interest and other expenses increased approximately $0.2 million comparing the three months ended June 30, 2013 to the same period in the prior year. The slight increase was due to the net effect of paying off older higher interest leases while adding lower interest capital leases in the second half of 2012.
Income Taxes. We recognized an income tax benefit of $0.4 million and expense of $3.0 million for the three months ended June 30, 2013 and June 30, 2012, respectively. Our effective tax rate for the three months ended June 30, 2013 is 39.50% based on a pre-tax loss of $1.1 million compared to 52.70% based on pre-tax income of $5.6 million for the same period in the prior year.
Discontinued Operations. We recorded a net loss from discontinued operations of $0.1 million for the three months ended June 30, 2013, compared to net loss from discontinued operations of $1.6 million for the three months ended June 30, 2012. The decrease in net income relates to expenses from the winding down of operations in Mexico.
Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012
The following table compares our operating results for the six months ended June 30, 2013 and 2012 (in thousands, except percentages). Operating expenses excludes general and administrative expenses, depreciation, and amortization.

	Revenue		Operating Expenses
	2013	2012	2013	% of revenues	2012	% of revenue	Change	% Change
Well Servicing	$104,797	$103,554	$82,842	79.0%	$76,541	73.9%	$6,301	8.2%
Fluid Logistics	100,623	147,715	71,878	71.4%	104,210	70.5%	(32,332)	(31.0)%
Total	$205,420	$251,269	$154,720	75.3%	$180,751	71.9%	$(26,031)	(14.4)%
The following table compares segment profits for the six months ended June 30, 2013 and 2012 (in thousands, except percentages).

	2013		2012
	Amount	%	Amount	%
Well servicing	$21,955	21.0%	$27,013	26.1%
Fluid logistics	28,745	28.6%	43,505	29.5%
Total	$50,700	24.7%	$70,518	28.1%
Consolidated Revenues. The decrease in consolidated revenues is a result of lower activity and pricing in the first half of 2013 as compared to 2012.
Well Servicing. Revenues from the well servicing segment increased 1.2% due mainly to the revenues generated from our new coiled tubing services. Rates were down slightly when comparing the six months ended June 30, 2013 compared to the same period in 2012. We utilized 162 well service rigs as of June 30, 2013 and 2012 and five coiled tubing spreads as of June 30, 2013, although only four units were fully manned as of the end of the period and there were no coiled tubing units utilized as of June 30, 2012.
Fluid Logistics. Revenues from the fluid logistics segment decreased due to a decrease in rate of approximately 4.1% for the six months ended June 30, 2013 when compared to the same period ending June 30, 2012. Billable trucking hours decreased during the six months ended June 30, 2013 approximately 28.9% when compared to the six months ended June 30,

2012. Utilization and rate decreases resulted, in part, from the general industry slowdown discussed herein, and in part, from a refinement of drilling processes that involves drilling multiple wells from the same physical location. One of the results of this drilling process improvement is a reduction in the amount of frac tanks required per drilled well. Our principal fluid logistics assets at June 30, 2013 and June 30, 2012 were as follows:

	June 30,
	2013	2012
Fluid logistics segment:
Vacuum trucks	473	475
High-pressure pump trucks	21	21
Other heavy trucks	84	84
Frac tanks	3,111	3,025
Fluid mixing tanks	161	89
Salt water disposal wells	25	23
Consolidated Operating Expenses. The decrease in operating expenses as a percentage of revenue for the six months ending June 30, 2013 compared to the six months ending June 30, 2012 was due to the decrease in revenues for the period.
Well Servicing. The well servicing segment expenses increased 5.1% as a percentage of revenue for the six months ending June 30, 2013 compared to the six months ending June 30, 2012.  This increase resulted mainly from additional leases added during 2012 which generated approximately $2.5 million additional lease expense in the second quarter of 2013 when compared to the same period in the prior year, an increase in percentage of revenues of approximately 2.4%. Additionally the supplies and parts expense increased approximately $1.1 million or an additional 1.0% of revenues from the three months ended June 30, 2013 compared to June 30, 2012. Both increases were due to the additional expenses of the new coiled tubing services.
Fluid Logistics. Expenses for the fluid logistics segment decreased approximately 1.9% as a percentage of revenue for the six months ending June 30, 2013 compared to the same period in 2012.  This decrease in operating expense as a percentage of revenues was primarily due to the decrease in rented equipment as a percentage of revenues of approximately 1.0%. We benefited from this cost reduction as additional equipment was purchased and placed in service replacing rented equipment and third party contractors.

General and Administrative Expenses. General and administrative expenses from the consolidated operations decreased by approximately $3.8 million, or 20.2% , to $15.0 million for the six months ended June 30, 2013. General and administrative expense as a percentage of revenues was 7.3% and 7.5% for the six months ended June 30, 2013 and June 30, 2012, respectively. The primary reasons for this decrease was both a decrease in wages and stock compensation expense totaling approximately $2.2 million due to the first quarter of 2012 including discretionary management bonuses of approximately $1.8 million from 2011 and a credit in the first quarter of 2013 due to forfeited stock options of approximately $0.6 million. Also included was a decrease was a reduction in consulting fees of $0.5 million and approximately a $0.6 million decrease in legal fees.

Depreciation and Amortization. Depreciation and amortization expenses increased by $2.3 million, or 9.7%, to $26.2 million. The additional depreciation expense resulted from capital expenditures, including those incurred for the six months ended June 30, 2013 which were $20.3 million compared to $91.3 million for the six months ended June 30, 2012.

Interest and Other Expenses. Interest and other expenses increased by approximately $0.3 million from the six months ended June 30, 2013 to the quarter ended June 30, 2012 due to the financing of additional equipment purchased during the second half of 2012.

Income Taxes. We recognized an income tax benefit of 1.2 million and expense of $6.3 million for the six months ended June 30, 2013 and June 30, 2012, respectively. Our effective tax rate for the six months ended June 30, 2013 is 26.80% based on pre-tax loss of $4.5 million compared to 44.60% based on pre-tax income of $14.2 million for the same period in the prior year.

Discontinued Operations—We recorded a net loss from discontinued operations of $0.2 million for the six months ended June 30, 2013, compared to net loss from discontinued operations of $0.5 million for the six months ended June 30, 2012. The decrease in net income relates to expenses from the winding down of operations in Mexico.

Liquidity and Capital Resources
Overview
In June 2011, we issued $280.0 million aggregate principal amount of 9% Senior Notes.
On September 9, 2011, we entered into a loan and security agreement with certain lenders and Regions Bank, as agent for the secured parties, or the Agent. The loan and security agreement provides for an asset based revolving credit facility with a maximum initial credit of $75 million, subject to, as described in more detail in our annual report on Form 10-K for the year ended December 31. 2012, borrowing base availability, any reserves established by the facility agent in its discretion and, if availability under the facility falls below certain thresholds, compliance with certain financial covenants. As of June 30, 2013, $72.1 million was available under this new credit facility due to the $2.9 million in outstanding letters of credit. See subsequent events for additional information regarding the third amendment number three to the loan and security agreement that, among other changes, increased our maximum borrowing credit to $90 million, subject to borrowing base availability, any reserves established by the facility agent in its discretion, compliance with certain financial covenants if availability under the facility falls below certain thresholds and, for borrowings above $75 million, compliance with the debt incurrence covenant in the indenture governing the 9% Senior Notes that limits indebtedness incurred under the permitted credit facility debt basket to the greater of $75 million or 18% of our consolidated tangible net assets reported for the last fiscal quarter for which financial statements are available. As of June 30, 2013, 18% of our consolidated tangible net assets was approximately $90 million.
A downturn could require us to seek funding to meet working capital requirements. Further, should management elect to incur capital expenditures at levels greater than our cash flow from operations or to pursue other capital intensive activities, additional capital may be required to fund these activities. Our capital expenditures for 2013 will be more than the $23 million we had indicated at the end of the first quarter.  We anticipate purchasing between five and ten new well services rigs in response to customer demand.  Plus we have other equipment on order that may be delivered in 2013 or 2014, depending on the manufacturers' delivery schedules. As discussed in more detail below, our ability to seek additional financing may be restricted by certain of our debt covenants.
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
As of June 30, 2013, we had $27.2 million in cash and cash equivalents, $298.8 million in contractual debt and capital leases and $4.0 million of accounts payable related to equipment. Also, as of June 30, 2013, we had 588,059 outstanding shares of Series B Convertible Preferred Stock which is reflected in the balance sheet as temporary equity in an amount of

$14.5 million. The preferred stock is redeemable for cash or common stock at 95% of the fair market value of the common stock as determined in accordance with the certificate of designation of the Series B Preferred Stock in May 2017.
The $298.8 million in contractual debt was comprised of $280.0 million in senior notes and $18.8 million in capital leases on equipment and insurance notes. Of our total debt, $291.4 million of the outstanding contractual debt was represented by long-term debt and $7.4 million was short-term debt outstanding or the current portion of long-term debt. In addition, we have $4.0 million of non interest bearing short-term equipment vendor financings for well servicing rigs and other equipment included in accounts payable. The $18.8 million in equipment and insurance notes consisted of $15.9 million in equipment notes and $2.9 million in insurance notes related to our general liability, workers compensation, and other insurances. We incurred $10.4 million and $20.3 million for capital equipment acquisitions during the three and six months ended June 30, 2013, compared to $37.6 million and $91.3 million for the three and six months ended June 30, 2012.
We project that cash flows from operations will be adequate to meet our working capital requirements for the remainder of 2013 and that cash flows from operations and availability under our credit facility will be adequate to cover all our capital expenditures for the remainder of 2013.

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

Cash Flows from Operating Activities

Net cash provided by operating activities totaled $29.3 million for the six months ended June 30, 2013, compared to $44.9 million for the three months ended June 30, 2012. The decrease in cash provided by operating activities of $15.7 million for the six months ending June 30, 2013 was primarily due to a decrease in net income of $10.9 million in combination with various changes in working capital in the normal course of business that include a decrease in accounts receivable of $20.9 million which was partially offset by a decrease in accounts payable of $16.6 million.

Cash Flows from Investing Activities

Cash flows used in investing activities was $16.3 million for the six months ending June 30, 2013 compared to $75.7 million for the same period in 2012. The change was primarily related to a reduction in the purchase of property and equipment which decreased from $89.6 million for the three months ended June 30, 2012 compared to $17.4 million for the current period. This was partially offset by the decrease in proceeds from the sale of our discontinued Mexican operations from the period ended June 30, 2012 of $14.3 million.

Cash Flows from Financing Activities
Cash flows used in financing activities for the six months ended June 30, 2013 was $3.4 million compared to cash flows provided by financing activities of $3.7 million for the three months ended June 30, 2012. The primary reason for this decrease was due to the borrowings on the revolving credit facility in the three months ended June 30, 2012 of $6.0 million.
Cash Flows from Discontinued Operations

Cash flows used in discontinued operations for the six months ended June 30, 2013 amounted to less than $0.1 million, compared to $6.5 for the six months ended June 30, 2012. We expect cash flows from discontinued operations to be negligible for the remainder of 2013 until completed.

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

Contractual Obligations and Financing

On May 28, 2017, the Company is required to redeem any of its shares of Series B Preferred Stock then outstanding. Such mandatory redemption may, at the Company’s election, be paid in cash or common stock (valued for such purpose at 95% of the then fair market value of the common stock). As of June 30, 2013 we had 588,059 shares of Series B Preferred Stock outstanding.

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

Our primary debt obligations are the outstanding 9% Senior Notes and any borrowings from time to time under our revolving credit facility. Changes in interest rates do not affect interest expense incurred on our 9% Senior Notes as such notes bear interest at a fixed rate. However, changes in interest rates would affect their fair values. In general, the fair market value of debt with a fixed interest rate will increase as interest rates fall. Conversely, the fair market value of debt will decrease as interest rates rise. A hypothetical change in interest rates of 10% relative to interest rates as of June 30, 2013 would have no impact on our interest expense for the 9% Senior Notes.

Our revolving credit facility has a variable interest rate and, therefore, is subject to interest rate risk. As of August 6, 2013, we had no amounts drawn on this facility. For this reason, a 100 basis point increase in interest rates on our variable rate debt would not result in significant additional annual interest expense.

With the disposition of our Mexican operations in January 2012, we are no longer exposed to any significant foreign currency risk.
We have not entered into any derivative financial instrument transactions to manage or reduce market risk or for speculative purposes.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2013, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures over financial reporting were not effective. See “Material Weaknesses” below.
Changes in Internal Control over Financial Reporting, including Remediation of Certain Material Weaknesses
Other than the remediation measure described below under "Remediation" no change in our internal control over financial reporting (as defined in Rules 13-a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
We modified the design of our information system, processes, and procedures which was intended to address such material weakness. The new processes and procedures were communicated to senior management and to the field personnel. Testing began in the third quarter of 2012 after which it was concluded that additional modifications to our billing software were necessary. Currently additional software modifications are in process. It is anticipated that these modifications will be completed and testing will begin no later than the end of the first quarter of 2014.
We have implemented, or are in the process of implementing and continue to implement, remedial measures to address the above deficiency on a going-forward basis.
We identified a material weakness that existed as of December 31, 2012 in our internal controls related to foreign taxes. We have implemented remedial measures to address the above deficiencies on a going-forward basis. We have engaged a third party consulting group to assist with foreign tax matters as tax matters in Mexico wind down; and to perform a complete review of all tax matters, both foreign and domestic. In January 2012, the Company completed the sale of substantially all of its Mexico assets, resulting in limited tax expense or benefit for future periods. The Company no longer considered this to be a material weakness as of March 31, 2013 and June 30, 2013.

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

None.

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
Amendment to Rights Agreement dated as of July 8, 2013 between Forbes Energy Services Ltd. and CIBC Mellon Trust Company, as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated July 8, 2013).

4.3	—	Certificate of Designation of the Series B Senior Convertible Preferred Shares (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed May 28, 2010).
4.4	—
Indenture, dated June 7, 2011 among Forbes Energy Services Ltd., as issuer, the guarantors party thereto and Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated June 7, 2011).

4.5	—
Amended and Restated Certificate of Designation of the Series B Senior Convertible Preferred Shares (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed January 25, 2011).

4.6	—	Specimen Certificate for the Company’s common stock, $0.04 par value (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form 8-A filed August 12, 2011).
10.1	—
Third Amendment to Loan and Security Agreement, dated as of July 25, 2013, by and among Forbes Energy Services LLC, Forbes Energy International, LLC, TX Energy Services, LLC, C.C. Forbes, LLC and Superior Tubing Testers, LLC, as borrowers, Forbes Energy Services Ltd., as guarantor, certain lenders party thereto, and Regions Bank, as administrative agent for the lenders (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated August 1, 2013).

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

FORBES ENERGY SERVICES LTD.

August 9, 2013	By:	/s/ JOHN E. CRISP
John E. Crisp Chairman, Chief Executive Officer and President (Principal Executive Officer)

August 9, 2013	By:	/S/ L. MELVIN COOPER
L. Melvin Cooper Senior Vice President, Chief Financial Officer and Assistant Secretary (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Number		Description of Exhibits
2.1	—
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

4.2
Amendment to Rights Agreement dated as of July 8, 2013 between Forbes Energy Services Ltd. and CIBC Mellon Trust Company, as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated July 8, 2013).

4.3	—	Certificate of Designation of the Series B Senior Convertible Preferred Shares (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed May 28, 2010).
4.4	—
Indenture, dated June 7, 2011 among Forbes Energy Services Ltd., as issuer, the guarantors party thereto and Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated June 7, 2011).

4.5	—
Amended and Restated Certificate of Designation of the Series B Senior Convertible Preferred Shares (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed January 25, 2011).

4.6	—	Specimen Certificate for the Company’s common stock, $0.04 par value (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form 8-A filed August 12, 2011).
10.1	—
Third Amendment to Loan and Security Agreement, dated as of July 25, 2013, by and among Forbes Energy Services LLC, Forbes Energy International, LLC, TX Energy Services, LLC, C.C. Forbes, LLC and Superior Tubing Testers, LLC, as borrowers, Forbes Energy Services Ltd., as guarantor, certain lenders party thereto, and Regions Bank, as administrative agent for the lenders (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated August 1, 2013).

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