Form 10-Q
period 2013-09-30
Forbes Energy Services Ltd.
filed 2013-11-12
CIK 1434842

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________________________
Form 10-Q
__________________________________________________________
Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    ☐  Yes    ☒  No
Shares outstanding of each of the registrant’s classes of common stock as of November 6, 2013:

Class	Outstanding as of November 6, 2013
Common Stock, $.04 par value	21,471,616

FORBES ENERGY SERVICES LTD. AND SUBSIDIARIES (a/k/a the “Forbes Group”)

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q and any oral statements made in connection with it include certain forward-looking statements within the meaning of the federal securities laws. You can generally identify forward-looking statements by the appearance in such a statement of words like “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project” or “should” or other comparable words or the negative of these words. When you consider our forward-looking statements, you should keep in mind the risk factors we describe and other cautionary statements we make in this Quarterly Report on Form 10-Q. Our forward-looking statements are only predictions based on expectations that we believe are reasonable. Our actual results could differ materially from those anticipated in, or implied by, these forward-looking statements as a result of known risks and uncertainties set forth below and elsewhere in this Quarterly Report on Form 10-Q. These factors include or relate to the following:

•	supply and demand for oilfield services and industry activity levels;

•	potential for excess capacity;

•	spending by the oil and natural gas industry given the continuing worldwide economic slowdown;

•	our level of indebtedness;

•	possible impairment of our long-lived assets;

•	our ability to maintain stable pricing;

•	competition;

•	substantial capital requirements;

•	significant operating and financial restrictions under our indenture and revolving credit facility;

•	technological obsolescence of operating equipment;

•	dependence on certain key employees;

•	concentration of customers;

•	substantial costs of compliance with reporting obligations, the Sarbanes-Oxley Act and indenture covenants;

•	a material weakness in internal controls over financial reporting;

•	seasonality of oilfield services activity;

•	collection of accounts receivable;

•	environmental and other governmental regulation, including potential climate change legislation;

•	the potential disruption of business activities caused by the physical effects, if any, of climate change;

•	risks inherent in our operations;

•	market response to global demands to curtail use of oil and natural gas;

•	ability to fully integrate future acquisitions;

•	variation from projected operating and financial data;

•	variation from budgeted and projected capital expenditures;

•	volatility of global financial markets; and

•	the other factors discussed under “Risk Factors” beginning on page 10 of the Annual Report on Form 10-K for the year ended December 31, 2012.
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

PART I—FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)
Condensed Consolidated Balance Sheets (unaudited)
(in thousands, except per share amounts)

	September 30, 2013	December 31, 2012
Assets
Current assets
Cash and cash equivalents	$32,943	$17,619
Accounts receivable - trade, net of allowance of $3,458 and $2,660 for 2013 and 2012, respectively	76,713	92,596
Accounts receivable - related parties	60	60
Accounts receivable - other	636	428
Prepaid expenses and other	8,682	14,951
Total current assets	119,034	125,654
Property and equipment, net	348,768	348,442
Other intangible assets, net	25,869	28,015
Deferred financing costs, net of accumulated amortization of $3,286 and $2,166 for 2013 and 2012, respectively	7,258	8,040
Restricted cash	1,379	1,439
Other assets	1,703	1,111
Total assets	$504,011	$512,701
Liabilities and Shareholders’ Equity
Current liabilities
Current portions of long-term debt	$4,877	$13,026
Accounts payable - trade	27,074	18,059
Accounts payable - related parties	151	68
Accrued dividends	61	61
Accrued interest payable	7,593	1,354
Accrued expenses	11,275	13,539
Total current liabilities	51,031	46,107
Long-term debt	291,010	293,321
Deferred tax liability	22,367	26,587
Total liabilities	364,408	366,015
Commitments and contingencies (Note 10)
Temporary equity
Series B senior convertible preferred shares	14,549	14,518
Shareholders’ equity
Common stock, $.04 par value, 112,500 shares authorized, 21,472 and 21,093 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	859	844
Additional paid-in capital	193,685	191,602
Accumulated deficit	(69,490)	(60,278)
Total shareholders’ equity	125,054	132,168
Total liabilities and shareholders’ equity	$504,011	$512,701
The accompanying notes are an integral part of these condensed consolidated financial statements.

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)
Condensed Consolidated Statements of Operations (unaudited)
(in thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Revenues
Well servicing	$62,079	$50,565	$166,876	$154,120
Fluid logistics	42,775	63,755	143,398	211,470
Total revenues	104,854	114,320	310,274	365,590
Expenses
Well servicing	50,073	41,372	132,915	117,913
Fluid logistics	34,973	47,186	106,851	151,396
General and administrative	7,955	7,278	22,906	26,023
Depreciation and amortization	13,376	13,187	39,573	37,074
Total expenses	106,377	109,023	302,245	332,406
Operating income (loss)	(1,523)	5,297	8,029	33,184
Other income
Interest income	13	20	18	70
Interest expense	(7,103)	(7,158)	(21,120)	(20,921)
Income (loss) from continuing operations before taxes	(8,613)	(1,841)	(13,073)	12,333
Income tax expense (benefit)	(2,961)	(571)	(4,156)	5,745
Income (loss) from continuing operations	(5,652)	(1,270)	(8,917)	6,588
Loss from discontinued operations, net of tax expense (benefit) of ($32), ($9), ($159) and $370, respectively	(59)	(1,072)	(295)	(1,567)
Net income (loss)	(5,711)	(2,342)	(9,212)	5,021
Preferred stock dividends	(194)	(194)	(582)	(582)
Net income (loss) attributable to common shareholders	$(5,905)	$(2,536)	$(9,794)	$4,439
Income (loss) per share of common stock from continuing operations (Note 12)
Basic	$(0.27)	$(0.07)	$(0.44)	$0.29
Diluted	$(0.27)	$(0.07)	$(0.44)	$0.25
Loss per share of common stock from discontinued operations (Note 12)
Basic	$(0.01)	$(0.05)	$(0.02)	$(0.08)
Diluted	$(0.01)	$(0.05)	$(0.02)	$(0.06)
Income (loss) per share of common stock (Note 12)
Basic	$(0.28)	$(0.12)	$(0.46)	$0.21
Diluted	$(0.28)	$(0.12)	$(0.46)	$0.19
Weighted average number of shares outstanding (Note 12)
Basic	21,438	21,068	21,410	21,039
Diluted	21,438	21,068	21,410	26,650
The accompanying notes are an integral part of these condensed consolidated financial statements.

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)
Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited)
(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Net income (loss)	$(5,711)	$(2,342)	$(9,212)	$5,021
Other comprehensive income
Foreign currency translation adjustments	—	635	—	1,078
Comprehensive income (loss)	$(5,711)	$(1,707)	$(9,212)	$6,099
The accompanying notes are an integral part of these condensed consolidated financial statements.

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)
Condensed Consolidated Statements of Changes in Shareholders’ Equity (unaudited)
(in thousands)

	Preferred Shares		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance: December 31, 2012	588	$14,518	21,093	$844	$191,602	$(60,278)	$132,168
Share-based compensation	—	—	—	—	2,680	—	2,680
Net loss	—	—	—	—	—	(9,212)	(9,212)
Common shares issued under stock plan:
Issuance of restricted stock	—	—	379	15	(15)	—	—
Preferred shares dividends and accretion	—	31	—	—	(582)	—	(582)
Balance: September 30, 2013	588	$14,549	21,472	$859	$193,685	$(69,490)	$125,054
The accompanying notes are an integral part of these condensed consolidated financial statements.

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Nine months ended September 30,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$(9,212)	$5,021
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	37,427	34,928
Amortization expense	2,146	2,146
Share-based compensation	2,822	4,346
Deferred tax (benefit) expense	(4,220)	6,077
(Gain) loss on disposal of assets, net	(678)	594
Gain on disposal of discontinued operations, net	—	(3,705)
Bad debt expense	859	904
Amortization of deferred financing cost	1,120	1,102
Changes in operating assets and liabilities:
Accounts receivable	14,802	30,285
Accounts receivable - related party	—	1,109
Prepaid expenses and other assets	(2,035)	(5,400)
Accounts payable - trade	3,819	(17,082)
Accounts payable - related party	83	2,544
Accrued expenses	(2,246)	(9,586)
Accrued interest payable	6,238	6,417
Net cash provided by operating activities	50,925	59,700
Cash flows from investing activities:
Proceeds from sale of property and equipment	1,337	—
Purchases of property and equipment	(32,804)	(101,540)
Proceeds from sale of assets included in discontinued operations	—	14,461
Change in restricted cash	60	(405)
Net cash used in investing activities	(31,407)	(87,484)
Cash flows from financing activities:
Payments of debt	(3,500)	(3,407)
Payment of tax withholding obligations related to restricted stock	(143)	—
Proceeds from the exercise of stock options	—	65
Proceeds from issuance of restricted stock	—	5
Dividends paid on Series B Senior Convertible Preferred Shares	(551)	(551)
Net cash used in financing activities	(4,194)	(3,888)
Effect of currency translation on cash and cash equivalents	—	383
Net increase (decrease) in cash and cash equivalents	15,324	(31,289)
Cash and cash equivalents:
Beginning of period	17,619	36,600
End of period	$32,943	$5,311
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

3. Basis of Presentation
Interim Financial Information
The unaudited condensed consolidated financial statements of the Forbes Group are prepared in conformity with accounting principles generally accepted in the United States of America, or “GAAP” for interim financial reporting. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted. Therefore, these condensed consolidated financial statements should be read along with the annual audited consolidated financial statements and notes thereto included in Forbes Group’s Annual Report on Form 10-K for the year ended December 31, 2012. In management’s opinion, all adjustments necessary for a fair statement are reflected in the interim periods presented. Interim results for the three and nine months ended September 30, 2013 may not be indicative of results that will be realized for the full year ending December 31, 2013. All significant intercompany accounts and transactions have been eliminated in consolidation.
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
In July 2013, the FASB issued ASU No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exist” (“ASU2013-11”). ASU 2013-11 reduces diversity in practice by providing guidance on the presentation of unrecognized tax benefits and is intended to better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exit. ASU 2013-11 becomes effective for the Company on January 1, 2014 and the Company does not believe it will have a material impact on the consolidated financial statements.
4. Other Intangible Assets
Other intangible assets are subject to amortization for the period of time which the assets are expected to contribute directly or indirectly to future cash flows under the guidance of ASC 350.
Our major classes of intangible assets subject to amortization under ASC 350 consist of our customer relationships, trade names, safety training program, dispatch software, and other. The Company expenses costs associated with extensions or renewals of intangible assets. There were no such extensions or renewals in the nine months ended September 30, 2013 or September 30, 2012. Amortization expense is calculated using the straight-line method over the period indicated. Amortization expense for the three months ended September 30, 2013 and September 30, 2012 from continuing operations was $0.7 million and for the nine months ended September 30, 2013 and September 30, 2012 was $2.1 million. Estimated amortization expense for each of the five succeeding fiscal years is $2.9 million per year. The weighted average amortization period remaining for intangible assets is 9.0 years.

The following sets forth the identified intangible assets by major asset class:

		As of September 30, 2013			As of December 31, 2012
	Useful Life (years)	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
		(in thousands)
Customer relationships	15	$31,896	$(12,227)	$19,669	$31,896	$(10,632)	$21,264
Trade names	15	8,050	(3,085)	4,965	8,050	(2,683)	5,367
Safety training program	15	1,182	(453)	729	1,182	(394)	788
Dispatch software	10	1,135	(653)	482	1,135	(568)	567
Other	10	58	(34)	24	58	(29)	29
		$42,321	$(16,452)	$25,869	$42,321	$(14,306)	$28,015

5. Share-Based Compensation

Incentive Compensation Plans

From time to time, the Company grants stock options, restricted stock units, or other awards to its employees, including executive officers, and directors. Prior to July 9, 2012, these awards were granted pursuant to the Company's 2008 Incentive Compensation Plan, or the 2008 Plan. On July 9, 2012, at the Company's 2012 Annual Meeting of Shareholders, the Company's shareholders approved the Company's 2012 Incentive Compensation Plan, or the 2012 Plan. No further awards will be made under the 2008 Plan, however, outstanding awards granted under the 2008 Plan will remain subject to the terms and conditions of the 2008 Plan. Any shares of common stock that are available to be granted under the 2008 Plan, but which are not subject to outstanding awards under the 2008 Plan, including shares that become available due to the future lapse or forfeiture of outstanding awards, will be added to the 1,022,500 shares of common stock authorized for issuance under the 2012 Plan. After taking into account the restricted stock and restricted stock units granted through September 30, 2013 (as discussed in the Restricted Stock and Restricted Stock Units paragraph below), there were 1,290,136 shares available for future grants under the 2012 Incentive Compensation Plan. There have been no stock option awards issued under the 2012 Plan.

Stock Options

The following table presents a summary of the Company’s stock option activity for the nine months ended September 30, 2013.

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at December 31, 2012	1,997,925	$7.51	7.73 years	$—
Stock options:
Granted	—
Exercised	—
Forfeited	(398,500)	8.56		$—
Options outstanding at September 30, 2013	1,599,425	$7.25	6.85 years	$979,788
Vested and expected to vest at September 30, 2013	1,106,975	$6.40	6.39 years	$979,788
Exercisable at September 30, 2013	1,106,975	$6.40	6.39 years	$979,788
During the three months ended September 30, 2013 and September 30, 2012, the Company recorded total stock-based compensation expense related to stock options of $0.6 million and $0.9 million, respectively. During the nine months ended September 30, 2013 and September 30, 2012, the Company recorded total stock based compensation expense related to stock options of $1.6 million and $3.0 million, respectively. There were no stock-based compensation cost capitalized for the three or nine months ended September 30, 2013 or September 30, 2012. As of September 30, 2013, total unrecognized stock-based compensation cost for stock options amounted to $2.3 million, (net of estimated forfeitures) and is expected to be recorded over a weighted-average period of 0.92 years.

Restricted Stock

There was no restricted stock granted for the period ended September 30, 2013. The table below presents restricted stock vesting activity for the nine months ended September 30, 2013.

	Number of Units	Grant Date Average Fair Value Per Unit
Outstanding at December 31, 2012	41,666	$6.15
Granted	—	—
Vested	(41,666)	6.15
Forfeited	—	—
Nonvested at September 30, 2013	—	$—

Stock compensation expense for the restricted stock for the three and nine months ended September 30, 2012 was $0.1 million and $1.0 million, respectively. There were no expenses recognized in 2013 for the restricted stock.
Restricted Stock Units
There were 787,694 restricted stock units granted or reserved for the nine months ended September 30, 2013. On January 2, 2013, the stock portion of the executive bonus plan was issued consisting of 128,895 restricted stock units which vested immediately. On January 4, 2013, the executive longevity awards were granted consisting of 338,333 restricted stock units. These units vest in three tranches annually over a three year period. On February 21, 2013, a grant was made to certain nonexecutive employees, consisting of 104,166 restricted stock units. Of these, 62,500 vested immediately and 41,666 vest over a one year period. On March 19, 2013, 36,000 restricted stock units were granted to nonexecutive employees vesting in three equal tranches annually over a three year period. On June 18, 2013, 100,000 restricted stock units were granted to nonexecutive employees vesting in six tranches over a five and a half year period. On July 26, 2013, 80,300 restricted stock units were granted to nonexecutive employees and vested and were expensed immediately.
    The following table presents a summary of restricted stock unit grant activity for the period ended September 30, 2013:

	Number of Units	Grant Date Average Fair Value Per Unit
Outstanding at December 31, 2012	124,753	$3.45
Granted	787,694	3.27
Vested	(374,848)	3.38
Forfeited	(5,400)	2.65
Nonvested at September 30, 2013	532,199	$3.17
In the nine months ended September 30, 2013, participants utilized a net withholding exercise method, in which restricted stock units were surrendered to cover payroll withholding tax. The cumulative net shares issued to the participants were 54,975 out of 75,100 vested shares of restricted stock units. The total pretax cash outflow, as included in withholding tax payments in our condensed consolidated statements of cash flows, for this net withholding exercise was $0.1 million.
Stock compensation expense for the restricted stock units granted for the three months ended September 30, 2013 and September 30, 2012 was $0.6 million and less than $0.1 million, respectively. For the nine months ended September 30, 2013 and September 30, 2012 the stock compensation expense recognized for the restricted stock units was $1.3 million and less than $0.1 million, respectively. The remaining compensation expense of $1.3 million will be recognized over a weighted-average period of 2.76 years. For the three and nine months ended September 30, 2013, $0.1 million and $0.3 million, respectively, was recorded to accrue for the executive stock bonus for the performance based management bonus plan and is reflected as a current liability in our consolidated financial statements.

6. Property and Equipment
Property and equipment consisted of the following:

	Estimated Life in Years	September 30, 2013	December 31, 2012
		(in thousands)
Well servicing equipment	3-15 years	$404,926	$390,443
Autos and trucks	5-10 years	99,982	102,874
Disposal wells	5-15 years	47,290	32,437
Building and improvements	5-30 years	13,349	11,188
Furniture and fixtures	3-15 years	4,638	3,870
Land		1,804	1,227
		571,989	542,039
Accumulated depreciation		(223,221)	(193,597)
		$348,768	$348,442
Depreciation expense from continuing operations was $12.7 million and $37.4 million for the three and nine months ended September 30, 2013 and $12.5 million and $34.9 million for the three and nine months ended September 30, 2012, respectively.

7. Long-Term Debt
Long-term debt at September 30, 2013 and December 31, 2012 consisted of the following:

	September 30, 2013	December 31, 2012
	(in thousands)
9% Senior Notes	$280,000	$280,000
Third party equipment notes and capital leases	15,676	18,425
Insurance notes	211	7,922
	295,887	306,347
Less: Current portion	(4,877)	(13,026)
	$291,010	$293,321
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
The 9% Senior Notes are guaranteed by the current domestic subsidiaries (the “Guarantor Subs”) of FES Ltd, which include Forbes Energy Services LLC (“FES LLC”), C.C. Forbes, LLC (“CCF”), TX Energy Services, LLC (“TES”), Superior Tubing Testers, LLC (“STT”) and Forbes Energy International, LLC (“FEI LLC”). All of the Guarantor Subs are 100% owned and each guarantees the securities on a full and unconditional and joint and several basis, subject to customary release provisions. Prior to January 12, 2012, FES Ltd had two 100% owned indirect Mexican subsidiaries, or the Non-Guarantor Subs, that had not guaranteed the 9% Senior Notes. In January 2012, one of those two Mexican subsidiaries was sold along with the business and substantially all of our long-lived assets located in Mexico. The Guarantor Subs represent the majority of the Company's operations. The Forbes Group may, at its option, redeem all or part of the 9% Senior Notes from time to time at specified redemption prices and subject to certain conditions required by the indenture governing the 9% Senior Notes (the “9% Senior Indenture”). The Forbes Group is required to make an offer to purchase the notes and to repurchase any notes for which the offer is accepted at 101% of their principal amount, plus accrued and unpaid interest, if there is a change of control.

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

The Company is in compliance with the covenants in the indenture governing the 9% Senior Notes at September 30, 2013.

Revolving Credit Facility
On September 9, 2011, FES Ltd. and its current domestic subsidiaries entered into a loan and security agreement with Regions Bank, SunTrust Bank, CIT Bank and Capital One Leverage Finance Corp., as lenders, and Regions Bank, as agent for the secured parties, or the Agent. This loan and security agreement was amended and entered into in December 2011, July 2012 and July 2013. The loan and security agreement initially provided for an asset based revolving credit facility with a maximum initial borrowing credit of $75.0 million, subject to borrowing base availability. The third amendment increased the maximum borrowing credit to $90.0 million, subject to borrowing base availability, any reserves established by the facility agent in its discretion, compliance with certain financial covenants if availability under the facility falls below certain thresholds and, for borrowings above $75.0 million, compliance with the debt incurrence covenant in the indenture governing the 9% Senior Notes that prohibits the incurrence of debt except for certain limited permissions, including indebtedness incurred under the permitted credit facility debt basket to the greater of $75.0 million or 18% of our consolidated tangible net assets reported for the last fiscal quarter for which financial statements are available. As of September 30, 2013, 18% of our consolidated tangible net assets was approximately $84.8 million. As of September 30, 2013, there were no amounts drawn and outstanding letters of credit in the amount of $2.9 million posted under the facility. As amended, the loan and security agreement has a stated maturity of July 26, 2018. The proceeds of this credit facility can be used for the purchase of well services equipment, permitted acquisitions, general operations, working capital and other general corporate purposes. There was nothing drawn on this facility and $2.9 million in letters of credit outstanding against the facility at September 30, 2013.
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
Prior to the third amendment, at our option, borrowings under this new credit facility will bear interest at a rate equal to either (i) the LIBOR rate plus an applicable margin of between 2.25% to 2.75% based on borrowing availability or (ii) a base rate plus an applicable margin of between 1.25% to 1.75% based on borrowing availability, where the base rate is equal to the greater of the prime rate established by Regions Bank, the overnight federal funds rate plus 0.50% or the LIBOR rate for a one month period plus 1.00%. The third amendment decreased the revolving interest rate whereby borrowings under the Loan Agreement will bear interest at a rate equal to either (a) the LIBOR rate plus an applicable margin of between 2.00% to 2.50% based on borrowing availability or (b) a base rate plus an applicable margin of between 1.00% to 1.50% based on borrowing availability, where the base rate is equal to the greater of the prime rate established by Regions Bank, the overnight federal funds rate plus 0.5% or the LIBOR rate for a one month period plus 1%.
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
The loan and security agreement contains customary covenants for an asset-based credit facility, which include (i) restrictions on certain mergers, consolidations and sales of assets; (ii) restrictions on the creation or existence of liens; (iii) restrictions on making certain investments; (iv) restrictions on the incurrence or existence of indebtedness; (v) restrictions on transactions with affiliates; (vi) requirements to deliver financial statements, report and notices to the Agent and (vii) a springing requirement to maintain a consolidated Fixed Charge Coverage Ratio (which is defined in the loan and security agreement) of 1.1:1.0 in the event that our excess availability under the credit facility falls below the greater of $11.3 million or 15.00% of our maximum credit under the facility for sixty consecutive days; provided that, the restrictions described in (i)-(v) above are subject to certain exceptions and permissions limited in scope and dollar value. The loan and security agreement also contains customary representations and warranties and event of default provisions. As of September 30, 2013 we are in compliance with all applicable covenants in the loan and security agreement.
Third Party Equipment Notes and Capital Leases
During the past few years, the Forbes Group financed the purchase of certain vehicles and equipment through commercial loans with Paccar Financial Group, Mack Financial Services, Enterprise Fleet Management, and Regions Equipment Finance and capital leases, with aggregate principal amounts outstanding as of September 30, 2013 and December 31, 2012 of approximately $15.7 million and $18.4 million, respectively. These loans are repayable in a range of 42 to 60 monthly installments with the maturity dates ranging from May 2013 to January 2018. Interest accrues at rates ranging from 4.2% to 8.4% and is payable monthly. The loans are collateralized by equipment purchased with the proceeds of such loans. The Forbes Group paid total principal payments of approximately $1.4 million and $4.3 million and for the three and nine months ended September 30, 2013 and approximately $1.2 million and $3.1 million for the three and nine months ended September 30, 2012, respectively.
Insurance Notes
During 2012, the Forbes Group entered into promissory notes with First Insurance Funding for the payment of insurance premiums in an aggregate principal amount outstanding as of September 30, 2013 and December 31, 2012 of approximately $0.2 million and $7.9 million, respectively. These notes are or were payable in twelve monthly installments during the period of the insurance coverage with a maturity date of October 15, 2013. Interest accrues or accrued at a rate of approximately 3.3% for 2013 and 2012, and is payable monthly. The amount outstanding could be substantially offset by the cancellation of the related insurance coverage. The Company recently signed a new insurance note effective October 15, 2013 for $5.9 million at an interest rate of 2.9%.

8. Fair Value of Financial Instruments
The following is a summary of the carrying amounts and estimated fair values of our financial instruments as of September 30, 2013 and December 31, 2012. Fair value is defined as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.
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

	September 30, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
9.0% Senior Notes	$280,000	$282,100	$280,000	$249,200

The fair value of our 9% Senior notes is a level one input within the fair value hierarchy and is based on the dealer quoted market prices at September 30, 2013 and December 31, 2012, respectively.

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

	As of
	September 30, 2013	December 31, 2012
	(in thousands)
Related parties cash and cash equivalents balances:
Balance at Texas Champion Bank (1)	$807	$983
Balance at Brush Country Bank (2)	557	209

Related parties receivable:
Dorsal Services, Inc. (3)	$60	$60

Related parties payable:
Alice Environmental Services, LP/Alice Environmental Holding LLC (4)	$—	$10
Dorsal Services, Inc. (3)	23	—
Tasco Tool Services, Inc. (5)	23	—
Resonant Technology Partners (6)	34	19
Wolverine Construction, Inc. (7)	28	39
Texas Quality Gate Guard Services, LLC (8)	17	—
Animas Holdings, LLC (9)	24	—
Testco Well Services, LLC (10)	2
	$151	$68

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(in thousands)
Related parties capital expenditures:
Alice Environmental Services, LP/Alice Environmental Holding LLC (4)	$—	$—	$—	$15,567
Tasco Tool Services, Inc. (5)	64	155	64	155
Resonant Technology Partners (6)	6	38	63	196
Forbes Ranch (11)	—	—	25	—
	$70	$193	$152	$15,918
Related parties revenue activity:
Alice Environmental Services, LP/Alice Environmental Holding LLC (4)	$3	$—	$3	$—
CJ Petroleum Service LLC (12)	—	—	—	18
Dorsal Services, Inc. (3)	—	—	17	(1)
Tasco Tool Services, Inc. (5)	—	—	22	—
Wolverine Construction, Inc. (7)	—	2	—	41
Texas Quality Gate Guard Services, LLC (8)	—	—	—	4
Testco Well Services, LLC (10)	18	9	36	8
	$21	$11	$78	$70

Related parties expense activity:
Alice Environmental Services, LP/Alice Environmental Holding LLC (4)	$535	$673	$1,454	$3,205
CJ Petroleum Service LLC (12)	—	—	—	294
Dorsal Services, Inc. (3)	159	45	181	113
Tasco Tool Services, Inc. (5)	22	85	48	134
FCJ Management, LLC (13)	9	9	27	27
C&F Partners, LLC (14)	—	—	—	199
Resonant Technology Partners (6)	110	49	251	367
Wolverine Construction, Inc. (7)	—	6	—	35
JITSU Services, LLC (15)	—	101	203	304
Texas Quality Gate Guard Services, LLC (8)	97	42	334	305
Animas Holdings, LLC (9)	263	—	611	26
Testco Well Services, LLC (10)	9	—	11	5
	$1,204	$1,010	$3,120	$5,014
(1)The Company has a deposit relationship with Texas Champion Bank. Travis Burris, one of the directors of FES Ltd., is also the President, Chief Executive Officer, and director of Texas Champion Bank. Mr. Crisp, our President and Chief Executive Officer, serves on the board of directors.
(2)Messrs. Crisp and Forbes are directors and shareholders of Brush Country Bank, an institution with which the Company conducts business and has deposits.
(3)Dorsal Services, Inc. provides trucking services to the Company. Mr. Crisp, an executive officer and director and Denyce Crisp, the ex-wife of John Crisp, are partial owners of Dorsal Services, Inc.
(4)Messrs. John E. Crisp and Charles C. Forbes, Jr., executive officers and directors of FES Ltd., are also owners and managers of Alice Environmental Holdings, LLC or AEH, and indirect owners and managers of Alice Environmental Services, LP, or AES. The Company leases or rents land and buildings, disposal wells, aircraft, and other equipment from AES.
(5)Tasco Tool Services, Inc. is a down-hole tool company that is partially owned and managed by a company that is owned by Mr. Forbes, both an executive officer and director of FES Ltd., along with Robert Jenkins a manager of one of the subsidiaries of FES Ltd. Tasco rents and sells tools to the Company from time to time.
(6)Resonant Technology Partners is a computer networking group that provides services to the Company. Travis Burris, a director of the Company had a noncontrolling interest in the computer networking company, which was sold in July 2012.
(7)Wolverine Construction, Inc. is an entity that is owned by two sons and a brother of Mr. Crisp, an executive officer and director of FES Ltd., and a son of Mr. Forbes, an executive officer and director of FES Ltd. Wolverine provided construction and site preparation services to certain customers of the Company.

(8)Texas Quality Gate Guard Services, LLC, or Texas Quality Gate Guard Services, is an entity owned by Messrs. Crisp and Forbes and a son of Mr. Crisp, an executive officer and director of FES Ltd. Texas Quality Gate Guard Services has provided security services to the Company.
(9)Animas Holdings, LLC or Animas, is a property and disposal company that is owned by the two sons of Mr. Crisp and three children of Mr. Forbes and Ms. Forbes. The Company pays Animas for waste water disposal and lease facilities.
(10)Testco Well Services, LLC is a company that provides valve and gathering system testing services to the Company. Messrs. Crisp and Forbes, executive officers and directors of FES Ltd, along with a son of Mr. Crisp are partial owners of Testco. In August, Testco Well Services, LLC was sold to a third party. It is no longer a related party.
(11)Forbes Ranch is owned by a brother of Mr. Forbes, an executive officer and director of FES Ltd. Forbes Ranch. The Company purchased a truck scale from Forbes Ranch during the second quarter.
(12)CJ Petroleum Service LLC or CJ Petroleum, is a company that owns salt water disposal wells and is owned by Messrs. Crisp and Forbes, two sons of Mr. Crisp and Janet Forbes, a director of FES Ltd. The Company paid CJ Petroleum to purchase certain disposal wells which are no longer being rented.
(13)FCJ Management, LLC or FCJ, is an entity that leases land and facilities to the Company and is owned by Messrs. Crisp, and Forbes and Robert Jenkins, a manager of one of the subsidiaries of FES Ltd.
(14)C&F Partners, LLC is an entity that is owned by Messrs. Crisp and Forbes. The Company had expenses with regard to C&F Partners, LLC related to aircraft rental.
(15)JITSU Services, LLC or JITSU, is a financial leasing company owned by Janet Forbes, a director of the Company and Mr. Crisp. The Company currently leases ten vacuum trucks from JITSU.

10. Commitments and Contingencies

Concentrations of Credit Risk
Financial instruments which subject the Company to credit risk consist primarily of cash balances maintained in excess of federal depository insurance limits and trade receivables. All of our non-interest bearing cash balances were fully insured at December 31, 2012 due to a temporary federal program in effect from December 31, 2010 through December 31, 2012. Under the program, there is no limit to the amount of insurance for eligible accounts. Beginning 2013, insurance coverage reverted to $250,000 per depositor at each financial institution, and our non-interest bearing cash balances exceeded federally insured limits. The Company restricts investment of temporary cash investments to financial institutions with high credit standings. The Company's customer base consists primarily of multi-national and independent oil and natural gas producers. The Company does not require collateral on its trade receivables. For the three months ended September 30, 2013 the Company's largest customer, five largest customers, and ten largest customers constituted 8.8%, 31.5%, and 48.8% of consolidated revenues, respectively. For the nine months ended September 30, 2013, the Company's largest customer, five largest customers, and ten largest customers constituted 9.8%, 33.1%, and 49.0%, respectively. The loss of any one of our top five customers would have a materially adverse effect on the revenues and profits of the company. Further, our trade accounts receivable are from companies within the oil and natural gas industry and as such the Company is exposed to normal industry credit risks. As of September 30, 2013, the Company's largest customer, five largest customers, and ten largest customers constituted 5.3%, 20.0%, and 30.7% of accounts receivable, respectively. The Company continually evaluates its reserves for potential credit losses and establishes reserves for such losses.
Self-Insurance

The Company is self-insured under its Employee Group Medical Plan for the first $250,000 per individual. Incurred and unprocessed claims as of September 30, 2013 and December 31, 2012 amount to approximately $2.8 million and $4.6 million, respectively. These claims are unprocessed; therefore their values are estimated and included in accrued expenses in the accompanying consolidated balance sheets. In addition, to accruals for the self-insured portion of the Employee Group Medical Benefits Plan, the liability for incurred and unprocessed claims also includes estimated “run off” liabilities payable at future dates related to the worker's compensation, general liability and automobile liability self-insurance program that was eliminated in October 2009.

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

11. Supplemental Cash Flow Information

	Nine months ended September 30,
	2013	2012
	(in thousands)
Cash paid for
Interest	$13,684	$13,455
Income tax	$65	$715
Supplemental schedule of non-cash investing and financing activities
Changes in accounts payable related to capital expenditures	$5,194	$(8,653)
Capital leases on equipment	$1,569	$10,181
Preferred stock dividends and accretion costs	$31	$31

12. Earnings per Share
Basic earnings (loss) per share (“EPS”) is computed by dividing net income (loss) available to common shareholders by the weighted average common stock outstanding during the period. Diluted earnings (loss) per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock, such as options and convertible preferred stock, were exercised and converted into common stock. Potential common stock equivalents that have been issued by the Forbes Group relate to outstanding stock options and unvested restricted stock units which are determined using the treasury stock method, and the Series B Senior Convertible Preferred Stock (the “Series B Preferred Stock”), which are determined using the “if converted” method. In applying the if-converted method, conversion is not assumed for purposes of computing diluted EPS if the effect would be antidilutive. As of September 30, 2013 and September 30, 2012, there were 1,599,425 and 1,997,925 options to purchase common stock outstanding, respectively and 588,059 Series B Senior Convertible Preferred Stock. The preferred stock is convertible at a rate of nine shares of common stock to one share of Series B Preferred Stock.
The Company has determined that the Series B Preferred Stock are participating securities under ASC 260. Under ASC 260, a security is considered a participating security if the security may participate in undistributed earnings with common stock, whether that participation is conditioned upon the occurrence of a specified event or not. In accordance with ASC 260, a company is required to use the two-class method when computing EPS when a company has a security that qualifies as a “participating security.” The two-class method is an earnings allocation formula that determines EPS for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. A participating security is included in the computation of basic EPS using the two-class method. Under the two-class method, basic EPS for the Company’s common stock is computed by dividing net income applicable to common shares by the weighted-average common stock outstanding during the period. Under the certificate of designation for our Series B Preferred Stock (the “Series B Certificate of Designation”), if at any time the Company declares a dividend in cash which is greater in value than five percent on a cumulative basis over the previous twelve month period of the then current “Common Share Fair Market Value,” as that term is defined in the Series B Certificate of Designation, the Series B Preferred Stock will be entitled to receive a dividend payable in cash equal to the amount in excess of five percent of the then Common Share Fair Market Value per common share they would have received if all outstanding Series B Preferred Stock had been converted into common shares. There were no earnings allocated to the Series B Preferred Stock for the quarters ended September 30, 2013 and 2012 and the nine months ended September 30, 2013 since there was a net loss for those periods and earnings for the quarter were not in excess of amounts prescribed by the Series B Certificate of Designation for our Series B Preferred Stock for the nine months ended September 30, 2012. Diluted EPS for the Company’s common stock is computed using the more dilutive of the two-class method or the if-converted method. The following table sets forth the reconciliation of weighted average shares outstanding and diluted weighted average shares outstanding:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Weighted average shares outstanding	21,438	21,068	21,410	21,039
Dilutive effect of stock options and restricted stock	—	—	—	319
Dilutive effect of preferred stock	—	—	—	5,292
Diluted weighted average shares outstanding	21,438	21,068	21,410	26,650

There were 1,599,425 stock options, 532,199 units of unvested restricted stock, and 5,292,531 shares of common stock equivalents underlying the Series B Preferred Stock outstanding as of September 30, 2013 that were not included in the calculation of diluted EPS for the three and nine months ended September 30, 2013 because their effect would have been antidilutive.
The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three months ended September 30,			Nine months ended September 30,
	2013	2012		2013		2012
	(in thousands, except per share amounts)
Basic:
Net income (loss)	$(5,711)	$(2,342)		$(9,212)		$5,021
Preferred stock dividends and accretion	(194)	(194)		(582)		(582)
Net income (loss) attributable to common shareholders	$(5,905)	$(2,536)		$(9,794)		$4,439
Weighted-average common shares	21,438	21,068		21,410		21,039
Basic earnings (loss) per share	$(0.28)	$(0.12)		$(0.46)		$0.21
Diluted:
Net income (loss)	$(5,711)	$(2,342)		$(9,212)		$5,021
Preferred stock dividends and accretion	(194)	(194)		(582)		(582)
Net income (loss) attributable to common shareholders	$(5,905)	$(2,536)		$(9,794)	—	$4,439
Effect of dilutive securities	—	—	582,417	—		582
Net income attributable to common shareholders plus assumed conversions	$(5,905)	$(2,536)		$(9,794)		$5,021
Weighted-average shares of common stock	21,438	21,068		21,410		26,650
Diluted earnings (loss) per share	$(0.28)	$(0.12)		$(0.46)		$0.19

13. Income Taxes
The Company’s tax benefit from application of the effective tax rate for the nine months ended September 30, 2013 was estimated to be 31.8% based on pre-tax loss of $13.1 million. For the nine months ended September 30, 2012, the Company's effective tax rate was an expense of 46.6%. The difference between the effective rate and 35.0% statutory rate is mainly due to tax rate benefit for the Texas Margins Tax and non-deductible expenses.
The Forbes Group is subject to the Texas Margins Tax. The Texas Margins Tax is a tax equal to one percent of Texas-sourced revenue reduced by the greater of (a) cost of goods sold (as defined by Texas law), (b) compensation (as defined by Texas law) or (c) thirty percent of the Texas-sourced revenue. The Forbes Group accounts for the revised Texas Franchise tax in accordance with ASC 740, as the tax is derived from a taxable base that consists of income less deductible expenses. As of September 30, 2013, the annual franchise tax expense is estimated to be approximately $0.2 million for 2013.

14. Business Segment Information
The Forbes Group has determined that it has two reportable segments organized based on its products and services—well servicing and fluid logistics. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

Well Servicing
At September 30, 2013, our well servicing segment utilized our modern fleet of 165 owned well servicing rigs (which included 155 workover rigs and ten swabbing rigs), nine tubing testing units, five coiled tubing spreads, and related assets and equipment. These assets are used to provide (i) well maintenance, including remedial repairs and removal and replacement of down-hole production equipment, (ii) well workovers, including significant down-hole repairs, re-completions and re-perforations, (iii) completion and swabbing activities, (iv) plugging and abandoning services, and (v) pressure testing of oil and natural gas production tubing and scanning tubing for pitting and wall thickness using tubing testing units.
Fluid Logistics
The fluid logistics segment consists of operations in the U.S., which provide, transport, store and dispose of a variety of drilling and produced fluids used in and generated by oil and natural gas production activities. These services are required in most workover and completion projects and are routinely used in daily producing well operations.

The following tables set forth certain financial information from continuing operations with respect to the Company’s reportable segments for the three and nine months ended September 30, 2013 and September 30, 2012:

	Three months ended September 30,			Nine months ended September 30,
	Well Servicing	Fluid Logistics	Consolidated	Well Servicing	Fluid Logistics	Consolidated
2013	(in thousands)			(in thousands)
Operating revenues	$62,079	$42,775	$104,854	$166,876	$143,398	$310,274
Direct operating costs	50,073	34,973	85,046	132,915	106,851	239,766
Segment profits	$12,006	$7,802	$19,808	$33,961	$36,547	$70,508
Depreciation and amortization	$5,785	$7,591	$13,376	$17,242	$22,330	$39,573
Capital expenditures	11,196	7,457	18,653	19,046	19,857	38,903
Total assets	567,593	478,105	1,045,698	567,593	478,105	1,045,698
Long lived assets	201,341	147,427	348,768	201,341	147,427	348,768
2012
Operating revenues	$50,565	$63,755	$114,320	$154,120	$211,470	$365,590
Direct operating costs	41,372	47,186	88,558	117,913	151,396	269,309
Segment profits	$9,193	$16,569	$25,762	$36,207	$60,074	$96,281
Depreciation and amortization	$5,831	$7,356	$13,187	$17,103	$19,971	$37,074
Capital expenditures	6,205	5,697	11,902	24,327	78,916	103,243
Total assets	518,193	460,307	978,500	518,193	460,307	978,500
Long lived assets	202,375	151,016	353,391	202,375	151,016	353,391

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Reconciliation of the Forbes Group Operating Income (Loss) As Reported:	(in thousands)		(in thousands)
Segment profits	$19,808	$25,762	$70,508	$96,281
General and administrative expense	7,955	7,278	22,906	26,023
Depreciation and amortization	13,376	13,187	39,573	37,074
Operating income	(1,523)	5,297	8,029	33,184
Other income and expenses, net	(7,090)	(7,138)	(21,102)	(20,851)
Income (loss) from continuing operations before income taxes	$(8,613)	$(1,841)	$(13,073)	$12,333

	September 30, 2013	December 31, 2012
Reconciliation of the Forbes Group Assets As Reported:	(in thousands)
Total reportable segments	$1,045,698	$999,388
Elimination of internal transactions	(1,589,976)	(1,510,855)
Parent	1,048,289	1,024,168
Total assets	$504,011	$512,701

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
The Company paid a closing fee to the Investors of $0.3 million which is netted with the proceeds from the sale of the Series B Preferred Stock in temporary equity on the consolidated balance sheet. The value of the Series B Preferred Stock, for accounting purposes, is being accreted up to redemption value from the date of issuance to the earliest redemption date of the instrument using the effective interest rate method. If the Series B Preferred Stock had been redeemed as of September 30, 2013 and December 31, 2012, the redemption amount would have been approximately $14.5 million.

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
Preferred stock dividends are recorded at their fair value. If paid in cash, the amount paid represents fair value. If paid in kind, the fair value of the preferred stock dividends is determined using valuation techniques that include a component representing the intrinsic value of the dividends (which represents the fair value of the common stock into which the preferred stock could be converted) and an option component (which is determined using a Black-Scholes Option Pricing Model). Dividends and accretion for the three months ended September 30, 2013 and September 30, 2012 was $0.2 million in both periods and for the nine months ended September 30, 2013 and September 30, 2012 was $0.6 million, in both periods The Company has paid all required quarterly dividends through September 30, 2013.

16. Discontinued Operations
On January 12, 2012, the Company completed the previously announced sale of substantially all of its assets located in Mexico, as well as its equity interest in Forbes Energy Services México Servicios de Personal, S. de R.L. de C.V., for aggregate cash consideration of approximately $30.0 million (excluding amounts paid to cover certain Mexican taxes). The Company recognized a gain on disposal of approximately $2.9 million on this transaction.

The following table presents the results of discontinued operations:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(in thousands)
Revenues	$—	$—	$—	$2,787
Expenses
Direct costs	—	—	—	3,683
General and administrative	91	346	453	3,232
Total expenses	91	346	453	6,915
Operating loss	(91)	(346)	(453)	(4,128)
Interest expense	—	(1)	(1)	(2)
Gain (loss) on sale of assets	—	(734)	—	2,933
Loss before income taxes	(91)	(1,081)	(454)	(1,197)
Income tax expense (benefit)	(32)	(9)	(159)	370
Net loss	$(59)	$(1,072)	$(295)	$(1,567)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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
We currently provide a wide range of services to a diverse group of companies. Through the nine months ended September 30, 2013, we provided services to over 575 companies. Our blue-chip customer base includes Anadarko Petroleum Corporation, Chesapeake Energy Corporation, ConocoPhillips Company, Rosetta Resources, Inc., and Shell Oil Company, among others. John E. Crisp, Charles C. Forbes, and our senior management team, have cultivated deep and ongoing relationships with these customers during their average of over 35 years of experience in the oilfield services industry. For the three and nine months ended September 30, 2013, we generated consolidated revenues of approximately $104.9 million and $310.3 million, respectively.
We currently conduct our operations through the following two business segments:

•
Well Servicing. Our well servicing segment comprised 59.2% and 53.8% of consolidated revenues for the three and nine months ended September 30, 2013. At September 30, 2013, our well servicing segment utilized our modern fleet of 165 well servicing rigs, (which included 155 workover rigs and ten swabbing rigs), five coiled tubing spreads, nine tubing testing units, and related assets and equipment. These assets are used to provide (i) well maintenance, including remedial repairs and removal and replacement of down-hole production equipment, (ii) well workovers, including significant down-hole repairs, re-completions and re-perforations, (iii) completion and swabbing activities, (iv) plugging and abandonment services, and (v) pressure testing of oil and natural gas production tubing and scanning tubing for pitting and wall thickness using tubing testing units.

•
Fluid Logistics. Our fluid logistics segment comprised 40.8% and 46.2% of consolidated revenues for the three and nine months ended September 30, 2013. Our fluid logistics segment utilized our fleet of owned or leased fluid transport trucks and related assets, including specialized vacuum, high-pressure pump and tank trucks, frac tanks, water wells, salt water disposal wells and facilities, and related equipment. These assets are used to provide, transport, store, and dispose of a variety of drilling and produced fluids used in, and generated by, oil and natural gas production. These services are required in most workover and completion projects and are routinely used in daily operations of producing wells. We are currently in negotiations with customers for the utilization of our water purification unit, subject to permitting.

We believe that our two business segments are complementary and create synergies in terms of selling opportunities. Our multiple lines of service allow us to capitalize on our existing customer base to grow within existing markets, generate more business from existing customers, and increase our operating profits. By offering our customers the ability to reduce the number of vendors they use, we believe we help improve our customers’ efficiency. This is demonstrated by the fact that 70.2% and 79.3% of our revenues for the three and nine months ended September 30, 2013 were from customers that utilized services from both of our business segments. Further, by having multiple service offerings that span the life cycle of the well, we believe we have a competitive advantage over smaller competitors offering more limited services.

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

Workover Rig Rates

Our well servicing segment revenues are dependent on the prevailing market rates for workover rigs. Rates and utilization for workover rigs increased through the year ended 2011 and stabilized in the fourth quarter 2011. Utilization and rates generally decreased during 2012. Composite rates for the first half of 2013 decreased slightly compared to the rate levels in the fourth quarter of 2012. Rates began to increase slightly during the third quarter of 2013.

Fluid Logistics Rates

Our fluid logistics segment revenues are dependent on the prevailing market rates for fluid transport trucks and the related assets, including specialized vacuum, high-pressure pump and tank trucks, frac tanks, and salt water disposal wells. Pricing and utilization increased through 2011 and decreased through the third quarter of 2013. We believe that pricing and utilization have decreased, in part, due to more efficient drilling processes from our customers and from excess equipment available in the market, which has resulted in certain lost customer opportunities.

Operating Expenses
Utilization and demand increased during 2011 and decreased through the end of 2012. As a result we experienced cost pressures in areas such as labor where we incurred additional cost increases primarily in the form of increased pay rates. During the first nine months of 2013, labor rates have been relatively stable in our fluid logistics segment, however, greater competition for labor in our well servicing segment has resulted in increased hourly costs. Future earnings and cash flows will be dependent on our ability to manage our overall cost structure and either maintain our existing prices or obtain price increases from our customers as our operating costs increase.

Equipment rental and lease costs continue to be a significant component of our operating expense. As described in the following paragraph, we made certain capital expenditures throughout 2012 that replaced certain leased or rented equipment. Nevertheless, we expect that we may continue to meet certain equipment needs through leasing arrangements. During 2012, we entered into operating leases for vacuum trucks, vacuum trailers, support trucks, pressure pumping units, crane trucks, nitrogen pumping units, and a transport trailer. During the first nine months of 2013, we entered into operating leases for certain well servicing assets.

Capital Expenditures

During the first nine months of 2013 we purchased a saltwater disposal well, additional nitrogen pumping units, fluid mixing tanks, three specialty vacuum trucks, plus incurred the associated costs of placing this equipment in service. In addition, the Company continues to evaluate salt water disposal well and facility locations to better serve its customers. In July 2013, the Company received three additional workover rigs, some equipment for the two additional rigs to be delivered before year end, and has two additional rigs scheduled for delivery before year end 2013. In addition, we have ordered one additional coiled tubing spread due the first quarter of 2014.

Presentation
The following discussion and analysis is presented on a consolidated basis to reflect the results of continuing operations and financial condition of the Forbes Group. The financial information is as of and for the three and nine months ended September 30, 2013 and September 30, 2012 and is presented on a consolidated basis for FES Ltd. and its subsidiaries. Unless otherwise indicated, all financial or operational data presented herein relates to our continuing operations, excluding our operations in Mexico, which were sold in January 2012. Notwithstanding the foregoing, financial information regarding cash flows presented herein includes cash flows from our discontinued operations.

Results of Operations
The following discussion, as well as the discussion found under “Liquidity and Capital Resources,” compares our consolidated financial information for the three and nine months ended September 30, 2013 to the three and nine months ended September 30, 2012.
Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012
The following table compares our operating results for the three months ended September 30, 2013 and 2012 (in thousands, except percentages). Operating expenses exclude general and administrative expenses, depreciation, and amortization.

	Revenue		Operating Expenses
	2013	2012	2013	% of revenues	2012	% of revenue		Change	% Change
Well Servicing	$62,079	$50,565	$50,073	80.7%	$41,372	81.8%		$8,701	21.0%
Fluid Logistics	42,775	63,755	34,973	81.8%	47,186	74.0%		(12,213)	(25.9)%
Total	$104,854	$114,320	$85,046	81.1%	$88,558	77.5%	`	$(3,512)	(4.0)%
The following table compares segment profits for the three months ended September 30, 2013 and 2012 (in thousands, except percentages).

	2013		2012
	Amount	%	Amount	%
Well servicing	$12,006	19.3%	$9,193	18.2%
Fluid logistics	7,802	18.2%	16,569	26.0%
Total	$19,808	18.9%	$25,762	22.5%

Consolidated Revenues. The decrease in consolidated revenues is a result of lower activity, and pricing in the third quarter of 2013 as compared to 2012 in the fluid logistics segment.
Well Servicing. Revenues from the well servicing segment increased due to the increase in revenue mainly attributable to increased rig hours as well as higher utilization of our coiled tubing services. The composite rate for well servicing increased during the third quarter as compared to the composite rate in the same quarter in 2012. We utilized 165 well service rigs as of September 30, 2013 and 162 well service rigs as of September 30, 2012 and utilized five coiled tubing spreads as of September 30, 2013 and there were no coiled tubing units utilized as of September 30, 2012.

Fluid Logistics. Revenues from the fluid logistics segment decreased due to a decrease in rates for the three months ended September 30, 2013 when compared to the same period ending September 30, 2012. Billable trucking hours decreased during the three months ended September 30, 2013 approximately 31.7% when compared to the three months ended September 30, 2012. Utilization and rate decreases resulted, in part, from more efficient drilling processes from our customers and from excess equipment available in the market, which has resulted in certain lost customer opportunities. Our principal fluid logistics assets at September 30, 2013 and September 30, 2012 were as follows:

	September 30,
	2013	2012
Fluid logistics segment:
Vacuum trucks	473	475
High-pressure pump trucks	24	21
Other heavy trucks	84	84
Frac tanks	3,011	2,988
Fluid mixing tanks	269	161
Salt water disposal wells	25	23
Consolidated Operating Expenses. The increase in operating expenses as a percentage of revenue in the three months ending September 30, 2013 compared to the three months ending September 30, 2012 was due to the decrease in revenues for the period.
Well Servicing. The well servicing segment expenses decreased 1.1% as a percentage of revenue for the three months ending September 30, 2013 compared to the three months ending September 30, 2012.  This decrease is due primarily to increased utilization of our coiled tubing units in service in 2013 offset, in part, by an increase in wages as a percentage of revenue due to wage pressures throughout the industry.
Fluid Logistics. Expenses for the fluid logistics segment increased 7.8% as a percentage of revenue for the three months ending September 30, 2013 compared to the same period in 2012. This was attributable to a drop in revenues resulting from decreased hours and lower frac tank rental rates that did not result in a proportional reduction in operational expenses. These resulted from continued industry pressure on hours and pricing due to more efficient drilling processes and excess equipment available in the market.

General and Administrative Expenses. General and administrative expenses from the consolidated operations increased by approximately $0.7 million, to $8.0 million for the three months ended September 30, 2013 as compared to the same period in 2012. General and administrative expense as a percentage of revenues was 7.5% and 6.4% for the three months ended September 30, 2013 and September 30, 2012, respectively. The primary reasons for the increase was an increase in compensation expense due to stock grants to middle management employees of approximately $0.8 million partially offset by a decrease in legal and consulting fees of approximately $0.3 million.
Depreciation and Amortization. Depreciation and amortization expenses increased by $0.2 million, or 1.4%, to $13.4 million. The additional depreciation expense resulted from capital expenditures, including those incurred for the three months ended September 30, 2013 which were $18.7 million compared to $11.9 million for the three months ended September 30, 2012.
Interest and Other Expenses. Interest and other expenses decreased approximately $0.1 million comparing the three months ended September 30, 2013 to the same period in the prior year. The slight increase was due to the net effect of paying off older higher interest leases while adding lower interest capital leases in the second half of 2012.
Income Taxes. We recognized an income tax benefit of $2.9 million and $0.6 million for the three months ended September 30, 2013 and September 30, 2012, respectively. Our effective tax rate for the three months ended September 30, 2013 is 34.4% based on a pre-tax loss of $8.6 million compared to 31.0% for the same period in the prior year.
Discontinued Operations. We recorded a net loss from discontinued operations of $0.2 million for the three months ended September 30, 2013, compared to net loss from discontinued operations of $1.6 million for the three months ended September 30, 2012. These costs relate to the winding down of our operations in Mexico.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012
The following table compares our operating results for the nine months ended September 30, 2013 and 2012 (in thousands, except percentages). Operating expenses excludes general and administrative expenses, depreciation, and amortization.

	Revenue		Operating Expenses
	2013	2012	2013	% of revenues	2012	% of revenue	Change	% Change
Well Servicing	$166,876	$154,120	$132,915	79.6%	$117,913	76.5%	$15,002	12.7%
Fluid Logistics	143,398	211,470	106,851	74.5%	151,396	71.6%	(44,545)	(29.4)%
Total	$310,274	$365,590	$239,766	77.3%	$269,309	73.7%	$(29,543)	(11.0)%
The following table compares segment profits for the nine months ended September 30, 2013 and 2012 (in thousands, except percentages).

	2013		2012
	Amount	%	Amount	%
Well servicing	$33,961	20.4%	$36,207	23.5%
Fluid logistics	36,547	25.5%	60,074	28.4%
Total	$70,508	22.7%	$96,281	26.3%
Consolidated Revenues. The decrease in consolidated revenues is a result of lower activity and pricing primarily in the Fluid Logistics segment.
Well Servicing. Revenues from the well servicing segment increased 8.3% for the nine months ending September 30, 2013 compared to the nine months ended September 30, 2012. Rates were down slightly when comparing the nine months ended September 30, 2013 compared to the same period in 2012. We utilized 165 well service rigs as of September 30, 2013 and 162 well service rigs as of September 30, 2012 and five coiled tubing spreads as of September 30, 2013, there were no coiled tubing units utilized as of September 30, 2012.
Fluid Logistics. Revenues from the fluid logistics segment decreased due to a decrease in rate of approximately 3.5% for the nine months ended September 30, 2013 when compared to the same period ending September 30, 2012. Billable trucking hours decreased during the nine months ended September 30, 2013 approximately 29.8% when compared to the nine months ended September 30, 2012. Utilization and rate decreases resulted, in part, from more efficient drilling processes by our customers and from excess equipment in our markets, which has resulted in certain lost customer opportunities. Our principal fluid logistics assets at September 30, 2013 and September 30, 2012 were as follows:

	September 30,
	2013	2012
Fluid logistics segment:
Vacuum trucks	473	475
High-pressure pump trucks	24	21
Other heavy trucks	84	84
Frac tanks	3,011	2,988
Fluid mixing tanks	269	161
Salt water disposal wells	25	23
Consolidated Operating Expenses. The increase in operating expenses as a percentage of revenue for the nine months ending September 30, 2013 compared to the nine months ending September 30, 2012 was due to the decrease in revenues for the period.

Well Servicing. The well servicing segment expenses increased 3.1% as a percentage of revenue for the nine months ending September 30, 2013 compared to the nine months ending September 30, 2012. There was an additional increase in expense from additional leases added during 2012 which generated  a 1.5% increase in additional lease expense for the nine months ended September 30, 2013 when compared to the same period in the prior year. Additionally, travel expenses related to job locations increased by 2.2% as a percentage of revenue year to date 2013 versus 2012.  The remaining change in expenses was due to an increase in supplies and parts increase of approximately of 1.1% of revenue as well as miscellaneous other costs increases totaling  0.3% of total revenue for the nine months ending September 30, 2013 compared to the same period in the prior year.
Fluid Logistics. Expenses for the fluid logistics segment increased approximately 2.9% as a percentage of revenue for the nine months ending September 30, 2013 compared to the same period in 2012.  This was attributable to a drop in revenues resulting from decreased hours and lower frac tank rental rates. These resulted from continued industry pressure on hours and pricing due to more efficient drilling processes and excess equipment in our market.

General and Administrative Expenses. General and administrative expenses from the consolidated operations decreased by approximately $3.1 million, or 12.0%, to $22.9 for the nine months ended September 30, 2013. General and administrative expense as a percentage of revenues was 7.4% and 7.1% for the nine months ended September 30, 2013 and September 30, 2012, respectively. The primary reasons for this decrease was both a decrease in wages and stock compensation expense totaling approximately $1.3 million for the nine months ended September 30, 2013 as compared to the same period in 2012. Professional fees also decreased $1.1 million.

Depreciation and Amortization. Depreciation and amortization expenses increased by $2.5 million, or 6.7%, to $39.6 million. The additional depreciation expense resulted from capital expenditures, including those incurred for the nine months ended September 30, 2012 which were $103.2 million compared to the nine months ended September 30, 2013 which were $38.9 million.

Interest and Other Expenses. Interest and other expenses increased by approximately $0.3 million from the nine months ended September 30, 2013 to the quarter ended September 30, 2012 due to the financing of additional equipment purchased during the second half of 2012.

Income Taxes. We recognized an income tax benefit of $4.2 million and expense of $5.7 million for the nine months ended September 30, 2013 and September 30, 2012, respectively. Our effective tax rate for the nine months ended September 30, 2013 is 31.80% based on pre-tax loss of $13.1 million compared to 46.6% based on pre-tax income of $12.3 million for the same period in the prior year.

Discontinued Operations—We recorded a net loss from discontinued operations of $0.3 million for the nine months ended September 30, 2013, compared to net loss from discontinued operations of $1.6 million for the nine months ended September 30, 2012. These costs relate to winding down our operations in Mexico.

Liquidity and Capital Resources
Overview
In June 2011, we issued $280.0 million aggregate principal amount of 9% Senior Notes.
On September 9, 2011, we entered into a loan and security agreement with certain lenders and Regions Bank, as agent for the secured parties, or the Agent. This loan and security agreement was amended, in December 2011, July 2012 and July 2013. The loan and security agreement initially provided for an asset based revolving credit facility with a maximum initial credit of $75 million, subject to, as described in more detail in our annual report on Form 10-K for the year ended December 31. 2012, borrowing base availability, any reserves established by the facility agent in its discretion and, if availability under the facility falls below certain thresholds, compliance with certain financial covenants. The third amendment increased the maximum borrowing credit to $90.0 million, subject to borrowing base availability, any reserves established by the facility agent in its discretion, compliance with certain financial covenants if availability under the facility falls below certain thresholds and, for borrowings above $75 million, compliance with the debt incurrence covenant in the indenture governing the 9% Senior Notes that prohibits the incurrence of debt except for certain limited permissions, including indebtedness incurred under the permitted credit facility debt basket to the greater of $75 million or 18% of our consolidated tangible net assets reported for the last fiscal quarter for which financial statements are available. As of September 30, 2013, 18% of our consolidated tangible net assets was approximately $84.8 million.

As of September 30, 2013, there were no amounts drawn and $2.9 million in outstanding letters of credit posted to the facility.

A downturn could require us to seek funding to meet working capital requirements. Further, should management elect to incur capital expenditures at levels greater than our cash flow from operations or to pursue other capital intensive activities, additional capital may be required to fund these activities. We expect capital expenditure levels in the fourth quarter to be much lower than those in the third quarter. Our capital expenditures for the third quarter were $18.7 million.  This was comprised of additions to our fluid logistics segment of approximately $7.5 million and additions to our well servicing segment of approximately $11.2 million.  Additions to the fluid logistics segment included salt water disposal well additions, fluid mixing tanks, facilities construction, specialty vacuum trucks, and other ancillary equipment.  Additions to the well servicing segment included  well servicing rigs, equipment for the two rigs not yet received in the quarter, vehicles, coiled tubing equipment, and other ancillary equipment. We received one additional well service rig in October and have one additional rig to be delivered before year end. In addition we have a coiled tubing spread on order that we expect will be delivered by the beginning of the second quarter of 2014. As discussed in more detail below, our ability to seek additional financing may be restricted by certain of our debt covenants.
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
As of September 30, 2013, we had $32.9 million in cash and cash equivalents, $295.9 million in contractual debt and capital leases and $2.8 million of accounts payable related to equipment. Also, as of September 30, 2013, we had 588,059 outstanding shares of Series B Convertible Preferred Stock which is reflected in the balance sheet as temporary equity in an amount of $14.5 million. The preferred stock is redeemable for cash or common stock at 95% of the fair market value of the common stock as determined in accordance with the certificate of designation of the Series B Preferred Stock in May 2017.

The $295.9 million in contractual debt was comprised of $280.0 million in senior notes and $15.9 million in capital leases on equipment and insurance notes. Of our total debt, $291.0 million of the outstanding contractual debt was represented by long-term debt and $4.9 million was short-term debt outstanding or the current portion of long-term debt. In addition, we have $2.8 million of non interest bearing short-term equipment vendor financings for well servicing rigs and other equipment included in accounts payable. The $15.9 million in equipment and insurance notes consisted of $15.7 million in equipment notes and $0.2 million in insurance notes related to our general liability, workers compensation, and other insurances. We incurred $18.7 million and $38.9 million for capital equipment acquisitions during the three and nine months ended September 30, 2013, compared to $11.9 million and $103.2 million for the three and nine months ended September 30, 2012.
We project that cash flows from operations and availability under our credit facility will be adequate to meet our working capital requirements for the next twelve months.

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

Cash Flows from Operating Activities

Net cash provided by operating activities totaled $50.9 million for the nine months ended September 30, 2013, compared to $59.7 million for the nine months ended September 30, 2012. The decrease in cash provided by operating activities of $8.8 million for the nine months ending September 30, 2013 was primarily due to a decrease in net income of $14.2 million in combination with various changes in working capital in the normal course of business that include a decrease in accounts receivable of $15.5 million which was partially offset by a decrease in accounts payable of $20.9 million.

Cash Flows from Investing Activities

Cash flows used in investing activities was $31.4 million for the nine months ending September 30, 2013 compared to $87.5 million for the same period in 2012. The change was primarily related to a reduction in the purchase of property and equipment which decreased from $101.5 million for the nine months ended September 30, 2012 compared to $32.8 million for the current period. This was partially offset by the decrease in proceeds from the sale of our discontinued Mexican operations from the nine month period ended September 30, 2012 of $14.5 million.

Cash Flows from Financing Activities

Cash flows used in financing activities for the nine months ended September 30, 2013 was $4.2 million compared to cash flows used in financing activities of $3.9 million for the nine months ended September 30, 2012. The primary reason for this decrease was due to the changes in payments of tax withholding obligations related to restricted stock and debt issuance costs of approximately $0.2 million for the nine months ended September 30, 2012.

Cash Flows from Discontinued Operations

Cash flows used in discontinued operations for the nine months ended September 30, 2013 amounted to less than $0.1 million, compared to $6.7 million for the nine months ended September 30, 2012. We expect cash flows from discontinued operations to be negligible for the remainder of 2013.

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

Contractual Obligations and Financing

On May 28, 2017, the Company is required to redeem any of its shares of Series B Preferred Stock then outstanding. Such mandatory redemption may, at the Company’s election, be paid in cash or common stock (valued for such purpose at 95% of the then fair market value of the common stock). As of September 30, 2013 we had 588,059 shares of Series B Preferred Stock outstanding.

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

Our primary debt obligations are the outstanding 9% Senior Notes and any borrowings from time to time under our revolving credit facility. Changes in interest rates do not affect interest expense incurred on our 9% Senior Notes as such notes bear interest at a fixed rate. However, changes in interest rates would affect their fair values. In general, the fair market value of debt with a fixed interest rate will increase as interest rates fall. Conversely, the fair market value of debt will decrease as interest rates rise. A hypothetical change in interest rates of 10% relative to interest rates as of September 30, 2013 would have no impact on our interest expense for the 9% Senior Notes.

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

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2013, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures over financial reporting were not effective. See “Material Weaknesses” below.

Changes in Internal Control over Financial Reporting, including Remediation of Certain Material Weaknesses
Other than the remediation measure described below under "Remediation" no change in our internal control over financial reporting (as defined in Rules 13-a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
We identified a material weakness that existed as of December 31, 2012 in our internal controls related to foreign taxes. We have implemented remedial measures to address the above deficiencies on a going-forward basis. We have engaged a third party consulting group to assist with foreign tax matters as tax matters in Mexico wind down; and to perform a complete review of all tax matters, both foreign and domestic. In January 2012, the Company completed the sale of substantially all of its Mexico assets, resulting in limited tax expense or benefit for future periods. The Company no longer considered this to be a material weakness as of March 31, 2013, June 30, 2013, or September 30, 2013.

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

FORBES ENERGY SERVICES LTD.

November 11, 2013	By:	/s/ JOHN E. CRISP
John E. Crisp Chairman, Chief Executive Officer and President (Principal Executive Officer)

November 11, 2013	By:	/S/ L. MELVIN COOPER
L. Melvin Cooper Senior Vice President, Chief Financial Officer and Assistant Secretary (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Number		Description of Exhibits
2.1	—
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