Form 10-K
period 2013-12-31
Forbes Energy Services Ltd.
filed 2014-03-26
CIK 1434842

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________________
Form 10-K
____________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    ☐  Yes    ☒  No
The aggregate market value of the stock held by non-affiliates of the registrant as of the last business day of the most recently completed second fiscal quarter, June 30, 2013, was approximately $58.7 million based on the closing sales price of the registrant’s common stock as reported by the NASDAQ Global Market on June 30, 2013 of $4.02 per share and 14,608,831 shares held by non-affiliates.
As of March 24, 2014, there were 21,617,835 common shares outstanding.

FORBES ENERGY SERVICES LTD. AND SUBSIDIARIES (a/k/a the “Forbes Group”)

i

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K and any oral statements made in connection with it include certain forward-looking statements within the meaning of the federal securities laws. You can generally identify forward-looking statements by the appearance in such a statement of words like “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project” or “should” or other comparable words or the negative of these words. When you consider our forward-looking statements, you should keep in mind the risk factors we describe and other cautionary statements we make in this Annual Report on Form 10-K. Our forward-looking statements are only predictions based on expectations that we believe are reasonable. Our actual results could differ materially from those anticipated in, or implied by, these forward-looking statements as a result of known risks and uncertainties set forth below and elsewhere in this Annual Report on Form 10-K. These factors include or relate to the following:

•	supply and demand for oilfield services and industry activity levels;

•	potential for excess capacity;

•	spending by the oil and natural gas industry;

•	our level of indebtedness;

•	possible impairment of our long-lived assets;

•	our ability to maintain stable pricing;

•	competition;

•	substantial capital requirements;

•	significant operating and financial restrictions under our indenture and revolving credit facility;

•	technological obsolescence of operating equipment;

•	dependence on certain key employees;

•	concentration of customers;

•	substantial additional costs of compliance with reporting obligations, the Sarbanes-Oxley Act and indenture covenants;

•	material weaknesses in internal controls over financial reporting;

•	seasonality of oilfield services activity;

•	collection of accounts receivable;

•	environmental and other governmental regulation, including potential climate change legislation;

•	the potential disruption of business activities caused by the physical effects, if any, of climate change;

•	risks inherent in our operations;

•	market response to global demands to curtail use of oil and natural gas;

•	ability to fully integrate future acquisitions;

•	variation from projected operating and financial data;

•	variation from budgeted and projected capital expenditures;

•	volatility of global financial markets; and

•	the other factors discussed under “Risk Factors” on page 10 of this Annual Report on Form 10-K.
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
We currently provide a wide range of services to a diverse group of companies. During the year ended December 31, 2013, we provided services to over 900 companies. Our blue-chip customer base includes Anadarko Petroleum Corporation, Chesapeake Energy Corporation, ConocoPhillips Company, Rosetta Resources, Inc., and Shell Oil Company, among others. John E. Crisp and Charles C. Forbes, members of our senior management team, have cultivated deep and ongoing relationships with these customers during their average of over 37 years of experience in the oilfield services industry. For the year ended December 31, 2013, we generated total revenues of approximately $419.9 million.
We currently conduct our operations through the following two business segments:

•
Well Servicing. The well servicing segment comprised 55.2% of our total revenues for the year ended December 31, 2013. At December 31, 2013, our well servicing segment utilized our modern fleet of well servicing rigs, which was comprised of 157 workover rigs and 10 swabbing rigs, as well as five coiled tubing spreads, nine tubing testing units with related assets and equipment. These assets are used to provide (i) well maintenance, including remedial repairs and removal and replacement of downhole production equipment, (ii) well workovers, including significant downhole repairs, re-completions and re-perforations, (iii) completion and swabbing activities, (iv) plugging and abandonment services, and (v) testing of oil and natural gas production tubing.

•
Fluid Logistics. The fluid logistics segment comprised 44.8% of our total revenues for the year ended December 31, 2013. Our fluid logistics segment utilized our fleet of owned or leased fluid transport trucks and related assets, including specialized vacuum, high-pressure pump and tank trucks, frac tanks, water wells, salt water disposal wells and facilities, and related equipment. These assets are used to provide, transport, store, and dispose of a variety of drilling and produced fluids used in, and generated by, oil and natural gas production. These services are required in most workover and completion projects and are routinely used in the daily operation of producing wells.

We believe that our two business segments are complementary and create synergies in terms of selling opportunities. Our multiple lines of service are designed to capitalize on our existing customer base to grow within existing markets, generate more business from existing customers, and increase our operating performance. By offering our customers the ability to reduce the number of vendors they use, we believe that we help improve our customers’ efficiency. This is demonstrated by the fact that 78.7% of our total revenues for the year ended December 31, 2013 were from customers that utilized services of both of our business segments. Further, by having multiple service offerings that span the life cycle of the well, we believe that we have a competitive advantage over smaller competitors offering more limited services.

The following table summarizes the number of locations and major components of our equipment fleet as of the dates indicated.

	December 31,
	2013	2012	2011
Locations(1)	27	25	25
Well Servicing Segment:
Workover rigs (1)	157	152	149
Swabbing rigs	10	10	10
Tubing testing units	9	9	9
Coiled tubing spreads	5	4	—
Fluid logistics segment:
Vacuum trucks (1)(2)	480	473	408
High-pressure pump trucks (2)	22	20	21
Hot oil trucks	5	1	—
Other heavy trucks (2)	84	84	67
Frac tanks	2,997	3,112	1,879
Fluid mixing tanks	274	96	—
Salt water disposal wells (3)	24	24	17
 ____________________

(1)
The table above does not include 14 workover rigs, four vacuum trucks, and one operating location which were included in the disposition of substantially all of our long-lived assets located in Mexico completed on January 12, 2012.

(2)	At December 31, 2013, 174 vacuum trucks and 21 other heavy trucks, included in the above equipment counts, were leased.

(3)
At December 31, 2013, 18 salt water disposal wells, included in the above well count, were subject to ground leases or other operating arrangements with third parties. One of these wells is subject to an ongoing dispute over the lease. Another of these wells is currently in the process of being permitted.

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
In November 2011, we dissolved Forbes Energy Capital Inc., a subsidiary of FES LLC, which was created solely to be a co-issuer of our 11% Senior Secured Notes due 2015, or our Second Priority Notes, and our First Priority Floating Rate Notes due 2014, or our First Priority Notes, all of which have been repurchased and discharged, as discussed in Note 8 to our Consolidated Financial Statements.
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
In connection with the Texas Conversion, FES Ltd. effected a 4-to-1 share consolidation, whereby each four shares of common stock of FES Ltd. of par value $0.01 per share were consolidated into a single share of common stock of par value $0.04, or the Share Consolidation. No fractional shares of common stock were issued as a result of the Share Consolidation. In lieu of such issuance, the Company, through American Stock Transfer & Trust Company, LLC, who acted s the Company's exchange agent for the Share Consolidation and Texas Conversion, paid holders of such fractional interests cash based on the market price immediately prior to the Share Consolidation. As a result of the Share Consolidation, eight shares of common stock, on a post consolidation basis, were eliminated. The exchange of shares associated with the Share Consolidation and Texas Conversion was registered under the Securities Act of 1933, as amended, pursuant to a registration statement on Form S-4, which was declared effective on August 11, 2011. In connection with these transactions, on August 16, 2011, the common of FES Ltd. was listed and began trading on the NASDAQ Global Markets, or NASDAQ.
Our Competitive Strengths
We believe that the following competitive strengths position us well within the oilfield services industry:

•
Young and Modern Fleet. We believe we operate one of the youngest and most modern fleets of well servicing rigs among the large well-servicing companies, based on the average age of our well servicing rigs. Approximately 71.9% of our 167 well servicing rigs at December 31, 2013 were built in the last six years. We believe that a younger, more modern fleet is more attractive to our customers because newer well servicing rigs require less down time for maintenance and generally are more reliable than older equipment. We believe that newer equipment is beneficial in retaining or expanding our employee base as there is a preference by employees to work with newer equipment. As part of our strategy, we have enhanced our design specifications to improve the operational and safety characteristics of our equipment compared with older equipment.

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

•
High Level of Customer Retention with a Blue Chip Customer Base. Our top customers include many of the largest integrated and independent oil and natural gas companies operating onshore in the United States. We believe that our success in growing in our existing markets with existing customers due to the quality of our well servicing rigs, our personnel, and our safety record. We believe members of our senior management have maintained excellent working relationships with our top customers in the United States during their average of over 30 years of experience in the oilfield services industry. We believe the complementary nature of our two business segments also helps retain customers because of the efficiency we offer a customer that has multiple needs at the wellsite. Notably, 78.7% of our total revenues from the year ended December 31, 2013 were from customers that utilize services in both of our business segments.

•
Industry-Leading Safety Record. During 2013, we had approximately 67.0% fewer reported incidents than the industry average as published by the Bureau of Labor Statistics. We believe that our safety record and reputation are critical factors to purchasing and operations managers in their decision-making process. We have a strong safety culture based on our training programs and safety seminars for our employees and customers. For example, for several years, members of our and senior management have played an integral part in joint safety training meetings with customer personnel. In addition, our deployment of new well servicing rigs with enhanced safety features has contributed to our strong safety record and reputation.

•
Experienced Senior Management Team and Operations Staff. Our senior management team of John E. Crisp and Charles C. Forbes have over 70 years of combined experience within the oilfield services industry. In addition, our next level of management, which includes our location managers, has an average of over 30 years of experience in the industry.

Our Business Strategy
Our strategy is to continue to do the following:

•
Maintain Maximum Asset Utilization. We constantly monitor asset usage and industry trends as we strive to maximize utilization. We accomplish this through moving assets from regions with less activity to those with more activity or that are increasing in activity. In the current economic environment, we are focusing on basins that are either predominantly oil or contain natural gas with high liquids content, such as the Eagle Ford Shale basin in South Texas, as we anticipate that these areas will experience sustained activity for the foreseeable future.

•
A Presence in Proven and Established Oil and Liquids Rich Basins. We focus our operations on customers that operate in well-established basins which have proven production histories and that have maintained a high level of activity throughout various oil and natural gas pricing environments. We believe production-related services help create a more stable revenue stream as such services we provide our customers are tied more to ongoing production from producing wells and less to drilling activity. Our experience shows that production-related services have generally withstood depressed economic conditions better than drilling services.

•
Establish and Maintain Leadership Position in Core Operating Areas. Based on our estimates, we believe that we have a significant market share in well servicing and fluid logistics in South Texas. We strive to establish and maintain significant positions within each of our core operating areas. To achieve this goal, we maintain close customer relationships and offer high-quality services and modern equipment for our customers. In addition, our significant presence in our core operating areas facilitates employee retention and hiring, and brand recognition.

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

Description of Business Segments
Well Servicing Segment
Through a modern fleet of 167 well servicing rigs, as of December 31, 2013, located in 13 operational areas across Texas, one in Mississippi, and one in Pennsylvania, we provide a comprehensive offering of well services to oil and natural gas companies in Texas and our other locations, including completions of newly drilled oil and natural gas wells, wellbore maintenance, workovers and recompletions, tubing testing, and plugging and abandonment services. During 2012 and 2013, we added five coiled tubing spreads. This equipment is used to mill, log, perforate, clean out, drill plugs, cement, acidize, and fish/retrieve tools/pipe in producing oil and gas wells. The services offered are customized to the customer's job specific requirements. Our well servicing rig fleet has an average age of less than seven years. As part of our operational strategy, we enhanced our design specifications to improve the operational and safety characteristics of our well servicing rigs compared with older well servicing rigs operated by others in the industry. These include increased derrick height and weight ratings and increased mud pump horsepower. We believe these enhanced features translate into increased demand for our equipment and services along with better pricing for our equipment and personnel. In addition, we augment our well servicing rig fleet with auxiliary equipment, such as mud pumps, power swivels, mud plants, mud tanks, blow-out preventers, lighting plants, generators, pipe racks, and tongs, which results in incremental rental revenue and increases the profitability of a typical well servicing job.
We provide the following services in our well servicing segment:

•
Completions. Utilizing our well servicing rig fleet and coiled tubing equipment, we perform completion services, which involve wellbore cleanout, well prepping for fracturing, drilling, setting and retrieving plugs, fishing operations, tool conveyance and logging, cementing, well unloading, casing and packer testing, pump-down plug, velocity strings, perforating, acidizing and/or stimulating a wellbore, along with swabbing operations that are utilized to clean a wellbore prior to production. Completion services are generally shorter term in nature and involve our equipment operating on a site for a period of two to three days, although some fishing jobs, which involve the recovery of equipment lost or stuck in the wellbore, can take longer.

•
Maintenance. Through our fleet of well servicing rigs and coiled tubing units, we provide for the removal and repair of sucker rods, downhole pumps, and other production equipment, the repair of failed production tubing, and the removal of sand, paraffin, and other downhole production-related byproducts that impair well performance. These operations typically involve our well servicing rigs or coil tubing equipment operating on a wellsite for five to seven days.

•
Workovers and Recompletions. We provide workover and re-completion services for existing wellbores. These services are designed to significantly enhance production by re-perforating to initiate or re-establish productivity from an oil or natural gas wellbore. In addition, we provide major downhole repairs such as casing repair, production tubing replacement, and deepening and sidetracking operations used to extend a wellbore laterally or vertically. These operations are typically longer term in nature and involve our well servicing rigs operating on a wellsite for one to two weeks at a time.

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

Fluid Logistics Segment
Our fluid logistics segment provides an integrated array of oilfield fluid sales, transportation, storage, and disposal services that are required on most workover, drilling, and completion projects and are routinely used in daily operation of producing wells by oil and natural gas producers. We have a substantial operational footprint with 15 fluid logistics locations across Texas as of December 31, 2013, and an extensive fleet of transportation trucks, high-pressure pump trucks, hot oil trucks, frac tanks, fluid mixing tanks and salt water disposal wells. This combination of services enables us to provide a one-stop source for oil and natural gas companies. Although there are large operators in our areas, we believe that the vast majority of our smaller competitors in this segment can provide some, but not all, of the equipment and services required by customers, thereby requiring our customers to use several companies to meet their requirements and increasing their administrative burden. In addition, by pursuing an integrated approach to service, we experience increased asset utilization rates, as multiple assets are usually required to service a customer.
We provide the following services in our fluid logistics segment:

•
Fluid Hauling. At December 31, 2013, we owned or leased 480 fluid service vacuum trucks, trailers, and other hauling trucks equipped with a fluid hauling capacity of up to 150 barrels per unit, with most of the units having a capacity of 130 barrels. Each fluid service truck unit is equipped to pump fluids from or into wells, pits, tanks, and other on-site storage facilities. The majority of our fluid service truck units are also used to transport water to fill frac tanks on well locations, including frac tanks provided by us and others, to transport produced salt water to disposal wells, including injection wells owned and/or operated by us, and to transport drilling and completion fluids to and from well locations. In conjunction with the rental of frac tanks, we use fluid service trucks to transport water for use by our customers in fracturing operations. Following completion of fracturing operations by our customers, our fluid service trucks are used to transport the flowback produced as a result of the fracturing operations from the wellsite to disposal wells. We also operate several hot oil trucks which are capable of providing heated water and oil for use in well and pipe maintenance.

•
Disposal Services. Most oil and natural gas wells produce varying amounts of salt water throughout their productive lives. Under Texas law, oil and natural gas waste and salt water produced from oil and natural gas wells are required to be disposed of in authorized facilities, including permitted salt water disposal wells. Injection wells are licensed by state authorities and are completed in permeable formations below the fresh water table. In 2012, we purchased seven additional disposal wells. At December 31, 2013, we operated 24 disposal wells in 20 locations across Texas, with an aggregate injection capacity of approximately 206,000 barrels per day. The wells are permitted to dispose of salt water and incidental non-hazardous oil and natural gas wastes throughout our operational bases in Texas. The salt water disposal wells are strategically located in close proximity to the producing wells of our customers. We maintain separators at all of our disposal wells, that permit us to reclaim residual crude oil that we sell.

•
Equipment Rental. At December 31, 2013, we owned a fleet of 3,271 fluid storage tanks that can store up to 500 barrels of fluid each. This equipment is used by oilfield operators to store various fluids at the wellsite, including fresh water, brine and acid for frac jobs, flowback, temporary production, and drilling fluids. We transport the tanks with our trucks to well locations that are usually within a 75-mile radius of our nearest location. Frac tanks are used during all phases of the life of a producing well. A typical fracturing operation conducted by a customer can be completed within four days using five to 40 or more frac tanks. We believe we maintain one of the youngest frac tank fleets in the industry with an average equipment age of less than three years.

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
Financial Information about Segments and Geographic Areas
See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 14 to our consolidated financial statements included in this Annual Report on Form 10-K for further discussion regarding financial information by segment and geographic location.
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
We cross-market our well servicing rigs along with our fluid logistics services, thereby offering our customers the ability to minimize vendors, which we believe improves the efficiency of our customers. This is demonstrated by the fact that 78.7% of our revenues for the year ended December 31, 2013 were from customers that utilized services of both of our business segments.
Employees
At December 31, 2013, we had 2,230 employees. We provide comprehensive employee training and implement recognized standards for health and safety. None of our employees are represented by a union or employed pursuant to a collective bargaining agreement or similar arrangement. We have not experienced any strikes or work stoppages and we believe we have good relations with our employees.
Continued retention of existing qualified management and field employees and availability of additional qualified management and field employees will be a critical factor in our continued success as we work to ensure that we have adequate levels of experienced personnel to service our customers.
Competition
Our competition includes small regional service providers as well as larger companies with operations throughout the continental United States and internationally. Our larger competitors are Basic Energy Services, Inc., Superior Energy Services, Inc., Heckman Corporation, Key Energy Services, Inc., Nabors Industries Ltd., and Stallion Oilfield Services, Ltd. We believe that these larger competitors primarily have centralized management teams that direct their operations and decision-making primarily from corporate and regional headquarters. In addition, because of their size, these companies market a large portion of their work to the major oil and natural gas companies. We compete primarily on the basis of the young age and quality of our equipment, our safety record, the quality and expertise of our employees, and our responsiveness to customer needs.

Customers
We served in excess of 900 customers during the year ended December 31, 2013. For the years ended December 31, 2013, 2012 and 2011, our largest customer in each year comprised approximately 10.5%, 9.3%, and 15.5% of our total revenues, our five largest customers comprised approximately 34.6%, 36.7%, and 42.3% of our total revenues, and our ten largest customers comprised approximately 49.7%, 57.5%, and 59.1% of our total revenues. During 2013, ConocoPhillips made up 10.5% of our total revenues. During 2012 no customer comprised 10.0% or more of our total revenues. During 2011, Chesapeake Energy Corporation comprised 15.5% of our total revenues. We have discontinued operations in Mexico and have not included PEMEX in this customer analysis, which if included would have represented 13.8% of our total revenues, including revenues from our discontinued operations, for the year ended December 31, 2011. The loss of our top customer or of several of the customers in the top ten would materially adversely affect our revenues and results of operations. There can be no assurance that lost revenues could be replaced in a timely manner or at all, especially given the market’s competitiveness.
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

Insurance
Our operations are subject to risks inherent in the oilfield services industry, such as equipment defects, malfunctions, failures and natural disasters. In addition, hazards such as unusual or unexpected geological formations, pressures, blow-outs, fires or other conditions may be encountered in drilling and servicing wells, as well as the transportation of fluids and our assets between locations. We have obtained insurance coverage against certain of these risks which we believe is customary in the industry. We have $100,000,000 of excess liability coverage. Our workers compensation/employers liability has a zero dollar deductible. Our automobile liability policy has a $500,000 deductible for each accident. Our general liability policy is self-insured with the excess liability coverage in excess of $1,000,000 each occurrence. We also make estimates and accrue for amounts we expect to owe in excess of any insurance and to satisfy deductibles. Such insurance is subject to coverage limits and exclusions and may not be available for all of the risks and hazards to which we are exposed. In addition, no assurance can be given that such insurance will be adequate to cover our liabilities or will be generally available in the future or, if available, that premiums will be commercially justifiable. If we incur substantial liability and such damages are not covered by insurance or are in excess of policy limits, or if we incur such liability at a time when we are not able to obtain liability insurance, our business, results of operations, and financial condition could be materially and adversely affected.
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
The following is a summary of the more significant existing environmental, health, and safety laws and regulations to which our operations are subject and for which compliance may have a material adverse effect on our results of operation or financial position. See Item 1A “Risk Factors—Due to the nature of our business, we may be subject to environmental liability” on page 10 of this Annual Report on Form 10-K for further details.
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
In December 2009, the EPA announced its finding that greenhouse gas emissions presented an endangerment to human health and the environment. These findings allow the EPA to proceed with the adoption and implementation of regulations that would restrict emissions of greenhouse gases under existing provisions of the federal Clean Air Act. In September 2009, the EPA proposed regulations in anticipation of finalizing its endangerment finding that would require a reduction in greenhouse gas emissions from motor vehicles and could also trigger permit review for greenhouse gas emissions from certain stationary sources. On October 30, 2009, the EPA published a final rule requiring the reporting of greenhouse gas emissions from specified large greenhouse gas emission sources in the United States beginning in 2011 for emissions occurring in 2010. On November 30, 2010, the EPA issued regulations requiring onshore and offshore petroleum and natural gas production; natural gas processing, transmission distribution and storage facilities; and facilities that inject and store carbon dioxide underground for the purposes of geologic sequestration or enhanced oil and gas recovery to report greenhouse gas emissions on an annual basis. Reporting requirements under these new regulations were mandatory beginning in 2012 for emissions occurring in 2011.
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
We may be adversely affected by uncertainty in the global financial markets and any significant softening in the already limited worldwide economic recovery.
Despite the recent modest global economic recovery, our future results still may be impacted any significant reversal in such recovery or inflation, deflation, or other adverse economic conditions. These conditions may negatively affect us or parties with whom we do business. The impact on such third parties could result in their non-payment or inability to perform obligations owed to us such as the failure of customers to honor their commitments or the failure of major suppliers to complete orders. Additionally, credit market conditions may change slowing our collection efforts as customers may experience increased difficulty in obtaining requisite financing, potentially leading to lost revenue and higher than normal accounts receivable. This could result in greater expense associated with collection efforts and increased bad debt expense.
A deterioration of the economic recovery may cause institutional investors to respond to their customers by increasing interest rates, enacting tighter lending standards, or refusing to refinance existing debt upon its maturity or on terms similar to the expiring debt. We may require additional capital in the future. However, due to the above listed factors, we cannot be certain that additional funding will be available if needed and, to the extent required, on acceptable terms.
Our indebtedness and operating lease commitments could restrict our operations and make us more vulnerable to adverse economic conditions.
As of December 31, 2013, our long-term debt, including current portions, was $299.6 million and our annual commitment for operating leases for 2013 was $14.3 million. In the event we experience a decline in activity, our level of indebtedness and operating lease payment obligations may adversely affect operations and limit our growth. Our level of indebtedness and operating lease payments may affect our operations in several ways, including the following:

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
These restrictions could have a material adverse effect on our business, financial position, results of operations, and cash flows, and the ability to satisfy the obligations under our indentures and the loan agreement governing our revolving credit facility. Further, due to cross-default provisions in the indenture governing our 9% Senior Notes and the loan agreement governing our revolving credit facility, with certain exceptions, a default and acceleration of outstanding debt under one debt agreement would result in the default and possible acceleration of outstanding debt under the other debt agreement. Accordingly, an event of default could result in all or a portion of our outstanding debt under our debt agreements becoming immediately due and payable. If this occurred, we might not be able to obtain waivers or secure alternative financing to satisfy all of our obligations simultaneously, which would adversely affect our business and operations.
Impairment of our long-term assets may adversely impact our financial position and results of operations.
We evaluate our long-term assets including property, equipment, and identifiable intangible assets in accordance with generally accepted accounting principles in the U.S. We use estimated future cash flows in assessing recoverability of our long-lived assets. The cash flow projections are based on our current estimates and judgmental assessments. We perform this assessment whenever facts and circumstances indicate that the carrying value of our net assets may not be recoverable due to various external or internal factors, termed a “triggering event.” Based on our evaluation for the year ended December 31, 2013, no impairment was recorded. Nevertheless, volatility in the oil and natural gas industry, which is driven by factors over which we have no control, could affect the fair market value of our equipment fleet. Under specific circumstances, this could trigger a write-down of our assets for accounting purposes, which could have a material adverse impact on our financial position and results of operations.

We may be unable to maintain or increase pricing on our core services.
We may periodically seek to increase the prices on our services to offset rising costs or to generate higher returns for our shareholders. However, we operate in a very competitive industry and, as a result; we are not always successful in raising or maintaining our existing prices. Additionally, during periods of increased market demand, a significant amount of new service capacity may enter the market, which also puts pressure on the pricing of our services and limits our ability to increase prices.
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
The oilfield services industry is highly competitive and we compete with a substantial number of companies, some of which have greater technical and financial resources than we have. Our larger competitors performing both well servicing and fluid logistics are Basic Energy Services, Inc., Superior Energy Services, Inc., Key Energy Services, Inc., and Nabors Industries Ltd. Our largest competitors that compete only with our fluid logistics segment are Heckman Corporation and Stallion Oilfield Services Ltd. Our ability to generate revenues and earnings depends primarily upon our ability to win bids in competitive bidding processes and to perform awarded projects within estimated times and costs. There can be no assurance that competitors will not substantially increase the resources devoted to the development and marketing of products and services that compete with ours or that new or existing competitors will not enter the various markets in which we are active. In certain aspects of our business, we also compete with a number of small and medium-sized companies that, like us, have certain competitive advantages such as low overhead costs and specialized regional strengths. In addition, reduced levels of activity in the oil and natural gas industry could intensify competition and the pressure on competitive pricing and may result in lower revenues or margins to us.
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
We served in excess of 900 customers for the years ended December 31, 2013 and 2012. For those same time periods, our largest customer comprised approximately 10.5% and 9.3%, respectively, of our total revenues, our five largest customers comprised approximately 34.6% and 36.7%, respectively, of our total revenues, and our top ten customers comprised approximately 49.7% and 57.5%, respectively, of our total revenues. Our top 100 customers amounted to 91.3% and 92.4% for the years ended December 31, 2013 and 2012, respectively. The loss of our top customer or of several of our top customers would adversely affect our revenues and results of operations. We may be able to replace customers lost with other customers, but there can be no assurance that lost revenues could be replaced in a timely manner, with the same margins or at all.
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
The Sarbanes-Oxley Act of 2002 requires, among other things, that we assess internal controls for financial reporting and disclosure. We have performed and will perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002. Our historical testing has, and our future testing may, reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. We expect to continue to incur significant expense and devote substantial management effort toward ensuring compliance, in particular with Section 404. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, if we identify, or our independent registered public accounting firm identifies, possible future deficiencies in our internal controls in addition to those discussed below that are deemed to be material weaknesses or if we fail to adequately address existing and future deficiencies, we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would entail expenditure of additional financial and management resources.
We previously identified and remediated material weaknesses in our internal control over financial reporting. Any failure to maintain effective internal control over financial reporting could result in our failure to meet our reporting obligations and cause investors to lose confidence in our reported financial information, which in turn could cause the trading price of our common stock to decline.
Our management previously identified control deficiencies that constituted material weaknesses in the design and operation of our internal control over financial reporting. A material weakness is a control deficiency that could result in a future material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.
Although we have determined that our internal control over financial reporting was effective as of December 31, 2013, we must continue to monitor and assess our internal control over financial reporting. If our management identifies one or more material weaknesses in our internal control over financial reporting in the future, we could lose investor confidence in the accuracy and completeness of our financial reports, which would likely have an adverse effect on our business and stock price.

We engage in transactions with related parties and such transactions present possible conflicts of interest that could have an adverse effect on us.
We have entered into a significant number of transactions with related parties. The details of certain of these transactions are set forth in Note 9 to our consolidated financial statements included in this Annual Report on Form 10-K. Related party transactions create the possibility of conflicts of interest with regard to our management. Such a conflict could cause an individual in our management to seek to advance his or her economic interests above those of the Company. Further, the appearance of conflicts of interest created by related party transactions could impair the confidence of our investors. Our board of directors recently adopted a Related Persons Transaction Policy that requires the Audit Committee to approve or ratify related party transactions that involve consideration in excess of $120,000. Further, as required by the Company’s indenture, we seek the approval of the independent board members when such a related party transaction exceeds an aggregate consideration of $500,000 and an opinion regarding the fairness of such transaction from an outside firm when such a transaction exceeds an aggregate consideration of $2.5 million. Notwithstanding this, it is possible that a conflict of interest could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
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
We do not maintain current written agreements with respect to some of our salt water disposal wells.
Our ability to continue to provide well maintenance services depends on our continued access to salt water disposal wells. Several of our currently active salt water disposal wells are not subject to written operating agreements or are located on the premises of third parties with whom we do not have a current written lease. We do not maintain current written surface leases or right of way agreements with these third parties and we are, therefore, dependent on the relationships we maintain with them. Failure to maintain relationships with these third parties could impair our ability to access and maintain the applicable salt water disposal wells and any well servicing equipment located on their property. If that occurred, we would increase the levels of fluid injection at our remaining salt water disposal wells. However, our permits to inject fluid into the salt water disposal wells is subject to maximum pressure limitations and if multiple salt water disposal wells became unavailable, this might adversely impact our operations.
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
In December 2009, the EPA announced its finding that greenhouse gas emissions presented an endangerment to human health and the environment. These findings allow the EPA to proceed with the adoption and implementation of regulations that would restrict emissions of greenhouse gases under existing provisions of the federal Clean Air Act. In September 2009, the EPA proposed regulations in anticipation of finalizing its endangerment finding that would require a reduction in greenhouse gas emissions from motor vehicles and could also trigger permit review for greenhouse gas emissions from certain stationary sources. On October 30, 2009, the EPA published a final rule requiring the reporting of greenhouse gas emissions from specified large greenhouse gas emission sources in the United States beginning in 2011 for emissions occurring in 2010. On November 30, 2010, the EPA issued regulations requiring onshore and offshore petroleum and natural gas production; natural gas processing, transmission distribution and storage facilities; and facilities that inject and store carbon dioxide underground for the purposes of geologic sequestration or enhanced oil and gas recovery to report greenhouse gas emissions on an annual basis. Reporting requirements under these new regulations were mandatory beginning in 2012 for emissions occurring in 2011.
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
As of January 1, 2014, we had U.S. federal tax net operating loss carryforwards of approximately $50.7 million. Generally, net operating loss, or NOL, carryforwards, may be used to offset future taxable income and thereby reduce or eliminate U.S. federal income taxes. If we were to experience a change in ownership within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, however, our ability to utilize our NOLs might be significantly limited or possibly eliminated. A change of ownership under Section 382 is defined as a cumulative change of 50% or more in the ownership positions of certain shareholders over a three-year period.
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
As of March 24, 2014, John E. Crisp, Charles C. Forbes and Janet L. Forbes, our founding principal equity holders, beneficially owned 6.3%, 13.3%, and 10.9%, respectively, of our common stock. Our founding principal equity investors may transfer their interests in us or engage in other business combination transactions with a third party that could result in a change in ownership or a change of control of us. Any transfer of an equity interest in us or a change of control could affect our governance. We cannot be certain that such equity investors will not sell, transfer, or otherwise modify their ownership interest in us, whether in transactions involving third parties or other investors, nor can we predict how a change of equity investors or change of control would affect our operations or business.
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
We have shares of Series B Senior Convertible Preferred Stock, or the Series B Preferred Stock, outstanding. We have the obligation to pay to the holders of our Series B Preferred Stock quarterly dividends of five percent per annum of the original issue price, payable quarterly in cash or in-kind. No dividends may be paid to holders of common stock while accumulated dividends remain unpaid on the Series B Preferred Stock. We are current on dividends through the quarterly period ended February 28, 2014.
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
In the event that we fail to pay dividends, in cash or in-kind, on the Series B Preferred Stock for an aggregate of at least eight quarterly dividend periods (whether or not consecutive), the holders of the Series B Preferred Stock will be entitled to vote at any meeting of the shareholders with the holders of the common shares and to cast the number of votes equal to the number of shares of whole common stock into which the Series B Preferred Stock held by such holders are then convertible. If the holders of the current Series B Preferred Stock were able to vote pursuant to this provision at this time or converted the Series B Preferred Stock into common stock, we believe that, as of March 24, 2014, those holders would be entitled to an aggregate of 5,292,531 votes resulting from their ownership of Series B Preferred Stock, based on shareholding information provided to us by the current holder of the Series B Preferred Stock. This together with common shares already held by these shareholders (as reported to us by such shareholders), would entitle these shareholders to just under 20%, in the aggregate, of the voting power of the Company. Further, the holders of Series B Preferred Stock may have certain voting rights with respect to the approval of amendments to the certificate of formation of the Company or certain transactions between the Company and affiliate shareholders.
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

Locations	Date in Service	Service Offering
South Texas
Alice - truck location	9/1/2003	Fluid Logistics
Alice - rig location	9/1/2003	Well Servicing
Freer	9/1/2003	Fluid Logistics
Laredo	10/1/2003	Fluid Logistics
San Ygnacio	4/1/2004	Fluid Logistics
Goliad	8/1/2005	Fluid Logistics
Bay City	9/1/2005	Fluid Logistics
Edna	2/1/2006	Well Servicing
Three Rivers	8/1/2006	Fluid Logistics
Carrizo Springs	12/1/2006	Fluid Logistics
Victoria	2/15/2011	Well Servicing
Pleasanton	3/6/2013	Well Servicing
West Texas
Ozona	3/1/2006	Fluid Logistics
San Angelo	7/1/2006	Well Servicing
Midland	11/1/2012	Fluid Logistics
Monahans	8/31/2007	Well Servicing/Fluid Logistics
Odessa	9/30/2007	Well Servicing
Big Spring	10/15/2007	Well Servicing/Fluid Logistics
Big Lake	7/16/2008	Well Servicing/Fluid Logistics
Andrews	8/27/2008	Well Servicing
East Texas
Marshall	12/1/2005	Fluid Logistics
Carthage	3/1/2007	Well Servicing
Kilgore	11/1/2007	Well Servicing
Crockett	8/1/2013	Fluid Logistics
Giddings	1/1/2013	Well Servicing
Mississippi
Laurel	7/1/2010	Well Servicing
Pennsylvania
Indiana	7/9/2009	Well Servicing

Item 3.	Legal Proceedings

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

Price Range of Common Shares
On August 12, 2011, we completed the Share Consolidation and Texas Conversion. Beginning on Tuesday, August 16, 2011, our common stock began trading on a post-consolidation, post-conversion basis on NASDAQ Global Market, or NASDAQ, under the symbol FES. The Company voluntarily delisted its common stock from the Toronto Stock Exchange, or the TSX, as of the close of trading on Friday, November 16, 2012. The following table sets forth, for the periods indicated, on NASDAQ for our common stock for the years ended December 31, 2013 and 2012.

	High		Low
Fiscal Year 2013:
Fourth Quarter	USD	5.03	USD	3.25
Third Quarter	USD	5.01	USD	4.14
Second Quarter	USD	4.02	USD	3.31
First Quarter	USD	4.05	USD	2.33
Fiscal Year 2012:
Fourth Quarter	USD	3.54	USD	1.66
Third Quarter	USD	4.78	USD	2.92
Second Quarter	USD	6.25	USD	4.08
First Quarter	USD	7.00	USD	5.12

As of March 24, 2014, the last reported sales prices of our common shares on NASDAQ was USD $3.78 per share. As of March 25, 2013, we had 21,617,835 shares of common stock issued and outstanding, held by 17 shareholders of record. All common stock held in street name are recorded in the Company’s stock register as being held by one stockholder.
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
The following statement of operations data for the years ended December 31, 2013, 2012 and 2011 and the balance sheet data as of December 31, 2013 and 2012, have been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The statement of operations data for the years ended December 31, 2010 and 2009 and the balance sheet data as of December 31, 2011, 2010 and 2009, have been derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of results to be expected for any future period. The data presented below have been derived from financial statements that have been prepared in accordance with accounting principles generally accepted in the United States and should be read with our financial statements, including notes, and with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 25 of this Annual Report on Form 10-K.

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(dollars in thousands)
Statement of Operations Data:
Revenues
Well servicing	$231,930	$202,670	$177,896	$109,355	$79,812
Fluid logistics	188,003	269,927	267,887	178,796	109,822
Total revenues	419,933	472,597	445,783	288,151	189,634
Expenses
Well servicing	182,180	158,302	141,589	87,164	74,537
Fluid logistics	141,957	196,383	193,718	138,079	87,263
General and administrative	30,186	33,382	31,318	20,039	17,424
Depreciation and amortization	54,838	50,997	39,660	38,299	38,029
Total expenses	409,161	439,064	406,285	283,581	217,253
Operating income (loss)	10,772	33,533	39,498	4,570	(27,619)
Other income (expense)
Interest income	27	78	56	149	14
Interest expense	(28,211)	(28,033)	(27,454)	(27,271)	(26,923)
Gain (loss) on early extinguishment of debt	—	—	(35,415)	19	—
Other income (expense), net	—	—	69	(9)	1,421
Income (loss) from continuing operations before income taxes	(17,412)	5,578	(23,246)	(22,542)	(53,107)
Income tax (benefit) expense	(4,615)	3,359	(4,677)	(8,157)	(25,144)
Income (loss) from continuing operations	(12,797)	2,219	(18,569)	(14,385)	(27,963)
Income (loss) from discontinued operations, net of tax expense (benefit) of ($200), ($400), $6,300, $1,600, and $0, respectively	(293)	(633)	6,224	3,075	(1,368)
Net income (loss)	(13,090)	1,586	(12,345)	(11,310)	(29,331)
Preferred stock dividends	(776)	(776)	(186)	(1,041)	—
Net income (loss) attributable to common shareholders	$(13,866)	$810	$(12,531)	$(12,351)	$(29,331)
Income (loss) per share of common stock from continuing operations
Basic and diluted	$(0.64)	$0.07	$(0.90)	$(0.74)	$(1.79)
Income (loss) per share of common stock from discontinued operations
Basic and diluted	$(0.01)	$(0.03)	$0.30	$0.15	$(0.09)
Income (loss) per share of common stock
Basic and diluted	$(0.65)	$0.04	$(0.60)	$(0.59)	$(1.87)
Weighted average number of shares outstanding
Basic	21,388	21,062	20,918	20,918	15,661
Diluted	21,388	21,340	20,918	20,918	15,661

	Year Ended December 31,
	2013	2012	2011	2010	2009
Operating Data:
Well servicing rigs (end of periods)(1)	167	162	159	159	157
Rig hours(1)	449,277	435,560	411,539	307,377	228,279
Heavy trucks (end of period) (1)(2)	591	578	496	357	362
Trucking hours	1,182,429	1,676,778	1,476,664	1,135,227	863,506
Salt water disposal wells (end of period)	24	24	17	15	18
Locations (end of period)(1)	27	25	25	26	28
Frac tanks (end of period)	2,997	3,112	1,879	1,368	1,369
Fluid mixing tanks (end of period)	274	96	—	—	—
Coiled tubing spreads	5	4	—	—	—
  ____________________

(1)
The table above does not include 14 workover rigs, 4 vacuum trucks, and one operating location which were included in the disposition of substantially all of our long-lived assets located in Mexico completed on January 12, 2012. Also, the rig hours associated with our Mexico operations have been removed.

(2)	Includes vacuum trucks, high pressure pump trucks, and other heavy trucks. As of December 31, 2013, 195 heavy trucks were leased.

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(dollars in thousands)
Balance Sheet Data:
Cash and cash equivalents	$26,409	$17,619	$36,599	$30,458	$28,425
Property and equipment, net	341,869	348,442	285,945	256,743	289,781
Total assets	500,558	512,701	550,423	451,830	457,432
Total long-term debt	290,266	293,321	285,633	212,915	214,465
Total liabilities	364,980	366,015	410,167	299,764	310,925
Temporary equity-preferred stock	14,560	14,518	14,477	15,270	—
Shareholders’ equity	121,018	132,168	125,779	136,795	146,507

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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
Overview
FES Ltd. is an independent oilfield services contractor that provides a wide range of well site services to oil and natural gas drilling and producing companies to help develop and enhance the production of oil and natural gas. These services include fluid hauling, fluid disposal, well maintenance, completion services, workovers, and recompletions, plugging and abandonment, and tubing testing. Our operations are concentrated in the major onshore oil and natural gas producing regions of Texas, with additional locations in Mississippi, in Pennsylvania and, prior to the disposition of our Mexican assets in January 2012, which is discussed below, in Mexico. We believe that our broad range of services, which extends from initial drilling, through production, to eventual abandonment, is fundamental to establishing and maintaining the flow of oil and natural gas throughout the life cycle of our customers’ wells.
We currently provide a wide range of services to a diverse group of companies. Our blue-chip customer base includes Anadarko Petroleum Corporation, Chesapeake Energy Corporation, ConocoPhillips Company, Rosetta Resources, Inc., and Shell Oil Company, among others. John E. Crisp and Charles C. Forbes, our senior management team, have cultivated deep and ongoing relationships with these customers during their average of approximately 37 years of experience in the oilfield services industry. For the year ended December 31, 2013, we generated total revenues of approximately $419.9 million.
We currently conduct our operations through the following two business segments:

•
Well Servicing. The well servicing segment comprised 55.2% of our total revenues for the year ended December 31, 2013. At December 31, 2013, our well servicing segment utilized our modern fleet of 167 owned well servicing rigs, which was comprised of 157 workover rigs and ten swabbing rigs, as well as five coiled tubing spreads, nine tubing testing units, and related assets and equipment. These assets are used to provide (i) well maintenance, including remedial repairs and removal and replacement of downhole production equipment, (ii) well workovers, including significant downhole repairs, re-completions and re-perforations, (iii) completion and swabbing activities, (iv) plugging and abandonment services, and (v) testing of oil and natural gas production tubing.

•
Fluid Logistics. The fluid logistics segment comprised 44.8% of our total revenues for the year ended December 31, 2013. Our fluid logistics segment utilized our fleet of owned or leased fluid transport trucks and related assets, including specialized vacuum, high-pressure pump and tank trucks, frac tanks, water wells, salt water disposal wells and facilities, and related equipment. These assets are used to provide, transport, store, and dispose of a variety of drilling and produced fluids used in, and generated by, oil and natural gas production. These services are required in most workover and completion projects and are routinely used in daily operations of producing wells.

We believe that our two business segments are complementary and create synergies in terms of selling opportunities. Our multiple lines of service are designed to capitalize on our existing customer base to grow it within existing markets, generate more business from existing customers, and increase our operating performance. By offering our customers the ability to reduce the number of vendors they use, we believe that we help improve our customers’ efficiency. This is demonstrated by the fact that 78.7% of our consolidated revenues for the year ended December 31, 2013 were from customers that utilized services of both of our business segments. Further, by having multiple service offerings that span the life cycle of the well, we believe that we have a competitive advantage over smaller competitors offering more limited services.

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
Workover Rig Rates
Our well servicing segment revenues are dependent on the prevailing market rates for workover rigs. Rates and utilization remained stable through the first half of 2012 and slightly declined though the last half of 2012. Rates stabilized through the nine months of 2013 and increased in September 2013 and remained stable through the end of the year while utilization has slightly increased in 2013 from the last half of 2012.
Fluid Logistics Rates
Our fluid logistics segment revenues are dependent on the prevailing market rates for fluid transport trucks and the related assets, including specialized vacuum, high-pressure pump and tank trucks, hot oil trucks, frac tanks, fluid mixing tanks, and salt water disposal wells. Pricing and utilization increased through the beginning of 2012 before dropping through the second half of 2012. This drop in the second half of 2012 was partially due to the increase in supply of fluid logistics equipment in the markets where the company operates. Rates continued to drop in 2013, most notably frac tank rental rates. This drop in 2013 is attributed to additional capacity in the market which created downward pressure on rates.
Operating Expenses
As utilization and demand remained strong through the beginning of 2012, we experienced cost pressures in areas such as labor where we have incurred additional cost increases primarily in the form of increased pay rates. During 2013 labor rates have been relatively stable in our fluid logistics segment even though rates and utilization fell due to greater competition for employees in our well servicing segment has resulted in increased hourly costs. Future earnings and cash flows will be dependent on our ability to manage our overall cost structure and either maintain our existing prices or obtain price increases from our customers as our operating costs increase.
Equipment rental and lease costs continue to be a significant component of our operating expenses. We made certain capital expenditures throughout 2012 that replaced certain leased or rented equipment. During 2012, we entered into operating leases for vacuum trucks, vacuum trailers, support trucks, pressure pumping units, crane trucks, nitrogen pumping units, and a transport trailer. During 2013, we entered into operating leases for certain well servicing assets. We expect that we will continue to meet certain equipment needs through rental or leasing arrangements.
Capital Expenditures and Debt Service Obligations

In 2013, we received five additional workover rigs, completed drilling of one new salt water disposal well and purchased four hot oil trucks, additional nitrogen pumping units, fluid mixing tanks, three specialty vacuum trucks and incurred the associated costs of placing this equipment in service. We have also ordered one additional coiled tubing spread that we expect to receive in the second quarter of 2014. In addition, the Company continues to evaluate salt water disposal well and facility locations to better serve its customers. Capital expenditures for the twelve months ended December 31, 2013 were $47.3 million.
Presentation
The financial information as of and for the years ended December 31, 2013, 2012, and 2011 is presented on a consolidated basis for FES Ltd. and its subsidiaries based on continuing operations. Unless otherwise indicated, all financial or operational data presented herein relates to our continuing operations, excluding our operations in Mexico that were sold in January 2012. Notwithstanding the foregoing, financial information regarding cash flows presented herein includes cash flows from our discontinued operations.

Results of Operations

	Year Ended December 31,
	2013	% of Revenue	2012	% of Revenue	2011	% of Revenue
	(Dollars in Thousands)
Revenue	$419,933	100.0%	$472,597	100.0%	$445,783	100.0%
Operating expenses	324,137	77.2%	354,685	75.1%	335,307	75.2%
General & administrative expenses	30,186	7.2%	33,382	7.1%	31,318	7.0%
Depreciation & amortization	54,838	13.1%	50,997	10.8%	39,660	8.9%
Operating income	10,772	2.6%	33,533	7.1%	39,498	8.9%
Gain (loss) on early extinguishment of debt	—	—%	—	—%	(35,415)	(7.9)%
Interest and other expenses	(28,184)	(6.7)%	(27,955)	(5.9)%	(27,329)	(6.1)%
Income (loss) from continuing operations before taxes	(17,412)	(4.1)%	5,578	1.2%	(23,246)	(5.2)%
Income tax (benefit) expense	(4,615)	(1.1)%	3,359	0.7%	(4,677)	(1.0)%
Income (loss) from continuing operations	(12,797)	(3.0)%	2,219	0.5%	(18,569)	(4.2)%
Income (loss) from discontinued operations, net of tax expense (benefit) of ($200), ($400) and $6,300, respectively	(293)	(0.1)%	(633)	(0.1)%	6,224	1.4%
Net income (loss)	$(13,090)	(3.1)%	$1,586	0.3%	$(12,345)	(2.8)%

Comparison of Years Ended December 31, 2013 and December 31, 2012
Revenues — For the year ended December 31, 2013, revenues decreased by $52.7 million, or 11.1%, to $419.9 million when compared to the same period in the prior year. This is a direct result of decreases in our utilization primarily for the Fluid Logistics division in 2013 as compared to 2012.
Operating Expenses — Our operating expenses decreased to $324.1 million for the year ended December 31, 2013, from $354.7 million for the year ended December 31, 2012, a decrease of $30.5 million or 8.6%. This decrease in operating expense is generally attributable to the decrease in fluid logistics trucking hours which reduced the labor and fuel expenses in that division. Operating expenses as a percentage of revenues were 77.2% and 75.1% for the years ended December 31, 2013 and December 31, 2012, respectively.
General and Administrative Expenses — General and administrative expenses from the consolidated operations decreased by approximately $3.2 million, or 9.6%, to $30.2 million. General and administrative expense as a percentage of revenues were 7.2% and 7.1% for the years ended December 31, 2013 and 2012, respectively. This change of $3.2 million was primarily due to decreases in professional fees and compensation expense.
Depreciation and Amortization — Depreciation and amortization expenses increased by $3.8 million, or 7.5%, to $54.8 million. The increase is related to our increase in capital expenditures in 2012 which increased depreciation in 2013 as these assets begin to have full impact on depreciation, as well as the capital additions in 2013.
Interest and Other Expenses—Interest and other expenses were $28.2 million in the year ended December 31, 2013, compared to $28.0 million in the year ended December 31, 2012, an increase of $0.2 million, or 0.8% due to an increase in our debt obligations.
Income Taxes — Our income tax benefit on continuing operations was $4.6 million (26.5% effective rate) on a pre-tax loss of $17.4 million for the year ended December 31, 2013, compared to an income tax expense of $3.4 million (60.2% effective rate) on pre-tax income of $5.6 million in 2012. This difference was mainly due to change in state taxes, certain non-deductible expenses and a revision in the tax basis of certain property and equipment.
Discontinued Operations — We recorded a net loss from discontinued operations of $0.3 million for the year ended December 31, 2013, compared to net loss from discontinued operations of $0.6 million for the year ended December 31, 2012. The decrease in net loss relates the winding down of our operations in Mexico.

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

Well Servicing

	Year Ended December 31,
	2013	% of Revenue	2012	% of Revenue	2011	% of Revenue
	(Dollars in Thousands)
Revenue	$231,930	100.0%	$202,670	100.0%	$177,896	100.0%
Direct operating costs	182,180	78.5%	158,302	78.1%	141,589	79.6%
Segment profits	$49,750	21.5%	$44,368	21.9%	$36,307	20.4%
Results for 2013 compared to 2012 - Well Servicing
Revenues - Revenues from the well servicing segment increased by $29.3 million for the year, or 14.4% to $231.9 million compared to the prior year. Of this increase, approximately 92.5% was due to increased rig rates and 7.5% was due to increased rig hours billed for well service. We made available for utilization 167 and 162 well service rigs as of December 31, 2013 and 2012, respectively. The average rate charged per hour for our well servicing rigs during the year ended December 31, 2013 as compared to the same period in 2012 increased approximately 13.2%. Average utilization of our well service rigs during the year-ended December 31, 2013 and 2012 was 86.5% and 88.3%, respectively, calculated by comparing actual hours billed to theoretical full utilization which we based on a twelve hour day, working five days a week, except U.S. holidays. The decrease in utilization was primarily due to the addition of 5 new rigs which increased available hours by approximately 3%.
Direct Operating Costs - Direct operating costs from the well servicing segment increased by $23.9 million, or 15.1%, to $182.2 million. Well servicing direct operating costs as a percentage of well servicing revenues were 78.5% for the year ended December 31, 2013, compared to 78.1% for the year ended December 31, 2012, an increase of 0.4%.
The dollar increase in well servicing direct operating costs between the two years was due to in large part to the increase in labor costs of $8.6 million or 12.0% for the year ended December 31, 2013 compared to the prior year due to the higher headcount during 2013 and increased pay rates. The employee count in our well servicing segment at December 31, 2013 was 1,224, compared to 1,069 employees as of December 31, 2012. Labor costs as a percentage of revenue were 34.4% and 35.1% for the years ended December 31, 2013 and 2012, respectively. Parts and Supplies increased by $4.1 million to $11.1 million due to the additional parts required to service coil tubing equipment which was added during the last half of 2012 and into 2013. Equipment rental increased by approximately $4.1 million to $7.9 million in for the year ended December 31, 2013. The increase was due to the addition of leased coil tubing equipment. Insurance expense increased by $3.1 million or 33.1% due to increases of $1.9 million in general liability and auto insurance and an increase of $1.1 million in workers compensation insurance due to increased employee count. Fuel costs as of percentage of revenue were 7.2% and 7.3% for the years ended December 31, 2013 and 2012, respectively.
Results for 2012 compared to 2011 - Well Servicing
Revenues - Revenues from the well servicing segment increased by $24.8 million for the year, or 13.9% to $202.7 million compared to the prior year. Of this increase, approximately 36.2% was due to increased prices and 63.8% was due to increased rig hours for well services. We utilized 162 and 159 well service rigs as of December 31, 2012 and 2011. The average rate charged per hour during the year-ended December 31, 2012 as compared to the same period in 2011 increased approximately 3.1%. Average utilization of our well service rigs during the year-ended December 31, 2012 and 2011 was 88.3% and 84.9%, respectively, based on a twelve hour day, working five days a week, except holidays in the U.S.
Direct Operating Costs - Direct operating costs from the well servicing segment increased by $16.7 million, or 11.8%, to $158.3 million. Well servicing direct operating costs as a percentage of well servicing revenues were 78.1% for the year ended December 31, 2012, compared to 79.6% for the year ended December 31, 2011, a decrease of 1.5%. This decrease in direct operating costs as a percentage of revenue was due to an increase in utilization to 88.3% for the year ended December 31, 2012 from 84.9% for the year ended December 31, 2011, which allowed the Company to spread its fixed costs over greater revenues, thereby increasing the gross margin. This increase in utilization consisted of 63.8% of the change. The remaining 36.2% was due to price increases of approximately 3.1% in average billing rates between the two years.
The dollar increase in well servicing direct operating costs between the two years was due in large part to the increase in labor costs of $11.1 million or 16.2% for the year ended December 31, 2012 compared to the prior year due to the higher headcount during the first half of 2012 and increased pay rates. The employee count at December 31, 2012 was 1,069 compared to 1,051 employees as of December 31, 2011. Labor costs as a percentage of revenue were 38.2% and 37.4% for the years ended December 31, 2012 and 2011, respectively. Rig hours increased 5.9% for the year ended December 31, 2012 compared to 2011, which was the main reason fuel costs increased $3.9 million, a 35.1% increase. Fuel costs as a percentage of revenue were 7.3% and 6.2% for the years ended December 31, 2012 and 2011. Contract labor cost and insurance cost increased by $2.4 million and $2.2 million, respectively. These cost increases were offset by a reduction in repairs and maintenance expense of $2.8 million. The repairs and maintenance cost was higher than normal in the prior year due to the increased activity in 2011 compared to 2012 and the need to prepare the rigs to place into service.
Fluid Logistics

	Year Ended December 31,
	2013	% of Revenue	2012	% of Revenue	2011	% of Revenue
	(Dollars in Thousands)
Revenue	$188,003	100.0%	$269,927	100.0%	$267,887	100.0%
Direct operating costs	141,957	75.5%	196,383	72.8%	193,718	72.3%
Segment profit	$46,046	24.5%	$73,544	27.2%	$74,169	27.7%
Results for 2013 compared to 2012 - Fluid Logistics
Revenues — Revenues from the fluid logistics segment for the year ended December 31, 2013 decreased by $81.9 million, or 30.4%, to $188.0 million compared to the prior year, driven primarily by a decrease in trucking hours of 29.5%. Utilization and rate decreases resulted, in part, from more efficient drilling processes by our customers and from excess equipment in our markets, which has resulted in certain lost customer opportunities. Our principal fluid logistics assets at December 31, 2013 and December 31, 2012 were as follows:

	December 31,		% Increase (decrease)
Asset	2013	2012
Vacuum trucks	480	473	1.5
High-pressure pump trucks	22	20	10.0
Hot oil trucks	5	1	400.0
Other heavy trucks	84	84	—
Frac tanks (includes leased)	2,997	3,112	(3.7)
Fluid mixing tanks	274	96	185.4
Salt water disposal wells	24	24	—
Direct Operating Costs — Direct operating costs from the fluid logistics segment decreased by $54.4 million, or 27.7%, to $142.0 million. Fluid logistics operating expenses as a percentage of fluid logistics revenue were 75.5% for the year ended December 31, 2013, compared to 72.8% for the year ended December 31, 2012.
The decrease in fluid logistics direct operating costs of $54.4 million was due primarily to a decrease in trucking hours in the fluid logistics segment which caused operating labor, fuel and other variable operating expenses to decrease. The decrease in direct operating costs was generally in line with the decrease in revenue. The majority of the decrease was due to the following: Decrease in labor cost of $14.8 million, or 21.2%, for the year-ended December 31, 2013, when compared to the same period in the prior year; A decrease in the employee count to 1,006 from 1,203 at December 31, 2013 and December 31, 2012, respectively; a decrease in fuel and oil expense of $9.4 million to $24.4 million for the year ended December 31, 2013 as compared to the same period in the prior year; a decrease in contract services from prior year by $7.4 million or 75.9% to $2.3 million; a decrease in rent equipment from prior period by $7.0 million or 44.2% to $8.8 million; a decrease in repairs and maintenance from prior period by $6.8 million or 27.9% to $17.7 million; a decrease in other operating expenses in line with revenues to make up the remainder of the $54.4 million decrease.
Results for 2012 compared to 2011 - Fluid Logistics
Revenue — Revenues from the fluid logistics segment for the year ended December 31, 2012 increased by $2.0 million, or 0.8%, to $269.9 million compared to the prior year, as a result of an increase in trucking hours of 5.2%. There was a decrease in utilization to 77.0% for the year ended December 31, 2012 as compared to 102.2% for the year ended

December 31, 2011 primarily due to our increase in the number of available trucks. Our principal fluid logistics assets at December 31, 2012 and December 31, 2011 were as follows:

	Years Ended December 31,		% Increase (decrease)
Asset	2012	2011
Vacuum trucks	473	408	15.9
High-pressure pump trucks	20	21	(4.8)
Hot oil trucks	1	—	100.0
Other heavy trucks	84	67	25.4
Frac tanks (includes leased)	3,112	1,879	65.6
Fluid mixing tanks	96	—	100.0
Salt water disposal wells	24	17	41.2
Direct operating costs — Direct operating costs from the fluid logistics segment increased by $2.7 million, or 1.4%, to $196.4 million. Fluid logistics direct operating costs as a percentage of fluid logistics revenue were 72.8% for the year ended December 31, 2012, compared to 72.3% for the year ended December 31, 2011.
The increase in fluid logistics direct operating costs of $2.7 million was due to an increase in labor cost of $13.0 million, or 25.6%, for the year-ended December 31, 2012, when compared to the same period in the prior year. The employee count at December 31, 2012 was 1,203, as compared with 1,073 employees as of December 31, 2011. This cost increase was off-set by a reduction in equipment rental of $6.5 million, or 29%, for the year-ended December 31, 2012, when compared to the same period in the prior year. The decrease in equipment rental was due to the acquisition of additional equipment to satisfy customer demand and decreasing the need to utilize outside services. The cost for product and chemical decreased by $3.8 million, or 35.9% as a result of lower utilization for the year-ended December 31, 2012. The remaining $0.1 million change is related to various expenses that were consistent with management's expectation.
Liquidity and Capital Resources
Overview
In June 2011, we issued $280.0 million aggregate principal amount of 9% Senior Notes and received net proceeds of $273.7 million. We used a substantial portion of the proceeds from such offering to purchase or redeem all outstanding Second Priority Notes and First Priority Notes.
On September 9, 2011, we entered into a loan and security agreement with certain lenders and Regions Bank, as agent for the secured parties, or the Agent. This loan and security agreement was amended, in December 2011, July 2012 and July 2013. The loan and security agreement initially provided for an asset based revolving credit facility with a maximum initial credit of $75.0 million, subject to, borrowing base availability and other limitations. The third amendment increased the maximum borrowing credit to $90.0 million, subject to borrowing base availability, any reserves established by the facility agent in its discretion, compliance with a fixed charge coverage ratio covenant if availability under the facility falls below certain thresholds and, for borrowings above $75.0 million, compliance with the debt incurrence covenant in the indenture governing the 9% Senior Notes. This indenture covenant prohibits the incurrence of debt except for certain limited exceptions, including indebtedness incurred under the permitted credit facility debt basket to the greater of $75.0 million or 18% of our Consolidated Tangible Assets (as defined in the indenture governing the 9% Senior Notes) reported for the last fiscal quarter for which financial statements are available. Under the indenture governing the 9% Senior Notes, Consolidated Tangible Assets is defined as our total assets, determined on a consolidated basis in accordance with GAAP, excluding unamortized debt discount and expenses and other unamortized deferred charges, to the extent such items are non-cash expenses or charges, goodwill, patents, trademarks, service marks, trade names, copyrights and other items properly classified as intangibles in accordance with GAAP. As of December 31, 2013, 18% of our Consolidated Tangible Assets was approximately $84.3 million. If our availability under the credit facility dropped below 15% of our total borrowing credit (as described above), we are required to maintain a trailing four-quarter fixed charge coverage ratio of 1.1 to 1. We would currently be in compliance with this covenant if it were applicable.
As of December 31, 2013, there were no amounts drawn and $5.9 million in outstanding letters of credit posted to the facility.
A downturn could require us to seek funding to meet working capital requirements. Further, should management elect to incur capital expenditures in excess of the levels projected for 2014 or to pursue other capital intensive activities, additional capital may be required to fund these activities. As discussed in more detail below, our ability to seek additional financing may be restricted by certain of our debt covenants.
The indenture governing the 9% Senior Notes and the loan agreement governing our senior secured revolving credit facility impose significant restrictions on us and increase our vulnerability to adverse economic and industry conditions that could limit our ability to obtain additional or replacement financing. For example, the indenture governing the 9% Senior Notes only allows us to incur indebtedness, other than certain specific types of permitted indebtedness, if such indebtedness is unsecured and if the Fixed Charge Coverage Ratio (as defined in the indenture) for the most recently completed four full fiscal quarters is at least 2.0 to 1.0. We are currently able to incur indebtedness under this ratio. Our credit facility only allows us to incur specific types of permitted indebtedness, which includes a $40 million basket of permitted indebtedness for capital leases, mortgage financings or purchase money obligations incurred for the purpose of installation or improvement of property, plant, and equipment.
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
As of December 31, 2013, we had $26.4 million in cash and cash equivalents, $299.6 million in contractual debt and capital leases, and $4.1 million of accounts payable related to equipment. Also, as of December 31, 2013, we had 588,059 outstanding shares of Series B Senior Convertible Preferred Stock which is reflected in the balance sheet as temporary equity in an amount of $14.6 million. During periods when the Company’s common stock maintains a five day volume weighted average trading price above $3.33 per share, the Series B Preferred Stock is redeemable, in whole or in part, at the Company’s option for a price of $25 per share, plus accrued and unpaid dividends. Nevertheless, if the Company elects to redeem the Series B Preferred Stock, the holders thereof would have the opportunity prior to redemption to convert each share of Series B Preferred Stock into nine shares of common stock. On May 28, 2017, the Company is required to redeem the Series B Preferred Stock at 95% of the fair market value of the common stock as determined in accordance with the certificate of designation of the Series B Preferred Stock.
The $299.6 million in contractual debt was comprised of $280.0 million in senior notes and $19.6 million in capital leases on equipment and insurance notes. Of our total debt, $290.3 million of the outstanding contractual debt was represented by long-term debt and $9.4 million was short-term debt outstanding or the current portion of long-term debt. In addition, we have $4.1 million of non-interest bearing short-term equipment vendor financings for well servicing rigs and other equipment included in accounts payable. The $19.6 million in equipment and insurance notes consisted of $15.1 million in equipment notes and $4.5 million in insurance notes related to our general liability, workers compensation and other insurances.
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

Cash Flows from Operating Activities

Net cash provided by operating activities totaled $56.3 million for the year ended December 31, 2013, compared to $68.4 million for the year ended December 31, 2012, an decrease of $12.1 million. The most significant change between the years ended December 31, 2013 and 2012 related to the net loss in 2013 as opposed to a net income in 2012. Other changes included a decrease in accounts receivable of $32.8 million offset by an increase in accounts payable of $25.8 million and an increase in accrued expenses of $8.7 million . These changes are due to the decrease in revenues in the year ended December 31, 2013 compared to 2012 resulting in the net loss of $13.1 million for the year ended December 31, 2013.
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
Cash Flows Used in Investing Activities
Net cash used in investing activities for the year ended December 31, 2013 amounted to $41.0 million compared to $82.6 million from the year ended December 31, 2012, a decrease of $41.6 million. This $41.6 million decrease resulted from a decrease in capital spending for 2013 compared to 2012.
Net cash used in investing activities for the year ended December 31, 2012 amounted to $82.6 million compared to $50.9 million from the year ended December 31, 2011, an increase of $31.7 million. This $31.7 million increase resulted from an increase of $53.4 million used for the purchases of property and equipment and a decrease in deposit on assets held for sale of $13.7 million. These cash uses were offset, in part, by proceeds from the sale of equipment of $14.7 million and the release of restricted cash from the sale of the assets of our operations in Mexico of $21.8 million.
Cash Flows from Financing Activities
Net cash used in financing activities amounted to $6.5 million for the year ended December 31, 2013, compared to net cash used in financing activities of $5.3 million for the year ended December 31, 2012. The increase in cash used in financing activities was primarily caused by payments of debt and increased debt issuance costs related to the renewal and extension of the revolving credit facility which was done during 2013.
Net cash used in financing activities amounted to $5.3 million for the year ended December 31, 2012, compared to net cash provided by financing activities of $52.1 million for the year ended December 31, 2011. The majority of the change related to the Forbes Group receiving $280.0 million in proceeds from the issuance of 9% Senior Notes Payable, less debt issuance costs of $10.2 million in the prior year. The proceeds were used to retire $212.5 million in First and Second Priority Notes. The primary use of cash flows from financing activities in 2012 was for scheduled payments on equipment installment notes in the amount of $4.5 million.
Cash Flows from Discontinued Operations
The cash flows from discontinued operations have not been separately disclosed in our consolidated statements of cash flows for the years ended December 31, 2013, 2012 and 2011. The net cash flow used in our discontinued operations was approximately $6.7 million for the year ended December 31, 2012 compared to net cash provided of $4.2 million for the year ended December 31, 2011. Cash flows from discontinued operations were not significant in 2013.
9% Senior Notes
On June 7, 2011, FES Ltd. issued $280.0 million in principal amount of 9% Senior Notes due 2019 (the “9% Senior Notes”). The proceeds of the 9% Senior Notes were used to purchase and/or redeem 100% of the First Priority Notes and the outstanding Second Priority Notes issued by Forbes Energy Services LLC and Forbes Energy Capital Inc. The 9% Senior Notes mature on June 15, 2019, and require semi-annual interest payments, in arrears, commencing December 15, 2011 at an annual rate of 9%, payable on June 15 and December 15 of each year until maturity. No principal payments are due until maturity.

The 9% Senior Notes are guaranteed by the current domestic subsidiaries (the “Guarantor Subs”) of FES Ltd., which includes FES LLC, CCF, TES, STT and FEI LLC (but excludes Forbes Energy Capital Inc., which was dissolved in November 2011). All of the Guarantor Subs are 100% owned and each guarantees the securities on a full and unconditional and joint and several basis, subject to customary release provisions. Prior to January 12, 2012, FES Ltd had two 100% owned indirect Mexican subsidiaries or the Non-Guarantor Subs that had not guaranteed the 9% Senior Notes. In January 2012, one of those two Mexican subsidiaries was sold along with the business and substantially all of our assets located in Mexico. Prior to January 12, 2012, FES Ltd had a branch office in Mexico and conducted operations independent of the Non-Guarantor Subs. The Guarantor Subs represent the substantial majority of the Company’s operations. On or after June 15, 2015, the Forbes Group may, at its option, redeem all or part of the 9% Senior Notes from time to time at specified redemption prices and subject to certain conditions required by the indenture governing the 9% Senior Notes (the “9% Senior Indenture”). The Forbes Group is required to make an offer to purchase the notes and to repurchase any notes for which the offer is accepted at 101% of their principal amount, plus accrued and unpaid interest, if there is a change of control. The Forbes Group is required to make an offer to repurchase the notes and to repurchase any notes for which the offer is accepted at 100% of their principal amount, plus accrued and unpaid interest, following certain asset sales.

The Forbes Group is permitted under the terms of the 9% Senior Indenture to incur additional indebtedness in the future, provided that certain financial conditions set forth in the 9% Senior Indenture are satisfied. The Forbes Group is subject to certain covenants contained in the 9% Senior Indenture, including provisions that limit or restrict the Forbes Group’s and certain future subsidiaries’ abilities to incur additional debt, to create, incur or permit to exist certain liens on assets, to make certain dispositions of assets, to make payments on certain subordinated indebtedness, to pay dividends or certain other payments to equity holders, to engage in mergers, consolidations or other fundamental changes, to change the nature of its business or to engage in transactions with affiliates. Due to cross-default provisions in the indenture governing our 9% Senior Notes and the loan agreement governing our revolving credit facility, with certain exceptions, a default and acceleration of outstanding debt under one debt agreement would result in the default and possible acceleration of outstanding debt under the other debt agreement.  Accordingly, an event of default could result in all or a portion of our outstanding debt under our debt agreements becoming immediately due and payable.  If this occurred, we might not be able to obtain waivers or secure alternative financing to satisfy all of our obligations simultaneously, which would adversely affect our business and operations.

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

The Company is in compliance with the covenants under the indenture governing the 9% Senior Notes at December 31, 2013.
Revolving Credit Facility

On September 9, 2011, FES Ltd. and its current domestic subsidiaries entered into a loan and security agreement with Regions Bank, SunTrust Bank, CIT Bank and Capital One Leverage Finance Corp., as lenders, and Regions Bank, as agent for the secured parties, or the Agent. This loan and security agreement was amended in December 2011, July 2012 and July 2013. Pursuant to the July 2013 amendment, the CIT Bank opted out of the lending group, with Regions Bank increasing its participating by taking CIT Bank's position. The loan and security agreement initially provided for an asset based revolving credit facility with a maximum initial borrowing credit of $75.0 million, subject to borrowing base availability and other limitations. The third amendment increased the maximum borrowing credit to $90.0 million, subject to borrowing base availability, any reserves established by the facility agent in its discretion, compliance with a fixed charge coverage ratio covenant if availability under the facility falls below certain thresholds and, for borrowings above $75.0 million, compliance with the debt incurrence covenant in the indenture governing the 9% Senior Notes. This indenture covenant prohibits the incurrence of debt except for certain limited exceptions, including indebtedness incurred under the permitted credit facility debt basket to the greater of $75.0 million or 18% of our Consolidated Tangible Assets (as defined int he 9% Senior Indenture) reported for the last fiscal quarter for which financial statements are available. Under the 9% Senior Indenture, Consolidated Tangible Assets is defined as our total assets, determined on a consolidated basis in accordance with GAAP, excluding unamortized debt discount and expenses and other unamortized deferred charges, to the extent such items are non-cash expenses or charges, goodwill, patents, trademarks, service marks, trade names, copyrights and other items properly classified as intangibles in accordance with GAAP. As of December 31, 2013, 18% of our Consolidated Tangible Assets was approximately $84.3 million. If our availability under the credit facility dropped below 15% of our total borrowing credit (as described above), we are required to maintain a trailing four-quarter fixed charge coverage ratio of at least 1.1 to 1. We would be currently in compliance with this covenant if it were applicable.

As of December 31, 2013, there were no amounts drawn and outstanding letters of credit in the amount of $5.9 million posted under the facility. Taking into account the limitations discussed above, we believe we have at least $78.4 million of availability under our credit facility. As amended, the loan and security agreement has a stated maturity of July 26, 2018. The proceeds of this credit facility can be used for the purchase of well services equipment, permitted acquisitions, general operations, working capital and other general corporate purposes.
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
Prior to the third amendment, at our option, borrowings under this credit facility would have borne interest at a rate equal to either (i) the LIBOR rate plus an applicable margin of between 2.25% to 2.75% based on borrowing availability or (ii) a base rate plus an applicable margin of between 1.25% to 1.75% based on borrowing availability, where the base rate was equal to the greater of the prime rate established by Regions Bank, the overnight federal funds rate plus 0.50% or the LIBOR rate for a one month period plus 1.00%. The third amendment decreased the revolving interest rate whereby borrowings under the Loan Agreement will bear interest at a rate equal to either (a) the LIBOR rate plus an applicable margin of between 2.00% to 2.50% based on borrowing availability or (b) a base rate plus an applicable margin of between 1.00% to 1.50% based on borrowing availability, where the base rate is equal to the greater of the prime rate established by Regions Bank, the overnight federal funds rate plus 0.5% or the LIBOR rate for a one month period plus 1%.
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
The loan and security agreement contains customary covenants for an asset-based credit facility, which include (i) restrictions on certain mergers, consolidations and sales of assets; (ii) restrictions on the creation or existence of liens; (iii) restrictions on making certain investments; (iv) restrictions on the incurrence or existence of indebtedness; (v) restrictions on transactions with affiliates; (vi) requirements to deliver financial statements, report and notices to the Agent and (vii) a springing requirement to maintain a consolidated Fixed Charge Coverage Ratio (which is defined in the loan and security agreement) of 1.1:1.0 in the event that our excess availability under the credit facility falls below the greater of $11.3 million or 15.0% of our maximum credit under the facility for sixty consecutive days; provided that, the restrictions described in (i)—(v) above are subject to certain exceptions and permissions limited in scope and dollar value. The loan and security agreement also contains customary representations and warranties and event of default provisions. As of December 31, 2013 we are in compliace with all covenants in the loan and security agreement.
Contractual Obligations and Financing
The table below provides estimated timing of future payments for which we were obligated as of December 31, 2013.

Actual	Total	Less than 1 Year	1-3 Years	3-4 Years	More than 5 Years
	(dollars in thousands)
Maturities of long-term debt, including current portion, excluding capital lease obligations	$284,531	$4,531	$—	$—	$280,000
Capital lease obligations	15,109	4,843	8,114	2,054	98
Operating lease commitments	34,958	14,309	18,390	2,259	—
Interest on long-term debt	139,404	26,065	51,145	50,457	11,737
Series B senior preferred stock dividends	2,511	735	1,470	306	—
Series B senior preferred stock redemption	14,700	—	—	14,700	—
Total	$491,213	$50,483	$79,119	$69,776	$291,835
We have obligations to pay to the holders of our Series B Preferred Stock quarterly dividends of five percent per annum of the original issue price, payable in cash or in-kind.
The Company sought and received shareholder approval for a pool of Series B Preferred Stock to be issued, should the Company so choose, as in-kind dividends. Further, as opposed to the indentures that governed the First Priority Notes and Second Priority Notes, the indenture governing the 9% Senior Notes specifically allows the payment of cash dividends on the Series B Preferred Stock of up to $260,000 per quarter. Therefore, there are no contractual or stock exchange restrictions on our paying the Series B Preferred Stock dividends in cash or in-kind. The annual dividend payments for the Series B Preferred Stock is approximately $0.7 million. As of February 28, 2014, the Company has paid all required dividends on its Series B Preferred Stock for completed dividend periods.

During periods when the Company’s common stock maintains a five day volume weighted average trading price above $3.33 per share, the Series B Preferred Stock is redeemable, in whole or in part, at the Company’s option for a price of $25 per share, plus accrued and unpaid dividends. Nevertheless, if the Company elects to redeem the Series B Preferred Stock, the holders thereof would have the opportunity prior to redemption to convert each share of Series B Preferred Stock into nine shares of common stock. On May 28, 2017, we are required to redeem any of the shares of Series B Preferred Stock then outstanding. The cost of the redemption at this date will be $14.7 million. Such mandatory redemption may, at our election, be paid in cash or common stock (valued for such purpose at 95% of the then fair market value of the common stock). As of December 31, 2013, we had 588,059 shares of Series B Preferred Stock outstanding. For a discussion of the rights and preferences of the Series B Preferred Stock, see Note 15 to the consolidated financial statements for the year ended December 31, 2013 included herein.
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
Estimated Depreciable Lives
A substantial portion of our total assets is comprised of equipment. Each asset included in equipment is recorded at cost and depreciated using the straight-line method, which deducts equal amounts of the cost of such assets from earnings every year over the asset’s estimated economic useful life. As a result of these estimates of economic useful lives, net equipment as of December 31, 2013 totaled $341.9 million, which represented 68.3% of total assets. Depreciation expense for the year ended December 31, 2013 totaled $52.0 million, which represented 16.0% of total operating expenses. Given the significance of equipment to our financial statements, the determination of an asset’s economic useful life is considered to be a critical accounting estimate. The estimated economic useful life is monitored by management to determine its continued appropriateness.
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
Allowance for Doubtful Accounts
The determination of the collectability of amounts due from our customers requires us to use estimates and make judgments regarding future events and trends, including monitoring our customers’ payment history and current credit worthiness to determine that collectability is reasonably assured, as well as consideration of the overall business climate in which our customers operate. Inherently, these uncertainties require us to make frequent judgments and estimates regarding our customers’ ability to pay amounts due to us in order to determine the appropriate amount of valuation allowances required for doubtful accounts. Provisions for doubtful accounts are recorded when it becomes evident that the customer will not make the required payments at either contractual due dates or in the future. At December 31, 2013 and 2012, allowance for doubtful accounts totaled $4.0 million, or 4.8%, and $2.7 million, or 2.8%, of gross accounts receivable, respectively. The increase in our allowance for doubtful accounts balance between year end 2012 and 2013 resulted from additional allowance being added because certain customers are experiencing cash flow issues. We believe that our allowance for doubtful accounts is adequate to cover potential bad debt losses under current conditions; however, uncertainties regarding changes in the financial condition of our customers, either adverse or positive, could impact the amount and timing of any additional provisions for doubtful accounts that may be required. A five percent change in the allowance for doubtful accounts would have had an impact on income from continuing operations before income taxes of approximately $0.2 million in 2013.
Revenue Recognition
Well Servicing — Well servicing consists primarily of maintenance services, workover services, completion services, plugging and abandonment services, and tubing testing. We price well servicing primarily by the hour of service performed or on occasion, bid/turnkey pricing.
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

Income Taxes
Our income tax benefit on continuing operations was $4.6 million (26.5% effective rate) on a pre-tax loss of $17.4 million for the year ended December 31, 2013, compared to income tax expense of $3.4 million (60.2% effective rate) on pre-tax income of $5.6 million in 2012. For the years ended December 31, 2013 and 2012, $0.3 million and $0.8 million in state tax expense was recorded and $0.2 million and $0.2 million in current foreign income tax benefit, respectively. The decrease in the effective tax rate is due to the state taxes, certain non deductible expenses and a revision in the tax basis of certain property and equipment. As of December 31, 2013 and 2012, $21.6 million and $26.6 million in deferred U.S. federal income tax liability was reflected in the FES Ltd.’s balance sheet, respectively.
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
Recently Issued Accounting Pronouncements
In July 2013, the FASB issued ASU No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exist” (“ASU2013-11”). ASU 2013-11 reduces diversity in practice by providing guidance on the presentation of unrecognized tax benefits and is intended to better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. ASU 2013-11 became effective for the Company on January 1, 2014 and the Company does not believe it will have a material impact on the Company's consolidated financial statements.
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
Our primary debt obligations are the outstanding 9% Senior Notes and any borrowings under our revolving credit facility. Changes in interest rates do not affect interest expense incurred on our 9% Senior Notes as such notes bear interest at a fixed rate. However, changes in interest rates would affect their fair values. In general, the fair market value of debt with a fixed interest rate will increase as interest rates fall. Conversely, the fair market value of debt will decrease as interest rates rise. A hypothetical change in interest rates of 10% relative to interest rates as of December 31, 2013 would have no impact on our interest expense for the 9% Senior Notes.
Our revolving credit facility has a variable interest rate and, therefore, is subject to interest rate risk. As of December 31, 2013, we have not made significant draw on this facility. For this reason, a 100 basis point increase in interest rates on our variable rate debt would not result in significant additional annual interest expense.
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
Alice, Texas
We have audited the accompanying consolidated balance sheets of Forbes Energy Services Ltd. and Subsidiaries as of December 31, 2013 and 2012 and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Forbes Energy Services Ltd. and Subsidiaries at December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.
/S/ BDO USA, LLP
Houston, Texas
March 26, 2014

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)
Consolidated Balance Sheets
(in thousands, except per share amounts)

	December 31,
	2013	2012
Assets
Current assets
Cash and cash equivalents	$26,409	$17,619
Accounts receivable - trade, net of allowance of $4.0 million and $2.7 million for 2013 and 2012, respectively	82,209	92,596
Accounts receivable - related parties	185	60
Accounts receivable - other	592	428
Prepaid expenses	12,378	13,627
Other current assets	1,626	1,324
Total current assets	123,399	125,654
Property and equipment, net	341,869	348,442
Other intangible assets, net	25,154	28,015
Deferred financing costs, net of accumulated amortization of $3.7 million and $2.1 million for 2013 and 2012, respectively	6,860	8,040
Restricted cash	1,380	1,439
Other assets	1,896	1,111
Total assets	$500,558	$512,701
Liabilities and Shareholders’ Equity
Current liabilities
Current portions of long-term debt	$9,374	$13,026
Accounts payable - trade	27,016	17,973
Accounts payable - related parties	559	154
Accrued dividends	61	61
Accrued interest payable	1,367	1,354
Accrued expenses	14,727	13,539
Total current liabilities	53,104	46,107
Long-term debt	290,266	293,321
Deferred tax liability	21,610	26,587
Total liabilities	364,980	366,015
Temporary equity
Series B senior convertible preferred stock	14,560	14,518
Shareholders’ equity
Common stock, $.04 par value, 112,500 shares authorized, 21,474 and 21,093 shares issued and outstanding at December 31, 2013 and 2012, respectively	859	844
Additional paid-in capital	193,527	191,602
Accumulated deficit	(73,368)	(60,278)
Total shareholders’ equity	121,018	132,168
Total liabilities and shareholders’ equity	$500,558	$512,701
The accompanying notes are an integral part of these consolidated financial statements.

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)
Consolidated Statements of Operations
(in thousands except, per share amounts)

	Year Ended December 31,
	2013	2012	2011
Revenues
Well servicing	$231,930	$202,670	$177,896
Fluid logistics	188,003	269,927	267,887
Total revenues	419,933	472,597	445,783
Expenses
Well servicing	182,180	158,302	141,589
Fluid logistics	141,957	196,383	193,718
General and administrative	30,186	33,382	31,318
Depreciation and amortization	54,838	50,997	39,660
Total expenses	409,161	439,064	406,285
Operating income	10,772	33,533	39,498
Other income (expense)
Interest income	27	78	56
Interest expense	(28,211)	(28,033)	(27,454)
Loss on early extinguishment of debt	—	—	(35,415)
Other income	—	—	69
Income (loss) from continuing operations before taxes	(17,412)	5,578	(23,246)
Income tax expense (benefit)	(4,615)	3,359	(4,677)
Income (loss) from continuing operations	(12,797)	2,219	(18,569)
Income (loss) from discontinued operations, net of tax expense (benefit) of ($200), ($400), and $6,300, respectively	(293)	(633)	6,224
Net income (loss)	(13,090)	1,586	(12,345)
Preferred stock dividends	(776)	(776)	(186)
Net income (loss) attributable to common shareholders	$(13,866)	$810	$(12,531)
Income (loss) per share of common stock from continuing operations
Basic and diluted	$(0.64)	$0.07	$(0.90)
Income (loss) per share of common stock from discontinued operations
Basic and diluted	$(0.01)	$(0.03)	$0.30
Income (loss) per share of common stock (Note 13)
Basic and diluted	$(0.65)	$0.04	$(0.60)
Weighted average number of shares of common stock outstanding (Note 13)
Basic	21,388	21,062	20,918
Diluted	21,388	21,340	20,918
The accompanying notes are an integral part of these consolidated financial statements.

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Years Ended December 31,
	2013	2012	2011
Net income (loss)	$(13,090)	$1,586	$(12,345)
Other comprehensive income (loss)
Foreign currency translation adjustment	—	1,078	(1,421)
Comprehensive income (loss)	$(13,090)	$2,664	$(13,766)
The accompanying notes are an integral part of these consolidated financial statements.

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)
Consolidated Statements of Changes in Shareholders’ Equity
(in thousands)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (loss)	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance:
December 31, 2010	588	$15,270	20,918	$837	$185,135	$343	$(49,519)	$136,796
Share-based compensation	—	—	—	—	2,937	—	—	2,937
Net loss	—	—	—	—	—	—	(12,345)	(12,345)
Foreign currency translation adjustment	—	—	—	—	—	(1,421)		(1,421)
Preferred stock dividends and accretion	—	(794)	—	—	(187)	—	—	(187)
Balance:
December 31, 2011	588	$14,476	20,918	$837	$187,885	$(1,078)	$(61,864)	$125,780
Share-based compensation	—	—	—	—	3,619	—	—	3,619
Net income	—	—	—	—	—	—	1,586	1,586
Foreign currency translation adjustment	—	—	—	—	—	1,078		1,078
Common shares issued under stock plan
Exercise of stock options	—	—	25	1	64	—	—	65
Issuance of restricted stock	—	—	150	6	810	—	—	816
Preferred stock dividends and accretion	—	42	—	—	(776)	—	—	(776)
Balance:
December 31, 2012	588	14,518	21,093	844	191,602	—	(60,278)	$132,168
Share-based compensation	—	—	—	—	2,179	—	—	2,179
Net loss	—	—	—	—	—	—	(13,090)	(13,090)
Common shares issued under stock plan:
Exercise of stock options	—	—	3	—	7	—	—	7
Issuance of restricted stock	—	—	378	15	515	—	—	530
Preferred stock dividends and accretion	—	42	—	—	(776)	—	—	(776)
Balance:
December 31, 2013	588	$14,560	21,474	$859	$193,527	$—	$(73,368)	$121,018
The accompanying notes are an integral part of these consolidated financial statements.

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income (loss)	$(13,090)	$1,586	$(12,345)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	51,977	48,136	38,971
Amortization expense	2,861	2,861	2,861
Amortization of Second Priority Notes OID	—	—	324
Share-based compensation	2,852	4,430	2,937
Deferred tax benefit	(4,977)	(867)	(2,194)
Loss on disposal of assets, net	443	1,000	1,902
Gain on disposal of discontinued operations, net	—	(2,964)	—
Loss on early extinguishment of debt	—	—	10,403
Bad debt expense	1,353	807	1,202
Amortization of deferred financing cost	1,518	1,471	1,608
Changes in operating assets and liabilities:
Accounts receivable	8,857	41,655	(51,739)
Accounts receivable - related parties	(125)	1,552	(1,395)
Prepaid expenses and other current assets	(3,229)	(3,180)	(1,219)
Accounts payable - trade	6,278	(19,535)	20,133
Accounts payable - related parties	405	(1,148)	(6,886)
Accrued expenses	1,202	(7,504)	9,244
Accrued interest payable	13	134	(7,808)
Net cash provided by operating activities	56,338	68,434	5,999
Cash flows from investing activities:
Purchases of property and equipment	(42,541)	(111,769)	(58,206)
Proceeds from sale of property and equipment	1,449	14,461	676
Restricted cash	59	14,711	(7,107)
Deposit on assets held for sale	—	—	13,700
Net cash used in investing activities	(41,033)	(82,597)	(50,937)
Cash flows from financing activities:
Payments for debt issuance costs	(338)	(107)	(10,159)
Proceeds from the exercise of stock options	7	65	—
Proceeds from the issuance of restricted stock	—	5	—
Borrowings on debt	—	—	280,000
Purchase and retirement of First Priority Notes	—	—	(20,000)
Purchase and retirement of Second Priority Notes	—	—	(192,500)
Repayments of other debt	(5,306)	(4,478)	(4,346)
Dividends paid on Series B Senior Convertible Preferred Stock	(735)	(735)	(919)
Payments of tax withholding obligations related to restricted stock	(143)	—	—
Net cash provided by (used) in financing activities	(6,515)	(5,250)	52,076
Effect of currency translation on cash and cash equivalents	—	432	(996)
Net increase (decrease) in cash and cash equivalents	8,790	(18,981)	6,142
Cash and cash equivalents:
Beginning of year	17,619	36,600	30,458
End of year	$26,409	$17,619	$36,600
The accompanying notes are an integral part of these consolidated financial statements.

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)
Notes to Consolidated Financial Statements
1. Organization and Nature of Operations
Nature of Business
Forbes Energy Services Ltd. (“FES Ltd”) is an independent oilfield services contractor that provides a wide range of well site services to oil and natural gas drilling and producing companies to help develop and enhance the production of oil and natural gas. These services include fluid hauling, fluid disposal, well maintenance, completion services, workovers and recompletions, plugging and abandonment, and tubing testing. Our operations are concentrated in the major onshore oil and natural gas producing regions of Texas, with additional locations in Mississippi, Pennsylvania and, prior to the disposition of our assets in Mexico in January 2012. We believe that our broad range of services, which extends from initial drilling, through production, to eventual abandonment, is fundamental to establishing and maintaining the flow of oil and natural gas throughout the life cycle of our customers’ wells.
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

Principles of Consolidation
The Company’s consolidated financial statements as of December 31, 2013 and 2012 and for each of the three years ended December 31, 2013, 2012, and 2011 include the accounts of FES Ltd and all of its wholly owned, direct and indirect subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
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
Revenue Recognition
Well Servicing –Well servicing consists primarily of maintenance services, workover services, completion services, plugging and abandonment services, and tubing testing. The Forbes Group prices well servicing by the hour of service performed, or on occasion, bid/turnkey pricing.

Fluid Logistics – Fluid logistics consists primarily of the sale, transportation, storage, and disposal of fluids used in drilling, production, and maintenance of oil and natural gas wells. The Company prices fluid logistics services by the job, by the hour, or by the quantities sold, disposed, or hauled.
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
Income Taxes
The Company recognized deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using statutory tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rate is recognized in the period that includes the statutory enactment date. A valuation allowance for deferred tax assets is recognized when it is more likely than not that the benefit of deferred tax assets will not be realized. Additionally, the Company records uncertain tax positions at their net recognizable amount, based on the amount that management deems is more likely than not to be sustained upon ultimate settlement with tax authorities in the jurisdictions in which we operate.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all the relevant information.  A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.  Tax positions that previously failed to meet the more-likely-than not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met.  Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met.    The Company’s policy for recording interest and penalties associated with uncertain tax positions is to record such items as a component of tax expense.  The Company has not recognized any material uncertain tax positions for the years ended December 31, 2013, 2012 and 2011.

     Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.
Restricted Cash
Restricted cash is serving as collateral for certain outstanding letters of credit. Restricted cash of $1.4 million at December 31, 2013 and 2012, is classified as a long-term asset as it collateralizes certain long-term insurance notes.
Foreign Currency Translation
The functional currency of our Mexican subsidiaries was the Mexican peso. Accordingly, all balance sheet accounts of this operation were translated into United States dollars using the current exchange rate in effect at the balance sheet date. The expenses of our Mexican subsidiaries were translated using the average exchange rates in effect during the period, and the gains and losses from foreign currency translation were recorded in accumulated other comprehensive income (loss). Our Mexican subsidiaries were substantially liquidated during 2012 and, consequently, the accumulated other comprehensive income (loss) totaling $0.8 million was recognized in the consolidated statement of operations for 2012 in discontinued operations.
Earnings per Share
The Company presents basic and diluted earnings per share “EPS” data for its common stock. Basic EPS is calculated by dividing the net income attributable to common shareholders of the Company by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is determined by adjusting the profit or loss attributable to common shareholders and the weighted average number of shares of common stock outstanding adjusted for the effects of all dilutive potential common shares comprised of options granted, restricted stock, and restricted stock units. Preferred stock is a participating security under ASC 260 which means the security may participate in undistributed earnings with common stock. In accordance with ASC 260, securities are deemed to not be participating in losses if there is no obligation to fund such losses.

The holders of the Series B Preferred Stock would be entitled to share in dividends, on an as-converted basis, if the holders of common stock were to receive dividends in excess of 5% of the then current common stock market price on a cumulative basis over the past twelve months, provided that the holders of the Series B Preferred Stock would only share in that portion of the dividend that exceeds 5%. The Series B Preferred Stock was not deemed to be participating since there were net losses from operations for the years ended December 31, 2013 and 2011. The Series B Preferred Stock was not deemed to be participating since income from operations was not in excess of the amounts above for the year ended December 31, 2012.
Fair Value of Financial Instruments
The following is a summary of the carrying amounts and estimated fair values of our financial instruments as of December 31, 2013 and 2012. Fair value is defined as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.
The carrying amounts of cash and cash equivalents, accounts receivable-trade, accounts receivable-related parties, accounts receivable – other, other current assets, accounts payable – trade, prepaid expenses, accounts payable-related parties, insurance notes, deposits on assets held for sale, and accrued expenses approximate fair value because of the short maturity of these instruments. The fair values of third party notes and equipment notes are level two inputs in the fair value hierarchy, and approximate their carrying values, based on current market rates at which the company could borrow funds with similar maturities.

	December 31, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(dollars in thousands)
9.0% Senior Notes	$280,000	$275,800	$280,000	$249,200
The fair value of our 9% Senior Notes is a level one input within the fair value hierarchy and is based on the dealer quoted market prices at December 31, 2013 and 2012.
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are based on earned revenues. The Forbes Group provides an allowance for doubtful accounts, which is based on a review of outstanding receivables, historical collection information, and existing economic conditions. Provisions for doubtful accounts are recorded when it becomes evident that the customer will not be likely to make the required payments at either contractual due dates or in the future. The accounts are written off against the provision when it becomes evident that the account is not collectable. The allowance for doubtful accounts totaled $4.0 million and $2.7 million as of December 31, 2013 and 2012, respectively.
The following reflects changes in our allowance for doubtful accounts:

Balance as of January 1, 2011	$6,404
Provision	1,202
Bad debt write-off	(1,173)
Balance as of December 31, 2011	6,433
Provision	807
Bad debt write-off	(4,581)
Balance as of December 31, 2012	2,659
Provision	1,353
Bad debt write-off	(60)
Balance as of December 31, 2013	$3,952
Property and Equipment
Property and equipment are recorded at cost. Improvements or betterments that extend the useful life of the assets are capitalized. Expenditures for maintenance and repairs are charged to expense when incurred. The costs of assets retired or otherwise disposed of and the related accumulated depreciation are eliminated from the accounts in the period of disposal. Gains or losses resulting from property disposals are credited or charged to operations currently. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets for book purposes. Depreciation expense from continuing operations was $52.0 million, $48.1 million, and $39.0 million for the years ended December 31, 2013, 2012, and 2011, respectively. For tax purposes, property and equipment are depreciated under appropriate methods prescribed by the Internal Revenue Code of 1986, as amended, and the regulations promulgated thereunder.
Other Intangibles
Other intangible assets are assets (not including financial assets) that lack physical substance. We account for other intangible assets under the provisions of ASC Topic 350 “Intangibles – Goodwill and Other” (“ASC 350”). Other finite-lived intangible assets are subject to amortization for the period of time which the assets are expected to contribute directly or indirectly to future cash flows as described in ASC 350.
Impairments
In accordance with ASC Topic 360 “Property, Plant and Equipment” (“ASC 360”), long-lived assets, such as property, and equipment, and finite-lived intangibles subject to amortization, are reviewed whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of such assets to estimated undiscounted future cash flows expected to be generated by the assets. Expected future cash flows and carrying values are aggregated at their lowest identifiable level. If the carrying amount of such assets exceeds their estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of such assets exceeds the fair value of the assets. The Company evaluated its asset group in accordance with ASC 360 which resulted in no impairment for the years ended December 31, 2013, 2012, and 2011.
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
Deferred Financing Costs
The Company amortizes the deferred financing costs for the costs incurred with our 9% Senior Notes and for the loan agreement governing our revolving credit facility. These costs are amortized over the period of the agreements governing the 9% Senior Notes and the revolving credit facility on an effective interest basis, as a component of interest expense. For the years ended December 31, 2013, 2012, and 2011 amortization of deferred financing costs was $1.5 million, $1.5 million, and $1.6 million, respectively.
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
Recent Accounting Pronouncements
In July 2013, the FASB issued ASU No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exist” (“ASU2013-11”). ASU 2013-11 reduces diversity in practice by providing guidance on the presentation of unrecognized tax benefits and is intended to better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. ASU 2013-11 became effective for the Company on January 1, 2014 and the Company does not believe it will have a material impact on the Company's consolidated financial statements.

4. Other Intangible Assets
Other intangible assets are subject to amortization for the period of time which the assets are expected to contribute directly or indirectly to future cash flows under the guidance of ASC 350.
Our major classes of intangible assets subject to amortization under ASC 350 consist of our customer relationships, trade name, safety training program, and dispatch software. The Company expenses costs associated with extensions or renewals of intangibles assets. There were no such extensions or renewals in the years ended December 31, 2013, 2012 or 2011. Amortization expense is calculated using the straight-line method over the period indicated. Amortization expense for each of the years ended December 31, 2013, 2012, and 2011 was $2.9 million. Estimated amortization expense for the years 2014-2017 is $2.9 million per year and in 2018 the estimated amortization expense is $2.7 million. The weighted average amortization period remaining for intangible assets is 8.8 years.

The following sets forth the identified intangible assets by major asset class:

		December 31, 2013			December 31, 2012
	Useful Life (years)	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Customer relationships	15	$31,896	$12,758	$19,138	$31,896	$10,632	$21,264
Trade names	15	8,050	3,220	4,830	8,050	2,683	5,367
Safety training program	15	1,182	473	709	1,182	394	788
Dispatch software	10	1,135	681	454	1,135	568	567
Other	10	58	35	23	58	29	29
		$42,321	$17,167	$25,154	$42,321	$14,306	$28,015
5. Share-Based Compensation
Incentive Compensation Plans
From time to time, the Company grants stock options, restricted stock units, or other awards to its employees, including executive officers, and directors. Prior to July 9, 2012, these awards were granted pursuant to the Company's 2008 Incentive Compensation Plan, or the 2008 Plan. On July 9, 2012, at the Company's 2012 Annual Meeting of Shareholders, the Company's shareholders approved the Company's 2012 Incentive Compensation Plan, or the 2012 Plan. No further awards will be made under the 2008 Plan, however, outstanding awards granted under the 2008 Plan will remain subject to the terms and conditions of the 2008 Plan. Any shares of common stock that are available to be granted under the 2008 Plan, but which are not subject to outstanding awards under the 2008 Plan, including shares that become available due to the future lapse or forfeiture of outstanding awards, will be added to the 1,022,500 shares of common stock authorized for issuance under the 2012 Plan. After taking into account the restricted stock and restricted stock units granted during 2013 (as discussed in the Restricted Stock and Restricted Stock Units paragraph below), there were 1,346,546 shares available for future grants under the 2012 Incentive Compensation Plan. There have been no stock option awards issued under the 2012 Plan.

Stock Options
Stock options issued in 2008 originally vested over a three-year period. On August 11, 2011, the Company exchanged 667,500 of these 2008 options in a 0.72 to 1 exchange for 480,600 options (the “Exchange Options”). These Exchange Options vested one-third every four months from the exchange date and the Company recognized $0.1 million of compensation expense for this exchange over such 12 month period. For the 2011 stock option issuances other than the Exchange Options, the standard option vested over a three year period, with one-third vesting on the annual anniversary of the award date and one third vesting every year thereafter, until fully vested. For most grantees, options expire at the earlier of either one year after the termination of grantee’s employment by reason of death, disability or retirement, ninety days after termination of the grantee’s employment other than upon grantee’s death, disability or retirement, or ten years after the date of grant.

The following table presents a summary of the Company’s stock option activity for the years ended December 31, 2013 and 2012:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at December 31, 2011	2,285,425	$7.49	8.79 years	$2,297,344
Stock options:
Granted	—	—
Exercised	(25,000)	2.60
Forfeited	(262,500)	8.87
Options outstanding at December 31, 2012	1,997,925	7.51	7.73 years	—
Stock options:
Granted	—	—
Exercised	(2,500)	2.60
Forfeited	(595,000)	8.76
Options outstanding at December 31, 2013	1,400,425	$6.99	6.47 years	$316,994
Vested and expected to vest at December 31, 2013	1,214,275	$6.65	6.30 years	$316,994
Exercisable at December 31, 2011	419,888	$4.44	8.12 years	$1,148,672
Exercisable at December 31, 2012	1,287,725	$6.60	7.24 years	$—
Exercisable at December 31, 2013	1,214,275	$6.65	6.30 years	$316,994

During the years ended December 31, 2013, 2012 and 2011, the Company recorded total stock-based compensation expense related to stock options of $0.7 million, $3.0 million, and $2.9 million, respectively. No stock-based compensation costs were capitalized in 2013, 2012 or 2011. As of December 31, 2013, total unrecognized stock-based compensation cost for stock options amounted to $1.2 million, (net of estimated forfeitures) and is expected to be recorded over a weighted-average period of 0.66 years.
There were no stock options granted during the year ended December 31, 2013 and 2012. At December 31, 2013, outstanding options had a weighted average remaining contractual term of 6.47 years. The amount of unrecognized stock-based compensation will be affected by any future stock option grants and any termination of employment by any employee that has received stock option grants that are unvested as of their termination date. Under the true-up provisions of ASC 718, the Company will record additional expense if the actual forfeiture rate is lower than estimated, and will record a recovery of prior expense if the actual forfeiture is higher than estimated.

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

There were no stock options granted in 2013 or 2012. The following table summarizes the assumptions used to value options granted during the year ended:

2011
Expected term	4 years - 6.5 years
Risk-free interest rate	0.68% - 1.45%
Volatility	97%
Dividend yield	0%
Grant date fair value per share	$6.28 - $8.00
The expected term of employee stock options represents the weighted-average period that the stock options are expected to remain outstanding. The risk-free interest rate is based on the U.S. Treasury constant maturity interest rate with a term consistent with the expected life of the options. For the 2011 options, the Company’s historical common stock value was used to calculate the expected volatility. The dividend yield assumption is based on the Company’s expectation of no dividend payouts.
Restricted Stock
There was no restricted stock granted during 2013. The table below presents restricted stock activity for the years ended December 31, 2013 and 2012.

	Number of Units	Grant Date Average Fair Value Per Unit
Outstanding at December 31, 2011	—	$—
Granted	208,332	5.92
Vested	(125,000)	5.76
Forfeited	(41,666)	6.15
Nonvested at December 31, 2012	41,666	$6.15
Granted	—	—
Vested	(41,666)	6.15
Forfeited	—	—
Nonvested at December 31, 2013	—	$—
There was less than $0.1 million and $1.0 million in stock based compensation expense recognized for these restricted stock grants for the years ended December 31, 2013 and 2012, respectively.

Restricted Stock Units
The following table presents a summary of restricted stock unit activity for the years ended December 31, 2013 and 2012:

	Number of Units	Grant Date Average Fair Value Per Unit
Outstanding at December 31, 2011	—	$—
Granted	148,945	3.51
Vested	(24,192)	3.78
Forfeited	—	—
Nonvested at December 31, 2012	124,753	$3.45
Granted	930,284	3.44
Vested	(374,848)	3.38
Forfeited	(5,400)	2.65
Nonvested at December 31, 2013	674,789	$3.49
In the twelve months ended December 31, 2013, participants utilized a net withholding exercise method, in which restricted stock units were surrendered to cover payroll withholding tax. The cumulative net shares issued to the participants who chose the net withholding exercise was 116,549 shares compared to 155,400 granted shares of restricted stock units and shown in the shares vested for the year of 374,848. The total pretax cash outflow, as included in withholding tax payments in our condensed consolidated statements of cash flows, for this net withholding exercise was $0.1 million.
Stock compensation expense of $2.1 million and $0.1 million was recognized for the restricted stock units granted for the years ended 2013 and 2012, respectively. The remaining compensation expense to be recognized over a weighted-average period of 2.0 year is $1.6 million.
6. Property and Equipment
Property and equipment at December 31, 2013 and 2012, consisted of the following:

	Estimated Life in Years	December 31,
		2013	2012
		(in thousands)
Well servicing equipment	3-15 years	$411,237	$390,443
Autos and trucks	5-10 years	103,443	102,874
Disposal wells	5-15 years	43,754	32,437
Building and improvements	5-30 years	13,544	11,188
Furniture and fixtures	3-15 years	5,395	3,870
Land		1,876	1,227
		579,249	542,039
Accumulated depreciation		(237,380)	(193,597)
		$341,869	$348,442

The Company is obligated under various capital leases for certain vehicles and equipment that expire at various dates during the next five years. The gross amount of property and equipment and related accumulated depreciation recorded under capital leases and included above consists of the following:

	December 31,
	2013	2012
	(in thousands)
Well servicing equipment	$9,281	$11,079
Autos and trucks	5,839	6,350
	15,120	17,429
Accumulated depreciation	(6,163)	(3,017)
	$8,957	$14,412

Depreciation of assets held under capital leases of approximately $3.1 million , $2.6 million, and $0.4 million for the years ended December 31, 2013, 2012, and 2011, respectively is included in depreciation and amortization expense in the consolidated statements of operations.

7. Accounts Payable and Accrued Expenses
Accrued expenses and accounts payable – trade at December 31, 2013 and 2012, consisted of the following:

	December 31,
	2013	2012
	(in thousands)
Accrued wages	$6,968	$5,011
Accrued payroll taxes	660	694
Accrued insurance	4,601	4,580
Accrued sales tax - US	191	147
Accrued franchise tax	83	815
Accrued federal income tax payable	301	351
Other accrued expenses	1,923	1,941
Total accrued expenses	$14,727	$13,539
Accounts payable - vendor financings	$4,082	$1,390
Accounts payable - other	22,934	16,583
Total accounts payable - trade	$27,016	$17,973

8. Long-Term Debt
Debt at December 31, 2013 and 2012, consisted of the following :

	December 31,
	2013	2012
	(in thousands)
9% Senior Notes	$280,000	$280,000
Third party equipment notes and capital leases	15,109	18,425
Insurance notes	4,531	7,922
Revolving credit facility	—	—
	299,640	306,347
Less: Current portion	(9,374)	(13,026)
	$290,266	$293,321

Aggregate maturities of long-term debt as of December 31, 2013 are as follows (in thousands):

2014	$9,374
2015	4,904
2016	3,210
2017	2,057
2018	81
Thereafter	280,014
Total	$299,640
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
The 9% Senior Notes are guaranteed by the current domestic subsidiaries (the “Guarantor Subs”) of FES Ltd, which include Forbes Energy Services LLC (“FES LLC”), C.C. Forbes, LLC (“CCF”), TX Energy Services, LLC (“TES”), Superior Tubing Testers, LLC (“STT”) and Forbes Energy International, LLC (“FEI LLC”). All of the Guarantor Subs are 100% owned and each guarantees the securities on a full and unconditional and joint and several basis, subject to customary release provisions. Prior to January 12, 2012, FES Ltd had two 100% owned indirect Mexican subsidiaries or the Non-Guarantor Subs that had not guaranteed the 9% Senior Notes. In January 2012, one of those two Mexican subsidiaries was sold along with the business and substantially all of our long-lived assets located in Mexico. Prior to January 12, 2012, FES Ltd had a branch office in Mexico and conducted operations independent of the Non-Guarantor Subs. The Guarantor Subs represent the substantial majority of the Company’s operations. On or after June 15, 2015, the Forbes Group may, at its option, redeem all or part of the 9% Senior Notes from time to time at specified redemption prices and subject to certain conditions required by the indenture governing the 9% Senior Notes (the “9% Senior Indenture”). The Forbes Group is required to make an offer to purchase the notes and to repurchase any notes for which the offer is accepted at 101% of their principal amount, plus accrued and unpaid interest, if there is a change of control. The Forbes Group is required to make an offer to repurchase the notes and to repurchase any notes for which the offer is accepted at 100% of their principal amount, plus accrued and unpaid interest, following certain asset sales.
The Forbes Group is permitted under the terms of the 9% Senior Indenture to incur additional indebtedness in the future, provided that certain financial conditions set forth in the 9% Senior Indenture are satisfied. The Forbes Group is subject to certain covenants contained in the 9% Senior Indenture, including provisions that limit or restrict the Forbes Group’s and certain future subsidiaries’ abilities to incur additional debt, to create, incur or permit to exist certain liens on assets, to make certain dispositions of assets, to make payments on certain subordinated indebtedness, to pay dividends or certain other payments to equity holders, to engage in mergers, consolidations or other fundamental changes, to change the nature of its business or to engage in transactions with affiliates. Due to cross-default provisions in the indenture governing our 9% Senior Notes and the loan agreement governing our revolving credit facility, with certain exceptions, a default and acceleration of outstanding debt under one debt agreement would result in the default and possible acceleration of outstanding debt under the other debt agreement. Accordingly, an event of default could result in all or a portion of our outstanding debt under our debt agreements becoming immediately due and payable. If this occurred, we might not be able to obtain waivers or secure alternative financing to satisfy all of our obligations simultaneously, which would adversely affect our business and operations.

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

The Company is in compliance with the covenants under the indenture governing the 9% Senior Notes at December 31, 2013.
Second Priority Notes
On February 12, 2008, FES LLC and Forbes Energy Capital Inc. (“FES CAP”), a subsidiary of FES LLC that was dissolved in November 2011, issued $205.0 million in principal amount of 11.0% senior secured notes due 2015 (together with notes issued in exchange therefore, the “Second Priority Notes”). Pursuant to the requirements of the indenture governing the Second Priority Notes (the “Second Priority Indenture”), during 2009 and 2010, we had repurchased a total of $10.0 million in aggregate principal amount of Second Priority Notes. In May 2011, we commenced a cash tender offer to purchase any and all of the Second Priority Notes then outstanding. In connection with this tender offer, we successfully solicited consents to proposed amendments that would eliminate most of the restrictive covenants and event of default provisions contained in the Second Priority Indenture. In June 2011, pursuant to this tender offer, we purchased 99.8% of the outstanding principal amount of the Second Priority Notes. As a result of the completion of the tender offer, the fourth supplemental indenture to the Second Priority Indenture, which contained the amendments proposed in the consent solicitation, became effective eliminating most of the restrictive covenants and event of default provisions of the Second Priority Indenture. On June 27, 2011, the Company redeemed the remaining outstanding Second Priority Notes, which was closed on July 27, 2011. Second Priority Notes redeemed or purchased in 2011 totaled $192.5 million. As a result, the Second Priority Indenture was discharged and all liens relating thereto were released. The tender purchase price premium and consent fee paid was $24.4 million or 12.8% or 9.8%, depending on date tendered. Unamortized deferred financing charges and discounts written off in connection with the redemption were $9.5 million. Total loss on early extinguishment of debt related to Second Priority Notes was $33.9 million.

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

Revolving Credit Facility
On September 9, 2011, FES Ltd. and its current domestic subsidiaries entered into a loan and security agreement with Regions Bank, SunTrust Bank, CIT Bank and Capital One Leverage Finance Corp., as lenders, and Regions Bank, as agent for the secured parties, or the Agent. This loan and security agreement was amended in December 2011, July 2012 and July 2013. On the July 2013 amendment, the CIT Bank opted out of the lending group, with Regions Bank increasing its participation by taking CIT Bank's position. The loan and security agreement initially provided for an asset based revolving credit facility with a maximum initial borrowing credit of $75.0 million, subject to borrowing base availability and other limitations. The third amendment increased the maximum borrowing credit to $90.0 million, subject to borrowing base availability, any reserves established by the facility agent in its discretion, compliance with a fixed charge coverage ratio covenant if availability under the facility falls below certain thresholds and, for borrowings above $75.0 million, compliance with the debt incurrence covenant in the indenture governing the 9% Senior Notes this indenture covenant prohibits the incurrence of debt except for certain limited exceptions, including indebtedness incurred under the permitted credit facility debt basket to the greater of $75.0 million or 18% of our Consolidated Tangible Assets (as defined in the 9% Senior Indenture) reported for the last fiscal quarter for which financial statements are available. As of December 31, 2013, 18% of our Consolidated Tangible Assets (as defined in the 9% Senior Indenture) was approximately $84.3 million. If our availability under the credit facility dropped below 15% of our total borrowing credit (as described above), we are required to maintain a trailing four-quarter fixed charge coverage ratio of at least 1.1 to 1. We would currently be in compliance with this covenant if it were applicable.
As of December 31, 2013, there were no amounts drawn and outstanding letters of credit in the amount of $5.9 million posted under the facility. Taking into account the limitations discussed above, we have at least $78.4 million of availability under our credit facility. As amended, the loan and security agreement has a stated maturity of July 26, 2018. The proceeds of this credit facility can be used for the purchase of well services equipment, permitted acquisitions, general operations, working capital and other general corporate purposes.
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
Prior to the third amendment, at our option, borrowings under this credit facility would have borne interest at a rate equal to either (i) the LIBOR rate plus an applicable margin of between 2.25% to 2.75% based on borrowing availability or (ii) a base rate plus an applicable margin of between 1.25% to 1.75% based on borrowing availability, where the base rate was equal to the greater of the prime rate established by Regions Bank, the overnight federal funds rate plus 0.50% or the LIBOR rate for a one month period plus 1.00%. The third amendment decreased the revolving interest rate whereby borrowings under the Loan Agreement will bear interest at a rate equal to either (a) the LIBOR rate plus an applicable margin of between 2.00% to 2.50% based on borrowing availability or (b) a base rate plus an applicable margin of between 1.00% to 1.50% based on borrowing availability, where the base rate is equal to the greater of the prime rate established by Regions Bank, the overnight federal funds rate plus 0.5% or the LIBOR rate for a one month period plus 1%.
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
The loan and security agreement contains customary covenants for an asset-based credit facility, which include (i) restrictions on certain mergers, consolidations and sales of assets; (ii) restrictions on the creation or existence of liens; (iii) restrictions on making certain investments; (iv) restrictions on the incurrence or existence of indebtedness; (v) restrictions on transactions with affiliates; (vi) requirements to deliver financial statements, report and notices to the Agent and (vii) a springing requirement to maintain a consolidated Fixed Charge Coverage Ratio (which is defined in the loan and security agreement) of 1.1:1.0 in the event that our excess availability under the credit facility falls below the greater of $11.3 million or 15.0% of our maximum credit under the facility for sixty consecutive days; provided that, the restrictions described in (i)-(v) above are subject to certain exceptions and permissions limited in scope and dollar value. The loan and security agreement also contains customary representations and warranties and event of default provisions. As of December 31, 2013 we are in compliance with all applicable covenants in the loan and security agreement.
Third Party Equipment Notes and Capital Leases
During the past few years, the Forbes Group financed the purchase of certain vehicles and equipment through commercial loans with Paccar Financial Group, Mack Financial Services, Enterprise Fleet Management, and Regions Equipment Finance and capital leases, with aggregate principal amounts outstanding as of December 31, 2013 and 2012 of approximately $15.1 million and $18.4 million, respectively. These loans are repayable in a range of 42 to 60 monthly installments with the maturity dates ranging from May 2013 to January 2018. Interest accrues at rates ranging from 4.7% to 8.42% and is payable monthly. The loans are collateralized by equipment purchased with the proceeds of such loans. The Forbes Group paid total principal payments of approximately $5.3 million, $4.5 million, and $4.3 million for the years ended December 31, 2013, 2012, and 2011, respectively.
Insurance Notes
During 2013 and 2012, the Forbes Group entered into promissory notes with First Insurance Funding for the payment of insurance premiums in an aggregate principal amount outstanding as of December 31, 2013 and December 31, 2012 of approximately $4.5 million and $7.9 million, respectively during the period of the insurance coverage. These notes are or were payable in twelve monthly installments with maturity dates of October 15, 2014 and October 15, 2013, respectively. Interest accrues or accrued at a rate of approximately 2.9% and 3.3% for 2013 and 2012, respectively, and is payable monthly. The amount outstanding could be substantially offset by the cancellation of the related insurance coverage.
Deferred Financing Costs

The Company incurred deferred financing costs associated with our 9% Senior Notes and the loan agreement governing our revolving credit facility. Costs incurred were $0.3 million, $0.1 million, and $10.2 million for the years ended December 31, 2013, 2012, and 2011, respectively.
9. Related Party Transactions
The Forbes Group enters into transactions with related parties in the normal course of conducting business. The following tables represent related party transactions.

	As of December 31,
	2013	2012
	(in thousands)
Related parties cash and cash equivalents balances:
Balance at Texas Champion Bank (1)	$698	$983
Balance at Brush Country Bank (2)	469	209

Related parties receivable:

Alice Environmental Services, LP/Alice Environmental Holding LLC (3)		$1	$—
Dorsal Services, Inc. (4)		61	60
Wolverine Construction, Inc. (5)		123	—
		$185	$60

Related parties payable:
Alice Environmental Services, LP/Alice Environmental Holding LLC (3)		$218	$10
Dorsal Services, Inc. (4)		256	—
Tasco Tool Services, Inc. (6)		16	—
Resonant Technology Partners (7)		—	19
Wolverine Construction, Inc. (5)		—	39
JITSU Services, LLC (8)		30	—
Texas Quality Gate Guard Services, LLC (9)		29	—
Texas Water Disposal, LLC (18)		10	86
		$559	$154
	Years ended December, 31
	2013	2012	2011
	(in thousands)
Related parties capital expenditures:
Alice Environmental Services, LP/Alice Environmental Holding LLC (3)	$—	$15,567	$—
Dorsal Services, Inc. (4)	—	—	9
Tasco Tool Services, Inc. (6)	64	196	104
Resonant Technology Partners (7)	63	289	28
Energy Fishing And Rentals, Inc. (10)	—	—	3
LA Contractors LTD (11)	—	—	71
	$127	$16,052	$215
Related parties revenue activity:
Alice Environmental Services, LP/Alice Environmental Holding LLC (3)	$—	$—	$—
CJ Petroleum Service LLC (12)	—	18	—
Dorsal Services, Inc. (4)	18	—	29
Tasco Tool Services, Inc. (6)	3	1	3
C.W. Hahl Lease(13)	—	—	109
Wolverine Construction, Inc. (5)	152	41	1,100
Texas Quality Gate Guard Services, LLC (9)	—	4	7
Energy Fishing And Rentals, Inc. (10)	—	6	—
Testco Well Services, LLC (14)	69	18	9
Texas Water Disposal, LLC (18)	15	22	6
	$257	$110	$1,263

Related parties expense activity:
Alice Environmental Services, LP/Alice Environmental Holding LLC (3)	$1,810	$3,832	$6,900
CJ Petroleum Service LLC (12)	—	294	416
Dorsal Services, Inc. (4)	498	139	395
Tasco Tool Services, Inc. (6)	128	179	165
FCJ Management, LLC (15)	36	36	36
C&F Partners, LLC (16)	—	199	416
Resonant Technology Partners (7)	384	444	344
Wolverine Construction, Inc. (5)	—	37	10,300

JITSU Services, LLC (8)	396	405	405
Texas Quality Gate Guard Services, LLC (9)	363	362	310
Animas Holdings, LLC (17)	670	26	338
Energy Fishing And Rentals, Inc. (10)	—	343	310
LA Contractors LTD (11)	—	—	2
Testco Well Services, LLC (14)	32	5	4
Texas Water Disposal, LLC (18)	498	1,159	—
	$4,815	$7,460	$20,341
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
(3)Messrs. John E. Crisp and Charles C. Forbes, Jr., executive officers and directors of FES Ltd., are owners of Alice Environmental Services, LP, or AES. The Company leases or rents land and buildings, disposal wells, aircraft, and other equipment from AES.
(4)Dorsal Services, Inc. provides trucking services to the Company. Mr. Crisp, an executive officer and director is a partial owner of Dorsal Services, Inc.
(5)Wolverine Construction, Inc. is an entity that is owned by two sons of Mr. Crisp, an executive officer and director of FES Ltd. Wolverine provided construction and site preparation services to certain customers of the Company.
(6)Tasco Tool Services, Inc. is a down-hole tool company that is partially owned and managed by a company that is owned by Mr. Forbes, both an executive officer and director of FES Ltd., along with Robert Jenkins a manager of one of the subsidiaries of FES Ltd. Tasco rents and sells tools to the Company from time to time.
(7)Resonant Technology Partners is a computer networking group that provides services to the Company. Travis Burris, a director of the Company had a noncontrolling interest in the computer networking company, which was sold in July 2012.
(8)JITSU Services, LLC or JITSU, is a financial leasing company owned by Janet Forbes, a director of the Company and Mr. Crisp. The Company currently leases ten vacuum trucks from JITSU.
(9)Texas Quality Gate Guard Services, LLC, or Texas Quality Gate Guard Services, is an entity owned by Messrs. Crisp and Forbes and a son of Mr. Crisp, an executive officer and director of FES Ltd. Texas Quality Gate Guard Services has provided security services to the Company.
(10)Energy Fishing and Rentals, Inc., or EFR, a specialty oilfield tool company that is partially owned by Messrs. Crisp and Forbes. EFR rents and sells tools to the company from time to time. Messrs. Crisp and Forbes sold their interest in EFR in November of 2011. Because they are no longer a related party no amounts have been disclosed for fiscal year 2013 or 2012.
(11)LA Contractors Ltd. is a bulk material hauling company partially owned by the sons of Mr. Crisp. The interest was sold January 2011 and the Company stopped using the services of LA Contractors by April 2012.
(12)CJ Petroleum Service LLC or CJ Petroleum, is a company that owns salt water disposal wells and is owned by Messrs. Crisp and Forbes, two sons of Mr. Crisp and Janet Forbes, a director of FES Ltd. The Company paid CJ Petroleum to purchase it's rights to certain disposal wells which are no longer being rented from CJ Petroleum. Nevertheless, the Company must still pay the underlying landowners for access to these wells.
(13)C.W. Hahl Lease, an oil and gas lease, is owned by Mr. Forbes. Mr. Forbes no longer owns this lease.
(14)Testco Well Services, LLC is a company that provides valve and gathering system testing services to the Company. Messrs. Crisp and Forbes, executive officers and directors of FES Ltd, along with a son of Mr. Crisp are partial owners of Testco. In August 2013, Testco Well Services, LLC was sold to an unrelated third party and as such is no longer a related party. The amounts for 2013 reflect only the period prior to the sale.
(15)FCJ Management, LLC or FCJ, is an entity that leases land and facilities to the Company and is owned by Messrs. Crisp, and Forbes and Robert Jenkins, a manager of one of the subsidiaries of FES Ltd.
(16)C&F Partners, LLC is an entity that is owned by Messrs. Crisp and Forbes. The Company had expenses with regard to C&F Partners, LLC related to aircraft rental.
(17)Animas Holdings, LLC or Animas, is a property and disposal company that is owned by the two sons of Mr. Crisp and three children of Mr. Forbes and Ms. Forbes. The Company pays Animas for waste water disposal and lease facilities.
(18) Texas Water Disposal, LLC. is partially owned by a brother of Mr. Crisp, an executive officer and director of FES Ltd. Texas Water Disposal, LLC is a company that owns a salt water disposal well that is used by the Company.

10. Commitments and Contingencies
Concentrations of Credit Risk
Financial instruments which subject the Company to credit risk consist primarily of cash balances maintained in excess of federal depository insurance limits and trade receivables. All of our non-interest bearing cash balances were fully insured at December 31, 2012 due to a temporary federal program in effect from December 31, 2010 through December 31, 2012. Under the program, there is no limit to the amount of insurance for eligible accounts. In 2013, insurance coverage reverted to $250,000 per depositor at each financial institution, and our non-interest bearing cash balances exceeded federally insured limits. The Company restricts investment of temporary cash investments to financial institutions with high credit standings. The

Company’s customer base consists primarily of multi-national and independent oil and natural gas producers. The Company does not require collateral on its trade receivables. For the year ended December 31, 2013 the Company’s largest customer, five largest customers, and ten largest customers constituted 10.5%, 34.6%, and 49.7% of total revenues, respectively. For the year ended December 31, 2012 the Company’s largest customer, five largest customers, and ten largest customers constituted 9.3%, 36.7%, and 57.5% of total revenues, respectively. For the year ended December 31, 2011 the Company’s largest customer, five largest, and ten largest customers constituted 15.5%, 42.3%, and 59.1% of total revenues, respectively. The loss of any one of our top five customers would have a materially adverse effect on the revenues and profits of the company. Further, our trade accounts receivable are from companies within the oil and natural gas industry and as such the Company is exposed to normal industry credit risks. As of December 31, 2013, the Company's largest customer, five largest customers, and ten largest customers constituted 8.6%, 21.0%, and 30.5% of accounts receivable, respectively. As of December 31, 2012, the Company's largest customer, five largest customers, and ten largest customers consisted of 12.6%, 38.4%, and 55.3% of accounts receivable, respectively. The Company continually evaluates its reserves for potential credit losses and establishes reserves for such losses.
Major Customers
Major customers are defined as 10.0% or more of total revenue during a year. The Company had one customer that represented over 10.5% of total revenues for the year ended December 31, 2013. The Company did not have any customer that represented 10.0% of total consolidated revenues for the year ended December 31, 2012. The Company had one customer that represented 15.5% of total consolidated revenues for the year ended December 31, 2011.
Employee Benefit Plan
In 2005, the Company has a 401(k) retirement plan for substantially all of its employees based on certain eligibility requirements. The Company may provide profit sharing contributions to the plan at the discretion of management. No such discretionary contributions have been made since inception of the plan.
Self-Insurance
The Company is self-insured under its Employee Group Medical Plan for the first $250,000 per individual and as of October 15, 2013, the Company purchased our Auto Liability and General Liability insurances and is now self-insured for the first $0.5 million and $1.0 million, respectively. Incurred and unprocessed claims under all policies as of December 31, 2013 and 2012 amount to approximately $1.2 million and $4.6 million, respectively. These claims are unprocessed; therefore their values are estimated and included in accrued expenses in the accompanying consolidated balance sheets. In addition, to accruals for the self-insured portion of the Employee Group Medical Benefits Plan, the liability for incurred and unprocessed claims also includes estimated “run off” liabilities payable at future dates related to the worker’s compensation, general liability and automobile liability self-insurance program that was eliminated in October 2009.
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

Leases
Future minimum lease payments under non-cancellable operating leases as of December 31, 2013 are as follows (in thousands):

	Related Party	Other	Total
2014	$1,922	$12,388	$14,309
2015	1,552	10,299	11,851
2016	1,536	5,003	6,539
2017	1,144	694	1,838
2018	416	6	422
Thereafter	—	—	—
Total	$6,570	$28,390	$34,959

Rent expense for the years ended December 31, 2013, 2012 and 2011 totaled approximately $20.8 million, $23.3 million and $22.5 million, respectively.

11. Supplemental Cash Flow Information

	Years Ended December 31,
	2013	2012	2011
	(in thousands)
Cash paid for
Interest	$26,635	$26,458	$22,784
Income tax	(281)	3,731	249
Supplemental schedule of non-cash investing and financing activities
Financing of insurance notes	$6,198	$11,237	$8,803
Changes in accounts payable related to capital expenditures	2,766	(13,693)	11,083
Capital leases on equipment	1,990	13,872	8,460
Preferred stock dividends and accretion costs	(42)	(42)	(187)
Change in deposit on assets held for sale	—	(13,700)	—

12. Income Taxes
The geographical sources of income (loss) from continuing operations before income taxes for each of the three years ended December 31 were as follows:

	2013	2012	2011
	(in thousands)
Domestic	$(17,412)	$5,578	$(23,246)
Foreign	—	—	—

Income tax expense (benefit) included in the consolidated statements of operations for the years ended December 31 was as follows (in thousands):

	2013	2012	2011
	(in thousands)
Continuing operations:
Current:
Federal	$(48)	$351	$—
State	252	815	687
Foreign	—	—	196
Total current income tax expense from continuing operations	$204	$1,166	$883
Deferred:
Federal	$(4,865)	$2,103	$(8,121)
State	46	90	12
Foreign	—	—	2,549
Total deferred income tax expense (benefit) from continuing operations	$(4,819)	$2,193	$(5,560)
Total income tax expense (benefit) from continuing operations	$(4,615)	$3,359	$(4,677)
Discontinued operations:
Current:
Federal	$—	$—	$—
State		—	—
Foreign	(88)	2,701	2,933
Total current income tax expense from discontinued operations	$(88)	$2,701	$2,933
Deferred:
Federal	$—	$(580)	$3,348
State	—	—	—
Foreign	(158)	(2,480)	18
Total deferred income tax expense (benefit) from discontinued operations	$(158)	$(3,060)	$3,366
Total income tax expense (benefit) from discontinued operations	$(246)	$(359)	$6,299
Total income tax expense (benefit)	$(4,861)	$3,000	$1,622

The provision for income taxes attributable to loss from continuing operations differed from the amount obtained by applying the federal statutory income tax rate to loss from continuing operations before taxes, as follows:

	2013	2012	2011
	(in thousands)
Income tax expense (benefit) at statutory rate of 35%	$(6,094)	$1,952	$(8,136)
Nondeductible expenses	513	586	492
State taxes, net of federal benefit	354	619	459
Foreign income taxes, net of federal benefit	—	—	1,580
Change in deferred tax valuation allowance	—	—	899
Revision related to tax basis of property and equipment	553	—	—
Foreign rate difference	—	—	(33)
Other	59	202	62
	$(4,615)	$3,359	$(4,677)
Our income tax expense (benefit) attributable to income (loss) from discontinued operations was ($0.2) million (45.6% effective rate) on pre-tax loss of $0.5 million for the year ended December 31, 2013, $(0.4) million (36.2% effective rate) on pre-tax loss of $1.0 million for the year ended December 31, 2012 and $6.3 million (50.3% effective rate) on pre-tax income of $12.5 million for the year ended December 31, 2011.
The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31 were as follows:

	2013	2012
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$17,814	$26,436
Foreign tax credits	796	796
Alternative minimum tax credit	975	1,021
Stock - based compensation	5,505	4,853
Bad debts	1,392	931
Other	1,572	131
Total gross deferred tax assets	28,054	34,168
Less: valuation allowance	(796)	(796)
Total deferred tax assets, net	$27,258	$33,372
Deferred tax liabilities:
Tax over book depreciation	$(40,030)	$(50,171)
Intangible assets	(8,838)	(9,788)
Other	—	—
Total gross deferred tax liabilities	(48,868)	(59,959)
Net deferred tax liability	$(21,610)	$(26,587)
We had a U.S. net operating loss carryforward at December 31, 2013 of approximately $50.7 million which is subject to expiration in various amounts from 2028 to 2031. We have no net operating loss carryforwards in Mexico at December 31, 2013. Realization of deferred tax assets associated with net operating loss carryforwards is dependent upon generating sufficient taxable income in the appropriate jurisdiction prior to their expiration. Management believes it is more likely than not that the U.S. deferred tax asset associated with the net operating loss carryforward will be realized through future taxable income or reversal of taxable temporary differences. The amount of net operating loss that was used in 2013 was $8.7 million for a current tax cash savings of $3.0 million.
As of December 31, 2013, Management has elected to claim a deduction for foreign income taxes rather than a foreign tax credit due to the existence of an overall foreign loss position and the lack of future foreign source income, as a result of a subsequent sale of the Mexican operations. A valuation allowance in the amount of $0.8 million has been established as of December 31, 2013 against the foreign tax credit generated in previous years.
Deferred taxes have not been recognized on undistributed earnings of foreign subsidiaries since these amounts were not material at December 31, 2013 and 2012.
The Company files U.S. federal, U.S. state, and foreign tax returns, and is generally no longer subject to tax examinations for fiscal years prior to 2009.
13. Earnings (loss) per Share
Basic net earnings (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average shares of common stock outstanding during the period. Diluted earnings (loss) per share takes into account the potential dilution that could occur if securities or other contracts to issue common shares, such as options, unvested restricted stock and restricted stock units, and convertible preferred stock, were exercised and converted into common stock. Potential common stock equivalents that have been issued by the Company relate to outstanding stock options, unvested restricted stock and restricted stock units, which are determined using the treasury stock method, and to the shares of Series B Senior Convertible Preferred Stock (the "Series B Preferred Stock"), which are determined using the “if converted” method. In applying the if-converted method, conversion is not assumed for purposes of computing diluted EPS if the effect would be antidilutive. As of December 31, 2013 and 2012, there were 1,400,425 and 1,997,925 options to purchase common stock outstanding, and 588,059 and 588,059 Series B Senior Convertible Preferred Stock outstanding, respectively. The preferred stock is convertible at a rate of nine common shares to one share of Series B Preferred Stock.
The Company has determined that the Series B Preferred Stock are participating securities under ASC 260. Under ASC 260, a security is considered a participating security if the security may participate in undistributed earnings with common stock, whether the participation is conditioned upon the occurrence of a specified event or not. In accordance with ASC 260, a company is required to use the two-class method when computing EPS when a company has a security that qualifies as a “participating security.” The two-class method is an earnings allocation formula that determines EPS for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. A participating security is included in the computation of basic EPS using the two-class method. Under the two-class method, basic EPS for the Company’s common stock is computed by dividing net income applicable to common stock by the weighted-average common stock outstanding during the period. Under the certificate of designation for our Series B Preferred Stock (the "Series B Certificate of Designation"), if at any time the Company declares a dividend in cash which is greater in value than five percent on a cumulative basis over the previous twelve month period of the then current "Common Share Fair Market Value," as that term is defined in the Series B Certificate of Designation, the Series B Preferred Stock will be entitled to receive a dividend payable in cash equal to the amount in excess of five percent of the then Common Share Fair Market Value per common share they would have received if all outstanding Series B Preferred Stock had been converted into common shares. There were no earnings allocated to the Series B Preferred Stock for the years ended December 31, 2013, 2012, or 2011 and there was a net loss from operations for the years ended December 31, 2013 and 2011 and earnings for the year ended December 31, 2012 were not in excess of amounts prescribed by the Series B Certificate of Designation for our Series B Preferred Stock. Diluted EPS for the Company’s common stock is computed using the more dilutive of the two-class method or the if-converted method. The following table sets forth the reconciliation of weighted average shares outstanding and diluted weighted average shares outstanding, in thousands:

	2013	2012	2011
Weighted average shares outstanding	21,388	21,062	20,918
Dilutive effect of stock options and restricted stock	—	278	—
Diluted weighted average shares outstanding	21,388	21,340	20,918

2013
There were 1,400,425 stock options, 674,789 units of unvested restricted stock units, and 5,292,531 shares of common stock equivalents underlying the series B Preferred stock outstanding as of December 31, 2013 that were not included in the calculation of diluted EPS because their effect would have been antidilutive.

2012
For the year ended December 31, 2012, the 5,292,531 shares of common stock equivalents underlying the series B Preferred stock was not included in the calculation of diluted EPS because the effect would have been antidilutive.
2011
There were 2,285,425 stock options, no unvested restricted stock units, and 5,292,531 shares of common stock equivalents underlying the series B Preferred stock outstanding as of December 31, 2011 that were not included in the calculation of diluted EPS because their effect would have been antidilutive.
The following table sets forth the computation of basic and diluted loss per share:

	Years Ended December 31,
	2013	2012	2011
	(in thousands, except per share amounts)
Basic:
Net income (loss)	$(13,090)	$1,586	$(12,345)
Preferred stock dividends and accretion	(776)	(776)	(186)
Net income (loss) attributable to common shareholders	(13,866)	810	(12,531)
Weighted-average common shares	21,388	21,062	20,918
Basic earnings (loss) per share	(0.65)	0.04	(0.60)
Diluted:
Net income (loss)	$(13,090)	$1,586	$(12,345)
Preferred stock dividends and accretion	(776)	(776)	(186)
Net income (loss) attributable to common shareholders	(13,866)	810	(12,531)
Effect of dilutive securities	—	278	—
Weighted average common shares	21,388	21,062	20,918
Weighted-average diluted shares	21,388	21,340	20,918
Diluted earnings (loss) per share	$(0.65)	$0.04	$(0.60)

14. Business Segment Information
The Company has determined that it has two reportable segments organized based on its products and services—well servicing and fluid logistics. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

Well Servicing
At December 31, 2013, our well servicing segment utilized our modern fleet of 167 owned well servicing rigs, which included 157 workover rigs and 10 swabbing rigs, five coiled tubing spreads, nine tubing testing units, and related assets and equipment. These assets are used to provide (i) well maintenance, including remedial repairs and removal and replacement of down-hole production, (ii) well workovers, including significant down-hole repairs, re-completions and re-perforations, (iii)completion and swabbing activities, (iv) plugging and abandonment services, and (v) pressure testing of oil and natural gas production tubing and scanning tubing for pitting and wall thickness using tubing testing units.
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
The following table sets forth certain financial information from continuing operations with respect to the Company’s reportable segments (dollars in thousands):

	Well Servicing	Fluid Logistics	Consolidated
2013
Operating revenues	$231,930	$188,003	$419,933
Direct operating costs	182,180	141,957	324,137
Segment profits	$49,750	$46,046	$95,796
Depreciation and amortization	$23,207	$31,631	$54,838
Capital expenditures	22,979	24,329	47,308
Total assets	584,271	483,771	1,068,042
Long lived assets	199,692	142,177	341,869
2012
Operating revenues	$202,670	$269,927	$472,597
Direct operating costs	158,302	196,383	354,685
Segment profits	$44,368	$73,544	$117,912
Depreciation and amortization	$22,902	$28,095	$50,997
Capital expenditures	28,494	83,454	111,948
Total assets	530,986	468,402	999,388
Long lived assets	200,296	148,146	348,442
2011
Operating revenues	$177,896	$267,887	$445,783
Direct operating costs	141,589	193,718	335,307
Segment profits	$36,307	$74,169	$110,476
Depreciation and amortization	$20,643	$19,017	$39,660
Capital expenditures	25,780	36,932	62,712
Total assets	482,381	377,488	859,869
Long lived assets	195,245	90,700	285,945
	Year Ended December 31,
	2013	2012	2011
Reconciliation of the Forbes Group Operating Income (Loss) As Reported:
Segment profits	$95,796	$117,912	$110,476
General and administrative expense	30,186	33,382	31,318
Depreciation and amortization	54,838	50,997	39,660
Operating income	10,772	33,533	39,498
Other income and expenses, net	(28,184)	(27,955)	(62,744)
Income (loss) from continuing operations before taxes	$(17,412)	$5,578	$(23,246)

	December 31,
	2013	2012
Reconciliation of the Forbes Group Assets As Reported:
Total reportable segments	$1,068,042	$999,388
Elimination of internal transactions	(1,640,530)	(1,510,855)
Parent	1,073,046	1,024,168
Total assets	$500,558	$512,701

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
Series B Senior Convertible Preferred Stock
Under our Certificate of Designation, we are authorized to issue 825,000 shares of Series B Senior Convertible Preferred Stock (the “Series B Preferred Stock”), par value $0.01 per share. On May 28, 2010 the Company completed a private placement of 580,800 shares of Series B Preferred Stock at a price per share of CAD $26.37 for an aggregate purchase price in the amount of USD $14.5 million based on the exchange rate between U.S. dollars and Canadian dollars then in effect of $1.00 to CDN $1.0547. The Company received net proceeds of USD $13.8 million after closing fee paid to investors of $0.3 million and legal fees and other offering costs of $0.4 million. This is presented as temporary equity on the balance sheet. The common stock into which the Series B Preferred Stock is convertible has certain demand and “piggyback” registration rights.
The Company paid a closing fee to the Investors of $0.3 million which is netted with the proceeds from the sale of the Series B Preferred Stock in temporary equity on the consolidated balance sheet. The value of the Series B Preferred Stock, for accounting purposes, is being accreted up to redemption value from the date of issuance to the earliest redemption date of the instrument using the effective interest rate method. If the Series B Preferred Stock had been redeemed as of December 31, 2013 and 2012, the redemption amount would have been approximately $14.6 million and $14.5 million.

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

Dividends Rights - The Series B Preferred Stock is entitled to receive preferential dividends equal to five percent (5%) per annum of the original issue price per share, payable quarterly in February, May, August and November of each year. Such dividends may be paid by the Company in cash or in kind (in the form of additional shares of Series B Preferred Stock). In the event that the payment in cash or in kind of any such dividend would cause the Company to violate a covenant under its debt agreements, the obligation to pay, in cash or in kind, will be suspended until the earlier to occur of (i) and only to the extent any restrictions under the debt agreements lapse or are no longer applicable or (ii) February 16, 2015. During any such suspension period, the preferential dividends shall continue to accrue and accumulate. As shares of the Series B Preferred Stock are convertible into shares of our common stock, each dividend paid in kind will have a dilutive effect on our shares of common stock. Dividends for all quarterly periods in the years ended December 31, 2013 and 2012 have been paid in cash. The Company intends to pay all future dividends in cash.
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
Redemption - All or any number of the shares of Series B Preferred Stock may be redeemed by the Company at any time after May 28, 2013 at a redemption price of $25 per share plus accrued and unpaid dividends and provided that the current equity value of our common stock exceeds a five day volume weighted average of $3.33 per share. On May 28, 2017, the Company is required to redeem any Series B Preferred Stock then outstanding at a redemption price determined in accordance with the Certificate of Designation plus accrued but unpaid dividends. Such mandatory redemption may, at the Company's election, be paid in cash or in common shares (valued for such purpose at 95% of the then fair market value of the common stock). In the event certain corporate transactions occur (such as a reorganization, recapitalization, reclassification, consolidation or merger) under which the Company's common stock (but not the Series B Preferred Stock) is converted into or exchanged for securities, cash or other property, then following such transaction, each share of Series B Preferred Stock shall thereafter be convertible into the same kind and amount of securities, cash or other property.
Certain of the redemption features are outside of the Company's control, and as a result, the Series B Preferred Stock have been reflected in the consolidated balance sheet as temporary equity.

Dividends
The Series B Preferred Stock is entitled to receive preferential dividends equal to five percent (5.0%) per annum of the original issue price per share, payable quarterly in February, May, August and November of each year. Such dividends may be paid by the Company in cash or in kind (in the form of additional shares of Series B Preferred Stock). In the event that the payment in cash or in kind of any such dividend would cause the Company to violate a covenant under its debt agreements, the obligation to pay, in cash or in kind, will be suspended until the earlier to occur of (i) and only to the extent any restrictions under the debt agreements lapse or are no longer applicable or (ii) February 16, 2015. During any such suspension period, the preferential dividends shall continue to accrue and accumulate. As shares of the Series B Preferred Stock are convertible into shares of our common stock, each dividend paid in kind will have a dilutive effect on our shares of common stock. Through the dividend quarterly period ended May 28, 2011 the Company had also accrued, but not paid dividends for the dividend period ended November 28, 2010, February 28, 2011, and May 28, 2011 due to the Toronto Stock Exchange requiring shareholder approval to issue shares to pay dividends in kind. The Company received shareholder approval to issue shares to pay dividends in kind. The Company received shareholder approval at its annual meeting on June 27, 2011 for a pool of Series B Preferred Stock to be issued as in-kind dividends for this particular quarterly period and for future quarterly periods. Further, after the extinguishment of the Second Priority Notes and the First Priority Notes, the Company was no longer restricted from paying cash dividends as the indenture governing the 9% Senior Notes specifically allowed cash dividends on the Series B Preferred Stock up to specific levels. On July 29, 2011, the Company paid in cash all previously accrued but unpaid dividends. The Company had previously accrued for these dividends based on the estimated fair market value of the share expected to be issued in-kind. When determined that the dividends were to be paid in cash, cumulative preferred share dividends were remeasured using the 5% contractual rate and released from temporary equity to liabilities.
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

Dividends and accretion for the years ended December 31, 2013 and 2012 were $0.8 million and $0.8 million. The Company has paid the quarterly dividends through February 28, 2014.
16. Guarantor and Non-Guarantor Consolidating Financial Statements
Prior to January 12, 2012, when the Company completed the disposition of its business and substantially all of its assets in Mexico, the Company had certain foreign subsidiaries that did not guarantee the 9% Senior Notes discussed in Note 8 and, accordingly, is required to present the following condensed consolidating financial information pursuant to Rule 3-10 of Regulation S-X. These schedules are presented using the equity method of accounting for all periods presented. Under this method, investments in subsidiaries are recorded at cost and adjusted for the Company’s share in the subsidiaries’ cumulative results of operations, capital contributions and distributions and other changes in equity. Elimination entries relate primarily to the elimination of investments in subsidiaries and associated intercompany balances and transactions. As of December 31, 2013 and 2012, the subsidiaries that are guarantors are 100% owned directly or indirectly by FES Ltd, the guarantees are full and unconditional, joint and several, subject to customary release provisions.
There are no significant restrictions on FES Ltd.'s ability or the ability of any guarantor to obtain funds from its subsidiaries by such means as a dividend or loan.
As of December 31, 2013 and 2012, the parent/issuer had no independent assets and for the year ended December 31, 2013 and 2012 the parent/issuer had no independent operations. As of and for the year ended December 31, 2013 and 2012, independent assets and operations of the non-guarantor subsidiary were minor as defined by Regulation S-X.
Supplemental financial information for Forbes Energy Services Ltd., the issuer of the 9% Senior Notes, our combined subsidiary guarantors and our non-guarantor subsidiaries is presented below for the year ended December 31, 2011.

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)
Condensed Consolidated Statement of Operations
For the year ended December 31, 2011

	Parent/Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
	(in thousands)
Revenue
Well servicing	$—	$177,896	$—	$—	$177,896
Fluid logistics	—	267,887	—	—	267,887
Total revenues	—	445,783	—	—	445,783
Expenses
Well servicing	1,473	140,116	—	—	141,589
Fluid logistics	—	193,718	—	—	193,718
General and administrative	7,142	24,176	—	—	31,318
Depreciation and amortization	—	39,660	—	—	39,660
Total expenses	8,615	397,670	—	—	406,285
Operating income (loss)	(8,615)	48,113	—	—	39,498
Other income (expense)
Interest expense - net	(14,971)	(12,427)	—	—	(27,398)
Equity in income (loss) of affiliates	1,593	—	—	(1,593)	—
Loss on early extinguishment of debt	—	(35,415)	—	—	(35,415)
Other income (expense), net	—	69	—	—	69
Income (loss) before taxes	(21,993)	340	—	(1,593)	(23,246)
Income tax benefit	(3,424)	(1,253)	—	—	(4,677)
Net income (loss) from continuing operations	(18,569)	1,593	—	(1,593)	(18,569)
Net income (loss) from discontinued operations, net of tax expense	6,224	—	—	—	6,224
Net income (loss)	$(12,345)	$1,593	$—	$(1,593)	$(12,345)

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)
Condensed Consolidated Statement of Cash Flows
For the year ended December 31, 2011

	Parent/Issuer	Guarantors	Non- Guarantors	Consolidated
	(in thousands)
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$10,380	$(4,312)	$(69)	$5,999
Cash flows from investing activities:
Proceeds from sale of property and equipment	—	676	—	676
Restricted cash	—	(7,107)	—	(7,107)
Purchases of property and equipment	—	(58,206)	—	(58,206)
Change in deposits on assets held for sale		13,700		13,700
Net cash used in investing activities	—	(50,937)	—	(50,937)
Cash flows from financing activities:
Payments on debt	—	(4,346)	—	(4,346)
Retirement of First and Second
Priority Notes	—	(212,500)	—	(212,500)
Proceeds from issuance of
Senior Notes	—	280,000	—	280,000
Payments for debt issuance costs	—	(10,159)	—	(10,159)
Other	(919)	—	—	(919)
Net cash provided by (used in) financing activities	(919)	52,995	—	52,076
Effect of currency translation	(996)	—	—	(996)
Net increase (decrease) in cash	8,465	(2,254)	(69)	6,142
Cash and cash equivalents
Beginning of year	7,102	23,241	115	30,458
End of year	$15,567	$20,987	$46	$36,600

17. Discontinued Operations
On January 12, 2012, the Company completed the previously announced sale of substantially all of its assets located in Mexico, as well as its equity interest in Forbes Energy Services México Servicios de Personal, S. de R.L. de C.V., for aggregate cash consideration of approximately $30.0 million (excluding amounts paid to cover certain Mexican taxes). The Company recognized a gain on disposal of approximately $2.9 million this transaction.
The following table presents the results of discontinued operations:

	Years Ended December 31,
	2013	2012	2011
	(dollars in thousands)
Revenues	$—	$1,337	$71,471
Expenses
Direct costs	—	2,882	54,154
General and administrative	534	2,408	2,642
Depreciation and amortization	—	—	2,172
Total expenses	534	5,290	58,968
Operating income (loss)	(534)	(3,953)	12,503
Interest income	—	—	22
Interest expense	(5)	(3)	(7)
Other income	—	2,964	5
Income (loss) before income taxes	(539)	(992)	12,523
Income tax expense (benefit)	(246)	(359)	6,299
Net income (loss)	$(293)	$(633)	$6,224

18. Supplemental Financial Information Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands except for per share amounts)
2013:
Revenues	$101,738	$103,682	$104,854	$109,659
Operating income (loss)	3,631	5,921	(1,523)	2,743
Net loss from continuing operations	(2,599)	(666)	(5,652)	(3,880)
Preferred stock dividends	(194)	(194)	(194)	(194)
Loss from continuing operations attributable to common shares	(2,793)	(860)	(5,846)	(4,074)
Loss per share:
Basic	(0.13)	(0.04)	(0.27)	(0.19)
Diluted	(0.13)	(0.04)	(0.27)	(0.19)
2012:
Revenues	$131,485	$119,785	$114,320	$107,007
Operating income	15,450	12,438	5,297	348
Net income (loss) from continuing operations	5,211	2,646	(1,270)	(4,369)
Preferred stock dividends	(194)	(194)	(194)	(194)
Income (loss) from continuing operations attributable to common shares	5,017	2,452	(1,464)	(4,563)
Earnings (loss) per share:
Basic	0.24	0.12	(0.07)	(0.22)
Diluted	0.20	0.10	(0.07)	(0.22)

Item 9.	Changes in or Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SECs rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2013, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures over financial reporting were effective.
Management's Report on Internal Control Over Financial Reporting
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
Our management conducted an evaluation of the effectiveness of internal control over financial reporting based on the Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation of our internal control over financial reporting as of December 31, 2013, our chief executive officer and chief financial officer concluded that, as of such date, our internal control over financial reporting is effective.
Changes in Internal Control Over Financial Reporting
Other than changes and remediation measures described in this section, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fourth quarter of 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Material Weakness Previously Identified

As previously reported in our annual report on Form 10-K for the year ended December 31, 2012, we identified control deficiencies that constituted material weaknesses in the design and operation of our internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The following material weakness was present at December 31, 2012 and 2011.

            We did not design or maintain effective controls over the billing process to ensure timely recognition of revenue. Specifically, we identified field tickets, which represented completed but unbilled revenue that had not been entered resulting in a post-closing adjustment.

This control deficiency could have resulted in a material misstatement to the annual or interim combined financial statements that would not be prevented or detected. Accordingly, we determined that the above control deficiency represented a material weakness.

The following material weakness was present at December 31, 2012.

            We did not design and maintain effective controls over the review of the accuracy of the income tax provision related to foreign taxes.

This control deficiency could have resulted in a misstatement to the annual consolidated financial statements, however, it was corrected in a post-closing adjustment. Accordingly, we determined that the above control deficiency represented a material weakness.

                Remediation

We have subsequently modified the design of our information system, process, and procedures which we believe addressed the material weakness relating to our billing process.  The new processes and procedures were communicated to senior management and to the field personnel.  These processes and procedures have been tested and are being continuously monitored. As such, we believe that the remediation initiative outlined above was sufficient to remediate the material weakness in internal control over financial reporting as discussed above during the fourth quarter of 2013.

Additionally, we have implemented remedial measures to address the our material weakness in our internal controls related to foreign taxes. We engaged a third party consulting group to assist with foreign tax matters as tax matters in Mexico wind down.  In January 2012, the Company completed the sale of substantially liquidated in 2012 resulting in limited foreign tax expense or benefit for future periods. We believe that the remediation initiative outlined above was sufficient to remediate the material weakness in internal control over financial reporting as discussed above during the first quarter of 2013.

Item 9B.	Other Information

On March 25, 2014, the Company entered into new indemnification agreements with its directors, officers and certain key employees pursuant to a form updated to reflect the Company’s status as a Texas corporation.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required under this item will be filed in a definitive proxy statement within 120 days after December 31, 2013 pursuant to General Instruction G(3) of Form 10-K.

Item 11.	Executive Compensation

The information required under this item will be filed in a definitive proxy statement within 120 days after December 31, 2013 pursuant to General Instruction G(3) of Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this item will be filed in a definitive proxy statement within 120 days after December 31, 2013 pursuant to General Instruction G(3) of Form 10-K.

Item 13.	Certain Relationships and Related Transaction, and Director Independence

The information required under this item will be filed in a definitive proxy statement within 120 days after December 31, 2013 pursuant to General Instruction G(3) of Form 10-K.

Item 14.	Principal Accounting Fees and Services

The information required under this item will be filed in a definitive proxy statement within 120 days after December 31, 2013 pursuant to General Instruction G(3) of Form 10-K.

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

4.13 —	Specimen Certificate for the Company’s common stock, $0.04 par value (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form 8-A filed August 12, 2011).

4.14 —	Specimen Global 9% Senior Note Due 2019 (incorporated by reference to Exhibit 4.15 to the Company’s Registration Statement on Form S-4/A filed October 6, 2011, Registration No. 333-176794-5).

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

10.11 —
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

10.12 —
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

10.13 —
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

10.14 —
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

10.16 —
Master Agreement dated June 6, 2012 among TX Energy Services, LLC, C.C. Forbes, LLC, Regions Equipment Finance Corporation, and Regions Commercial Equipment Finance, LLC, including the First Amendment to Master Agreement dated as of July 12, 2012 (incorporated by reference to exhibit 10.3 to the Company's Quarterly Report on form 10-Q for the quarter ended June 30, 2012).

Number	Description of Exhibits
10.17 —
Continuing Guaranty Agreement dated June 6, 2012 among Forbes Energy Services Ltd., TX Energy Services, LLC< C.C. Forbes, LLC, Regions Equipment Finance Corporation and Regions Commercial Equipment Finance, LLC (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.18 —
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

10.19 —	2012 Incentive Compensation Plan of Forbes Energy Services Ltd. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on July 10, 2012).

10.20* —	Form of Restricted Stock Award Agreement for directors.

10.21 —	Form of Restricted Stock Award Agreement for consultants and employees (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012).

10.22 —	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012).

10.23 —	Annual Bonus Plan (incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012).

10.24* —	Form of Texas Indemnification Agreement for directors, officers, and key employees.

21.1* —	Subsidiaries of Forbes Energy Services Ltd.

23.1* —	Consent of BDO USA, LLP.

31.1* —	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2* —	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1* —	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2* —	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101* —	Interactive Data Files
 ____________________

*	Filed herewith.

**
The schedules and other attachments to this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K and the registrant undertakes to furnish supplementally copies of any of the omitted schedules upon request by the Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Alice, the State of Texas, on March 26, 2014.

FORBES ENERGY SERVICES LTD.
By:	/S/ JOHN E. CRISP
John E. Crisp
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN E. CRISP (John E. Crisp)	Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)	March 26, 2014

/s/ L. MELVIN COOPER (L. Melvin Cooper)	Senior Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	March 26, 2014

/s/ CHARLES C. FORBES (Charles C. Forbes)	Director	March 26, 2014

/s/ DALE W. BOSSERT (Dale W. Bossert)	Director	March 26, 2014

/s/ TRAVIS H. BURRIS (Travis H. Burris)	Director	March 26, 2014

/s/ JANET L. FORBES (Janet L. Forbes)	Director	March 26, 2014

/s/ WILLIAM W. SHERRILL (William W. Sherrill)	Director	March 26, 2014

/s/ TED W. IZATT (Ted W. Izatt)	Director	March 26, 2014

EXHIBIT INDEX

Number	Description of Exhibits

2.1 —	Plan of Conversion of Forbes Energy Services Ltd. (incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form 8-A filed August 12, 2011).

2.2 —	Certificate of Conversion of Forbes Energy Services Ltd. (incorporated by reference to Exhibit 2.2 to the Company’s Registration Statement on Form 8-A filed August 12, 2011).

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

4.13 —	Specimen Certificate for the Company’s common stock, $0.04 par value (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form 8-A filed August 12, 2011).

4.14 —	Specimen Global 9% Senior Note Due 2019 (incorporated by reference to Exhibit 4.15 to the Company’s Registration Statement on Form S-4/A filed October 6, 2011, Registration No. 333-176794-5).

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

10.11 —
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

10.12 —
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

10.13 —
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

10.14 —
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

10.16 —
Master Agreement dated June 6, 2012 among TX Energy Services, LLC, C.C. Forbes, LLC, Regions Equipment Finance Corporation, and Regions Commercial Equipment Finance, LLC, including the First Amendment to Master Agreement dated as of July 12, 2012 (incorporated by reference to exhibit 10.3 to the Company's Quarterly Report on form 10-Q for the quarter ended June 30, 2012).

10.17 —
Continuing Guaranty Agreement dated June 6, 2012 among Forbes Energy Services Ltd., TX Energy Services, LLC< C.C. Forbes, LLC, Regions Equipment Finance Corporation and Regions Commercial Equipment Finance, LLC (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.18 —
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

Number	Description of Exhibits
10.19 —	2012 Incentive Compensation Plan of Forbes Energy Services Ltd. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on July 10, 2012).

10.20* —	Form of Restricted Stock Award Agreement for directors

10.21 —	Form of Restricted Stock Award Agreement for consultants and employees (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012).

10.22 —	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012).

10.23 —	Annual Bonus Plan (incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012).

10.24* —	Form of Texas Indemnification Agreement for directors, officers and key employees.

21.1* —	Subsidiaries of Forbes Energy Services Ltd

23.1* —	Consent of BDO USA, LLP.

31.1* —	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2* —	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1* —	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2* —	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101* —	Interactive Data Files.
 ____________________

*	Filed herewith.

**
The schedules and other attachments to this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K and the registrant undertakes to furnish supplementally copies of any of the omitted schedules upon request by the Securities and Exchange Commission.