Form 10-Q
period 2014-03-31
Forbes Energy Services Ltd.
filed 2014-05-14
CIK 1434842

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________________________
Form 10-Q
__________________________________________________________
Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    ☐  Yes    ☒  No
Shares outstanding of each of the registrant’s classes of common stock as of May 8, 2014:

Class	Outstanding as of May 8, 2014
Common Stock, $.04 par value	21,702,716

FORBES ENERGY SERVICES LTD.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q and any oral statements made in connection with it include certain forward-looking statements within the meaning of the federal securities laws. You can generally identify forward-looking statements by the appearance in such a statement of words like “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project” or “should” or other comparable words or the negative of these words. When you consider our forward-looking statements, you should keep in mind the risk factors we describe and other cautionary statements we make in this Quarterly Report on Form 10-Q. Our forward-looking statements are only predictions based on expectations that we believe are reasonable. Our actual results could differ materially from those anticipated in, or implied by, these forward-looking statements as a result of known risks and uncertainties set forth below and elsewhere in this Quarterly Report on Form 10-Q. These factors include or relate to the following:

•	supply and demand for oilfield services and industry activity levels;

•	potential for excess capacity;

•	spending by the oil and natural gas industry given the continuing worldwide economic slowdown;

•	our level of indebtedness;

•	possible impairment of our long-lived assets;

•	our ability to maintain stable pricing;

•	competition;

•	substantial capital requirements;

•	significant operating and financial restrictions under our indenture and revolving credit facility;

•	technological obsolescence of operating equipment;

•	dependence on certain key employees;

•	concentration of customers;

•	substantial costs of compliance with reporting obligations, the Sarbanes-Oxley Act and indenture covenants;

•	a material weakness in internal controls over financial reporting;

•	seasonality of oilfield services activity;

•	collection of accounts receivable;

•	environmental and other governmental regulation, including potential climate change legislation;

•	the potential disruption of business activities caused by the physical effects, if any, of climate change;

•	risks inherent in our operations;

•	market response to global demands to curtail use of oil and natural gas;

•	ability to fully integrate future acquisitions;

•	variation from projected operating and financial data;

•	variation from budgeted and projected capital expenditures;

•	volatility of global financial markets; and

•	the other factors discussed under “Risk Factors” beginning on page 10 of the Annual Report on Form 10-K for the year ended December 31, 2013.
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

PART I—FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements

Forbes Energy Services Ltd.
Condensed Consolidated Balance Sheets (unaudited)
(in thousands, except per share amounts)

	March 31, 2014	December 31, 2013
Assets
Current assets
Cash and cash equivalents	$24,189	$26,409
Accounts receivable - trade, net of allowance of $4.0 million and $4.0 million for 2014 and 2013, respectively	88,676	82,209
Accounts receivable - related parties	244	185
Accounts receivable - other	680	592
Prepaid expenses and other	10,412	14,004
Total current assets	124,201	123,399
Property and equipment, net	335,476	341,869
Intangible assets, net	24,438	25,154
Deferred financing costs, net of accumulated amortization of $4.4 million and $3.7 million for 2014 and 2013, respectively	6,156	6,860
Restricted cash	1,380	1,380
Other assets	1,831	1,896
Total assets	$493,482	$500,558
Liabilities and Shareholders’ Equity
Current liabilities
Current portions of long-term debt	$8,122	$9,374
Accounts payable - trade	18,374	27,016
Accounts payable - related parties	152	559
Accrued dividends	61	61
Accrued interest payable	7,575	1,367
Accrued expenses	14,793	14,727
Total current liabilities	49,077	53,104
Long-term debt, net of current portion	289,020	290,266
Deferred tax liability	20,879	21,610
Total liabilities	358,976	364,980
Commitments and contingencies (Note 10)
Temporary equity
Series B senior convertible preferred shares	14,570	14,560
Shareholders’ equity
Common stock, $.04 par value, 112,500 shares authorized, 21,618 and 21,474 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	865	859
Additional paid-in capital	193,732	193,527
Accumulated deficit	(74,661)	(73,368)
Total shareholders’ equity	119,936	121,018
Total liabilities and shareholders’ equity	$493,482	$500,558
The accompanying notes are an integral part of these condensed consolidated financial statements.

Forbes Energy Services Ltd.
Condensed Consolidated Statements of Operations (unaudited)
(in thousands, except per share amounts)

	Three months ended March 31,
	2014	2013
Revenues
Well servicing	$69,093	$50,164
Fluid logistics	40,818	51,574
Total revenues	109,911	101,738
Expenses
Well servicing	52,403	40,338
Fluid logistics	30,361	37,433
General and administrative	8,475	7,334
Depreciation and amortization	13,251	13,002
Total expenses	104,490	98,107
Operating income	5,421	3,631
Other income
Interest income	2	4
Interest expense	(7,247)	(6,995)
Loss from continuing operations before taxes	(1,824)	(3,360)
Income tax benefit	(531)	(761)
Loss from continuing operations	(1,293)	(2,599)
Loss from discontinued operations, net of tax benefit of $0 and $68, respectively	—	(127)
Net loss	(1,293)	(2,726)
Preferred stock dividends	(194)	(194)
Net loss attributable to common shareholders	$(1,487)	$(2,920)
Loss per share of common stock from continuing operations
Basic and diluted loss per share	$(0.07)	$(0.13)
Loss per share of common stock from discontinued operations
Basic and diluted loss per share	$—	$(0.01)
Loss per share of common stock
Basic and diluted loss per share	$(0.07)	$(0.14)
Weighted average number of shares outstanding
Basic and diluted	21,593	21,280
The accompanying notes are an integral part of these condensed consolidated financial statements.

Forbes Energy Services Ltd.
Condensed Consolidated Statements of Changes in Shareholders’ Equity (unaudited)
(in thousands)

	Temporary Equity
	Preferred Shares		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance: December 31, 2013	588	$14,560	21,474	$859	$193,527	$(73,368)	$121,018
Share-based compensation	—	—	—	—	313	—	313
Net loss	—	—	—	—	—	(1,293)	(1,293)
Common shares issued under stock plan:
Issuance of restricted stock	—	—	144	6	86	—	92
Preferred shares dividends and accretion	—	10	—	—	(194)	—	(194)
Balance: March 31, 2014	588	$14,570	21,618	$865	$193,732	$(74,661)	$119,936
The accompanying notes are an integral part of these condensed consolidated financial statements.

Forbes Energy Services Ltd.
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Three months ended March 31
	2014	2013
Cash flows from operating activities:
Net loss	$(1,293)	$(2,726)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	12,536	12,287
Amortization expense	715	715
Share-based compensation	841	750
Deferred tax benefit	(731)	(953)
Loss on disposal of assets, net	—	281
Bad debt expense	57	807
Amortization of deferred financing cost	704	369
Changes in operating assets and liabilities:
Accounts receivable	(6,605)	10,458
Accounts receivable - related party	(59)	(56)
Prepaid expenses and other assets	2,107	(3,251)
Accounts payable - trade	(8,569)	1,316
Accounts payable - related party	(407)	55
Accrued expenses	61	(2,772)
Accrued interest payable	6,208	6,211
Net cash provided by operating activities	5,565	23,491
Cash flows from investing activities:
Proceeds from sale of property and equipment	—	556
Purchases of property and equipment	(5,959)	(8,744)
Change in restricted cash	—	60
Net cash used in investing activities	(5,959)	(8,128)
Cash flows from financing activities:
Payments of debt	(1,206)	(1,575)
Payment of tax withholding obligations related to restricted stock	(436)	(51)
Dividends paid on Series B Senior Convertible Preferred Shares	(184)	(184)
Net cash used in financing activities	(1,826)	(1,810)
Effect of currency translation on cash and cash equivalents	—	6
Net increase (decrease) in cash and cash equivalents	(2,220)	13,559
Cash and cash equivalents:
Beginning of period	26,409	17,619
End of period	$24,189	$31,178
The accompanying notes are an integral part of these condensed consolidated financial statements.

Forbes Energy Services Ltd.
Notes to Condensed Consolidated Financial Statements

1. Organization and Nature of Operations
Nature of Business
Forbes Energy Services Ltd., or FES Ltd is an independent oilfield services contractor that provides a wide range of well site services to oil and natural gas drilling and producing companies to help develop and enhance the production of oil and natural gas. These services include fluid hauling, fluid disposal, well maintenance, completion services, workovers and re-completions, plugging and abandonment, and tubing testing. Our operations are concentrated in the major onshore oil and natural gas producing regions of Texas, with additional locations in Mississippi, in Pennsylvania and, prior to the disposition of our assets in Mexico in January 2012, which is discussed below, in Mexico. We believe that our broad range of services, which extends from initial drilling, through production, to eventual abandonment, is fundamental to establishing and maintaining the flow of oil and natural gas throughout the life cycle of our customers' wells. Our headquarters and executive offices are located at 3000 South Business Highway 281, Alice, Texas 78332. We can be reached by phone at (361) 664-0549.

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

3. Basis of Presentation
Interim Financial Information
The unaudited condensed consolidated financial statements of the Forbes Group are prepared in conformity with accounting principles generally accepted in the United States of America, or “GAAP” for interim financial reporting. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted. Therefore, these condensed consolidated financial statements should be read along with the annual audited consolidated financial statements and notes thereto included in Forbes Group’s Annual Report on Form 10-K for the year ended December 31, 2013. In management’s opinion, all adjustments necessary for a fair statement are reflected in the interim periods presented. Interim results for the three months ended March 31, 2014 may not be indicative of results that will be realized for the full year ending December 31, 2014. All significant intercompany accounts and transactions have been eliminated in consolidation.
The Condensed Consolidated Statement of Comprehensive Loss has been omitted from the current quarter since there were no differences between net loss and comprehensive loss for the three months ended March 31, 2014 and March 31, 2013.
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

Recent Accounting Pronouncements

In April 2014, the FASB issued ASU No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity" ("ASU 2014-08"). ASU 2014-08 raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. It is effective for annual periods beginning on or after December 15, 2014. Early adoption is permitted but only for disposals that have not been reported in financial statements previously issued. The Company does not believe this pronouncement will have a material impact on its consolidated financial statements.

4. Intangible Assets
Other intangible assets are subject to amortization for the period of time which the assets are expected to contribute directly or indirectly to future cash flows under the guidance of ASC 350.
Our major classes of intangible assets subject to amortization under ASC 350 consist of our customer relationships, trade names, safety training program and dispatch software. The Company expenses costs associated with extensions or renewals of intangible assets. There were no such extensions or renewals in the three months ended March 31, 2014 or March 31, 2013. Amortization expense is calculated using the straight-line method over the period indicated. Amortization expense for the three months ended March 31, 2014 and March 31, 2013 was $0.7 million. Estimated amortization expense for the years 2014 through 2017 is $2.9 million per year and in 2018 is $2.7 million. The weighted average amortization period remaining for intangible assets is 8.5 years.

The following sets forth the identified intangible assets by major asset class:

		As of March 31, 2014			As of December 31, 2013
	Useful Life (years)	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
		(in thousands)
Customer relationships	15	$31,896	$(13,290)	$18,606	$31,896	$(12,758)	$19,138
Trade names	15	8,050	(3,354)	4,696	8,050	(3,220)	4,830
Safety training program	15	1,182	(492)	690	1,182	(473)	709
Dispatch software	10	1,135	(710)	425	1,135	(681)	454
Other	10	58	(37)	21	58	(35)	23
		$42,321	$(17,883)	$24,438	$42,321	$(17,167)	$25,154

5. Share-Based Compensation

Incentive Compensation Plans

From time to time, the Company grants stock options, restricted stock units, or other awards to its employees, including executive officers, and directors. Prior to July 9, 2012, these awards were granted pursuant to the Company's 2008 Incentive Compensation Plan, or the 2008 Plan. On July 9, 2012, at the Company's 2012 Annual Meeting of Shareholders, the Company's shareholders approved the Company's 2012 Incentive Compensation Plan, or the 2012 Plan. No further awards will be made under the 2008 Plan, however, outstanding awards granted under the 2008 Plan will remain subject to the terms and conditions of the 2008 Plan. Any shares of common stock that are available to be granted under the 2008 Plan, but which are not subject to outstanding awards under the 2008 Plan, including shares that become available due to the future lapse or forfeiture of outstanding awards, will be added to the 1,022,500 shares of common stock authorized for issuance under the 2012 Plan. After taking into account the restricted stock units granted through March 31, 2014 (as discussed in the Restricted Stock Units paragraph below), there were 886,819 shares available for future grants under the 2012 Incentive Compensation Plan. There have been no stock option awards issued under the 2012 Plan.

Stock Options

The following table presents a summary of the Company’s stock option activity for the three months ended March 31, 2014.

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at December 31, 2013	1,400,425	$6.99	6.47	$316,994
Stock options:
Granted	—
Exercised	—
Forfeited	(1,800)	9.32		$—
Options outstanding at March 31, 2014	1,398,625	$6.98	6.23 years	$629,256
Vested and expected to vest at March 31, 2014	1,212,475	$6.65	6.05 years	$629,256
Exercisable at March 31, 2014	1,212,475	$6.65	6.05 years	$629,256
During the three months ended March 31, 2014 and March 31, 2013, the Company recorded total stock-based compensation expense related to stock options of $0.4 million and $0.3 million, respectively. There was no stock-based compensation cost capitalized for the three months ended March 31, 2014 or March 31, 2013. As of March 31, 2014, total unrecognized stock-based compensation cost for stock options amounted to $0.7 million (net of estimated forfeitures) and is expected to be recorded over a weighted-average period of 0.4 years.

Restricted Stock Units
    The following table presents a summary of restricted stock unit grant activity for the period ended March 31, 2014:

	Number of Units	Grant Date Average Fair Value Per Unit
Outstanding at December 31, 2013	674,789	$3.49
Granted	461,527	3.85
Vested	(396,936)	3.73
Forfeited	—
Nonvested at March 31, 2014	739,380	$3.58
In the three months ended March 31, 2014, participants utilized a net withholding exercise method, in which restricted stock units were surrendered to cover payroll withholding tax. The cumulative net shares issued to the participants were 228,600 out of 347,509 vested shares of restricted stock units. The total pretax cash outflow, as included in withholding tax payments in our condensed consolidated statements of cash flows, for this net withholding exercise was $0.4 million.
Stock compensation expense for the restricted stock units granted for the three months ended March 31, 2014 and March 31, 2013 was $0.4 million. The remaining compensation expense of $2.5 million will be recognized over a weighted-average period of 2.23 years.

6. Property and Equipment
Property and equipment consisted of the following:

	Estimated Life in Years	March 31, 2014	December 31, 2013
		(in thousands)
Well servicing equipment	3-15 years	$415,271	$411,237
Autos and trucks	5-10 years	109,366	103,443
Disposal wells	5-15 years	39,501	43,754
Building and improvements	5-30 years	13,864	13,544
Furniture and fixtures	3-15 years	5,498	5,395
Land		1,802	1,876
		585,302	579,249
Accumulated depreciation		(249,826)	(237,380)
		$335,476	$341,869
Depreciation expense was $12.5 million for the three and months ended March 31, 2014 and $12.3 million for the three months ended March 31, 2013, respectively.

7. Long-Term Debt
Long-term debt at March 31, 2014 and December 31, 2013 consisted of the following:

	March 31, 2014	December 31, 2013
	(in thousands)
9% Senior Notes	$280,000	$280,000
Third party equipment notes and capital leases	14,160	15,109
Insurance notes	2,982	4,531
	297,142	299,640
Less: Current portion	(8,122)	(9,374)
	$289,020	$290,266
9% Senior Notes
On June 7, 2011, FES Ltd issued $280.0 million in principal amount of 9% Senior Notes due 2019 (the “9% Senior Notes”). The proceeds of the 9% Senior Notes were used to purchase and/or redeem 100% of the First Priority Floating Rate Notes due 2014 and the outstanding Second Priority Notes (as defined below) issued by Forbes Energy Services LLC and Forbes Energy Capital Inc. The 9% Senior Notes mature on June 15, 2019, and require semi-annual interest payments, in arrears, at an annual rate of 9% on June 15 and December 15 of each year, until maturity commencing December 15, 2011. No principal payments are due until maturity.
The 9% Senior Notes are guaranteed by the current domestic subsidiaries (the “Guarantor Subs”) of FES Ltd, which include Forbes Energy Services LLC (“FES LLC”), C.C. Forbes, LLC (“CCF”), TX Energy Services, LLC (“TES”), Superior Tubing Testers, LLC (“STT”) and Forbes Energy International, LLC (“FEI LLC”). All of the Guarantor Subs are 100% owned and each guarantees the securities on a full and unconditional and joint and several basis, subject to customary release provisions. Prior to January 12, 2012, FES Ltd had two 100% owned indirect Mexican subsidiaries, or the Non-Guarantor Subs, that had not guaranteed the 9% Senior Notes. In January 2012, one of those two Mexican subsidiaries was sold along with the business and substantially all of our long-lived assets located in Mexico. Prior to January 12, 2012, FES Ltd had a branch office in Mexico and conducted operations independent of the Non-Guarantor Subs. The Guarantor Subs represent the substantial majority of the Company's operations. The Forbes Group may, at its option, redeem all or part of the 9% Senior Notes from time to time at specified redemption prices and subject to certain conditions required by the indenture governing the 9% Senior Notes (the “9% Senior Indenture”). The Forbes Group is required to make an offer to purchase the notes and to repurchase any notes for which the offer is accepted at 101% of their principal amount, plus accrued and unpaid interest, if there is a change of control. The Forbes Group is required to make an offer to repurchase the notes and to repurchase any notes for which the offer is accepted at 100% of their principal amount, plus accrued and unpaid interest, following certain asset sales.
As of March 31, 2014 and December 31, 2013, the assets of the Non-Guarantor Subs and the operations of the Non-Guarantor Subs for the quarters ended March 31, 2014 and 2013 were minor as defined by Regulation S-X.
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

The Company is in compliance with the covenants in the indenture governing the 9% Senior Notes at March 31, 2014.

Revolving Credit Facility
On September 9, 2011, FES Ltd. and its current domestic subsidiaries entered into a loan and security agreement with Regions Bank, SunTrust Bank, CIT Bank and Capital One Leverage Finance Corp., as lenders, and Regions Bank, as agent for the secured parties, or the Agent. This loan and security agreement was amended in December 2011, July 2012 and July 2013. On the July 2013 amendment, the CIT Bank opted out of the lending group, with Regions Bank increasing its participation by taking the CIT Bank's position. The loan and security agreement initially provided for an asset based revolving credit facility with a maximum initial borrowing credit of $75.0 million, subject to borrowing base availability. The third amendment increased the maximum borrowing credit to $90.0 million, subject to borrowing base availability, any reserves established by the facility agent in its discretion, compliance with a fixed charge coverage ratio covenant if availability under the facility falls below certain thresholds and, for borrowings above $75.0 million, compliance with the debt incurrence covenant in the indenture governing the 9% Senior Notes that prohibits the incurrence of debt except for certain limited exceptions, including indebtedness incurred under the permitted credit facility debt basket to the greater of $75.0 million or 18% of our Consolidated Tangible Assets (as defined in the 9% Senior Indenture) reported for the last fiscal quarter for which financial statements are available. As of March 31, 2014, 18% of our Consolidated Tangible Assets was approximately $83.3 million. Under the loan and security agreement, our borrowing base at any time is equal to (i) 85% of eligible accounts, which are determined by Agent in its reasonable discretion, plus (ii) the lesser of 85% of the appraised value, subject to certain adjustments, of our well services equipment that has been properly pledged and appraised, is in good operating condition and is located in the United States, or 100% of the net book value of such equipment, minus (iii) any reserves established by the Agent in its reasonable discretion. As of March 31, 2014, the borrowing base was $90.0 million and borrowing availability was $77.4 million.
As amended, the loan and security agreement has a stated maturity of July 26, 2018. There was nothing drawn on this facility and $5.9 million in letters of credit outstanding against the facility at March 31, 2014.
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
The loan and security agreement contains customary covenants for an asset-based credit facility, which include (i) restrictions on certain mergers, consolidations and sales of assets; (ii) restrictions on the creation or existence of liens; (iii) restrictions on making certain investments; (iv) restrictions on the incurrence or existence of indebtedness; (v) restrictions on transactions with affiliates; (vi) requirements to deliver financial statements, report and notices to the Agent and (vii) a springing requirement to maintain a consolidated Fixed Charge Coverage Ratio (which is defined in the loan and security agreement) of 1.1:1.0 in the event that our excess availability under the credit facility falls below the greater of $11.3 million or 15.0% of our maximum credit under the facility for sixty consecutive days; provided that, the restrictions described in (i)-(v) above are subject to certain exceptions and permissions limited in scope and dollar value. The loan and security agreement also contains customary representations and warranties and event of default provisions. As of March 31, 2014 we are in compliance with all applicable covenants in the loan and security agreement.
Third Party Equipment Notes and Capital Leases
The Forbes Group financed the purchase of certain vehicles and equipment through commercial loans and capital leases with aggregate principal amounts outstanding as of March 31, 2014 and December 31, 2013 of approximately $14.2 million and $15.1 million, respectively. These loans are repayable in a range of 42 to 60 monthly installments with the maturity dates ranging from May 2014 to January 2018. Interest accrues at rates ranging from 4.7% to 8.4% and is payable monthly. The loans are collateralized by equipment purchased with the proceeds of such loans. The Forbes Group paid total principal payments of approximately $1.2 million for three months ended March 31, 2014 and approximately $1.6 million for the three months ended March 31, 2013.
Insurance Notes
During October of 2012 and 2013, the Forbes Group entered into promissory notes for the payment of insurance premiums in an aggregate principal amount outstanding as of March 31, 2014 and December 31, 2013 of approximately $3.0 million and $4.5 million, respectively. The Company signed a new insurance note effective October 15, 2013 for $5.9 million at an interest rate of 2.9%. The amount outstanding could be substantially offset by the cancellation of the related insurance coverage.

8. Fair Value of Financial Instruments
Fair value is defined as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.
The carrying amounts of cash and cash equivalents, accounts receivable-trade, accounts receivable-related parties, accounts receivable – other, accounts payable – trade, accounts payable – related parties, and insurance notes, approximate fair value because of the short maturity of these instruments. The fair values of third party notes and equipment notes approximate their carrying values, based on current market rates at which the company could borrow funds with similar maturities. (Level 2 in the fair value hierarchy).

	March 31, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
9.0% Senior Notes	$280,000	$280,700	$280,000	$275,800

The fair value of our 9% Senior notes is a level one input within the fair value hierarchy and is based on the dealer quoted market prices at March 31, 2014 and December 31, 2013, respectively.

9. Related Party Transactions
The Forbes Group enters into transactions with related parties in the normal course of conducting business. The following tables represent related party transactions.

	As of
	March 31, 2014	December 31, 2013
	(in thousands)
Related parties cash and cash equivalents balances:
Balance at Texas Champion Bank (1)	$895	$698
Balance at Brush Country Bank (2)	456	469

Related parties receivable:
Alice Environmental Services, LP/Alice Environmental Holding LLC (4)	$—	$1
Dorsal Services, Inc. (3)	61	61
Wolverine Construction, Inc. (7)	183	123
	$244	$185

Related parties payable:
Alice Environmental Services, LP/Alice Environmental Holding LLC (4)	$110	$218
Dorsal Services, Inc. (3)	42	256
Tasco Tool Services, Inc. (5)	—	16
JITSU Services, LLC (10)	—	30
Texas Quality Gate Guard Services, LLC (8)	—	29
Texas Water Disposal, LLC (11)	—	10
	$152	$559

	Three months ended March 31
	2014	2013
	(in thousands)
Related parties capital expenditures:
Resonant Technology Partners (6)	$—	$36
	$—	$36
Related parties revenue activity:
Alice Environmental Services, LP/Alice Environmental Holding LLC (4)	$1	$—
CJ Petroleum Service LLC (12)	—	—
Dorsal Services, Inc. (3)	2	17
Tasco Tool Services, Inc. (5)	—	20
Wolverine Construction, Inc. (7)	59	—
Texas Water Disposal LLC (11)	57	—
	$119	$37

Related parties expense activity:
Alice Environmental Services, LP/Alice Environmental Holding LLC (4)	$622	$463
Dorsal Services, Inc. (3)	193	22

Tasco Tool Services, Inc. (5)	70	9
FCJ Management, LLC (13)	9	9
Resonant Technology Partners (6)	—	93
JITSU Services, LLC (10)	61	101
Texas Quality Gate Guard Services, LLC (8)	—	65
Animas Holdings, LLC (9)	89	19
	$1,044	$781
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
(10)JITSU Services, LLC or JITSU, is a financial leasing company owned by Janet Forbes, a director of the Company and Mr. Crisp. The Company currently leases ten vacuum trucks from JITSU.
(11) Texas Water Disposal, LLC. is partially owned by a brother of Mr. Crisp, an executive officer and director of FES Ltd. Texas Water Disposal is a company that owns a salt water disposal well that is used by the Company.

10. Commitments and Contingencies

Concentrations of Credit Risk
FDIC insurance coverage is currently $250,000 per depositor at each financial institution, and our non-interest bearing cash balances exceeded federally insured limits. The Company restricts investment of temporary cash investments to financial institutions with high credit standings. The Company's customer base consists primarily of multi-national and independent oil and natural gas producers. The Company does not require collateral on its trade receivables. For the three months ended March 31, 2014 the Company's largest customer, five largest customers, and ten largest customers constituted 16.3%, 40.5%, and 55.3% of consolidated revenues, respectively. The loss of any one of our top five customers would have a materially adverse effect on the revenues and profits of the company. Further, our trade accounts receivable are from companies within the oil and natural gas industry and as such the Company is exposed to normal industry credit risks. As of March 31, 2014, the Company's largest customer, five largest customers, and ten largest customers constituted 13.2%, 36.3%, and 50.0% of accounts receivable, respectively. The Company continually evaluates its reserves for potential credit losses and establishes reserves for such losses.
Self-Insurance

The Company is self-insured under its Employee Group Medical Plan for the first $250,000 per individual. As of October 15, 2013, the Company purchased new auto liability and general liability insurance policies and is now self-insured for the first $0.5 million and $1.0 million, respectively, claimed under these policies. Incurred and unprocessed claims under all policies as of March 31, 2014 and December 31, 2013 amount to approximately $5.7 million and $1.2 million, respectively. These claims are unprocessed; therefore their values are estimated and included in accrued expenses in the accompanying consolidated balance sheets.

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

11. Supplemental Cash Flow Information

	Three months ended March 31
	2014	2013
	(in thousands)
Cash paid for
Interest	$338	$418
Income tax	$—	$—
Supplemental schedule of non-cash investing and financing activities
Changes in accounts payable related to capital expenditures	$(73)	$460
Capital leases on equipment	$257	$414
Preferred stock dividends and accretion costs	$10	$10

12. Earnings per Share
Basic earnings (loss) per share (“EPS”) is computed by dividing net income (loss) available to common shareholders by the weighted average common stock outstanding during the period. Diluted earnings (loss) per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock, such as options and convertible preferred stock, were exercised and converted into common stock. Potential common stock equivalents that have been issued by the Forbes Group relate to outstanding stock options and unvested restricted stock units which are determined using the treasury stock method, and the Series B Senior Convertible Preferred Stock (the "Series B Preferred Stock"), which are determined using the "if-converted" method. In applying the if-converted method, conversion is not assumed for purposes of computing diluted EPS if the effect would be antidilutive. As of March 31, 2014 and March 31, 2013, there were 1,398,625 and 1,845,175 options to purchase common stock outstanding, respectively and 588,059 Series B Senior Convertible Preferred Stock. The preferred stock is convertible at a rate of nine shares of common stock to one share of Series B Preferred Stock.
The Series B Preferred Stock are participating securities as they participate in undistributed earnings with common stock, whether that participation is conditioned upon the occurrence of a specified event or not. A participating security is included in the computation of basic EPS using the two-class method. Under the two-class method, basic EPS for the Company’s common stock is computed by dividing net income applicable to common shares by the weighted-average common stock outstanding during the period. Under the certificate of designation for our Series B Preferred Stock (the “Series B Certificate of Designation”), if at any time the Company declares a dividend in cash which is greater in value than five percent on a cumulative basis over the previous twelve month period of the then current “Common Share Fair Market Value,” as that term is defined in the Series B Certificate of Designation, the Series B Preferred Stock will be entitled to receive a dividend payable in cash equal to the amount in excess of five percent of the then Common Share Fair Market Value per common share they would have received if all outstanding Series B Preferred Stock had been converted into common shares. There were no earnings allocated to the Series B Preferred Stock for the quarters ended March 31, 2014 and 2013 since there was a net loss for those periods and earnings for the quarter were not in excess of amounts prescribed by the Series B Certificate of Designation for our Series B Preferred Stock. Diluted EPS for the Company’s common stock is computed using the more dilutive of the two-class method or the if-converted method. The following table sets forth the reconciliation of weighted average shares outstanding and diluted weighted average shares outstanding:

	Three months ended March 31,
	2014	2013
	(in thousands)
Weighted average shares outstanding	21,593	21,280
Dilutive effect of stock options and restricted stock	—	—
Dilutive effect of preferred stock	—	—
Diluted weighted average shares outstanding	21,593	21,280

There were 1,398,625 stock options, 739,380 units of unvested restricted stock, and 5,292,531 shares of common stock equivalents underlying the Series B Preferred Stock outstanding as of March 31, 2014 that were not included in the calculation of diluted EPS for the three months ended March 31, 2014 because their effect would have been antidilutive.
The following table sets forth the computation of basic and diluted loss per share:

	Three months ended March 31,
	2014	2013
	(in thousands, except per share amounts)
Basic and diluted:
Net loss	$(1,293)	$(2,726)
Preferred stock dividends and accretion	(194)	(194)
Net loss attributable to common shareholders	$(1,487)	$(2,920)
Weighted-average common shares	21,593	21,280
Basic and diluted net loss per share	$(0.07)	$(0.14)

13. Income Taxes
The Company’s tax benefit from application of the effective tax rate for the three months ended March 31, 2014 was estimated to be 29.1% based on pre-tax loss of $1.8 million. For the three months ended March 31, 2013, the Company's effective tax rate was an expense of 22.7%. The difference between the effective rate and 35.0% statutory rate is mainly due to Texas Margins Tax and non-deductible expenses.
The Forbes Group is subject to the Texas Margins Tax. The Texas Margins Tax is a tax equal to one percent of Texas-sourced revenue reduced by the greater of (a) cost of goods sold (as defined by Texas law), (b) compensation (as defined by Texas law) or (c) thirty percent of the Texas-sourced revenue. The Forbes Group accounts for the revised Texas Franchise tax in accordance with ASC 740, as the tax is derived from a taxable base that consists of income less deductible expenses. As of March 31, 2014, the annual franchise tax expense is estimated to be approximately $0.3 million for 2014.

14. Business Segment Information
The Forbes Group has determined that it has two reportable segments organized based on its products and services—well servicing and fluid logistics. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

Well Servicing
At March 31, 2014, our well servicing segment utilized our fleet of 168 owned well servicing rigs, which was comprised of 157 workover rigs and 11 swabbing rigs, as well as nine tubing testing units, five coiled tubing spreads, and related assets and equipment. These assets are used to provide (i) well maintenance, including remedial repairs and removal and replacement of downhole production equipment, (ii) well workovers, including significant downhole repairs, re-completions and re-perforations, (iii) completion and swabbing activities, (iv) plugging and abandonment services, and (v) pressure testing of oil and natural gas production tubing and scanning tubing for pitting and wall thickness using tubing testing units.
Fluid Logistics
The fluid logistics segment utilizes our fleet of owned or leased fluid transport trucks and related assets, including specialized vaccum, high pressure pump and tank trucks, frac tanks, salt water disposal wells and facilities, and related equipment. These assets are used to provide transport, store and dispose of a variety of drilling and produced fluids used in and generated by oil and natural gas production activities. These services are required in most workover and completion projects and are routinely used in the daily operation of producing wells.

The following tables set forth certain financial information from continuing operations with respect to the Company’s reportable segments for the three months ended March 31, 2014 and March 31, 2013:

	Three months ended March 31,
	Well Servicing	Fluid Logistics	Consolidated
2014	(in thousands)
Operating revenues	$69,093	$40,818	$109,911
Direct operating costs	52,403	30,361	82,764
Segment profits	$16,690	$10,457	$27,147
Depreciation and amortization	$5,885	$7,366	$13,251
Capital expenditures	2,345	3,798	6,143
Total assets	593,238	482,198	1,075,436
Long lived assets	196,151	139,325	335,476
2013
Operating revenues	$50,164	$51,574	$101,738
Direct operating costs	40,338	37,433	77,771
Segment profits	$9,826	$14,141	$23,967
Depreciation and amortization	$5,692	$7,310	$13,002
Capital expenditures	4,401	5,429	9,830
Total assets	538,877	472,078	1,010,955
Long lived assets	198,453	146,482	344,935

	Three months ended March 31,
	2014	2013
Reconciliation of the Forbes Group Operating Income (Loss) As Reported:	(in thousands)
Segment profits	$27,147	$23,967
General and administrative expense	8,475	7,334
Depreciation and amortization	13,251	13,002
Operating income	5,421	3,631
Other income and expenses, net	(7,245)	(6,991)
Loss from continuing operations before income taxes	$(1,824)	$(3,360)

	March 31, 2014	December 31, 2013
Reconciliation of the Forbes Group Assets As Reported:	(in thousands)
Total reportable segments	$1,075,436	$1,068,042
Elimination of internal transactions	(1,661,811)	(1,640,530)
Parent	1,079,857	1,073,046
Total assets	$493,482	$500,558

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

Series B Senior Convertible Preferred Stock
Under our Series B Certificate of Designation, we are authorized to issue 825,000 shares of Series B Senior Convertible Preferred Stock (the “Series B Preferred Stock”), par value $0.01 per share. On May 28, 2010 the Company completed a private placement of 580,800 shares of Series B Preferred Stock at a price per share of CAD $26.37 for an aggregate purchase price in the amount of approximately USD $14.5 million based on the exchange rate between U.S. dollars and Canadian dollars then in effect of $1.00 to CDN $1.0547. The Company received net proceeds of USD $13.8 million after closing fee paid to investors of USD $0.3 million and legal fees and other offering costs of USD $0.4 million. This is presented as temporary equity on the balance sheet. The common stock into which the Series B Preferred Stock is convertible has certain demand and “piggyback” registration rights.
The Company paid a closing fee to the Investors of $0.3 million which is netted with the proceeds from the sale of the Series B Preferred Stock in temporary equity on the consolidated balance sheet. The value of the Series B Preferred Stock, for accounting purposes, is being accreted up to redemption value from the date of issuance to the earliest redemption date of the instrument using the effective interest rate method. If the Series B Preferred Stock had been redeemed as of March 31, 2014 and December 31, 2013, the redemption amount applicable at each date would have been approximately $14.6 million.

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
Preferred stock dividends are recorded at their fair value. If paid in cash, the amount paid represents fair value. If paid in kind, the fair value of the preferred stock dividends is determined using valuation techniques that include a component representing the intrinsic value of the dividends (which represents the fair value of the common stock into which the preferred stock could be converted) and an option component (which is determined using a Black-Scholes Option Pricing Model). Dividends and accretion for the three months ended March 31, 2014 and March 31, 2013 was $0.2 million in each period. The Company has paid in cash all required quarterly dividends through March 31, 2014.

16. Discontinued Operations
On January 12, 2012, the Company completed the previously announced sale of substantially all of its assets located in Mexico, as well as its equity interest in Forbes Energy Services México Servicios de Personal, S. de R.L. de C.V., for aggregate cash consideration of approximately $30.0 million (excluding amounts paid to cover certain Mexican taxes). The Company recognized a gain on disposal of approximately $2.9 million in 2012 on this transaction.

The following table presents the results of discontinued operations:

	Three months ended March 31,
	2014	2013
	(in thousands)
Revenues	$—	$—
Expenses
General and administrative	—	195
Total expenses	—	195
Operating loss	—	(195)
Loss before income taxes	—	(195)
Income tax benefit	—	(68)
Net loss	$—	$(127)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with the audited consolidated financial statements for the year ended December 31, 2013 included in our Annual Report on Form 10-K. Any forward-looking statements made by or on our behalf are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Readers are cautioned that such forward-looking statements involve risks and uncertainties in that the actual results may differ materially from those projected in the forward-looking statements. Important factors that could cause actual results to differ include risks set forth in the Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2013.
Overview
Forbes Energy Services Ltd., or FES Ltd., is an independent oilfield services contractor that provides a wide range of well site services to oil and natural gas drilling and producing companies to help develop and enhance the production of oil and natural gas. These services include fluid hauling, fluid disposal, well maintenance, completion services, workovers and re-completions, plugging and abandonment, and tubing testing. Our operations are concentrated in the major onshore oil and natural gas producing regions of Texas, with additional locations in Mississippi, in Pennsylvania and, prior to the disposition of our assets in Mexico in January 2012, in Mexico. We believe that our broad range of services, which extends from initial drilling, through production, to eventual abandonment, is fundamental to establishing and maintaining the flow of oil and natural gas throughout the life cycle of our customers’ wells. Our headquarters and executive offices are located at 3000 South Business Highway 281, Alice, Texas 78332. We can be reached by phone at (361)664-0549.
As used in this Quarterly Report on Form 10-Q, the “Company,” the “Forbes Group,” “we,” and “our” mean FES Ltd. and its subsidiaries, except as otherwise indicated.
We currently provide a wide range of services to a diverse group of companies. Through the three months ended March 31, 2014, we provided services to over 595 companies. Our blue-chip customer base includes Anadarko Petroleum Corporation, Chesapeake Energy Corporation, ConocoPhillips Company, and Shell Oil Company, among others. John E. Crisp, Charles C. Forbes, Jr. and our senior management team, have cultivated deep and ongoing relationships with these customers during their average of over 37 years of experience in the oilfield services industry. For the three months ended March 31, 2014, we generated consolidated revenues of approximately $109.9 million.
We currently conduct our operations through the following two business segments:

•
Well Servicing. Our well servicing segment comprised 62.9% of consolidated revenues for the three months ended March 31, 2014. At March 31, 2014, our well servicing segment utilized our modern fleet of 168 well servicing rigs, which was comprised of 157 workover rigs and 11 swabbing rigs, as well as five coiled tubing spreads, nine tubing testing units, and related assets and equipment. These assets are used to provide (i) well maintenance, including remedial repairs and removal and replacement of downhole production equipment, (ii) well workovers, including significant downhole repairs, re-completions and re-perforations, (iii) completion and swabbing activities, (iv) plugging and abandonment services, and (v) pressure testing of oil and natural gas production tubing and scanning tubing for pitting and wall thickness using tubing testing units.

•
Fluid Logistics. Our fluid logistics segment comprised 37.1% of consolidated revenues for the three months ended March 31, 2014. Our fluid logistics segment utilized our fleet of owned or leased fluid transport trucks and related assets, including specialized vacuum, high-pressure pump and tank trucks, hot oil trucks, frac tanks, fluid mixing tanks, salt water disposal wells and facilities, and related equipment. These assets are used to provide, transport, store, and dispose of a variety of drilling and produced fluids used in, and generated by, oil and natural gas production. These services are required in most workover and completion projects and are routinely used in daily operations of producing wells.

We believe that our two business segments are complementary and create synergies in terms of selling opportunities. Our multiple lines of service are designed to capitalize on our existing customer base to grow it within existing markets, generate more business from existing customers, and increase our operating performance. By offering our customers the ability to reduce the number of vendors they use, we believe that we help improve our customers’ efficiency. This is demonstrated by the fact that 81.7% of our revenues for the three months ended March 31, 2014 were from customers that utilized services of both of our business segments. Further, by having multiple service offerings that span the life cycle of the well, we believe that we have a competitive advantage over smaller competitors offering more limited services.

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

Workover Rig Rates

Our well servicing segment revenues are dependent on the prevailing market rates for workover rigs. Rates and utilization for workover rigs increased slightly through the first quarter 2014. Composite rates for the first quarter of 2014 increased slightly compared to the rate levels in the fourth quarter of 2013.

Fluid Logistics Rates

Our fluid logistics segment revenues are dependent on the prevailing market rates for fluid transport trucks and the related assets, including specialized vacuum, high-pressure pump and tank trucks, hot oil trucks, frac tanks, fluid mixing tanks and salt water disposal wells. Pricing and utilization decreased through 2013 and continued to decrease through the first quarter of 2014. We believe that pricing and utilization have decreased, in part, due to more efficient drilling processes by our customers and from excess equipment available in the market, which has resulted in price reductions and certain lost customer opportunities.

Operating Expenses
During 2014, labor rates have been relatively stable in our fluid logistics and well servicing segments. Employee headcount continues to decrease in our fluid logistics segment driving down labor costs in that segment. Headcount in the well servicing segment has increased slightly which has increased labor costs in that segment. We also experienced higher parts and supplies costs related to coil tubing units. Future earnings and cash flows will be dependent on our ability to manage our overall cost structure and either maintain our existing prices or obtain price increases from our customers as our operating costs increase.

Equipment rental and lease costs continue to be a significant component of our operating expenses. During the first quarter of 2014, we did not enter into any additional operating leases. However, we expect that we will continue to meet certain equipment needs through rental or leasing arrangements.

Capital Expenditures

During the first quarter of 2014 we received one swabbing rig, 18 additional hot oil trucks and other well servicing equipment and incurred the associated costs of placing this equipment in service. In addition, the Company continues to evaluate salt water disposal well and facility locations to better serve its customers. We have also ordered one additional coiled tubing spread that we expect to receive in the second quarter of 2014.

Results of Operations

The following discussion, as well as the discussion found under "Liquidity and Capital Resources", compares our consolidated financial information for the three months ended March 31, 2014 to the three months ended March 31, 2013
Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013
The following table compares our operating results for the three months ended March 31, 2014 and 2013 (in thousands, except percentages). Operating expenses exclude general and administrative expenses, depreciation, and amortization.

	Revenue		Operating Expenses, excluding depreciation and amortization
	2014	2013	2014	% of revenues	2013	% of revenue	Change	% Change
Well Servicing	$69,093	$50,164	$52,403	75.8%	$40,338	80.4%	$12,065	29.9%
Fluid Logistics	40,818	51,574	30,361	74.4%	37,433	72.6%	(7,072)	(18.9)%
Total	$109,911	$101,738	$82,764	75.3%	$77,771	76.4%	$4,993	6.4%
The following table compares segment profits for the three months ended March 31, 2014 and 2013 (in thousands, except percentages).

	2014		2013
	Amount	Gross margin % (1)	Amount	Gross margin % (1)
Well servicing	$16,690	24.2%	$9,826	19.6%
Fluid logistics	10,457	25.6%	14,141	27.4%
Total	$27,147	24.7%	$23,967	23.6%
(1) Excluding depreciation and amortization
Consolidated Revenues. The increase in consolidated revenues is a result of increased activity in the well servicing segment offset by decreased activity in the fluid logistics segment in the first quarter of 2014 as compared to 2013.
Well Servicing. Revenues from the well servicing segment increased due to an increase in rig hours as well as higher utilization of our coiled tubing services. We utilized 168 and 162 well service rigs as of March 31, 2014 and March 31, 2013, respectively, and utilized five and four coiled tubing spreads as of March 31, 2014 and March 31, 2013, respectively.
Fluid Logistics. Revenues from the fluid logistics segment decreased due to a decrease in trucking hours and rates for the three months ended March 31, 2014 when compared to the same period ending March 31, 2013. Billable trucking hours decreased during the three months ended March 31, 2014 approximately 22.6% when compared to the three months ended March 31, 2013. Utilization and rate decreases resulted, in part, from more efficient drilling processes by our customers and from excess equipment available in the market, which has resulted in certain lost customer opportunities. Our principal fluid logistics assets at March 31, 2014 and March 31, 2013 were as follows:

	March 31
	2014	2013
Fluid logistics segment:
Vacuum trucks	480	476
High-pressure pump trucks	21	21
Hot Oil Trucks	23	1
Other heavy trucks	88	84
Frac tanks	2,997	3,219
Fluid mixing tanks	274	107
Salt water disposal wells	24	24

Consolidated Operating Expenses. The decrease in operating expenses as a percentage of revenue in the three months ending March 31, 2014 compared to the three months ending March 31, 2013 was due to the increases in revenue in the well servicing and a decrease in operating expenses in the fluid logistics segment which increased the overall gross margin.
Well Servicing. The well servicing segment direct operating expenses decreased 4.6% as a percentage of revenue for the three months ending March 31, 2014 compared to the three months ending March 31, 2013.  This decrease is due primarily to higher overall rig utilization in the first quarter of 2014, offset by slight increases in parts and supplies related to coiled tubing unit repairs.
Fluid Logistics. Expenses for the fluid logistics segment increased 1.8% as a percentage of revenue for the three months ending March 31, 2014 compared to the same period in 2013. This was attributable to a drop in revenues resulting from decreased hours and lower frac tank rental rates as reductions in operational expenses typically lag the reductions in revenue. These results stemmed from continued industry pressure on hours and pricing due primarily to excess equipment available in the market.

General and Administrative Expenses. General and administrative expenses increased by approximately $1.2 million, to $8.5 million for the three months ended March 31, 2014 as compared to the same period in 2013. General and administrative expense as a percentage of revenues was 7.7% and 7.2% for the three months ended March 31, 2014 and March 31, 2013, respectively. The primary reasons for the increase were increases in wages of $0.5 million, due to both headcount increases and raises as well as an increase of $0.2 million in stock compensation expense. The remaining increase was due to small changes in minor general and administrative accounts.
Depreciation and Amortization. Depreciation and amortization expenses increased by $0.2 million, or 1.9%, to $13.3 million. The additional depreciation expense resulted from equipment purchased in 2013 and 2014.
Interest and Other Expenses. Interest and other expenses increased approximately $0.3 million comparing the three months ended March 31, 2014 to the same period in the prior year. The slight increase was due to slightly increased debt related to insurance and leases as compared to 2013.
Income Taxes. We recognized an income tax benefit of $0.6 million and $0.8 million for the three months ended March 31, 2014 and March 31, 2013, respectively. Our effective tax rate for the three months ended March 31, 2014 is 29.1% compared to 22.7% for the same period in the prior year.

Liquidity and Capital Resources
Overview
We have historically funded our operations, including capital expenditures with bank borrowings, vendor financings, cash flow from operations, the issuance of senior notes and the proceeds from our public and private equity offerings.
As of March 31, 2014, we had $24.2 million in cash and cash equivalents, $297.1 million in contractual debt and capital leases and $14.2 million of accounts payable related to equipment. Also, as of March 31, 2014, we had 588,059 outstanding shares of Series B Senior Convertible Preferred Stock, which is reflected in the balance sheet as temporary equity in an amount of $14.6 million. During periods when the Company's common stock maintains a five day volume weighted average trading price above $3.33 per share, the Series B Preferred Stock is redeemable, in whole or in part, at the Company's option for a price of $25 per share, plus accrued and unpaid dividends. Nevertheless, if the Company elects to redeem the Series B Preferred Stock, the holders thereof would have the opportunity prior to redemption to convert each share of the Series B Preferred Stock into nine shares of common stock. In May 2017, the Company is required to redeem the Series B Preferred Stock at 95% of the fair market value of the common stock as determined in accordance with the certificate of designation of the Series B Preferred Stock.
The $297.1 million in contractual debt was comprised of $280.0 million in senior notes and $17.1 million in notes and/or capital leases on equipment and insurance notes. Of our total debt, $289.0 million of the outstanding contractual debt was classified as long-term debt and $8.1 million was short-term debt outstanding or the current portion of long-term debt. In addition, we have $4.3 million of non interest bearing short-term equipment vendor financings for well servicing rigs and other equipment included in accounts payable. The $17.1 million in equipment and insurance notes consisted of $14.2 million in equipment notes and $2.9 million in insurance notes related to our general liability, workers compensation, and other insurances. We incurred $6.1 million for capital equipment acquisitions during the three months ended March 31, 2014, compared to $9.8 million for the three months ended March 31, 2013.
In June 2011, we issued $280.0 million aggregate principal amount of 9% Senior Notes.
On September 9, 2011, we entered into a loan and security agreement with certain lenders and Regions Bank, as agent for the secured parties, or the Agent. This loan and security agreement was amended, in December 2011, July 2012 and July 2013. The loan and security agreement initially provided for an asset based revolving credit facility with a maximum initial credit of $75 million, subject to borrowing base availability, and other limitations. The third amendment increased the maximum borrowing credit to $90.0 million, subject to borrowing base availability, any reserves established by the facility agent in its discretion, compliance with a fixed coverage charge ratio covenant if availability under the facility falls below certain thresholds and, for borrowings above $75.0 million, compliance with the debt incurrence covenant in the indenture governing the 9% Senior Notes this indenture covenant prohibits the incurrence of debt except for certain limited exceptions, including indebtedness incurred under the permitted credit facility debt basket to the greater of $75.0 million or 18% of our Consolidated Tangible Assets (as defined in the indenture governing the 9% Senior Notes) reported for the last fiscal quarter for which financial statements are available. Under the indenture governing the 9% Senior Notes, Consolidated Tangible Assets is defined as our total assets, determined on a consolidated basis in accordance with GAAP, excluding unamortized debt discount and expenses and other unamortized deferred charges, to the extent such items are non-cash expenses or charges, goodwill, patents, trademarks, service marks, trade names, copyrights and other items properly classified as intangibles in accordance with GAAP. As of March 31, 2014, 18% of our Consolidated Tangible Assets was approximately $83.3 million. Under the loan and security agreement, our borrowing base at any time is equal to (i) 85% of eligible accounts, which are determined by Agent in its reasonable discretion, plus (ii) the lesser of 85% of the appraised value, subject to certain adjustments, of our well servicing equipment that has been properly pledged and appraised, is in good operating condition and is located in the United States, or 100% of the net book value of such equipment, minus(iii) any reserves established by the Agent in its reasonable discretion. As of March 31, 2014, borrowing base was $90 million and borrowing availability was $77.4 million. As amended, the loan and security agreement has a stated maturity of July 26, 2018.
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

As of March 31, 2014, there were no amounts drawn and $5.9 million in outstanding letters of credit outstanding against the facility.

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
Should we fail to satisfy our obligations under the indenture governing the 9% Senior Notes, the loan agreement governing our credit facility and any future debt agreements we may enter into could constitute an event of default under one or more of such agreements. Further, due to cross-default provisions in our debt agreements, a default and acceleration of our outstanding debt under one debt agreement may result in the default and acceleration of outstanding debt under the other debt agreements. Accordingly, an event of default could result in all or a portion of our outstanding debt becoming immediately due and payable. If this should occur, we might not be able to obtain waivers or secure alternative financing to satisfy all of our obligations simultaneously. Our ability to access the capital markets or to consummate any asset sales might be restricted at a time when we would like or need to raise capital. These events could have a material adverse effect on our business, financial position, results of operations and cash flows and our ability to satisfy our obligations.
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

Cash Flows from Operating Activities

Net cash provided by operating activities totaled $5.6 million for the three months ended March 31, 2014, compared to $23.5 million for the three months ended March 31, 2013. The decrease in cash provided by operating activities of $17.9 million for the three months ending March 31, 2014 was primarily due to various changes in working capital in the normal course of business primarily related to accounts receivable and accounts payable.

Cash Flows from Investing Activities

Cash flows used in investing activities was $6.0 million for the three months ending March 31, 2014 compared to $8.1 million for the same period in 2013. The change was primarily related to a reduction in the purchase of property and equipment which decreased from $8.7 million for the three months ended March 31, 2013 compared to $6.0 million for the current period. Our capital expenditures for the first quarter of 2014 were $6.1 million. This was comprised of additions to our fluid logistics segment of approximately $3.8 million and additions to our well servicing segment of approximately $2.3 million. Additions to the fluid logistics segment was primarily hot oil trucks. Additions to the well servicing segment included well servicing rig equipment, vehicles, coiled tubing equipment, and other ancillary equipment. In addition, we have a coiled tubing spread on order that we expect will be delivered during the second quarter of 2014. As discussed in more detail above, our ability to seek additional financing may be restricted by certain of our debt covenants.

Cash Flows from Financing Activities

Cash flows used in financing activities was stable for both the three months ended March 31, 2014 and March 31, 2013 at $1.8 million.

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

Contractual Obligations and Financing

In May 2017, the Company is required to redeem any of its shares of Series B Preferred Stock then outstanding. Such mandatory redemption may, at the Company’s election, be paid in cash or common stock (valued for such purpose at 95% of the then fair market value of the common stock). As of March 31, 2014 we had 588,059 shares of Series B Preferred Stock outstanding.

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

There have been no material changes to the market risk disclosures set forth in Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2014, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures over financial reporting were effective.

Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13-a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

There are no pending material legal proceedings, and the Forbes Group is not aware of any material threatened legal proceedings, to which the Forbes Group is a party or to which its property is subject.

Item 1A.	Risk Factors

There were no material changes from the risk factors previously disclosed in the registrant’s Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Default Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Certificate of Correction to Certificate of Formation

On May 14, 2014, the Company, with approval of the Company’s board of directors, filed a Certificate of Correction with the Secretary of State of the State of Texas, or the Secretary of State, in order to correct a clerical error in Article Seven of the Certificate of Formation concerning the total number of shares of all classes of stock that the Company is authorized to issue included in the Certificate of Formation of the Company filed with the Secretary of State on August 12, 2011.
Article Seven of the Certificate of Formation prior to the correction provided that the total number of shares of all classes of stock that the Company is authorized to issue is fifty-five million (55,000,000) shares, consisting of one hundred twelve million five hundred thousand (112,500,000) shares of common stock, $0.04 par value per share, and ten million (10,000,000) shares of preferred stock, $0.01 par value per share. The Certificate of Correction corrects Article Seven of the Certificate of Formation by providing that the total number of shares of all classes of stock that the Company is authorized to issue is one hundred twenty-two million five hundred thousand (122,500,000) shares, consisting of one hundred twelve million five hundred thousand (112,500,000) shares of common stock, $0.04 par value per share, and ten million (10,000,000) shares of preferred stock, $0.01 par value per share.
Recoupment Clawback Agreements

On May 13, 2014, the Company entered into agreements with its executive officers whereby each of such executive officer agreed to comply with the Company’s policy to recover incentive-based compensation paid to any executive officer as required by the provisions of the Dodd-Frank Act, any regulations or rules promulgated thereunder, or any other “clawback” provision required by applicable law or the listing standards of the NASDAQ Global Market.

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

3.2	—	Amended and Restated Bylaws of Forbes Energy Services Ltd. (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 8-A filed August 12, 2011).
3.3*	—	Certificate of Correction to Certificate of Conversion as filed with the Secretary of the State of the State of Texas, effective May 14, 2014.
4.1	—
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

4.6	—	Specimen Certificate for the Company’s common stock, $0.04 par value (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form 8-A filed August 12, 2011).
10.1*	—	Form of Recoupment Clawback Executive Acknowledgement.
31.1*	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).
31.2*	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).
32.1*	—	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	—	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	—	Interactive Data Files
 _________________________

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORBES ENERGY SERVICES LTD.

May 14, 2014	By:	/s/ JOHN E. CRISP
John E. Crisp Chairman, Chief Executive Officer and President (Principal Executive Officer)

May 14, 2014	By:	/S/ L. MELVIN COOPER
L. Melvin Cooper Senior Vice President, Chief Financial Officer and Assistant Secretary (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Number		Description of Exhibits
2.1	—
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

3.2	—	Amended and Restated Bylaws of Forbes Energy Services Ltd. (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 8-A filed August 12, 2011).
3.3*	—	Certificate of Correction to Certificate of Conversion, as filed with the Secretary of State of the State of Texas, effective May 14, 2014.
4.1	—
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

4.6	—	Specimen Certificate for the Company’s common stock, $0.04 par value (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form 8-A filed August 12, 2011).
10.1*	—	Form of Recoupment Clawback Executive Acknowledgement.
31.1*	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).
31.2*	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).
32.1*	—	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	—	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	—	Interactive Data Files
 _________________________

*	Filed herewith.