Form 10-Q
period 2014-06-30
Forbes Energy Services Ltd.
filed 2014-08-14
CIK 1434842

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________________________
Form 10-Q
__________________________________________________________
Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    ☐  Yes    ☒  No
Shares outstanding of each of the registrant’s classes of common stock as of August 12, 2014:

Class	Outstanding as of August 12, 2014
Common Stock, $.04 par value	21,791,723

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements

Forbes Energy Services Ltd.
Condensed Consolidated Balance Sheets (unaudited)
(in thousands, except per share amounts)

	June 30, 2014	December 31, 2013
Assets
Current assets
Cash and cash equivalents	$16,762	$26,409
Accounts receivable - trade, net of allowance of $3.7 million and $4.0 million for 2014 and 2013, respectively	95,233	82,209
Accounts receivable - related parties	342	185
Accounts receivable - other	326	592
Prepaid expenses and other	8,885	14,004
Total current assets	121,548	123,399
Property and equipment, net	334,229	341,869
Intangible assets, net	23,723	25,154
Deferred financing costs, net of accumulated amortization of $4.8 million and $3.7 million for 2014 and 2013, respectively	5,790	6,860
Restricted cash	1,381	1,380
Other assets	1,767	1,896
Total assets	$488,438	$500,558
Liabilities and Shareholders’ Equity
Current liabilities
Current portions of long-term debt	$7,148	$9,374
Accounts payable - trade	20,790	27,016
Accounts payable - related parties	164	559
Accrued dividends	61	61
Accrued interest payable	1,260	1,367
Accrued expenses	17,427	14,727
Total current liabilities	46,850	53,104
Long-term debt, net of current portion	287,851	290,266
Deferred tax liability	20,138	21,610
Total liabilities	354,839	364,980
Commitments and contingencies (Note 10)
Temporary equity
Series B senior convertible preferred shares	14,580	14,560
Shareholders’ equity
Common stock, $.04 par value, 112,500 shares authorized, 21,766 and 21,474 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	871	859
Additional paid-in capital	194,303	193,527
Accumulated deficit	(76,155)	(73,368)
Total shareholders’ equity	119,019	121,018
Total liabilities and shareholders’ equity	$488,438	$500,558
The accompanying notes are an integral part of these condensed consolidated financial statements.

Forbes Energy Services Ltd.
Condensed Consolidated Statements of Operations (unaudited)
(in thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30
	2014	2013	2014	2013
Revenues
Well servicing	$70,356	$54,633	$139,449	$104,797
Fluid logistics	42,819	49,049	83,637	100,623
Total revenues	113,175	103,682	223,086	205,420
Expenses
Well servicing	54,046	42,504	106,449	82,842
Fluid logistics	31,582	34,445	61,943	71,878
General and administrative	9,096	7,617	17,571	14,951
Depreciation and amortization	13,555	13,195	26,806	26,197
Total expenses	108,279	97,761	212,769	195,868
Operating income	4,896	5,921	10,317	9,552
Other income
Interest income	5	1	6	5
Interest expense	(6,953)	(7,022)	(14,200)	(14,017)
Loss from continuing operations before taxes	(2,052)	(1,100)	(3,877)	(4,460)
Income tax benefit	(559)	(434)	(1,090)	(1,195)
Loss from continuing operations	(1,493)	(666)	(2,787)	(3,265)
Loss from discontinued operations, net of tax benefit of $0, $59, $0, and $126, respectively	—	(109)	—	(236)
Net loss	(1,493)	(775)	(2,787)	(3,501)
Preferred stock dividends	(194)	(194)	(388)	(388)
Net loss attributable to common shareholders	$(1,687)	$(969)	$(3,175)	$(3,889)
Loss per share of common stock from continuing operations
Basic and diluted loss per share	$(0.08)	$(0.04)	$(0.15)	$(0.17)
Loss per share of common stock from discontinued operations
Basic and diluted loss per share	$—	$(0.01)	$—	$(0.01)
Loss per share of common stock
Basic and diluted loss per share	$(0.08)	$(0.05)	$(0.15)	$(0.18)
Weighted average number of shares outstanding
Basic and diluted	21,753	21,364	21,678	21,331
The accompanying notes are an integral part of these condensed consolidated financial statements.

Forbes Energy Services Ltd.
Condensed Consolidated Statements of Changes in Shareholders’ Equity (unaudited)
(in thousands)

	Temporary Equity
	Preferred Shares		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance: December 31, 2013	588	$14,560	21,474	$859	$193,527	$(73,368)	$121,018
Share-based compensation	—	—	—	—	964	—	964
Net loss	—	—	—	—	—	(2,787)	(2,787)
Common shares issued under stock plan:
Issuance of restricted stock	—	—	292	12	200	—	212
Preferred shares dividends and accretion	—	20	—	—	(388)	—	(388)
Balance: June 30, 2014	588	$14,580	21,766	$871	$194,303	$(76,155)	$119,019
The accompanying notes are an integral part of these condensed consolidated financial statements.

Forbes Energy Services Ltd.
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Six months ended June 30
	2014	2013
Cash flows from operating activities:
Net loss	$(2,787)	$(3,501)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	26,806	26,197
Share-based compensation	1,980	1,628
Deferred tax benefit	(1,472)	(1,243)
(Gain) loss on disposal of assets, net	(27)	409
Bad debt expense	336	730
Amortization of deferred financing cost	1,070	737
Changes in operating assets and liabilities:
Accounts receivable	(13,086)	10,004
Accounts receivable - related party	(158)	(18)
Prepaid expenses and other assets	2,197	(1,581)
Accounts payable - trade	(9,586)	(2,675)
Accounts payable - related party	(395)	(29)
Accrued expenses	2,250	(1,373)
Net cash provided by operating activities	7,128	29,285
Cash flows from investing activities:
Proceeds from sale of property and equipment	190	982
Purchases of property and equipment	(13,682)	(17,390)
Change in restricted cash	(1)	60
Net cash used in investing activities	(13,493)	(16,348)
Cash flows from financing activities:
Payments of debt	(2,447)	(2,942)
Payment of tax withholding obligations related to restricted stock	(467)	(57)
Dividends paid on Series B Senior Convertible Preferred Shares	(368)	(368)
Net cash used in financing activities	(3,282)	(3,367)
Effect of currency translation on cash and cash equivalents	—	2
Net increase (decrease) in cash and cash equivalents	(9,647)	9,572
Cash and cash equivalents:
Beginning of period	26,409	17,619
End of period	$16,762	$27,191
The accompanying notes are an integral part of these condensed consolidated financial statements.

Forbes Energy Services Ltd.
Notes to Condensed Consolidated Financial Statements

1. Organization and Nature of Operations
Nature of Business
Forbes Energy Services Ltd., or FES Ltd is an independent oilfield services contractor that provides a wide range of well site services to oil and natural gas drilling and producing companies to help develop and enhance the production of oil and natural gas. These services include fluid hauling, fluid disposal, well maintenance, completion services, workovers and re-completions, plugging and abandonment, and tubing testing. Our operations are concentrated in the major onshore oil and natural gas producing regions of Texas, with additional locations in Mississippi, in Pennsylvania. We believe that our broad range of services, which extends from initial drilling, through production, to eventual abandonment, is fundamental to establishing and maintaining the flow of oil and natural gas throughout the life cycle of our customers' wells. Our headquarters and executive offices are located at 3000 South Business Highway 281, Alice, Texas 78332. We can be reached by phone at (361) 664-0549.

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

3. Basis of Presentation
Interim Financial Information
The unaudited condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America, or “GAAP” for interim financial reporting. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted. Therefore, these condensed consolidated financial statements should be read along with the annual audited consolidated financial statements and notes thereto included in Forbes Group’s Annual Report on Form 10-K for the year ended December 31, 2013. In management’s opinion, all adjustments necessary for a fair statement are reflected in the interim periods presented. Interim results for the three and six months ended June 30, 2014 may not be indicative of results that will be realized for the full year ending December 31, 2014. All significant intercompany accounts and transactions have been eliminated in consolidation.
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

Recent Accounting Pronouncements

In April 2014, the FASB issued ASU No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity" ("ASU 2014-08"). ASU 2014-08 raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. It is effective for annual periods beginning on or after December 15, 2014. Early adoption is permitted, but only for disposals that have not been reported in previously issued financial statements. The Company does not believe this pronouncement will have a material impact on its consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 provides a framework that replaces the existing revenue recognition guidance. It is effective for annual periods beginning after December 15, 2016, including interim periods within that reporting period, however, ASU No. 2014-09 requires retrospective application. Forbes Group has not yet determined if this pronouncement will have a material impact on its consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-12,  “Compensation-Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.” ASU 2014-12 requires a reporting entity to treat a performance target that affects vesting and that could be achieved after the requisite service period as a performance condition. It is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted. ASU 2014-12 may be adopted either prospectively for share-based payment awards granted or modified on or after the effective date, or retrospectively, using a modified retrospective approach. The modified retrospective approach would apply to share-based payment awards outstanding as of the beginning of the earliest annual period presented in the financial statements on adoption, and to all new or modified awards thereafter. Forbes Group has not yet determined if this pronouncement will have a material impact on its consolidated financial statements.

4. Intangible Assets
Our major classes of intangible assets subject to amortization consist of our customer relationships, trade names, safety training program and dispatch software. The Company expenses costs associated with extensions or renewals of intangible assets. There were no such extensions or renewals in the six months ended June 30, 2014 or 2013. Amortization expense is calculated using the straight-line method over the period indicated. Amortization expense for each of the three months ended June 30, 2014 and 2013 was $0.7 million and for each of the six months ended June 30, 2014 and 2013 was $1.4 million. Estimated amortization expense for the years 2014 through 2017 is $2.9 million per year and in 2018 is $2.7 million. The weighted average amortization period remaining for intangible assets is 8.3 years.

The following sets forth the identified intangible assets by major asset class:

		As of June 30, 2014			As of December 31, 2013
	Useful Life (years)	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
		(in thousands)
Customer relationships	15	$31,896	$(13,822)	$18,074	$31,896	$(12,758)	$19,138
Trade names	15	8,050	(3,488)	4,562	8,050	(3,220)	4,830
Safety training program	15	1,182	(512)	670	1,182	(473)	709
Dispatch software	10	1,135	(738)	397	1,135	(681)	454
Other	10	58	(38)	20	58	(35)	23
		$42,321	$(18,598)	$23,723	$42,321	$(17,167)	$25,154

5. Share-Based Compensation

Incentive Compensation Plans

From time to time, the Company grants stock options, restricted stock units, or other awards to its employees, including executive officers, and directors. As of June 30, 2014, there were 1,136,819 shares available for future grants under the Company's 2012 Incentive Compensation Plan, or the 2012 Plan. There have been no stock option awards issued under the 2012 Plan.

Stock Options

The following table presents a summary of the Company’s stock option activity for the six months ended June 30, 2014.

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at December 31, 2013	1,400,425	$6.99
Stock options:
Granted	—
Exercised	—
Forfeited	(251,800)	2.65
Options outstanding at June 30, 2014	1,148,625	$7.94	5.94 years	$439,556
Exercisable at June 30, 2014	962,475	$7.70	5.71 years	$439,556
During the three months ended June 30, 2014 and 2013, the Company recorded total stock-based compensation expense related to stock options of $0.4 million and $0.6 million, respectively. During the six months ended June 30, 2014 and 2013, the Company recorded total stock-based compensation expense related to stock options of $0.9 million and $0.9 million, respectively. There was no stock-based compensation cost capitalized for the three or six months ended June 30, 2014 or 2013. As of June 30, 2014, total unrecognized stock-based compensation cost for stock options amounted to $0.3 million (net of estimated forfeitures) and is expected to be recorded over a weighted-average period of 0.2 years.

A summary of the status of the Company's nonvested options as of December 31, 2013, and the changes during the six months ended June 30, 2014, is presented below.

	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at December 31, 2013	186,150	$9.16
Granted	—
Vested	—
Forfeited	—
Nonvested at June 30, 2014	186,150	$9.16

Restricted Stock Units
    The following table presents a summary of restricted stock unit grant activity for the period ended June 30, 2014:

	Number of Units	Grant Date Average Fair Value Per Unit
Outstanding at December 31, 2013	674,789	$3.49
Granted	461,527	3.85
Vested	(450,868)	3.79
Forfeited	—
Nonvested at June 30, 2014	685,448	$3.53
In the six months ended June 30, 2014, participants utilized a net withholding exercise method, in which restricted stock units were surrendered to cover payroll withholding tax. The total pretax cash outflow, as included in withholding tax payments in our condensed consolidated statements of cash flows, for this net withholding exercise was $0.5 million.
Stock compensation expense for the restricted stock units granted for the three months ended June 30, 2014 and 2013 was $0.4 million and $0.4 million, respectively. Stock compensation expense for the restricted stock units for the six months ended June 30, 2014 and 2013 was $0.8 million, and $0.7 million respectively. The remaining compensation expense of $2.2 million will be recognized over a weighted-average period of 2.4 years.

6. Property and Equipment
Property and equipment consisted of the following:

	Estimated Life in Years	June 30, 2014	December 31, 2013
		(in thousands)
Well servicing equipment	3-15 years	$418,904	$417,124
Autos and trucks	5-10 years	114,423	103,443
Disposal wells	5-15 years	38,006	37,867
Building and improvements	5-30 years	16,955	13,544
Furniture and fixtures	3-15 years	5,805	5,395
Land		1,452	1,876
		595,545	579,249
Accumulated depreciation		(261,316)	(237,380)
		$334,229	$341,869
Depreciation expense was $12.9 million and $25.4 million for the three and six months ended June 30, 2014, respectively, and $12.5 million and $24.8 million for the three and six months ended June 30, 2013, respectively.

7. Long-Term Debt
Long-term debt at June 30, 2014 and December 31, 2013 consisted of the following:

	June 30, 2014	December 31, 2013
	(in thousands)
9% Senior Notes	$280,000	$280,000
Third party equipment notes and capital leases	13,518	15,109
Insurance notes	1,481	4,531
	294,999	299,640
Less: Current portion	(7,148)	(9,374)
	$287,851	$290,266
9% Senior Notes
On June 7, 2011, FES Ltd issued $280.0 million in principal amount of 9% Senior Notes due 2019 (the “9% Senior Notes”). The 9% Senior Notes mature on June 15, 2019, and require semi-annual interest payments, in arrears, at an annual rate of 9% on June 15 and December 15 of each year, until maturity commencing December 15, 2011. No principal payments are due until maturity.
The 9% Senior Notes are guaranteed by the current domestic subsidiaries (the “Guarantor Subs”) of FES Ltd, which include Forbes Energy Services LLC (“FES LLC”), C.C. Forbes, LLC (“CCF”), TX Energy Services, LLC (“TES”), Superior Tubing Testers, LLC (“STT”) and Forbes Energy International, LLC (“FEI LLC”). All of the Guarantor Subs are 100% owned and each guarantees the securities on a full and unconditional and joint and several basis, subject to customary release provisions. During 2013 and 2014, the assets and operations of the Non-Guarantor Subs were minor as defined by SEC Regulation S-X. The Forbes Group may, at its option, redeem all or part of the 9% Senior Notes from time to time at specified redemption prices and subject to certain conditions required by the indenture governing the 9% Senior Notes (the “9% Senior Indenture”). The Forbes Group is required to make an offer to purchase the notes and to repurchase any notes for which the offer is accepted at 101% of their principal amount, plus accrued and unpaid interest, if there is a change of control. The Forbes Group is required to make an offer to repurchase the notes and to repurchase any notes for which the offer is accepted at 100% of their principal amount, plus accrued and unpaid interest, following certain asset sales.

The Forbes Group is permitted under the terms of the 9% Senior Indenture to incur additional indebtedness in the future, provided that certain financial conditions set forth in the 9% Senior Indenture are satisfied. The Forbes Group is subject to certain covenants contained in the 9% Senior Indenture, including provisions that limit or restrict the Forbes Group's and certain future subsidiaries' abilities to incur additional debt, to create, incur or permit to exist certain liens on assets, to make certain dispositions of assets, to make payments on certain subordinated indebtedness, to pay dividends or certain other payments to equity holders, to engage in mergers, consolidations or other fundamental changes, to change the nature of its business or to engage in transactions with affiliates. Due to cross-default provisions in the 9% Senior Indenture and the loan agreement governing our revolving credit facility, with certain exceptions, a default and acceleration of outstanding debt under one debt agreement would result in the default and possible acceleration of outstanding debt under the other debt agreement. Accordingly, an event of default could result in all or a portion of our outstanding debt under our debt agreements becoming immediately due and payable. If this occurred, we might not be able to obtain waivers or secure alternative financing to satisfy all of our obligations simultaneously, which would adversely affect our business and operations.

The Company is in compliance with the covenants in the indenture governing the 9% Senior Indenture at June 30, 2014.

Revolving Credit Facility
On September 9, 2011, FES Ltd. and its current domestic subsidiaries entered into a loan and security agreement with Regions Bank, SunTrust Bank, CIT Bank and Capital One Leverage Finance Corp., as lenders, and Regions Bank, as agent for the secured parties, or the Agent. This loan and security agreement was amended in December 2011, July 2012 and July 2013. On the July 2013 amendment, the CIT Bank opted out of the lending group, with Regions Bank increasing its participation by taking the CIT Bank's position. The loan and security agreement initially provided for an asset based revolving credit facility with a maximum initial borrowing credit of $75.0 million, subject to borrowing base availability. The third amendment increased the maximum borrowing credit to $90.0 million, subject to borrowing base availability, any reserves established by the facility agent in its discretion, compliance with a fixed charge coverage ratio covenant if availability under the facility falls below certain thresholds and, for borrowings above $75.0 million, compliance with the debt incurrence covenant in the the 9% Senior Indenture that prohibits the incurrence of debt except for certain limited exceptions, including indebtedness incurred under the permitted credit facility debt basket to the greater of $75.0 million or 18% of our Consolidated Tangible Assets (as defined in the 9% Senior Indenture) reported for the last fiscal quarter for which financial statements are available. As of June 30, 2014, 18% of our Consolidated Tangible Assets was approximately $82.6 million. Under the loan and security agreement, our borrowing base at any time is equal to (i) 85% of eligible accounts, which are determined by Agent in its reasonable discretion, plus (ii) the lesser of 85% of the appraised value, subject to certain adjustments, of our well services equipment that has been properly pledged and appraised, is in good operating condition and is located in the United States, or 100% of the net book value of such equipment, minus (iii) any reserves established by the Agent in its reasonable discretion. As of June 30, 2014, the borrowing base was $90.0 million and borrowing availability was $76.7 million.
As amended, the loan and security agreement has a stated maturity of July 26, 2018. There was nothing drawn on this facility and $5.9 million in letters of credit outstanding against the facility at June 30, 2014.
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
The loan and security agreement contains customary covenants for an asset-based credit facility, which include (i) restrictions on certain mergers, consolidations and sales of assets; (ii) restrictions on the creation or existence of liens; (iii) restrictions on making certain investments; (iv) restrictions on the incurrence or existence of indebtedness; (v) restrictions on transactions with affiliates; (vi) requirements to deliver financial statements, report and notices to the Agent and (vii) a springing requirement to maintain a consolidated Fixed Charge Coverage Ratio (which is defined in the loan and security agreement) of 1.1:1.0 in the event that our excess availability under the credit facility falls below the greater of $11.3 million or 15.0% of our maximum credit under the facility for sixty consecutive days; provided that, the restrictions described in (i)-(v) above are subject to certain exceptions and permissions limited in scope and dollar value. The loan and security agreement also contains customary representations and warranties and event of default provisions. As of June 30, 2014 we are in compliance with all applicable covenants in the loan and security agreement.
Third Party Equipment Notes and Capital Leases
The Forbes Group finances the purchase of certain vehicles and equipment through commercial loans and capital leases with aggregate principal amounts outstanding as of June 30, 2014 and December 31, 2013 of approximately $13.5 million and $15.1 million, respectively. These loans are repayable in a range of 42 to 60 monthly installments with the maturity dates ranging from May 2014 to January 2018. Interest accrues at rates ranging from 4.7% to 8.4% and is payable monthly. The loans are collateralized by equipment purchased with the proceeds of such loans. The Forbes Group made total principal payments of approximately $1.2 million and $1.4 million for three months ended June 30, 2014 and 2013, respectively, and approximately $2.4 million and $2.9 million for the six months ended June 30, 2014 and 2013, respectively.

Insurance Notes
In October of 2013, the Forbes Group entered into a $5.9 million promissory note at an interest rate of 2.9% for the payment of insurance premiums. The outstanding principal amount under such note as of June 30, 2014 and December 31, 2013 was approximately $1.5 million and $4.5 million, respectively. The amount outstanding could be substantially offset by the cancellation of the related insurance coverage.

8. Fair Value of Financial Instruments
Fair value is defined as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.
The carrying amounts of cash and cash equivalents, accounts receivable-trade, accounts receivable-related parties, accounts receivable – other, accounts payable – trade, accounts payable – related parties, and insurance notes, approximate fair value because of the short maturity of these instruments. The fair values of third party notes and equipment notes approximate their carrying values, based on current market rates at which the company could borrow funds with similar maturities (Level 2 in the fair value hierarchy).

	June 30, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
9.0% Senior Notes	$280,000	$290,500	$280,000	$275,800

The fair value of our 9% Senior notes is based on dealer quoted market prices at June 30, 2014 and December 31, 2013, respectively, and is considered Level 1 within the fair value hierarchy.

9. Related Party Transactions
The Forbes Group enters into transactions with related parties in the normal course of conducting business. The following tables represent related party transactions.

	As of
	June 30, 2014	December 31, 2013
	(in thousands)
Related parties cash and cash equivalents balances:
Balance at Texas Champion Bank (1)	$945	$698
Balance at Brush Country Bank (2)	450	469

Related parties receivable:
Alice Environmental (3)	$—	$1
Dorsal Services, Inc. (4)	61	61
Wolverine Construction, Inc. (5)	281	123
	$342	$185

Related parties payable:
Animas Holdings, LLC (6)	$15	$—
Alice Environmental (3)	107	218
Dorsal Services, Inc. (4)	26	256
Tasco Tool Services, Inc. (7)	6	16
JITSU Services, LLC (8)	—	30
Texas Quality Gate Guard Services, LLC (9)	—	29
Texas Water Disposal, LLC (10)	10	10
	$164	$559

	Three months ended June 30,		Six months ended June 30
	2014	2013	2014	2013
	(in thousands)
Related parties capital expenditures:
Forbes Ranch (11)	—	25	—	25
	$—	$25	$—	$25
Related parties revenue activity:
Alice Environmental(3)	—	—	1	—
Dorsal Services, Inc. (4)	—	—	1	17
Tasco Tool Services, Inc. (7)	1	1	1	21
Wolverine Construction, Inc. (5)	248	—	308	—
Testco Well Services, LLC (12)	—	18	—	18
Texas Water Disposal LLC (10)	—	—	57	—
	$249	$19	$368	$56

Related parties expense activity:
Alice Environmental (3)	$344	$456	$966	$919
Dorsal Services, Inc. (4)	113	1	306	22
Tasco Tool Services, Inc. (7)	68	17	138	26
FCJ Management, LLC (13)	9	9	18	18
JITSU Services, LLC (8)	92	101	152	203
Texas Quality Gate Guard Services, LLC (9)	—	172	—	237
Animas Holdings, LLC (6)	115	329	203	348
Testco Well Services, LLC (12)	—	2	—	2
Texas Water Disposal LLC (10)	1	—	3	—
	$742	$1,087	$1,786	$1,775
(1)The Company has a deposit relationship with Texas Champion Bank. Travis Burris, one of the directors of FES Ltd., is also the President, Chief Executive Officer, and director of Texas Champion Bank. Mr. Crisp, our President and Chief Executive Officer and one of our directors, serves on the board of directors of Texas Champion Bank.
(2)Mr. Crisp and Mr. Forbes, our Executive Vice President and Chief Operating Officer and one of our directors are shareholders of Brush Country Bank, an institution with which the Company conducts business and has deposits.
(3)Messrs. John E. Crisp and Charles C. Forbes, Jr., are also owners and managers of Alice Environmental Holdings, LLC, and indirect owners and managers of Alice Environmental Services, LP. These two companies are collectively referred to as Alice Environmental. The Company leases or rents land and buildings, aircraft, and other equipment from Alice Environmental.
(4)Dorsal Services, Inc. provides trucking services to the Company. Mr. Crisp, is a partial owner of Dorsal Services, Inc.
(5)Wolverine Construction, Inc. is an entity that is owned by two sons and a brother of Mr. Crisp, and a son of Mr. Forbes. Wolverine rents equipment from the Company.
(6)Animas Holdings, LLC or Animas, is a property and disposal company that is owned by the two sons of Mr. Crisp and three children of Mr. Forbes and Ms. Forbes, who served as one of our directors until June 11, 2014. The Company pays Animas for waste water disposal and lease facilities.
(7)Tasco Tool Services, Inc. is a down-hole tool company that is partially owned and managed by a company that is owned by Mr. Forbes, along with Robert Jenkins, a manager of one of the subsidiaries of FES Ltd. Tasco rents and sells tools to the Company from time to time.
(8)JITSU Services, LLC or JITSU, is a financial leasing company owned by Janet Forbes and Mr. Crisp. The Company currently leases ten vacuum trucks from JITSU.
(9)Texas Quality Gate Guard Services, LLC, or Texas Quality Gate Guard Services, is an entity owned by Messrs. Crisp and Forbes and a son of Mr. Crisp. Texas Quality Gate Guard Services has provided security services to the Company.
(10) Texas Water Disposal, LLC. is partially owned by a brother of Mr. Crisp. Texas Water Disposal is a company that owns a salt water disposal well that is used by the Company.
(11) Forbes Ranch is owned by a brother of Mr. Forbes. We purchased a truck scaled from Forbes Ranch during the second quarter of 2013.
(12)Testco Well Services, LLC is a company that provides valve and gathering system testing services to the Company. Messrs. Crisp and Forbes, along with a son of Mr. Crisp were partial owners of Testco. In August 2013, Testco Well Services, LLC was sold to an unrelated party and is no longer a related party.
(13) FCJ Management, LLC or FCJ, is an entity that leases land and facilities to the Company and is owned by Messrs. Crisp, and Forbes and Robert Jenkins, a manager of one of the subsidiaries of FES Ltd.

10. Commitments and Contingencies

Concentrations of Credit Risk
FDIC insurance coverage is currently $250,000 per depositor at each financial institution, and our non-interest bearing cash balances exceeded federally insured limits. The Company restricts investment of temporary cash investments to financial institutions with high credit standings. The Company's customer base consists primarily of multi-national and independent oil and natural gas producers. The Company does not require collateral on its trade receivables. For the three months ended June 30, 2014, the Company's largest customer, five largest customers, and ten largest customers constituted 17.4%, 40.4%, and 56.0% of consolidated revenues, respectively. For the six months ended June 30, 2014 the Company's largest customer, five largest customers, and ten largest customers constituted 16.9%, 40.4%, and 56.8% of consolidated revenues, respectively. The loss of any one of our top five customers could have a materially adverse effect on the revenues and profits of the Company. Further, our trade accounts receivable are from companies within the oil and natural gas industry, and as such the Company is exposed to normal industry credit risks. As of June 30, 2014, the Company's largest customer, five largest customers, and ten largest customers constituted 12.9%, 37.8%, and 55.0% of accounts receivable, respectively. The Company continually evaluates its reserves for potential credit losses and establishes reserves for such losses.

Self-Insurance

The Company is self-insured under its Employee Group Medical Plan for the first $250,000 per individual. As of October 15, 2013, the Company purchased new auto liability and general liability insurance policies and is now self-insured for the first $0.5 million and $1.0 million, respectively, claimed under these policies. As of June 30, 2014 and December 31, 2013 self-insurance reserves amount to approximately $6.6 million and $1.2 million, respectively. These claims are unprocessed, therefore their values are estimated and included in accrued expenses in the accompanying consolidated balance sheets.

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

11. Supplemental Cash Flow Information

	Six months ended June 30
	2014	2013
	(in thousands)
Cash paid for
Interest	$13,153	$13,324
Income tax	70	50
Supplemental schedule of non-cash investing and financing activities
Changes in accounts payable related to capital expenditures	3,360	2,446
Capital leases on equipment	856	414
Preferred stock dividends and accretion costs	20	21

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
The Series B Preferred Stock are participating securities as they participate in undistributed earnings with common stock, whether that participation is conditioned upon the occurrence of a specified event or not. A participating security is included in the computation of basic EPS using the two-class method. Under the two-class method, basic EPS for the Company’s common stock is computed by dividing net income applicable to common shares by the weighted-average common stock outstanding during the period. Under the certificate of designation for our Series B Preferred Stock (the “Series B Certificate of Designation”), if at any time the Company declares a dividend in cash which is greater in value than five percent on a cumulative basis over the previous twelve month period of the then current “Common Share Fair Market Value,” as that term is defined in the Series B Certificate of Designation, the Series B Preferred Stock will be entitled to receive a dividend payable in cash equal to the amount in excess of five percent of the then Common Share Fair Market Value per common share they would have received if all outstanding Series B Preferred Stock had been converted into common shares. There were no earnings allocated to the Series B Preferred Stock for the quarters ended June 30, 2014 and 2013 since there was a net loss for those periods and earnings for the quarter were not in excess of amounts prescribed by the Series B Certificate of Designation for our Series B Preferred Stock. Diluted EPS for the Company’s common stock is computed using the more dilutive of the two-class method or the if-converted method. The following table sets forth the reconciliation of weighted average shares outstanding and diluted weighted average shares outstanding:

	Three months ended June 30,		Six months ended June 30
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Weighted average shares outstanding	21,753	21,364	21,678	21,331
Dilutive effect of stock options and restricted stock	—	—	—	—
Dilutive effect of preferred stock	—	—	—	—
Diluted weighted average shares outstanding	21,753	21,364	21,678	21,331

There were 1,148,625 stock options, 685,448 units of unvested restricted stock, and 5,292,531 shares of common stock equivalents underlying the Series B Preferred Stock outstanding as of June 30, 2014 that were not included in the calculation of diluted EPS for the three and six months ended June 30, 2014 because their effect would have been antidilutive.
The following table sets forth the computation of basic and diluted loss per share:

	Three months ended June 30,		Six months ended June 30
	2014	2013	2014	2013
	(in thousands, except per share amounts)
Basic and diluted:
Net loss	$(1,493)	$(775)	$(2,787)	$(3,501)
Preferred stock dividends and accretion	(194)	(194)	(388)	(388)
Net loss attributable to common shareholders	$(1,687)	$(969)	$(3,175)	$(3,889)
Weighted-average common shares	21,753	21,364	21,678	21,331
Basic and diluted net loss per share	$(0.08)	$(0.05)	$(0.15)	$(0.18)

13. Income Taxes
The Company’s tax benefit from application of the effective tax rate for the six months ended June 30, 2014 was estimated to be 28.1% based on pre-tax loss of $3.9 million. For the six months ended June 30, 2013, the Company's effective tax rate was an expense of 26.8%. The difference between the effective rate and 35.0% statutory rate is mainly due to Texas Margins Tax and non-deductible expenses.

The Forbes Group is subject to the Texas Margins Tax. The Texas Margins Tax is a tax equal to one percent of Texas sourced revenue reduced by the greater of (a) cost of goods sold (as defined by Texas law), (b) compensation (as defined by Texas law), or (c) thirty percent of the Texas sourced revenue. The Forbes Group accounts for the revised Texas Franchise tax in accordance with ASC 740, as the tax is derived from a taxable base that consists of income less deductible expenses. As of June 30, 2014, the annual franchise tax expense is estimated to be approximately $0.5 million for 2014.
14. Business Segment Information
The Forbes Group has two reportable segments organized based on its products and services—well servicing and fluid logistics. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

The following tables set forth certain financial information with respect to the Company’s reportable segments for the three and six months ended June 30, 2014 and 2013:

	Three months ended June 30,			Six months ended June 30
	Well Servicing	Fluid Logistics	Consolidated	Well Servicing	Fluid Logistics	Consolidated
2014	(in thousands)			(in thousands)
Revenues	$70,356	$42,819	$113,175	$139,449	$83,637	$223,086
Direct operating costs	54,046	31,582	85,628	106,449	61,943	168,392
Segment profits	$16,310	$11,237	$27,547	$33,000	$21,694	$54,694
Depreciation and amortization	$6,070	$7,485	$13,555	$11,955	$14,851	$26,806
Capital expenditures	6,572	5,182	11,754	8,917	8,981	17,898
Total assets	612,256	485,889	1,098,145	612,256	485,889	1,098,145
Long lived assets	195,790	137,576	333,366	195,790	137,576	333,366
2013
Revenues	$54,633	$49,049	$103,682	$104,797	$100,623	$205,420
Direct operating costs	42,504	34,445	76,949	82,842	71,878	154,720
Segment profits	$12,129	$14,604	$26,733	$21,955	$28,745	$50,700
Depreciation and amortization	$5,765	$7,430	$13,195	$11,457	$14,740	$26,197
Capital expenditures	3,449	6,972	10,421	7,850	12,400	20,250
Total assets	549,544	478,622	1,028,166	549,544	478,622	1,028,166
Long lived assets	196,075	146,624	342,699	196,075	146,624	342,699

	Three months ended June 30,		Six months ended June 30
	2014	2013	2014	2013
Reconciliation of the Forbes Group Operating Income As Reported:	(in thousands)		(in thousands)
Segment profits	$27,547	$26,733	$54,694	$50,700
General and administrative expense	9,096	7,617	17,571	14,951
Depreciation and amortization	13,555	13,195	26,806	26,197
Operating income	4,896	5,921	10,317	9,552
Other income and expenses, net	(6,948)	(7,021)	(14,194)	(14,012)
Loss from continuing operations before income taxes	$(2,052)	$(1,100)	$(3,877)	$(4,460)

	June 30, 2014	December 31, 2013
Reconciliation of the Forbes Group Assets As Reported:	(in thousands)
Total reportable segments	$1,098,145	$1,068,042
Elimination of internal transactions	(1,710,420)	(1,640,530)
Parent	1,100,713	1,073,046
Total assets	$488,438	$500,558

15. Series B Senior Convertible Preferred Stock

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
The value of the Series B Preferred Stock, for accounting purposes, is being accreted up to redemption value from the date of issuance to the earliest redemption date of the instrument using the effective interest rate method. If the Series B Preferred Stock had been redeemed as of June 30, 2014 and December 31, 2013, the redemption amount applicable at each date would have been approximately $14.6 million.

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
Preferred stock dividends are recorded at their fair value. If paid in cash, the amount paid represents fair value. If paid in kind, the fair value of the preferred stock dividends is determined using valuation techniques that include a component representing the intrinsic value of the dividends (which represents the fair value of the common stock into which the preferred stock could be converted) and an option component (which is determined using a Black-Scholes Option Pricing Model). Dividends and accretion for the three and six months ended June 30, 2014 and 2013 was $0.2 million in each period. The Company has paid all required quarterly dividends in cash through June 30, 2014.

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
We currently provide a wide range of services to a diverse group of companies. Through the three and six months ended June 30, 2014, we provided services to over 595 companies. Our customer base includes Anadarko Petroleum Corporation, Chesapeake Energy Corporation, ConocoPhillips Company, and Shell Oil Company, among others. John E. Crisp, Charles C. Forbes, Jr. and our senior management team, have cultivated deep and ongoing relationships with these customers during their average of over 37 years of experience in the oilfield services industry. For the three and six months ended June 30, 2014, we generated consolidated revenues of approximately $113.2 million and $223.1 million , respectively.
We currently conduct our operations through the following two business segments:

•
Well Servicing. Our well servicing segment comprised 62.3% and 62.5% of consolidated revenues for the three and six months ended June 30, 2014, respectively. At June 30, 2014, our well servicing segment utilized our modern fleet of 169 well servicing rigs, which was comprised of 158 workover rigs and 11 swabbing rigs, as well as six coiled tubing spreads, nine tubing testing units, and related assets and equipment. These assets are used to provide (i) well maintenance, including remedial repairs and removal and replacement of downhole production equipment, (ii) well workovers, including significant downhole repairs, re-completions and re-perforations, (iii) completion and swabbing activities, (iv) plugging and abandonment services, and (v) pressure testing of oil and natural gas production tubing and scanning tubing for pitting and wall thickness using tubing testing units.

•
Fluid Logistics. Our fluid logistics segment comprised 37.7% and 37.5% of consolidated revenues for the three and six months ended June 30, 2014, respectively. Our fluid logistics segment utilized our fleet of owned or leased fluid transport trucks and related assets, including specialized vacuum, high-pressure pump and tank trucks, hot oil trucks, frac tanks, fluid mixing tanks, salt water disposal wells and facilities, and related equipment. These assets are used to provide, transport, store, and dispose of a variety of drilling and produced fluids used in, and generated by, oil and natural gas production. These services are required in most workover and completion projects and are routinely used in daily operations of producing wells.

We believe that our two business segments are complementary and create synergies in terms of selling opportunities. Our multiple lines of service are designed to capitalize on our existing customer base to grow it within existing markets, generate more business from existing customers, and increase our operating performance. By offering our customers the ability to reduce the number of vendors they use, we believe that we help improve our customers’ efficiency. This is demonstrated by the fact that 79.3% and 80.3% of our revenues for the three and six months ended June 30, 2014, respectively, were from customers that utilized services of both of our business segments. Further, by having multiple service offerings that span the life cycle of the well, we believe that we have a competitive advantage over smaller competitors offering more limited services.

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

Workover Rig Rates

Our well servicing segment revenues are dependent on the prevailing market rates for workover rigs. Rates and utilization for workover rigs increased slightly through the first half of 2014. Composite rates for the first half of 2014 increased slightly compared to the rate levels in the fourth quarter of 2013.

Fluid Logistics Rates

Our fluid logistics segment revenues are dependent on the prevailing market rates for fluid transport trucks and the related assets, including specialized vacuum, high-pressure pump and tank trucks, hot oil trucks, frac tanks, fluid mixing tanks and salt water disposal wells. Pricing and utilization decreased through 2013 and continued to decrease through the first half of 2014. We believe that pricing and utilization have decreased, in part, due to more efficient drilling processes by our customers and from excess equipment available in the market, which has resulted in price reductions and certain lost customer opportunities.

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

Equipment rental and lease costs continue to be a significant component of our operating expenses. During the first half of 2014, we did not enter into any additional operating leases. However, we expect that we will continue to meet certain equipment needs through rental or leasing arrangements.

Capital Expenditures

During the first half of 2014 we received one swabbing rig, 18 additional hot oil trucks and other well servicing equipment and incurred the associated costs of placing this equipment in service. In addition, we continue to evaluate salt water disposal well and facility locations to better serve its customers. We have also ordered four well service rigs that should be received by the end of the year.

Results of Operations
Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013
The following table compares our operating results for the three months ended June 30, 2014 and 2013 (in thousands, except percentages). Direct operating costs exclude general and administrative expenses, depreciation and amortization.

	Revenue		Direct operating costs
	2014	2013	2014	% of revenues	2013	% of revenue	Change	% Change
Well Servicing	$70,356	$54,633	$54,046	76.8%	$42,504	77.8%	$11,542	27.2%
Fluid Logistics	42,819	49,049	31,582	73.8%	34,445	70.2%	(2,863)	(8.3)%
Total	$113,175	$103,682	$85,628	75.7%	$76,949	74.2%	$8,679	11.3%
The following table compares segment profits for the three months ended June 30, 2014 and 2013 (in thousands, except percentages).

	2014		2013
	Amount	Gross margin % (1)	Amount	Gross margin % (1)
Well servicing	16,310	23.7%	12,129	22.2%
Fluid logistics	11,237	25.9%	14,604	29.8%
Total	$27,547	24.5%	$26,733	25.8%
(1) Not including general and administrative expenses, depreciation and amortization
Consolidated Revenues. The increase in consolidated revenues is a result of increased activity in the well servicing segment offset by decreased activity in the fluid logistics segment in the first quarter of 2014 as compared to 2013.
Well Servicing. Revenues from the well servicing segment increased due to an increase in rig hours as well as higher utilization of our coiled tubing services. We utilized 169 and 162 well service rigs as of June 30, 2014 and 2013, respectively, and utilized six and five coiled tubing spreads as of June 30, 2014 and 2013, respectively.
Fluid Logistics. Revenues from the fluid logistics segment decreased due to a decrease in trucking hours for the three months ended June 30, 2014 when compared to the same period in 2013. Billable trucking hours decreased during the three months ended June 30, 2014 approximately 12.1% when compared to the three months ended June 30, 2013. Utilization and rate decreases resulted, in part, from more efficient drilling processes by our customers and from excess equipment available in the market, which has resulted in certain lost customer opportunities. Our principal fluid logistics assets at June 30, 2014 and 2013 were as follows:

	June 30
	2014	2013
Fluid logistics segment:
Vacuum trucks(1)	463	473
High-pressure pump trucks (1)	21	21
Hot Oil Trucks	28	7
Other heavy trucks (1)	79	77
Frac tanks	3,000	3,111
Fluid mixing tanks	295	161
Salt water disposal wells (2)	24	25
(1)     At June 30, 2014, 173 vaccum trucks and 21 other heavy trucks, included in the above equipment counts, were leased.
(2)     At June 30, 2014, 18 salt water disposal wells, included in the above well count, were subject to ground leases or other operating arrangements to third parties. One of these wells is subject to an ongoing dispute over the lease.
Another of these wells is currently in the process of being permitted.

Consolidated Operating Expenses. The slight increase in operating expenses as a percentage of revenue in the three months ending June 30, 2014 compared to the three months ending June 30, 2013 was due to the increases in repairs and maintenance expenses in the well servicing segment offset in part by an increase of revenues in the well servicing segment and a decrease in operating expenses in the fluid logistics segment.
Well Servicing. The well servicing segment direct operating costs, excluding general and administrative expenses, depreciation and amortization, decreased as a percentage of revenue for the three months ending June 30, 2014 compared to the three months ending June 30, 2013.  This decrease is due primarily to higher overall rig utilization in the second quarter of 2014 offset by increases in parts, supplies and repair expenses.
Fluid Logistics. Direct operating costs, excluding general and administrative expenses, depreciation and amortization, for the fluid logistics segment increased 2.7% as a percentage of revenue for the three months ending June 30, 2014 compared to 2013. This was attributable to a drop in revenues resulting from decreased hours and lower frac tank rental revenues as reductions in operational operating expenses typically lag the reductions in revenue. These results stemmed from continued industry pressure on hours and pricing due primarily to excess equipment available in the market.

General and Administrative Expenses. General and administrative expenses increased by approximately $1.5 million, to $9.0 million for the three months ended June 30, 2014 as compared to the same period in 2013. General and administrative expense as a percentage of revenues was 8.0% and 7.3% for the three months ended June 30, 2014 and 2013, respectively. The primary reasons for the increase were increases in wages, an increase in information technology costs, and an increase in health insurance expenses.
Depreciation and Amortization. Depreciation and amortization expenses increased by $0.4 million, or 2.7%, to $13.6 million. The additional depreciation expense resulted from equipment purchased in 2013 and 2014.
Interest and Other Expenses. Interest and other expenses increased approximately $0.1 million comparing the three months ended June 30, 2014 to the same period in the prior year. The slight increase was due to slightly increased debt related to insurance and leases as compared to 2013.
Income Taxes. We recognized an income tax benefit of $0.6 million and $0.4 million for the three months ended June 30, 2014 and June 30, 2013, respectively. Our effective tax rate for the three months ended June 30, 2014 is 27.2% compared to 39.5% for the same period in the prior year. The higher rate for the three months ended June 30, 2013 was due to a change in management's full year 2013 forecast during that quarter. The company's second quarter provision was recorded to effectuate the change in forecast. The difference between the effective rate and the 35.0% statutory rate is mainly due to tax rate benefit for the Texas Margins Tax and non-deductible expenses.
Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013
The following table compares our operating results for the six months ended June 30, 2014 and 2013 (in thousands, except percentages). Direct operating costs exclude general and administrative expenses, depreciation and amortization.

	Revenue		Direct operating costs
	2014	2013	2014	% of revenues	2013	% of revenue	Change	% Change
Well Servicing	139,449	$104,797	106,449	76.3%	$82,842	79.0%	$23,607	28.5%
Fluid Logistics	83,637	100,623	61,943	74.1%	71,878	71.4%	(9,935)	(13.8)%
Total	$223,086	$205,420	$168,392	75.5%	$154,720	75.3%	$13,672	8.8%
The following table compares segment profits for the six months ended June 30, 2014 and 2013 (in thousands, except percentages).

	2014		2013
	Amount	Gross margin % (1)	Amount	Gross margin % (1)
Well servicing	33,000	23.7%	$21,955	21.0%
Fluid logistics	21,694	25.9%	28,745	28.6%
Total	$54,694	24.5%	$50,700	24.7%
(1) Not including general and administrative expenses, depreciation, and amortization.

Consolidated Revenues. The increase in consolidated revenues is a result of increased activity in the well servicing segment offset by decreased activity in the fluid logistics segment in the first half of 2014 as compared to 2013.
Well Servicing. Revenues from the well servicing segment increased due to an increase in rig hours as well as higher utilization of our coiled tubing services. We utilized 169 and 162 well service rigs as of June 30, 2014 and 2013, respectively, and utilized six and five coiled tubing spreads as of June 30, 2014 and 2013, respectively.
Fluid Logistics. Revenues from the fluid logistics segment decreased due to a decrease in trucking hours and rates for the six months ended June 30, 2014 when compared to the same period in 2013. Billable trucking hours decreased during the six months ended June 30, 2014 approximately 17.5% when compared to the six months ended June 30, 2013. Utilization and rate decreases resulted, in part, from more efficient drilling processes by our customers and from excess equipment available in the market, which has resulted in certain lost customer opportunities. Our principal fluid logistics assets at June 30, 2014 and June 30, 2013 were as follows:

	June 30
	2014	2013
Fluid logistics segment:
Vacuum trucks (1)	463	473
High-pressure pump trucks (1)	21	21
Hot Oil Trucks	28	7
Other heavy trucks (1)	79	77
Frac tanks	3,000	3,111
Fluid mixing tanks	295	161
Salt water disposal wells (2)	24	25
(1)     At June 30, 2014, 173 vaccum trucks and 21 other heavy trucks, included in the above equipment counts, were leased.
(2)     At June 30, 2014, 18 salt water disposal wells, included in the above well count, were subject to ground leases or other operating arrangements to third parties. One of these wells is subject to an ongoing dispute over the lease.
Another of these wells is currently in the process of being permitted.
Consolidated Operating Expenses. The operating expenses as a percentage of revenue was relatively flat in the six months ending June 30, 2014 compared to the same period in 2013.
Well Servicing. The well servicing segment direct operating costs, excluding general and administrative expenses, depreciation and amortization, decreased 2.7% as a percentage of revenue for the six months ending June 30, 2014 compared to the same period in 2013.  This decrease is due primarily to higher overall rig utilization in the first quarter of 2014, offset by slight increases in parts, supplies and maintenance costs.
Fluid Logistics. Direct operating costs, excluding general and administrative expenses, depreciation and amortization, for the fluid logistics segment increased 2.7% as a percentage of revenue for the six months ending June 30, 2014 compared to the same period in 2013. This was attributable to a drop in revenues resulting from decreased hours and lower frac tank rental revenues as reductions in operational expenses typically lag the reductions in revenue. These results stemmed from continued industry pressure on hours and pricing due primarily to excess equipment available in the market.

General and Administrative Expenses. General and administrative expenses increased by approximately $2.6 million, to $17.6 million for the six months ended June 30, 2014 as compared to the same period in 2013. General and administrative expense as a percentage of revenues was 7.9% and 7.3% for the six months ended June 30, 2014 and June 30, 2013, respectively. The primary reasons for the increase were increases in compensation expense, an increase in information technology, and an increase in health insurance expenses.
Depreciation and Amortization. Depreciation and amortization expenses increased by $0.6 million or 2.3%, to $26.8 million. The additional depreciation expense resulted from equipment purchased in 2013 and 2014.
Interest and Other Expenses. Interest and other expenses decreased approximately $0.2 million comparing the six months ended June 30, 2014 to the same period in the prior year. The slight decrease was due to slightly lower interest rates on new debt acquired in 2014.

Income Taxes. We recognized an income tax benefit of $1.1 million and $1.2 million for the six months ended June 30, 2014 and 2013, respectively. Our effective tax rate for the six months ended June 30, 2014 is 28.1% compared to 26.8% for the same period in the prior year.

Liquidity and Capital Resources
Overview
We have historically funded our operations, including capital expenditures with bank borrowings, vendor financings, cash flow from operations, the issuance of senior notes and the proceeds from our public and private equity offerings.
As of June 30, 2014, we had $16.8 million in cash and cash equivalents, $295.0 million in contractual debt and capital leases and $3.2 million of accounts payable related to equipment. Also, as of June 30, 2014, we had 588,059 outstanding shares of Series B Senior Convertible Preferred Stock, which is reflected in the balance sheet as temporary equity in an amount of $14.6 million. During periods when the Company's common stock maintains a five day volume weighted average trading price above $3.33 per share, the Series B Preferred Stock is redeemable, in whole or in part, at the Company's option for a price of $25 per share, plus accrued and unpaid dividends. Nevertheless, if the Company elects to redeem the Series B Preferred Stock, the holders thereof would have the opportunity prior to redemption to convert each share of the Series B Preferred Stock into nine shares of common stock. In May 2017, the Company is required to redeem the Series B Preferred Stock at 95% of the fair market value of the common stock as determined in accordance with the certificate of designation of the Series B Preferred Stock.
The $295.0 million in contractual debt was comprised of $280.0 million in senior notes and $15.0 million in notes and/or capital leases on equipment and insurance notes. Of our total debt, $287.9 million of the outstanding contractual debt was classified as long-term debt and $7.1 million was short-term debt outstanding or the current portion of long-term debt. In addition, we have $3.2 million of non interest bearing short-term equipment vendor financings for well servicing rigs and other equipment included in accounts payable. The $15.0 million in equipment and insurance notes consisted of $13.5 million in equipment notes and $1.5 million in insurance notes related to our general liability, workers compensation, and other insurances. We incurred $6.1 million and $11.8 million for capital equipment acquisitions during the three and six months ended June 30, 2014, compared to $10.4 million and $20.3 million for the three and six months ended June 30, 2013, respectively.
On September 9, 2011, we entered into a loan and security agreement with certain lenders and Regions Bank, as agent for the secured parties, or the Agent. This loan and security agreement was amended, in December 2011, July 2012 and July 2013. The loan and security agreement initially provided for an asset based revolving credit facility with a maximum initial credit of $75 million, subject to borrowing base availability, and other limitations. The third amendment increased the maximum borrowing credit to $90.0 million, subject to borrowing base availability, any reserves established by the facility agent in its discretion, compliance with a fixed coverage charge ratio covenant if availability under the facility falls below certain thresholds and, for borrowings above $75.0 million, compliance with the debt incurrence covenant in the indenture governing the 9% Senior Notes this indenture covenant prohibits the incurrence of debt except for certain limited exceptions, including indebtedness incurred under the permitted credit facility debt basket to the greater of $75.0 million or 18% of our Consolidated Tangible Assets (as defined in the indenture governing the 9% Senior Notes) reported for the last fiscal quarter for which financial statements are available. Under the indenture governing the 9% Senior Notes, Consolidated Tangible Assets is defined as our total assets, determined on a consolidated basis in accordance with GAAP, excluding unamortized debt discount and expenses and other unamortized deferred charges, to the extent such items are non-cash expenses or charges, goodwill, patents, trademarks, service marks, trade names, copyrights and other items properly classified as intangibles in accordance with GAAP. As of June 30, 2014, 18% of our Consolidated Tangible Assets was approximately $82.6 million. Under the loan and security agreement, our borrowing base at any time is equal to (i) 85% of eligible accounts, which are determined by Agent in its reasonable discretion, plus (ii) the lesser of 85% of the appraised value, subject to certain adjustments, of our well servicing equipment that has been properly pledged and appraised, is in good operating condition and is located in the United States, or 100% of the net book value of such equipment, minus(iii) any reserves established by the Agent in its reasonable discretion. As of June 30, 2014, borrowing base was $90 million and borrowing availability was $76.7 million. As amended, the loan and security agreement has a stated maturity of July 26, 2018.
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
As of June 30, 2014, there were no amounts drawn and $5.9 million in outstanding letters of credit outstanding against the facility.

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

Cash Flows from Operating Activities

Net cash provided by operating activities totaled $7.1 million for the six months ended June 30, 2014, compared to $29.3 million for the six months ended June 30, 2013. The decrease in cash provided by operating activities of $22.2 million for the six months ending June 30, 2014 was principally due to changes in accounts receivable, accounts payable, and accrued expenses, primarily resulting from the decline in the fluid logistics segment.

Cash Flows from Investing Activities

Cash flows used in investing activities was $13.5 million for the six months ending June 30, 2014 compared to $16.3 million for the same period in 2013. The change was primarily related to a reduction in the purchase of property and equipment which decreased from $17.4 million for the six months ended June 30, 2013 compared to $13.7 million for the current period. Our capital expenditures for the first six months of 2014 were $17.8 million. This was comprised of additions to our fluid logistics segment of approximately $9.0 million and additions to our well servicing segment of approximately $8.6 million. Additions to the fluid logistics segment consisted primarily of hot oil trucks. Additions to the well servicing segment included well servicing rig equipment, vehicles, coiled tubing equipment, and other ancillary equipment. In addition, we currently have four well service rigs on order that should be delivered by year end. As discussed in more detail above, our ability to seek additional financing may be restricted by certain of our debt covenants.

Cash Flows from Financing Activities

Cash flows used in financing activities declined by approximately $0.1 million in the six months ending June 30, 2014 when compared to June 30, 2013, this was primarily driven by the expiration of certain capital leases after June 30, 2013.

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

Contractual Obligations and Financing

There have been no material changes to contractual obligations and financing as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Critical Accounting Policies

There have been no material changes to the critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the market risk disclosures set forth in Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2014, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures over financial reporting were effective.

Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13-a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

3.2	—	Amended and Restated Bylaws of Forbes Energy Services Ltd. (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 8-A filed August 12, 2011).
3.3	—	Certificate of Correction to Certificate of Conversion as filed with the Secretary of the State of the State of Texas, effective May 14, 2014.
4.1	—
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

4.6	—	Specimen Certificate for the Company’s common stock, $0.04 par value (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form 8-A filed August 12, 2011).
10.1	—	Form of Recoupment Clawback Executive Acknowledgement.
31.1*	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).
31.2*	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).
32.1*	—	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	—	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	—	Interactive Data Files
 _________________________

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORBES ENERGY SERVICES LTD.

August 14, 2014	By:	/s/ JOHN E. CRISP
John E. Crisp Chairman, Chief Executive Officer and President (Principal Executive Officer)

August 14, 2014	By:	/S/ L. MELVIN COOPER
L. Melvin Cooper Senior Vice President, Chief Financial Officer and Assistant Secretary (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Number		Description of Exhibits
2.1	—
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

3.2	—	Amended and Restated Bylaws of Forbes Energy Services Ltd. (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 8-A filed August 12, 2011).
3.3	—	Certificate of Correction to Certificate of Conversion, as filed with the Secretary of State of the State of Texas, effective May 14, 2014.
4.1	—
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

4.6	—	Specimen Certificate for the Company’s common stock, $0.04 par value (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form 8-A filed August 12, 2011).
10.1	—	Form of Recoupment Clawback Executive Acknowledgement.
31.1*	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).
31.2*	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).
32.1*	—	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	—	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	—	Interactive Data Files
 _________________________

*	Filed herewith.