Form 10-Q
period 2014-09-30
Forbes Energy Services Ltd.
filed 2014-11-14
CIK 1434842

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________________________
Form 10-Q
__________________________________________________________
Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    ☐  Yes    ☒  No
Shares outstanding of each of the registrant’s classes of common stock as of November 12, 2014:

Class	Outstanding as of November 12, 2014
Common Stock, $.04 par value	21,841,525

FORBES ENERGY SERVICES LTD.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q and any oral statements made in connection with it include certain forward-looking statements within the meaning of the federal securities laws. You can generally identify forward-looking statements by the appearance in such a statement of words like “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project” or “should” or other comparable words or the negative of these words. When you consider our forward-looking statements, you should keep in mind the risk factors we describe and other cautionary statements we make in this Quarterly Report on Form 10-Q. Our forward-looking statements are only predictions based on expectations that we believe are reasonable. Our actual results could differ materially from those anticipated in, or implied by, these forward-looking statements as a result of known risks and uncertainties set forth below and elsewhere in this Quarterly Report on Form 10-Q. These factors include or relate to the following:

•	supply and demand for oilfield services and industry activity levels;

•	potential for excess capacity;

•	spending by the oil and natural gas industry given recent declines in commodity prices;

•	our level of indebtedness;

•	possible impairment of our long-lived assets;

•	our ability to maintain stable pricing;

•	competition;

•	substantial capital requirements;

•	significant operating and financial restrictions under our indenture and revolving credit facility;

•	technological obsolescence of operating equipment;

•	dependence on certain key employees;

•	concentration of customers;

•	substantial costs of compliance with reporting obligations, the Sarbanes-Oxley Act and indenture covenants;

•	a material weakness in internal controls over financial reporting;

•	seasonality of oilfield services activity;

•	collection of accounts receivable;

•	environmental and other governmental regulation, including potential climate change legislation;

•	the potential disruption of business activities caused by the physical effects, if any, of climate change;

•	risks inherent in our operations;

•	market response to global demands to curtail use of oil and natural gas;

•	ability to fully integrate future acquisitions;

•	variation from projected operating and financial data;

•	variation from budgeted and projected capital expenditures;

•	volatility of global financial markets; and

•	the other factors discussed under “Risk Factors” beginning on page 10 of the Annual Report on Form 10-K for the year ended December 31, 2013.
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements

Forbes Energy Services Ltd.
Condensed Consolidated Balance Sheets (unaudited)
(in thousands, except per share amounts)

	September 30, 2014	December 31, 2013
Assets
Current assets
Cash and cash equivalents	$35,212	$26,409
Accounts receivable - trade, net of allowance of $3.5 million and $4.0 million for 2014 and 2013, respectively	90,751	81,618
Accounts receivable - related parties	343	185
Accounts receivable - other	418	1,183
Prepaid expenses and other	6,933	14,004
Total current assets	133,657	123,399
Property and equipment, net	328,202	341,869
Intangible assets, net	23,008	25,154
Deferred financing costs, net of accumulated amortization of $5.1 million and $3.7 million for 2014 and 2013, respectively	5,418	6,860
Restricted cash	1,381	1,380
Other assets	1,777	1,896
Total assets	$493,443	$500,558
Liabilities and Shareholders’ Equity
Current liabilities
Current portions of long-term debt	$5,639	$9,374
Accounts payable - trade	25,688	27,016
Accounts payable - related parties	236	559
Accrued dividends	61	61
Accrued interest payable	7,612	1,367
Accrued expenses	15,268	14,727
Total current liabilities	54,504	53,104
Long-term debt, net of current portion	287,033	290,266
Deferred tax liability	19,395	21,610
Total liabilities	360,932	364,980
Commitments and contingencies (Note 10)
Temporary equity
Series B senior convertible preferred stock	14,591	14,560
Shareholders’ equity
Common stock, $.04 par value, 112,500 shares authorized, 21,841 and 21,474 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	874	859
Additional paid-in capital	194,744	193,527
Accumulated deficit	(77,698)	(73,368)
Total shareholders’ equity	117,920	121,018
Total liabilities and shareholders’ equity	$493,443	$500,558
The accompanying notes are an integral part of these condensed consolidated financial statements.

Forbes Energy Services Ltd.
Condensed Consolidated Statements of Operations (unaudited)
(in thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Revenues
Well servicing	$73,940	$62,079	$213,389	$166,876
Fluid logistics	40,526	42,775	124,163	143,398
Total revenues	114,466	104,854	337,552	310,274
Expenses
Well servicing	53,795	50,073	160,244	132,915
Fluid logistics	33,016	34,973	94,959	106,851
General and administrative	8,943	7,955	26,514	22,906
Depreciation and amortization	13,810	13,376	40,616	39,573
Total expenses	109,564	106,377	322,333	302,245
Operating income (loss)	4,902	(1,523)	15,219	8,029
Other income
Interest income	2	13	8	18
Interest expense	(7,016)	(7,103)	(21,216)	(21,120)
Loss from continuing operations before taxes	(2,112)	(8,613)	(5,989)	(13,073)
Income tax benefit	(569)	(2,961)	(1,659)	(4,156)
Loss from continuing operations	(1,543)	(5,652)	(4,330)	(8,917)
Loss from discontinued operations, net of tax benefit of $0, $32, $0, and $159, respectively	—	(59)	—	(295)
Net loss	(1,543)	(5,711)	(4,330)	(9,212)
Preferred stock dividends	(194)	(194)	(582)	(582)
Net loss attributable to common shareholders	$(1,737)	$(5,905)	$(4,912)	$(9,794)
Loss per share of common stock from continuing operations
Basic and diluted loss per share	$(0.08)	$(0.27)	$(0.23)	$(0.44)
Loss per share of common stock from discontinued operations
Basic and diluted loss per share	$—	$(0.01)	$—	$(0.02)
Loss per share of common stock
Basic and diluted loss per share	$(0.08)	$(0.28)	$(0.23)	$(0.46)
Weighted average number of shares outstanding
Basic and diluted	21,799	21,438	21,718	21,410
The accompanying notes are an integral part of these condensed consolidated financial statements.

Forbes Energy Services Ltd.
Condensed Consolidated Statements of Changes in Shareholders’ Equity (unaudited)
(in thousands)

	Temporary Equity
	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance: December 31, 2013	588	$14,560	21,474	$859	$193,527	$(73,368)	$121,018
Share-based compensation	—	—	—	—	1,288	—	1,288
Common shares issued under stock plan:
Issuance of restricted stock	—	—	367	15	511	—	526
Preferred stock dividends and accretion	—	31	—	—	(582)	—	(582)
Net loss	—	—	—	—	—	(4,330)	(4,330)
Balance: September 30, 2014	588	$14,591	21,841	$874	$194,744	$(77,698)	$117,920
The accompanying notes are an integral part of these condensed consolidated financial statements.

Forbes Energy Services Ltd.
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Nine months ended September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(4,330)	$(9,212)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	40,616	39,573
Share-based compensation	2,812	2,822
Deferred tax benefit	(2,215)	(4,220)
Gain on disposal of assets, net	(747)	(678)
Bad debt expense	457	859
Amortization of deferred financing cost	1,442	1,120
Changes in operating assets and liabilities:
Accounts receivable	(8,828)	14,802
Accounts receivable - related party	(158)	—
Prepaid expenses and other assets	2,659	(2,035)
Accounts payable - trade	(9,065)	3,819
Accounts payable - related party	(323)	83
Accrued expenses	6,255	3,992
Net cash provided by operating activities	28,575	50,925
Cash flows from investing activities:
Proceeds from sale of property and equipment	3,904	1,337
Purchases of property and equipment	(18,901)	(32,804)
Change in restricted cash	(1)	60
Net cash used in investing activities	(14,998)	(31,407)
Cash flows from financing activities:
Payments of debt	(3,756)	(3,500)
Payment of tax withholding obligations related to restricted stock	(467)	(143)
Dividends paid on Series B Senior Convertible Preferred Shares	(551)	(551)
Net cash used in financing activities	(4,774)	(4,194)
Net increase in cash and cash equivalents	8,803	15,324
Cash and cash equivalents:
Beginning of period	26,409	17,619
End of period	$35,212	$32,943
The accompanying notes are an integral part of these condensed consolidated financial statements.

Forbes Energy Services Ltd.
Notes to Condensed Consolidated Financial Statements

1. Organization and Nature of Operations
Nature of Business
Forbes Energy Services Ltd., or FES Ltd is an independent oilfield services contractor that provides a wide range of well site services to oil and natural gas drilling and producing companies to help develop and enhance the production of oil and natural gas. These services include fluid hauling, fluid disposal, well maintenance, completion services, workovers and re-completions, plugging and abandonment, and tubing testing. Our operations are concentrated in the major onshore oil and natural gas producing regions of Texas, with additional locations in Mississippi, and in Pennsylvania. We believe that our broad range of services, which extends from initial drilling, through production, to eventual abandonment, is fundamental to establishing and maintaining the flow of oil and natural gas throughout the life cycle of our customers' wells. Our headquarters and executive offices are located at 3000 South Business Highway 281, Alice, Texas 78332. We can be reached by phone at (361) 664-0549.

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

3. Basis of Presentation
Interim Financial Information
The unaudited condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America, or “GAAP” for interim financial reporting. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Therefore, these condensed consolidated financial statements should be read along with the annual audited consolidated financial statements and notes thereto included in Forbes Group’s Annual Report on Form 10-K for the year ended December 31, 2013. In management’s opinion, all adjustments necessary for a fair statement are reflected in the interim periods presented. Interim results for the three and nine months ended September 30, 2014 may not be indicative of results that will be realized for the full year ending December 31, 2014. All significant intercompany accounts and transactions have been eliminated in consolidation.
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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 provides a framework that replaces the existing revenue recognition guidance. It is effective for annual periods beginning after December 15, 2016, including interim periods within that reporting period, however, ASU No. 2014-09 requires retrospective application. The Company has not yet determined whether this pronouncement will have a material impact on its consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-12,  “Compensation-Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.” ASU 2014-12 requires a reporting entity to treat a performance target that affects vesting and that could be achieved after the requisite service period as a performance condition. It is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted. ASU 2014-12 may be adopted either prospectively for share-based payment awards granted or modified on or after the effective date, or retrospectively, using a modified retrospective approach. The modified retrospective approach would apply to share-based payment awards outstanding as of the beginning of the earliest annual period presented in the financial statements on adoption, and to all new or modified awards thereafter. The Company has not yet determined whether this pronouncement will have a material impact on its consolidated financial statements.

4. Intangible Assets
Our major classes of intangible assets subject to amortization consist of our customer relationships, trade names, safety training program and dispatch software. The Company expenses costs associated with extensions or renewals of intangible assets. There were no such extensions or renewals in the nine months ended September 30, 2014 or 2013. Amortization expense is calculated using the straight-line method over the period indicated. Amortization expense for each of the three months ended September 30, 2014 and 2013 was $0.7 million and for each of the nine months ended September 30, 2014 and 2013 was $2.1 million. Estimated amortization expense for the years 2014 through 2017 is $2.9 million per year and in 2018 is $2.7 million. The weighted average amortization period remaining for intangible assets is 8.0 years.

The following sets forth the identified intangible assets by major asset class:

		As of September 30, 2014			As of December 31, 2013
	Useful Life (years)	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
		(in thousands)
Customer relationships	15	$31,896	$(14,353)	$17,543	$31,896	$(12,758)	$19,138
Trade names	15	8,050	(3,622)	4,428	8,050	(3,220)	4,830
Safety training program	15	1,182	(532)	650	1,182	(473)	709
Dispatch software	10	1,135	(766)	369	1,135	(681)	454
Other	10	58	(40)	18	58	(35)	23
		$42,321	$(19,313)	$23,008	$42,321	$(17,167)	$25,154

5. Share-Based Compensation

Incentive Compensation Plans

From time to time, the Company grants stock options, restricted stock units, or other awards to its employees, including executive officers, and directors. As of September 30, 2014, there were 1,136,819 shares available for future grants under the Company's 2012 Incentive Compensation Plan, or the 2012 Plan. There have been no stock option awards issued under the 2012 Plan.

Stock Options

The following table presents a summary of the Company’s stock option activity for the nine months ended September 30, 2014.

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at December 31, 2013	1,400,425	$6.99
Stock options:
Granted	—
Exercised	—
Forfeited	(251,800)	2.65
Options outstanding at September 30, 2014	1,148,625	$7.94	5.69 years	$319,069
Exercisable at September 30, 2014	1,148,625	$7.94	5.69 years	$319,069
During the three months ended September 30, 2014 and 2013, the Company recorded total stock-based compensation expense related to stock options of $0.3 million and $0.6 million, respectively. During the nine months ended September 30, 2014 and 2013, the Company recorded total stock-based compensation expense related to stock options of $1.2 million and $1.6 million, respectively. There was no stock-based compensation cost capitalized for the three or nine months ended September 30, 2014 or 2013. As of September 30, 2014, there was no unrecognized stock-based compensation cost for stock options.
A summary of the status of the Company's nonvested options as of December 31, 2013, and the changes during the nine months ended September 30, 2014, is presented below.

	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at December 31, 2013	186,150	$9.16
Granted	—
Vested	(186,150)
Forfeited	—
Nonvested at September 30, 2014	—	$—

Restricted Stock Units
    The following table presents a summary of restricted stock unit grant activity for the period ended September 30, 2014:

	Number of Units	Grant Date Average Fair Value Per Unit
Outstanding at December 31, 2013	674,789	$3.49
Granted	461,527	3.85
Vested	(493,421)	3.86
Forfeited	—
Nonvested at September 30, 2014	642,895	$3.46
In the nine months ended September 30, 2014, participants utilized a net withholding exercise method, in which restricted stock units were surrendered to cover payroll withholding tax. The total pretax cash outflow, as included in withholding tax payments in our condensed consolidated statements of cash flows, for this net withholding exercise was $0.5 million.
Stock compensation expense for the restricted stock units granted for the three months ended September 30, 2014 and 2013 was $0.5 million and $0.6 million, respectively. Stock compensation expense for the restricted stock units for the nine months ended September 30, 2014 and 2013 was $1.6 million, and $1.3 million respectively. The remaining compensation expense of $1.8 million will be recognized over a weighted-average period of 2.3 years.

6. Property and Equipment
Property and equipment consisted of the following:

	Estimated Life in Years	September 30, 2014	December 31, 2013
		(in thousands)
Well servicing equipment	3-15 years	$416,972	$417,124
Autos and trucks	5-10 years	122,599	103,443
Disposal wells	5-15 years	38,141	37,867
Building and improvements	5-30 years	14,431	13,544
Furniture and fixtures	3-15 years	6,020	5,395
Land		1,452	1,876
		599,615	579,249
Accumulated depreciation		(271,413)	(237,380)
		$328,202	$341,869
Depreciation expense was $13.1 million and $38.5 million for the three and nine months ended September 30, 2014, respectively, and $12.7 million and $37.4 million for the three and nine months ended September 30, 2013, respectively.

7. Long-Term Debt
Long-term debt at September 30, 2014 and December 31, 2013 consisted of the following:

	September 30, 2014	December 31, 2013
	(in thousands)
9% Senior Notes	$280,000	$280,000
Third party equipment notes and capital leases	12,672	15,109
Insurance notes	—	4,531
	292,672	299,640
Less: Current portion	(5,639)	(9,374)
	$287,033	$290,266
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
The Company was in compliance with the covenants in the indenture governing the 9% Senior Indenture at September 30, 2014.

Revolving Credit Facility
On September 9, 2011, FES Ltd. and its current domestic subsidiaries entered into a loan and security agreement with Regions Bank, SunTrust Bank, CIT Bank and Capital One Leverage Finance Corp., as lenders, and Regions Bank, as agent for the secured parties, or the Agent. This loan and security agreement was amended in December 2011, July 2012 and July 2013. On the July 2013 amendment, the CIT Bank opted out of the lending group, with Regions Bank increasing its participation by taking the CIT Bank's position. The loan and security agreement initially provided for an asset based revolving credit facility with a maximum initial borrowing credit of $75.0 million, subject to borrowing base availability. The third amendment increased the maximum borrowing credit to $90.0 million, subject to borrowing base availability, any reserves established by the facility agent in its discretion, compliance with a fixed charge coverage ratio covenant if availability under the facility falls below certain thresholds and, for borrowings above $75.0 million, compliance with the debt incurrence covenant in the the 9% Senior Indenture that prohibits the incurrence of debt except for certain limited exceptions, including indebtedness incurred under the permitted credit facility debt basket to the greater of $75.0 million or 18% of our Consolidated Tangible Assets (as defined in the 9% Senior Indenture) reported for the last fiscal quarter for which financial statements are available. As of September 30, 2014, 18% of our Consolidated Tangible Assets was approximately $83.7 million. Under the loan and security agreement, our borrowing base at any time is equal to (i) 85% of eligible accounts, which are determined by Agent in its reasonable discretion, plus (ii) the lesser of 85% of the appraised value, subject to certain adjustments, of our well services equipment that has been properly pledged and appraised, is in good operating condition and is located in the United States, or 100% of the net book value of such equipment, minus (iii) any reserves established by the Agent in its reasonable discretion. As of September 30, 2014, the borrowing base was $90.0 million limited to $83.7 million under the 9% Senior Indenture as discussed above and borrowing availability was $77.8 million. As amended, the loan and security agreement has a stated maturity of July 26, 2018. There was nothing drawn on this facility and $5.9 million in letters of credit outstanding against the facility at September 30, 2014.
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

The loan and security agreement contains customary covenants for an asset-based credit facility, which include (i) restrictions on certain mergers, consolidations and sales of assets; (ii) restrictions on the creation or existence of liens; (iii) restrictions on making certain investments; (iv) restrictions on the incurrence or existence of indebtedness; (v) restrictions on transactions with affiliates; (vi) requirements to deliver financial statements, report and notices to the Agent and (vii) a springing requirement to maintain a consolidated Fixed Charge Coverage Ratio (which is defined in the loan and security agreement) of 1.1:1.0 in the event that our excess availability under the credit facility falls below the greater of $11.7 million or 15.0% of our maximum credit under the facility for sixty consecutive days; provided that, the restrictions described in (i)-(v) above are subject to certain exceptions and permissions limited in scope and dollar value. The loan and security agreement also contains customary representations and warranties and event of default provisions. As of September 30, 2014 we were in compliance with all applicable covenants in the loan and security agreement.
Third Party Equipment Notes and Capital Leases
The Forbes Group finances the purchase of certain vehicles and equipment through commercial loans and capital leases with aggregate principal amounts outstanding as of September 30, 2014 and December 31, 2013 of approximately $12.7 million and $15.1 million, respectively. These loans are repayable in a range of 42 to 60 monthly installments with the maturity dates ranging from October 2014 to January 2018. Interest accrues at rates ranging from 3.2% to 8.4% and is payable monthly. The loans are collateralized by equipment purchased with the proceeds of such loans. The Forbes Group made total principal payments of approximately $1.3 million and $1.4 million for three months ended September 30, 2014 and 2013, respectively, and approximately $3.8 million and $4.3 million for the nine months ended September 30, 2014 and 2013, respectively.
Insurance Notes
In October of 2013, the Forbes Group entered into a $5.9 million promissory note at an interest rate of 2.9% for the payment of insurance premiums. There was no outstanding principal amount under such note as of September 30, 2014. As of December 31, 2013, the outstanding principal amount under such note was approximately $4.5 million. The amount outstanding could be substantially offset by the cancellation of the related insurance coverage.

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

	September 30, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
9.0% Senior Notes	$280,000	$280,000	$280,000	$275,800

The fair value of our 9% Senior notes is based on dealer quoted market prices and is considered Level 1 within the fair value hierarchy.

9. Related Party Transactions
The Forbes Group enters into transactions with related parties in the normal course of conducting business. The following tables represent related party transactions.

			As of
			September 30, 2014	December 31, 2013
			(in thousands)
Related parties cash and cash equivalents balances:
Balance at Texas Champion Bank (1)			$998	$698
Balance at Brush Country Bank (2)			445	469

Related parties receivable:
Alice Environmental (3)			$—	$1
Dorsal Services, Inc. (4)			61	61
Wolverine Construction, Inc. (5)			282	123
			$343	$185

Related parties payable:
Animas Holdings, LLC (6)			$2	$—
Alice Environmental (3)			77	218
Dorsal Services, Inc. (4)			72	256
Tasco Tool Services, Inc. (7)			15	16
JITSU Services, LLC (8)			—	30
Texas Quality Gate Guard Services, LLC (9)			60	29
Texas Water Disposal, LLC (10)			10	10
			$236	$559

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(in thousands)
Related parties capital expenditures:
Tasco Tool Services, Inc. (7)	—	64	—	64
Forbes Ranch (11)	—	—	—	25
	$—	$64	$—	$89
Related parties revenue activity:
Alice Environmental(3)	—	3	1	3
Dorsal Services, Inc. (4)	—	—	1	17
Tasco Tool Services, Inc. (7)	—	—	1	22
Wolverine Construction, Inc. (5)	1	—	309	—
Testco Well Services, LLC (12)	—	18	—	36
Texas Water Disposal LLC (10)	2	—	59	—
	$3	$21	$371	$78

Related parties expense activity:
Alice Environmental (3)	$672	$535	$1,638	$1,454
CJ Petroleum Service LLC (14)	4	—	4	—
Dorsal Services, Inc. (4)	162	159	468	181
Tasco Tool Services, Inc. (7)	44	22	182	48
FCJ Management, LLC (13)	9	9	27	27

JITSU Services, LLC (8)	91	—	243	203
Texas Quality Gate Guard Services, LLC (9)	146	97	146	334
Animas Holdings, LLC (6)	74	263	277	611
Testco Well Services, LLC (12)	—	9	—	11
Texas Water Disposal LLC (10)	—	—	3	—
	$1,202	$1,094	$2,988	$2,869
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
(5)Wolverine Construction, Inc. is an entity that is owned by two sons of Mr. Crisp. Wolverine rents equipment from the Company.
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
(11) Forbes Ranch is owned by a brother of Mr. Forbes. We purchased a truck scale from Forbes Ranch during the second quarter of 2013.
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
(14) CJ Petroleum Service LLC, or CJ Petroleum, is a company that owns salt water disposal wells and is owned by Messrs. Crisp and Forbes, a son of Mr. Crisp, another director of FES Ltd. and a son of Janet Forbes, a former director of FES LTD. The Company pays CJ Petroleum to use it's disposal wells.

10. Commitments and Contingencies

Concentrations of Credit Risk
FDIC insurance coverage is currently $250,000 per depositor at each financial institution, and our non-interest bearing cash balances may exceed federally insured limits from time to time. The Company restricts investment of temporary cash investments to financial institutions with high credit standings. The Company's customer base consists primarily of multi-national and independent oil and natural gas producers. The Company does not require collateral on its trade receivables. For the three months ended September 30, 2014, the Company's largest customer, five largest customers, and ten largest customers constituted 17.8%, 42.0%, and 57.9% of consolidated revenues, respectively. For the nine months ended September 30, 2014 the Company's largest customer, five largest customers, and ten largest customers constituted 11.9% , 27.4%, and 38.2% of consolidated revenues, respectively. The loss of any one of our top five customers could have a materially adverse effect on the revenues and profits of the Company. Further, our trade accounts receivable are from companies within the oil and natural gas industry, and as such the Company is exposed to normal industry credit risks. As of September 30, 2014, the Company's largest customer, five largest customers, and ten largest customers constituted 15.2%, 40.5%, and 56.7% of accounts receivable, respectively. The Company continually evaluates its reserves for potential credit losses and establishes reserves for such losses.

Self-Insurance

The Company is self-insured under its Employee Group Medical Plan for the first $300,000 per individual. As of October 15, 2013, the Company purchased new auto liability and general liability insurance policies and under which it is self-insured for the first $0.5 million and $1.0 million, respectively, claimed under these policies. As of September 30, 2014 and December 31, 2013 self-insurance reserves amount to approximately $6.0 million and $4.6 million, respectively. These claims are unprocessed, therefore their values are estimated and included in accrued expenses in the accompanying consolidated balance sheets.

Litigation

The Company is subject to various other claims and legal actions that arise in the ordinary course of business. While the result of any claim or legal action contains an element of uncertainty, we do not believe at this time that any of these claims and actions, separately or in the aggregate, will have a material adverse effect on our business, financial condition, results of operations, or cash flows.

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

11. Supplemental Cash Flow Information

	Nine months ended September 30,
	2014	2013
	(in thousands)
Cash paid for
Interest	$13,360	$13,684
Income tax	70	65
Supplemental schedule of non-cash investing and financing activities
Changes in accounts payable related to capital expenditures	7,737	5,194
Capital leases on equipment	1,320	1,569
Preferred stock dividends and accretion costs	31	31

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
The Series B Preferred Stock are participating securities as they participate in undistributed earnings with common stock, whether that participation is conditioned upon the occurrence of a specified event or not. A participating security is included in the computation of basic EPS using the two-class method. Under the two-class method, basic EPS for the Company’s common stock is computed by dividing net income applicable to common shares by the weighted-average common stock outstanding during the period. Under the certificate of designation for our Series B Preferred Stock (the “Series B Certificate of Designation”), if at any time the Company declares a dividend in cash which is greater in value than five percent on a cumulative basis over the previous twelve month period of the then current “Common Share Fair Market Value,” as that term is defined in the Series B Certificate of Designation, the Series B Preferred Stock will be entitled to receive a dividend payable in cash equal to the amount in excess of five percent of the then Common Share Fair Market Value per common share they would have received if all outstanding Series B Preferred Stock had been converted into common shares. There were no earnings allocated to the Series B Preferred Stock for the quarters ended September 30, 2014 and 2013 since there was a net loss for those periods and earnings for the quarter were not in excess of amounts prescribed by the Series B Certificate of Designation for our Series B Preferred Stock. Diluted EPS for the Company’s common stock is computed using the more dilutive of the two-class method or the if-converted method.

There were 1,148,625 stock options, 642,895 units of unvested restricted stock, and 5,292,531 shares of common stock equivalents underlying the Series B Preferred Stock outstanding as of September 30, 2014 that were not included in the calculation of diluted EPS for the three and nine months ended September 30, 2014 because their effect would have been antidilutive.
The following table sets forth the computation of basic and diluted loss per share:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(in thousands, except per share amounts)
Basic and diluted:
Net loss	$(1,543)	$(5,711)	$(4,330)	$(9,212)
Preferred stock dividends and accretion	(194)	(194)	(582)	(582)
Net loss attributable to common shareholders	$(1,737)	$(5,905)	$(4,912)	$(9,794)
Weighted-average common shares	21,799	21,438	21,718	21,410
Basic and diluted net loss per share	$(0.08)	$(0.28)	$(0.23)	$(0.46)

13. Income Taxes
The Company’s tax benefit from application of the effective tax rate for the nine months ended September 30, 2014 was estimated to be 27.7% based on pre-tax loss of $6.0 million. For the nine months ended September 30, 2013, the Company's effective tax rate was of 31.8%. The difference between the effective rate and 35.0% statutory rate is mainly due to Texas Margins Tax and non-deductible expenses.

14. Business Segment Information
The Forbes Group has two reportable segments organized based on its products and services—well servicing and fluid logistics. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

The following tables set forth certain financial information with respect to the Company’s reportable segments for the three and nine months ended September 30, 2014 and 2013:

	Three months ended September 30,			Nine months ended September 30,
	Well Servicing	Fluid Logistics	Consolidated	Well Servicing	Fluid Logistics	Consolidated
2014	(in thousands)			(in thousands)
Revenues	$73,940	$40,526	$114,466	$213,389	$124,163	$337,552
Direct operating costs	53,795	33,016	86,811	160,244	94,959	255,203
Segment profits	$20,145	$7,510	$27,655	$53,145	$29,204	$82,349
Depreciation and amortization	$6,127	$7,683	$13,810	$18,082	$22,534	$40,616
Capital expenditures	5,263	4,801	10,064	14,177	13,781	27,958
Total assets	629,575	486,384	1,115,959	629,575	486,384	1,115,959
Long lived assets	192,121	135,210	327,331	192,121	135,210	327,331
2013
Revenues	$62,079	$42,775	$104,854	$166,876	$143,398	$310,274
Direct operating costs	50,073	34,973	85,046	132,915	106,851	239,766
Segment profits	$12,006	$7,802	$19,808	$33,961	$36,547	$70,508
Depreciation and amortization	$5,785	$7,591	$13,376	$17,243	$22,330	$39,573
Capital expenditures	11,196	7,457	18,653	19,046	19,857	38,903
Total assets	567,593	478,105	1,045,698	567,593	478,105	1,045,698
Long lived assets	201,341	147,427	348,768	201,341	147,427	348,768

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Reconciliation of the Forbes Group Operating Income As Reported:	(in thousands)		(in thousands)
Segment profits	$27,655	$19,808	$82,349	$70,508
General and administrative expense	8,943	7,955	26,514	22,906
Depreciation and amortization	13,810	13,376	40,616	39,573
Operating income	4,902	(1,523)	15,219	8,029
Other income and expenses, net	(7,014)	(7,090)	(21,208)	(21,102)
Loss from continuing operations before income taxes	$(2,112)	$(8,613)	$(5,989)	$(13,073)

	September 30, 2014	December 31, 2013
Reconciliation of the Forbes Group Assets As Reported:	(in thousands)
Total reportable segments	$1,115,959	$1,068,042
Elimination of internal transactions	(1,731,097)	(1,640,530)
Parent	1,108,581	1,073,046
Total assets	$493,443	$500,558

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
The value of the Series B Preferred Stock, for accounting purposes, is being accreted up to redemption value from the date of issuance to the earliest redemption date of the instrument using the effective interest rate method. If the Series B Preferred Stock had been redeemed as of September 30, 2014 and December 31, 2013, the redemption amount applicable at each date would have been approximately $14.6 million.

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
Preferred stock dividends are recorded at their fair value. If paid in cash, the amount paid represents fair value. If paid in kind, the fair value of the preferred stock dividends is determined using valuation techniques that include a component representing the intrinsic value of the dividends (which represents the fair value of the common stock into which the preferred stock could be converted) and an option component (which is determined using a Black-Scholes Option Pricing Model). Dividends and accretion for the three and nine months ended September 30, 2014 and 2013 was $0.2 million and $0.6 million in each period, respectively. The Company has paid all required quarterly dividends in cash through September 30, 2014.

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
Overview
Forbes Energy Services Ltd., or FES Ltd., is an independent oilfield services contractor that provides a wide range of well site services to oil and natural gas drilling and producing companies to help develop and enhance the production of oil and natural gas. These services include fluid hauling, fluid disposal, well maintenance, completion services, workovers and re-completions, plugging and abandonment, and tubing testing. Our operations are concentrated in the major onshore oil and natural gas producing regions of Texas, with additional locations in Mississippi, and in Pennsylvania and, prior to the disposition of our assets in Mexico in January 2012, in Mexico. We believe that our broad range of services, which extends from initial drilling, through production, to eventual abandonment, is fundamental to establishing and maintaining the flow of oil and natural gas throughout the life cycle of our customers’ wells.
As used in this Quarterly Report on Form 10-Q, the “Company,” the “Forbes Group,” “we,” and “our” mean FES Ltd. and its subsidiaries, except as otherwise indicated.
We currently provide a wide range of services to a diverse group of companies. Through the three and nine months ended September 30, 2014, we provided services to over 525 and 750 companies, respectively. Our customer base includes Anadarko Petroleum Corporation, Chesapeake Energy Corporation, ConocoPhillips Company, and Shell Oil Company, among others. John E. Crisp, Charles C. Forbes, Jr. and our senior management team, have cultivated deep and ongoing relationships with these customers during their average of over 37 years of experience in the oilfield services industry. For the three and nine months ended September 30, 2014, we generated consolidated revenues of approximately $114.5 million and $337.6 million, respectively.
We currently conduct our operations through the following two business segments:

•
Well Servicing. Our well servicing segment comprised 64.6% and 63.2% of consolidated revenues for the three and nine months ended September 30, 2014, respectively. At September 30, 2014, our well servicing segment utilized our modern fleet of 169 well servicing rigs, which was comprised of 158 workover rigs and 11 swabbing rigs, as well as six coiled tubing spreads, nine tubing testing units, and related assets and equipment. These assets are used to provide (i) well maintenance, including remedial repairs and removal and replacement of downhole production equipment, (ii) well workovers, including significant downhole repairs, re-completions and re-perforations, (iii) completion and swabbing activities, (iv) plugging and abandonment services, and (v) pressure testing of oil and natural gas production tubing and scanning tubing for pitting and wall thickness using tubing testing units.

•
Fluid Logistics. Our fluid logistics segment comprised 35.4% and 36.8% of consolidated revenues for the three and nine months ended September 30, 2014, respectively. Our fluid logistics segment utilized our fleet of owned or leased fluid transport trucks and related assets, including specialized vacuum, high-pressure pump and tank trucks, hot oil trucks, frac tanks, fluid mixing tanks, salt water disposal wells and facilities, and related equipment. These assets are used to provide, transport, store, and dispose of a variety of drilling and produced fluids used in, and generated by, oil and natural gas production. These services are required in most workover and completion projects and are routinely used in daily operations of producing wells.

Our principal fluid logistics assets at September 30, 2014 and 2013 were as follows:

	September 30
	2014	2013
Fluid logistics segment:
Vacuum trucks(1)	462	473
Other heavy trucks (1)	141	108
Frac tanks and fluid mixing tanks	3,307	3,280
Salt water disposal wells (2)	23	25
(1) At September 30, 2014, 173 vaccum trucks and 21 other heavy trucks, included in the above equipment counts, were leased.
(2) At September 30, 2014, 17 salt water disposal wells, included in the above well count, were subject to ground leases or other operating arrangements to third parties. One of these wells is currently in the process of being permitted.

We believe that our two business segments are complementary and create synergies in terms of selling opportunities. Our multiple lines of service are designed to capitalize on our existing customer base to grow it within existing markets, generate more business from existing customers, and increase our operating performance. By offering our customers the ability to reduce the number of vendors they use, we believe that we help improve our customers’ efficiency. This is demonstrated by the fact that 79.3% and 82.7% of our revenues for the three and nine months ended September 30, 2014, respectively, were from customers that utilized services of both of our business segments. Further, by having multiple service offerings that span the life cycle of the well, we believe that we have a competitive advantage over smaller competitors offering more limited services.

Factors Affecting Results of Operations

Oil and Natural Gas Prices

Demand for well servicing and fluid logistics services is generally a function of the willingness of oil and natural gas companies to make operating and capital expenditures to explore for, develop and produce oil and natural gas, which in turn is affected by current and anticipated levels of oil and natural gas prices. Exploration and production spending is generally categorized as either operating expenditures or capital expenditures. Activities by oil and natural gas companies designed to add oil and natural gas reserves are classified as capital expenditures, and those associated with maintaining or accelerating production, such as workover and fluid logistics services, are categorized as operating expenditures. Operating expenditures are typically more stable than capital expenditures and are less sensitive to oil and natural gas price volatility. In contrast, capital expenditures by oil and natural gas companies for drilling are more directly influenced by current and expected oil and natural gas prices and generally reflect the volatility of commodity prices, as shown in the recent declines in commodity prices.

Workover Rig Rates

Our well servicing segment revenues are dependent on the prevailing market rates for workover rigs. Rates and utilization for workover rigs have continued to increase slightly during 2014. Composite rates for the three quarters ending September 30, 2014 have continued to increase slightly compared to the rate levels in the fourth quarter of 2013.

Fluid Logistics Rates

Our fluid logistics segment revenues are dependent on the prevailing market rates for fluid transport trucks and the related assets, including specialized vacuum, high-pressure pump and tank trucks, hot oil trucks, frac tanks, fluid mixing tanks and salt water disposal wells. Pricing and utilization decreased through 2013 and have continued to decrease during 2014. We believe that pricing and utilization have decreased, in part, from excess equipment available in the market, which has resulted in price reductions and certain lost customer opportunities.

Operating Expenses
During 2014, labor rates have been relatively stable in our fluid logistics and well servicing segments. We experienced higher parts and supplies costs related to coil tubing units. Future earnings and cash flows will be dependent on our ability to manage our overall cost structure and either maintain our existing prices or obtain price increases from our customers as our operating costs increase.

Equipment rental and lease costs continue to be a significant component of our operating expenses. During 2014, we have not entered into any additional operating leases. The Company may continue to meet certain equipment needs through rental or leasing arrangements.

Capital Expenditures

During 2014 we received one swabbing rig, one well servicing rig, additional hot oil trucks and other well servicing equipment and incurred the associated costs of placing this equipment in service. We have ordered three well service rigs, one should be received in the fourth quarter of 2014 and the other two by the end of the the first quarter of 2015. In addition, we continue to evaluate salt water disposal well locations to better serve our customers.

Results of Operations
Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013
The following table compares our operating results for the three months ended September 30, 2014 and 2013 (in thousands, except percentages). Direct operating costs exclude general and administrative expenses, depreciation and amortization.

	Revenue		Direct operating costs
	2014	2013	2014	% of revenues	2013	% of revenue	Change	% Change
Well Servicing	$73,940	$62,079	$53,795	72.8%	$50,073	80.7%	$3,722	7.4%
Fluid Logistics	40,526	42,775	33,016	81.5%	34,973	81.8%	(1,957)	(5.6)%
Total	$114,466	$104,854	$86,811	75.8%	$85,046	81.1%	$1,765	2.1%
The following table compares segment profits for the three months ended September 30, 2014 and 2013 (in thousands, except percentages).

	2014		2013
	Amount	Gross margin % (1)	Amount	Gross margin % (1)
Well servicing	20,145	27.2%	12,006	19.3%
Fluid logistics	7,510	18.5%	7,802	18.2%
Total	$27,655	24.2%	$19,808	18.9%
(1) Not including general and administrative expenses, depreciation and amortization
Consolidated Revenues. The increase in consolidated revenues is a result of increased activity in the well servicing segment offset by decreased activity in the fluid logistics segment in the third quarter of 2014 as compared to 2013.
Well Servicing. Revenues from the well servicing segment increased due to an increase in rig hours as well as higher utilization of our coiled tubing services. We utilized 169 and 165 well service rigs as of September 30, 2014 and 2013, respectively, and utilized six and five coiled tubing spreads as of September 30, 2014 and 2013, respectively.
Fluid Logistics. Revenues from the fluid logistics segment decreased due to a decrease in trucking hours for the three months ended September 30, 2014 when compared to the same period in 2013. Billable trucking hours decreased during the three months ended September 30, 2014 approximately 3.5% when compared to the three months ended September 30, 2013. Skim oil sales were down by approximately 37.9% for the three months ended September 30, 2014 when compared to the same period in 2013 due to higher utilization of third party disposal wells. Utilization and rate decreases resulted, in part, from excess equipment available in the market.
Consolidated Operating Expenses. Consolidated operating expenses decreased as a percentage of revenue in the three months ending September 30, 2014 compared to the three months ending September 30, 2013 due primarily to an increase in revenues in the well servicing segment and a decrease in operating expenses related primarily to fuel and insurance in both segments.
Well Servicing. The well servicing segment direct operating costs, excluding general and administrative expenses, depreciation and amortization, decreased as a percentage of revenue for the three months ending September 30, 2014 compared to the three months ending September 30, 2013.  This decrease is due primarily to higher revenues in the third quarter of 2014 and a decrease in insurance and fuel expenses.
Fluid Logistics. Direct operating costs, excluding general and administrative expenses, depreciation and amortization, for the fluid logistics segment decreased slightly as a percentage of revenue for the three months ending September 30, 2014 compared to 2013. This was due to a decrease in insurance expenses as a percentage of revenues offset by increases in third party salt water disposal well expenses.

General and Administrative Expenses. General and administrative expenses increased by approximately $1.0 million, to $8.9 million for the three months ended September 30, 2014 as compared to the same period in 2013. General and administrative expense as a percentage of revenues was 7.8% and 7.6% for the three months ended September 30, 2014 and 2013, respectively. The primary reasons for the increase were increases in wages and professional fees.
Depreciation and Amortization. Depreciation and amortization expenses increased by $0.4 million, or 3.2%, to $13.8 million. The additional depreciation expense resulted from equipment purchased in 2013 and 2014.
Interest Expense. Interest expense decreased by approximately $0.1 million comparing the three months ended September 30, 2014 to the same period in the prior year. The slight increase was due to slightly increased debt related to insurance and leases as compared to 2013.
Income Taxes. We recognized an income tax benefit of $0.6 million and $2.9 million for the three months ended September 30, 2014 and September 30, 2013, respectively. Our effective tax rate for the three months ended September 30, 2014 is 27.0% compared to 34.4% for the same period in the prior year. The higher rate for the three months ended September 30, 2013 was due to a change in management's full year 2013 forecast during that quarter. The company's third quarter provision was recorded to effectuate the change in forecast. The difference between the effective rate and the 35.0% statutory rate is mainly due to tax rate benefit for the Texas Margins Tax and non-deductible expenses.
Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013
The following table compares our operating results for the nine months ended September 30, 2014 and 2013 (in thousands, except percentages). Direct operating costs exclude general and administrative expenses, depreciation and amortization.

	Revenue		Direct operating costs
	2014	2013	2014	% of revenues	2013	% of revenue	Change	% Change
Well Servicing	213,389	$166,876	160,244	75.1%	$132,915	79.6%	$27,329	20.6%
Fluid Logistics	124,163	143,398	94,959	76.5%	106,851	74.5%	(11,892)	(11.1)%
Total	$337,552	$310,274	$255,203	75.6%	$239,766	77.3%	$15,437	6.4%
The following table compares segment profits for the nine months ended September 30, 2014 and 2013 (in thousands, except percentages).

	2014		2013
	Amount	Gross margin % (1)	Amount	Gross margin % (1)
Well servicing	53,145	24.9%	$33,961	20.4%
Fluid logistics	29,204	23.5%	36,547	25.5%
Total	$82,349	24.4%	$70,508	22.7%
(1) Not including general and administrative expenses, depreciation, and amortization.
Consolidated Revenues. The increase in consolidated revenues is a result of increased activity in the well servicing segment offset by decreased activity in the fluid logistics segment in the nine months ending September 30, 2014 as compared to the same period in 2013.
Well Servicing. Revenues from the well servicing segment increased due to an increase in rig hours as well as higher utilization of our coiled tubing services. We utilized 169 and 165 well service rigs as of September 30, 2014 and 2013, respectively, and utilized six and five coiled tubing spreads as of September 30, 2014 and 2013, respectively.

Fluid Logistics. Revenues from the fluid logistics segment decreased due to a decrease in trucking hours and rates for the nine months ended September 30, 2014 when compared to the same period in 2013. Billable trucking hours decreased during the nine months ended September 30, 2014 approximately 13.2% when compared to the nine months ended September 30, 2013. Utilization and rate decreases resulted, in part, from more efficient drilling processes by our customers and from excess equipment available in the market, which has resulted in certain lost customer opportunities. Skim oil sales and saltwater disposal well revenues decreased 14.9% for the nine months ended September 30, 2014 compared to the same period in 2013
Consolidated Operating Expenses. Operating expenses as a percentage of revenue decreased 1.7% in the nine months ending September 30, 2014 compared to the same period in 2013. This was due to higher rig utilization in the well servicing segment.
Well Servicing. The well servicing segment direct operating costs, excluding general and administrative expenses, depreciation and amortization, decreased 4.5% as a percentage of revenue for the nine months ending September 30, 2014 compared to the same period in 2013.  This decrease is due primarily to higher overall rig utilization in the nine months ending September 30, 2014, offset by slight increases in parts, supplies and maintenance costs.
Fluid Logistics. Direct operating costs, excluding general and administrative expenses, depreciation and amortization, for the fluid logistics segment increased 2.0% as a percentage of revenue for the nine months ending September 30, 2014 compared to the same period in 2013. This was attributable to a drop in revenues resulting from decreased hours and lower frac tank rental revenues as reductions in operating expenses typically lag the reductions in revenue. This is primarily due to continued industry pressure on hours and pricing due primarily to excess equipment available in the market.

General and Administrative Expenses. General and administrative expenses increased by approximately $3.6 million, to $26.5 million for the nine months ended September 30, 2014 as compared to the same period in 2013. General and administrative expense as a percentage of revenues was 7.9% and 7.4% for the nine months ended September 30, 2014 and September 30, 2013, respectively. The primary reasons for the increase were increases in compensation expense, an increase in professional fees, and an increase in self insured health insurance expenses.
Depreciation and Amortization. Depreciation and amortization expenses increased by $1.0 million, or 2.6%, to $40.6 million for the nine months ended September 30, 2014 compared to the same period in 2013 . The additional depreciation expense resulted from equipment purchased in 2013 and 2014.
Interest Expense. Interest expense increased approximately $0.1 million comparing the nine months ended September 30, 2014 to the same period in the prior year due to addition of capital leases on equipment.
Income Taxes. We recognized an income tax benefit of $1.7 million and $4.2 million for the nine months ended September 30, 2014 and 2013, respectively. Our effective tax rate for the nine months ended September 30, 2014 is 27.7% compared to 31.8% for the same period in the prior year.

Liquidity and Capital Resources
Overview
We have historically funded our operations, including capital expenditures with bank borrowings, vendor financings, cash flow from operations, the issuance of senior notes and the proceeds from our public and private equity offerings.
As of September 30, 2014, we had $35.2 million in cash and cash equivalents, $292.7 million in contractual debt and capital leases and $5.6 million of accounts payable related to equipment. Also, as of September 30, 2014, we had 588,059 outstanding shares of Series B Senior Convertible Preferred Stock, which is reflected in the balance sheet as temporary equity in an amount of $14.6 million. During periods when the Company's common stock maintains a five day volume weighted average trading price above $3.33 per share, the Series B Preferred Stock is redeemable, in whole or in part, at the Company's option for a price of $25 per share, plus accrued and unpaid dividends. Nevertheless, if the Company elects to redeem the Series B Preferred Stock, the holders thereof would have the opportunity prior to redemption to convert each share of the Series B Preferred Stock into nine shares of common stock. In May 2017, the Company is required to redeem the Series B Preferred Stock at 95% of the fair market value of the common stock as determined in accordance with the certificate of designation of the Series B Preferred Stock.
The $292.7 million in contractual debt was comprised of $280.0 million in senior notes and $12.7 million in notes and/or capital leases on equipment. Of our total debt, $287.0 million of the outstanding contractual debt was classified as long-term debt and $5.6 million was short-term debt outstanding or the current portion of long-term debt. In addition, we have $5.6 million of non interest bearing short-term equipment vendor financings for well servicing rigs and other equipment included in accounts payable. We incurred $10.1 million and $28.0 million for capital equipment acquisitions during the three and nine months ended September 30, 2014, compared to $18.7 million and $38.9 million for the three and nine months ended September 30, 2013, respectively.
On September 9, 2011, we entered into a loan and security agreement with certain lenders and Regions Bank, as agent for the secured parties, or the Agent. This loan and security agreement was amended, in December 2011, July 2012 and July 2013. The loan and security agreement initially provided for an asset based revolving credit facility with a maximum initial credit of $75 million, subject to borrowing base availability, and other limitations. The third amendment increased the maximum borrowing credit to $90.0 million, subject to borrowing base availability, any reserves established by the facility agent in its discretion, compliance with a fixed coverage charge ratio covenant if availability under the facility falls below certain thresholds and, for borrowings above $75.0 million, compliance with the debt incurrence covenant in the indenture governing the 9% Senior Notes this indenture covenant prohibits the incurrence of debt except for certain limited exceptions, including indebtedness incurred under the permitted credit facility debt basket to the greater of $75.0 million or 18% of our Consolidated Tangible Assets (as defined in the indenture governing the 9% Senior Notes) reported for the last fiscal quarter for which financial statements are available. Under the indenture governing the 9% Senior Notes, Consolidated Tangible Assets is defined as our total assets, determined on a consolidated basis in accordance with GAAP, excluding unamortized debt discount and expenses and other unamortized deferred charges, to the extent such items are non-cash expenses or charges, goodwill, patents, trademarks, service marks, trade names, copyrights and other items properly classified as intangibles in accordance with GAAP. As of September 30, 2014, 18% of our Consolidated Tangible Assets was approximately $83.7 million. Under the loan and security agreement, our borrowing base at any time is equal to (i) 85% of eligible accounts, which are determined by Agent in its reasonable discretion, plus (ii) the lesser of 85% of the appraised value, subject to certain adjustments, of our well servicing equipment that has been properly pledged and appraised, is in good operating condition and is located in the United States, or 100% of the net book value of such equipment, minus(iii) any reserves established by the Agent in its reasonable discretion. As of September 30, 2014, borrowing base was $90 million limited to $83.7 million under the 9% Senior Indenture as discussed above and borrowing availability was $77.8 million. As amended, the loan and security agreement has a stated maturity of July 26, 2018. As of September 30, 2014, there were no amounts drawn and $5.9 million in outstanding letters of credit outstanding against the facility.
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

Cash Flows from Operating Activities

Net cash provided by operating activities totaled $28.6 million for the nine months ended September 30, 2014, compared to $50.9 million for the nine months ended September 30, 2013. The decrease in cash provided by operating activities of $22.3 million for the nine months ending September 30, 2014 was principally due to changes in accounts receivable, accounts payable, and accrued expenses.

Cash Flows from Investing Activities

Cash flows used in investing activities was $15.0 million for the nine months ending September 30, 2014 compared to $31.4 million for the same period in 2013. The change was primarily related to a reduction in the purchase of property and equipment which decreased from $32.8 million for the nine months ended September 30, 2013 compared to $18.9 million for the current period. Our capital expenditures for the first nine months of 2014 were $28.0 million. This was comprised of additions to our fluid logistics segment of approximately $13.8 million and additions to our well servicing segment of approximately $14.2 million . Additions to the fluid logistics segment consisted primarily of hot oil trucks. Additions to the well servicing segment included one coiled tubing unit, two well servicing rigs, well servicing rig equipment, vehicles, coiled tubing equipment, and other ancillary equipment. In addition, we currently have three well service rigs on order one should arrive in the fourth quarter of 2014 and the other two by the end of first quarter 2015. As discussed in more detail above, our ability to seek additional financing may be restricted by certain of our debt covenants.

Cash Flows from Financing Activities

Cash flows used in financing activities increased by approximately $0.6 million in the nine months ending September 30, 2014 when compared to September 30, 2013, this was primarily driven by the new capital leases entered into during the nine months ending September 30, 2014.

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

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2014, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures over financial reporting were effective.

Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13-a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is subject to various other claims and legal actions that arise in the ordinary course of business. While the result of any claim or legal action contains an element of uncertainty, we do not believe at this time that any of these claims and actions, separately or in the aggregate, will have a material adverse effect on our business, financial condition, results of operations, or cash flows, although we cannot guarantee that a material adverse effect will not occur.

Item 1A.	Risk Factors

There were no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

FORBES ENERGY SERVICES LTD.

November 14, 2014	By:	/s/ JOHN E. CRISP
John E. Crisp Chairman, Chief Executive Officer and President (Principal Executive Officer)

November 14, 2014	By:	/S/ L. MELVIN COOPER
L. Melvin Cooper Senior Vice President, Chief Financial Officer and Assistant Secretary (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Number		Description of Exhibits
2.1	—
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