Form 10-K
period 2014-12-31
Forbes Energy Services Ltd.
filed 2015-03-27
CIK 1434842

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________________
Form 10-K
____________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    ☐  Yes    ☒  No
The aggregate market value of the stock held by non-affiliates of the registrant as of the last business day of the most recently completed second fiscal quarter, June 30, 2014, was approximately $66.0 million based on the closing sales price of the registrant’s common stock as reported by the NASDAQ Global Market on June 30, 2014 of $4.57 per share and 14,432,303 shares held by non-affiliates.
As of March 24, 2015, there were 21,895,844 common shares outstanding.

FORBES ENERGY SERVICES LTD. AND SUBSIDIARIES (a/k/a the “Forbes Group”)

i

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K and any oral statements made in connection with it include certain forward-looking statements within the meaning of the federal securities laws. You can generally identify forward-looking statements by the appearance in such a statement of words like “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project” or “should” or other comparable words or the negative of these words. When you consider our forward-looking statements, you should keep in mind the risk factors we describe and other cautionary statements we make in this Annual Report on Form 10-K. Our forward-looking statements are only predictions based on expectations that we believe are reasonable. Our actual results could differ materially from those anticipated in, or implied by, these forward-looking statements as a result of known risks and uncertainties set forth below and elsewhere in this Annual Report on Form 10-K. These factors include or relate to the following:

•	oil and natural gas commodity prices;

•	market response to global demands to curtail use of oil and natural gas;

•	spending by the oil and natural gas industry;

•	supply and demand for oilfield services and industry activity levels;

•	our ability to maintain stable pricing;

•	our level of indebtedness;

•	possible impairment of our long-lived assets;

•	our ability to maintain stable pricing;

•	potential for excess capacity;

•	competition;

•	substantial capital requirements;

•	significant operating and financial restrictions under our indenture and revolving credit facility;

•	technological obsolescence of operating equipment;

•	dependence on certain key employees;

•	concentration of customers;

•	substantial additional costs of compliance with reporting obligations, the Sarbanes-Oxley Act and indenture covenants;

•	seasonality of oilfield services activity;

•	collection of accounts receivable;

•	environmental and other governmental regulation, including potential climate change legislation;

•	the potential disruption of business activities caused by the physical effects, if any, of climate change;

•	risks inherent in our operations;

•	ability to fully integrate future acquisitions;

•	variation from projected operating and financial data;

•	variation from budgeted and projected capital expenditures;

•	volatility of global financial markets; and

•	the other factors discussed under “Risk Factors” on page 10 of this Annual Report on Form 10-K.
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

Overview
Forbes Energy Services Ltd., or FES Ltd, is an independent oilfield services contractor that provides a wide range of well site services to oil and natural gas drilling and producing companies to help develop and enhance the production of oil and natural gas. These services include fluid hauling, fluid disposal, well maintenance, completion services, workovers and recompletions, plugging and abandonment, and tubing testing. Our operations are concentrated in the major onshore oil and natural gas producing regions of Texas, with additional locations in Mississippi, Pennsylvania and, prior to the disposition in January 2012, in Mexico. We believe that our broad range of services, which extends from initial drilling, through production, to eventual abandonment, is fundamental to establishing and maintaining the flow of oil and natural gas throughout the life cycle of our customers’ wells. Our headquarters and executive offices are located at 3000 South Business Highway 281, Alice, Texas 78332. We can be reached by phone at (361) 664-0549.
As used in this Annual Report on Form 10-K, the “Company,” the “Forbes Group,” “we,” and “our” mean FES Ltd and its subsidiaries, except as otherwise indicated. Unless otherwise indicated, all financial or operational data presented herein relate to our continuing operations, excluding our operations in Mexico, which were sold in January, 2012.
We currently provide a wide range of services to a diverse group of companies. During the year ended December 31, 2014, we provided services to over 1,000 companies. Our customer base includes Anadarko Petroleum Corporation, Chesapeake Energy Corporation, ConocoPhillips Company, Occidental Petroleum Corp., and Shell Oil Company, among others. John E. Crisp and Charles C. Forbes, Jr., members of our senior management team, have cultivated deep and ongoing relationships with these customers during their average of over 38 years of experience in the oilfield services industry. For the year ended December 31, 2014, we generated total revenues of approximately $449.3 million.
We currently conduct our operations through the following two business segments:

•
Well Servicing. The well servicing segment comprised 63.5% of our total revenues for the year ended December 31, 2014. At December 31, 2014, our well servicing segment utilized our fleet of well servicing rigs, which was comprised of 158 workover rigs and 11 swabbing rigs, as well as six coiled tubing spreads, nine tubing testing units, four electromagnetic scan trucks and related assets and equipment. These assets are used to provide (i) well maintenance, including remedial repairs and removal and replacement of downhole production equipment, (ii) well workovers, including significant downhole repairs, re-completions and re-perforations, (iii) completion and swabbing activities, (iv) plugging and abandonment services, and (v) testing of oil and natural gas production tubing.

•
Fluid Logistics. The fluid logistics segment comprised 36.5% of our total revenues for the year ended December 31, 2014. Our fluid logistics segment utilized our fleet of owned or leased fluid transport trucks and related assets, including specialized vacuum, high-pressure pump and tank trucks, frac tanks, water wells, salt water disposal wells and facilities, and related equipment. These assets are used to provide, transport, store, and dispose of a variety of drilling and produced fluids used in, and generated by, oil and natural gas production. These services are required in most workover and completion projects and are routinely used in the daily operation of producing wells.

We believe that our two business segments are complementary and create synergies in terms of selling opportunities. Our multiple lines of service are designed to capitalize on our existing customer base to grow within existing markets, generate more business from existing customers, and increase our operating performance. By offering our customers the ability to reduce the number of vendors they use, we believe that we help improve our customers’ efficiency. This is demonstrated by the fact that 86.5% of our total revenues for the year ended December 31, 2014 were from customers that utilized services of both of our business segments. Further, by having multiple service offerings that span the life cycle of the well, we believe that we have a competitive advantage over smaller competitors offering more limited services.

The following table summarizes the number of locations and major components of our equipment fleet as of the dates indicated.

	December 31,
	2014	2013	2012
Locations	28	27	25
Well Servicing Segment:
Workover rigs	158	157	152
Swabbing rigs	11	10	10
Tubing testing units	9	9	9
Coiled tubing spreads	6	5	4
Fluid logistics segment:
Vacuum trucks (1)	453	480	473
Other heavy trucks (1)	134	111	105
Frac tanks and fluid mixing tanks	3,209	3,271	3,208
Salt water disposal wells (2)	23	24	24
 ____________________

(1)	At December 31, 2014, 160 vacuum trucks and 21 other heavy trucks, included in the above equipment counts, were leased.

(2)
At December 31, 2014, 18 salt water disposal wells, included in the above well count, were subject to ground leases or other operating arrangements with third parties. Two of these wells are currently in the process of being permitted.

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

•
High Level of Customer Retention. Our top customers include many of the largest integrated and independent oil and natural gas companies operating onshore in the United States. We believe that our success in growing in our existing markets with existing customers due to the quality of our well servicing rigs, our personnel, and our safety record. We believe members of our senior management have maintained excellent working relationships with our top customers in the United States during their average of over 30 years of experience in the oilfield services industry. We believe the complementary nature of our two business segments also helps retain customers because of the efficiency we offer a customer that has multiple needs at the wellsite. Notably, 86.5% of our total revenues from the year ended December 31, 2014 were from customers that utilize services in both of our business segments.

•
Industry-Leading Safety Record. During 2014, we had approximately 54.6% fewer reported incidents than the industry average as published by the Bureau of Labor Statistics. We believe that our safety record and reputation are critical factors to purchasing and operations managers in their decision-making process. We have a strong safety culture based on our training programs and safety seminars for our employees and customers. For example, for several years, members of our senior management have played an integral part in joint safety training meetings with customer personnel. In addition, our deployment of new well servicing rigs with enhanced safety features has contributed to our strong safety record and reputation.

•
Experienced Senior Management Team and Operations Staff. Our senior management team of John E. Crisp and Charles C. Forbes, Jr. have over 70 years of combined experience within the oilfield services industry. In addition, our next level of management, which includes our location managers, has an average of over 30 years of experience in the industry.

Our Business Strategy
Our strategy in this rapidly changing market:

•
Maintain Maximum Asset Utilization. We constantly monitor asset usage and industry trends as we strive to maximize utilization. We accomplish this through moving assets from regions with less activity to those with more activity or that are increasing in activity. In the current economic environment, we are focusing on basins that are either predominantly oil or contain natural gas with high liquids content, such as the Eagle Ford Shale basin in South Texas.

•
Maintain a Presence in Proven and Established Oil and Liquids Rich Basins. We focus our operations on customers that operate in well-established basins which have proven production histories and that have maintained a high level of activity throughout various oil and natural gas pricing environments. We believe production-related services help create a more stable revenue stream as such services we provide our customers are tied more to ongoing production from producing wells and less to drilling activity. Our experience shows that production-related services have generally withstood depressed economic conditions better than drilling services.

•
Establish and Maintain Leadership Position in Core Operating Areas. Based on our estimates, we believe that we have a significant market share in well servicing and fluid logistics in South Texas. We strive to establish and maintain significant positions within each of our core operating areas. To achieve this goal, we maintain close customer relationships and offer high-quality services to our customers. In addition, our significant presence in our core operating areas facilitates employee retention and hiring and brand recognition.

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

Description of Business Segments
Well Servicing Segment
Through a fleet of 169 well servicing rigs, as of December 31, 2014, located in 13 operational areas across Texas, one in Mississippi, and one in Pennsylvania, we provide a comprehensive offering of well services to oil and natural gas companies in Texas and our other locations, including completions of newly drilled oil and natural gas wells, wellbore maintenance, workovers and recompletions, tubing testing, and plugging and abandonment services. We currently operate six coiled tubing spreads. This equipment is used to mill, log, perforate, clean out, drill plugs, cement, acidize, and fish/retrieve tools/pipe in producing oil and gas wells. The services offered are customized to the customer's job specific requirements. Our well servicing rig fleet has an average age of less than eight years. As part of our operational strategy, we enhanced our design specifications to improve the operational and safety characteristics of our well servicing rigs compared with older well servicing rigs operated by others in the industry. These include increased derrick height and weight ratings and increased mud pump horsepower. We believe these enhanced features translate into increased demand for our equipment and services along with better pricing for our equipment and personnel. In addition, we augment our well servicing rig fleet with auxiliary equipment, such as mud pumps, power swivels, mud plants, mud tanks, blow-out preventers, lighting plants, generators, pipe racks, and tongs, which results in incremental rental revenue and increases the profitability of a typical well servicing job.
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

•
Tubing Testing. Through a fleet of nine downhole testing units, we provide downhole tubing testing services that allow operators to verify tubing integrity. Tubing testing services are performed as production tubing is run into a new wellbore or on older wellbores as production tubing is replaced during a workover operation. In addition to our downhole testing units, we also have four electromagnetic scan trucks which scan tubing while out of the wellbore. This scanning function provides key operational information related to corrosion pitting, holes and splits, and wall loss on tubing. Tubing testing services are complementary to our other service offerings and provide a significant opportunity for cross-selling.

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

Fluid Logistics Segment
Our fluid logistics segment provides an integrated array of oilfield fluid sales, transportation, storage, and disposal services that are required on most workover, drilling, and completion projects and are routinely used in daily operation of producing wells by oil and natural gas producers. We have a substantial operational footprint with 15 fluid logistics locations across Texas as of December 31, 2014, and an extensive fleet of transportation trucks, high-pressure pump trucks, hot oil trucks, frac tanks, fluid mixing tanks and salt water disposal wells. This combination of services enables us to provide a one-stop source for oil and natural gas companies. Although there are large operators in our areas, we believe that the vast majority of our smaller competitors in this segment can provide some, but not all, of the equipment and services required by customers, thereby requiring our customers to use several companies to meet their requirements and increasing their administrative burden. In addition, by pursuing an integrated approach to service, we experience increased asset utilization rates, as multiple assets are usually required to service a customer.
We provide the following services in our fluid logistics segment:

•
Fluid Hauling. At December 31, 2014, we owned or leased 453 fluid service vacuum trucks, trailers, and other hauling trucks equipped with a fluid hauling capacity of up to 150 barrels per unit, with most of the units having a capacity of 130 barrels. Each fluid service truck unit is equipped to pump fluids from or into wells, pits, tanks, and other on-site storage facilities. The majority of our fluid service truck units are also used to transport water to fill frac tanks on well locations, including frac tanks provided by us and others, to transport produced salt water to disposal wells, including injection wells owned and/or operated by us, and to transport drilling and completion fluids to and from well locations. In conjunction with the rental of frac tanks, we use fluid service trucks to transport water for use by our customers in fracturing operations. Following completion of fracturing operations by our customers, our fluid service trucks are used to transport the flowback produced as a result of the fracturing operations from the wellsite to disposal wells. We also operate several hot oil trucks which are capable of providing heated water and oil for use in well and pipe maintenance.

•
Disposal Services. Most oil and natural gas wells produce varying amounts of salt water throughout their productive lives. Under Texas law, oil and natural gas waste and salt water produced from oil and natural gas wells are required to be disposed of in authorized facilities, including permitted salt water disposal wells. Injection wells are licensed by state authorities and are completed in permeable formations below the fresh water table. At December 31, 2014, we operated 23 disposal wells in 20 locations across Texas, with an aggregate injection capacity of approximately 236,000 barrels per day. The wells are permitted to dispose of salt water and incidental non-hazardous oil and natural gas wastes throughout our operational bases in Texas. The salt water disposal wells are strategically located in close proximity to the producing wells of our customers. We maintain separators at all of our disposal wells, that permit us to reclaim residual crude oil that we sell.

•
Equipment Rental. At December 31, 2014, we owned a fleet of 3,209 fluid storage tanks that can store up to 500 barrels of fluid each. This equipment is used by oilfield operators to store various fluids at the wellsite, including fresh water, brine and acid for frac jobs, flowback, temporary production, and drilling fluids. We transport the tanks with our trucks to well locations that are usually within a 75-mile radius of our nearest location. Frac tanks are used during all phases of the life of a producing well. A typical fracturing operation conducted by a customer can be completed within four days using five to 40 or more frac tanks. We believe we maintain one of the youngest frac tank fleets in the industry with an average equipment age of approximately four years.

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
We cross-market our well servicing rigs along with our fluid logistics services, thereby offering our customers the ability to minimize vendors, which we believe improves the efficiency of our customers. This is demonstrated by the fact that 86.5% of our revenues for the year ended December 31, 2014 were from customers that utilized services of both of our business segments.
Employees
At December 31, 2014, we had 2,232 employees. We provide comprehensive employee training and implement recognized standards for health and safety. None of our employees are represented by a union or employed pursuant to a collective bargaining agreement or similar arrangement. We have not experienced any strikes or work stoppages and we believe we have good relations with our employees.
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
Customers
We served in excess of 1,000 customers during the year ended December 31, 2014. For the years ended December 31, 2014, 2013 and 2012, our largest customer in each year comprised approximately 18.8%, 10.5%, and 9.3% of our total revenues, our five largest customers comprised approximately 42.7%, 34.6%, and 36.7% of our total revenues, and our ten largest customers comprised approximately 56.6%, 49.7%, and 57.5% of our total revenues. During 2014 and 2013 ConocoPhillips made up 18.8% and 10.5% of our total revenues, respectively. During 2012 no customer comprised 10.0% or more of our total revenues. The loss of our top customer or of several of the customers in the top ten would materially adversely affect our revenues and results of operations. There can be no assurance that lost revenues could be replaced in a timely manner or at all, especially given the market’s competitiveness.
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

Insurance
Our operations are subject to risks inherent in the oilfield services industry, such as equipment defects, malfunctions, failures and natural disasters. In addition, hazards such as unusual or unexpected geological formations, pressures, blow-outs, fires or other conditions may be encountered in drilling and servicing wells, as well as the transportation of fluids and our assets between locations. We have obtained insurance coverage against certain of these risks which we believe is customary in the industry. We have $100,000,000 of excess liability coverage. Our workers compensation/employers liability has a zero dollar deductible. Our automobile liability policy has a $500,000 deductible for each accident. Our general liability policy is self-insured with the excess liability coverage in excess of $1,000,000 for each occurrence. We also make estimates and accrue for amounts we expect to owe in excess of any insurance and to satisfy deductibles. Such insurance is subject to coverage limits and exclusions and may not be available for all of the risks and hazards to which we are exposed. In addition, no assurance can be given that such insurance will be adequate to cover our liabilities or will be generally available in the future or, if available, that premiums will be commercially justifiable. If we incur substantial liability and such damages are not covered by insurance or are in excess of policy limits, or if we incur such liability at a time when we are not able to obtain liability insurance, our business, results of operations, and financial condition could be materially and adversely affected.
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
Air Emissions
Our facilities and operations are also subject to regulation under the Clean Air Act (CAA) and analogous state and local laws and regulations for air emissions. Changes in and scheduled implementation of these laws could lead to the imposition of new air pollution control requirements for our operations. Therefore, we may incur future capital expenditures to upgrade or modify air pollution control equipment or come into compliance where needed. We believe that our operations are in substantial compliance with CAA requirements. In January 2015, the Obama Administration announced that the EPA is exp    ected to propose in the summer of 2015 and finalize in 2016 new regulations that will regulate methane emissions from the oil and gas sector. The Obama Administration seeks to reduce methane emissions from new and modified infrastructure and equipment in the oil and gas sector, including the drilling of new wells, by up to 45% from 2012 levels by 2025.
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
Climate Change Regulation
Continued political attention to issues concerning climate change, the role of human activity in it, and potential mitigation through regulation could have a material impact on our operations and financial results. International agreements and national or regional legislation and regulatory measures to limit greenhouse emissions are currently in various stages of discussion or implementation. These and other greenhouse gas emissions-related laws, policies and regulations may result in substantial capital, compliance, operating and maintenance costs. The level of expenditure required to comply with these laws and regulations is uncertain and is expected to vary depending on the laws enacted in each jurisdiction, our activities in those jurisdictions and market conditions.

The effect of regulation, if any, on our financial performance will depend on a number of factors including, among others, the sectors covered, the greenhouse gas emissions reductions required by law, the extent to which we would be entitled to receive emission allowance allocations or would need to purchase compliance instruments on the open market or through auctions, the price and availability of emission allowances and credits, and the impact of legislation or other regulation on our ability to recover the costs incurred through the pricing of our services. Material price increases or incentives to conserve or use alternative energy sources could reduce demand for services that we currently provides and adversely affect our operations and financial results.
Other Laws and Regulations
We operate salt water disposal wells that are subject to the CWA, Safe Drinking Water Act, and state and local laws and regulations, including those established by the EPA’s Underground Injection Control Program which establishes the minimum program requirements. Our salt water disposal wells are located in Texas, which requires us to obtain a permit to operate each of these wells. We have such permits for each of our operating salt water disposal wells. The Texas regulatory agency may suspend or modify any of these permits if such well operation is likely to result in pollution of fresh water, substantial violation of permit conditions or applicable rules, or leaks to the environment. We maintain insurance against some risks associated with our well service activities, but there can be no assurance that this insurance will continue to be commercially available or available at premium levels that justify its purchase by us. The occurrence of a significant event that is not fully insured or indemnified could have a materially adverse effect on our financial condition and operations. In addition, hydraulic fracturing practices have come under increased scrutiny in recent years as various regulatory bodies and public interest groups investigate the potential impacts of hydraulic fracturing on fresh water sources. Risks associated with potential regulation of hydraulic fracturing are discussed in more detail under Item 1A. Risk Factors, Federal and state legislative and regulatory initiatives relating to hydraulic fracturing could result in increased cost and additional operating restrictions or delays.
Prior to the disposition of our operations and substantially all the assets located in Mexico, all work related to the development of oil and other petrochemicals, including work related to oil wells, had to be authorized by Mexican authorities, which required an environmental impact statement related to such work.
Available Information
Information regarding Forbes Energy Services Ltd. and its subsidiaries can be found on our website at http://www.forbesenergyservices.com. We make available on our website, free of charge, access to our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, as well as other documents that we file or furnish to the Securities and Exchange Commission, or the SEC, in accordance with Sections 13 or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after these reports have been electronically filed with, or furnished to, the SEC. We also post copies of any press releases we issue on our website. We intend to use our website as a means of disclosing material non-public information and for complying with disclosure obligations under Regulation FD. Such disclosures will be included on our website under the heading “Investor Relations.” Accordingly, investors should monitor such portion of our website, in addition to following our press releases, SEC filings and public conference calls and webcasts. Information filed with the SEC may be read or copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information on operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet website (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically. Our Employee Code of Conduct (which applies to all employees, including our Chief Executive Officer and Chief Financial Officer), Code of Business Conduct and Ethics for Members of the Board of Directors and the charters for our Audit, Nominating/Corporate Governance and Compensation Committees, can all be found on the Investor Relations page of our website under “Corporate Governance”. We intend to disclose any changes to or waivers from the Employee Code of Conduct that would otherwise be required to be disclosed under Item 5.05 of Form 8-K on our website. We will also provide printed copies of these materials to any shareholder upon request to Forbes Energy Services Ltd., Attn: Chief Financial Officer, 3000 South Business Highway 281, Alice, Texas 78332. The information on our website is not, and shall not be deemed to be, a part of this report or incorporated into any other filings we make with the Commission.

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
In recent months, beginning in October 2014, oil prices worldwide have dropped significantly. If the current depressed oil and natural gas prices persist for a prolonged period, or decline further, oil and gas exploration and production companies are likely to cancel or curtail their drilling programs and lower production spending on existing wells even more than they have already, thereby further reducing demand for our services. Lower oil and natural gas prices could also cause our customers to seek to terminate, renegotiate, or fail to honor our services contracts.
Any prolonged reduction in the overall level of exploration and development activities, whether resulting from changes in oil and gas prices or otherwise, could materially and adversely affect us by negatively impacting:

•	our revenues, cash flows and profitability;

•	the fair market value of our equipment fleet;

•	our ability to maintain or increase our borrowing capacity;

•	our ability to obtain additional capital to finance our business and make acquisitions, and the cost of that capital;

•	the collectability of our receivables; and

•	our ability to retain skilled personnel whom we would need in the event of an upturn in the demand for our services.
A continued decrease in utilization, demand for our services and pricing could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
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
A substantial portion of our accounts receivable are with customers involved in the oil and natural gas industry, whose revenues may be affected by fluctuations in oil and natural gas prices, including the recent decline in oil prices. Collection of these receivables could be influenced by economic factors affecting this industry.
Our customer base is concentrated within the oil and natural gas production industry and loss of a significant customer could cause our revenue to decline substantially.
We served in excess of 1,000 customers for the year ended December 31, 2014. and over 900 for the year ended December 31, 2013. For those same time periods, our largest customer comprised approximately 18.8% and 10.5%, respectively, of our total revenues, our five largest customers comprised approximately 42.7% and 34.6%, respectively, of our total revenues, and our top ten customers comprised approximately 56.6% and 49.7%, respectively, of our total revenues. Our top 100 customers amounted to 91.5% and 91.3% for the years ended December 31, 2014 and 2013, respectively. The loss of our top customer or of several of our top customers would adversely affect our revenues and results of operations. We may be able to replace customers lost with other customers, but there can be no assurance that lost revenues could be replaced in a timely manner, with the same margins or at all.
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
As of December 31, 2014, our long-term debt, including current portions, was $297.9 million and our annual commitment for operating leases for 2014 was $12.1 million. In the event we experience a significant decline in activity, our level of indebtedness and operating lease payment obligations may adversely affect operations and limit our growth. Our level of indebtedness and operating lease payments may affect our operations in several ways, including the following:

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
We evaluate our long-term assets including property, equipment, and identifiable intangible assets in accordance with generally accepted accounting principles in the U.S. We use estimated future cash flows in assessing recoverability of our long-lived assets. The cash flow projections are based on our current estimates and judgmental assessments. We perform this assessment whenever facts and circumstances indicate that the carrying value of our net assets may not be recoverable due to various external or internal factors, termed a “triggering event.” Based on our evaluation for the year ended December 31, 2014, no impairment was recorded. Nevertheless, volatility in the oil and natural gas industry, which is driven by factors over which we have no control, could affect the fair market value of our equipment fleet. Under specific circumstances, this could trigger a write-down of our assets for accounting purposes, which could have a material adverse impact on our financial position and results of operations.
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
Under the indenture governing our 9% Senior Notes and the loan agreement governing our revolving credit facility, we are required to comply with several covenants, including requirements to deliver certain opinions and certificates, and file reports under the Securities Exchange Act of 1934, as amended, or the Exchange Act, with the Securities and Exchange Commission, or the SEC. Our class of common stock is registered under Section 12 of the Exchange Act. As a result, we have reporting requirements under the Exchange Act. In addition, the Sarbanes-Oxley Act of 2002, and rules subsequently implemented by the SEC, have imposed various requirements on public companies, including the establishment and maintenance of effective disclosure controls and procedures, internal controls, and corporate governance practices. Accordingly, we expect to continue to incur significant legal, accounting and other expenses. We anticipate that our management and other personnel will continue to devote a substantial amount of time and resources to comply with these requirements.
The Sarbanes-Oxley Act of 2002 requires, among other things, that we assess internal controls for financial reporting and disclosure. We have performed and will perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002. In certain prior years our testing revealed, and our future testing may reveal, deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. We expect to continue to incur significant expense and devote substantial management effort toward ensuring compliance, in particular with Section 404. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, if we identify, or our independent registered public accounting firm identifies, possible future deficiencies in our internal controls or if we fail to adequately address future deficiencies, we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would entail expenditure of additional financial and management resources.
We engage in transactions with related parties and such transactions present possible conflicts of interest that could have an adverse effect on us.
We have entered into a significant number of transactions with related parties. The details of certain of these transactions are set forth in Note 9 to our consolidated financial statements included in this Annual Report on Form 10-K. Related party transactions create the possibility of conflicts of interest with regard to our management. Such a conflict could cause an individual in our management to seek to advance his or her economic interests above those of the Company. Further, the appearance of conflicts of interest created by related party transactions could impair the confidence of our investors. Our board of directors has adopted a Related Persons Transaction Policy that requires the Audit Committee to approve or ratify related party transactions that involve consideration in excess of $120,000. Further, as required by the Company’s indenture, we seek the approval of the independent board members when such a related party transaction exceeds an aggregate consideration of $500,000 and an opinion regarding the fairness of such transaction from an outside firm when such a transaction exceeds an aggregate consideration of $2.5 million. Notwithstanding this, it is possible that a conflict of interest could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

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
We rely heavily on two suppliers, Agri-Empresa, Inc. and Tetra Technologies, Inc., for potassium chloride, a principal raw material that is critical for our operations. While the materials are generally available, if we were to have a problem sourcing these raw materials or transporting these materials from one of these two vendors, our ability to provide some of our services could be limited. Multiple alternate suppliers exist for all other raw materials. The source and supply of materials has been consistent in the past, however, in periods of high industry activity, periodic shortages of certain materials have been experienced and costs have been affected. We do not have contracts with, but we do maintain relationships with, a number of suppliers in an attempt to mitigate this risk. However, if current or future suppliers are unable to provide the necessary raw materials, or otherwise fail to deliver products in the quantities required, any resulting delays in the provision of services to our customers could have a material adverse effect on our business, results of operations, financial condition, and cash flows.
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
Our business operations and ownership of real property are subject to numerous United States federal, state and local environmental and health and safety laws and regulations, including those relating to emissions to air, discharges to water, treatment, storage and disposal of regulated materials, and remediation of soil and groundwater contamination. Our operations in Mexico, which were disposed in January 2012, were subject to equivalent Mexican laws. The nature of our business, including operations at our current and former facilities by prior owners, lessors or operators, exposes us to risks of liability under these laws and regulations due to the production, generation, storage, use, transportation, and disposal of materials that can cause contamination or personal injury if released into the environment. Environmental laws and regulations may have a significant effect on the costs of transportation and storage of raw materials as well as the costs of the transportation, treatment, storage, and disposal of wastes. We believe we are in material compliance with applicable environmental and worker health and safety requirements. However, we may incur substantial costs, including fines, damages, criminal or civil sanctions, remediation costs, or experience interruptions in our operations for violations or liabilities arising under these laws and regulations. Although we may have the benefit of insurance maintained by our customers or by other third parties or by us such insurances may not cover every expense. Further, we may become liable for damages against which we cannot adequately insure or against which we may elect not to insure because of high costs or other reasons.

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
Continued political attention to issues concerning climate change, the role of human activity in it, and potential mitigation through regulation could have a material impact on our operations and financial results. International agreements and national or regional legislation and regulatory measures to limit greenhouse emissions are currently in various stages of discussion or implementation. These and other greenhouse gas emissions-related laws, policies and regulations may result in substantial capital, compliance, operating and maintenance costs. The level of expenditure required to comply with these laws and regulations is uncertain and is expected to vary depending on the laws enacted in each jurisdiction, our activities in those jurisdictions and market conditions.

The effect of regulation, if any, on our financial performance will depend on a number of factors including, among others, the sectors covered, the greenhouse gas emissions reductions required by law, the extent to which we would be entitled to receive emission allowance allocations or would need to purchase compliance instruments on the open market or through auctions, the price and availability of emission allowances and credits, and the impact of legislation or other regulation on our ability to recover the costs incurred through the pricing of our services. Material price increases or incentives to conserve or use alternative energy sources could reduce demand for services that we currently provide and adversely affect our operations and financial results.
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
As of January 1, 2015, we had U.S. federal tax net operating loss carryforwards of approximately $31.5 million. Generally, net operating loss, or NOL, carryforwards, may be used to offset future taxable income and thereby reduce or eliminate U.S. federal income taxes. If we were to experience a change in ownership within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, however, our ability to utilize our NOLs might be significantly limited or possibly eliminated. A change of ownership under Section 382 is defined as a cumulative change of 50% or more in the ownership positions of certain shareholders over a three-year period.
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
As of March 24, 2015, John E. Crisp, Charles C. Forbes, Jr. and Janet L. Forbes, our founding principal equity holders, beneficially owned 6.8%, 13.0%, and 10.8%, respectively, of our common stock. Our founding principal equity investors may transfer their interests in us or engage in other business combination transactions with a third party that could result in a change in ownership or a change of control. Any transfer of an equity interest in us or a change of control could affect our governance. We cannot be certain that such equity investors will not sell, transfer, or otherwise modify their ownership interest in us, whether in transactions involving third parties or other investors, nor can we predict how a change of equity investors or change of control would affect our operations or business.
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

Hydraulic fracturing is an important and common practice that is used to stimulate production of hydrocarbons, particularly natural gas, from tight formations. Hydraulic fracturing involves the injection of water, sand, and chemicals under pressure into the formation to fracture the surrounding rock and stimulate production. Various governmental entities (within and outside the United States) are in the process of studying, restricting, regulating, or preparing to regulate hydraulic fracturing, directly and indirectly. The U.S. EPA has taken the position that hydraulic fracturing operations involving the use of diesel fuel in fracturing fluids are subject to permitting requirements under the Safe Drinking Water Act, has adopted air emissions standards that apply to well completion activities, is developing new standards for wastewater discharges associated with hydraulic fracturing and is conducting a study on the impacts of hydraulic fracturing on groundwater. The Bureau of Land Management has also proposed regulations for hydraulic fracturing activities that would be unique to federal lands. Legislation has been introduced before Congress to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the fracturing process. In addition, many state governments now require the disclosure of chemicals used in the fracturing process and some jurisdictions have imposed an express or de facto ban on hydraulic fracturing. A law enacted by the Texas legislature and a rule enacted by The Railroad Commission of Texas in 2011 require disclosure regarding the composition of hydraulic fracturing products to certain parties, including The Railroad Commission of Texas. If new laws or regulations that significantly restrict hydraulic fracturing are adopted, such laws could make it more difficult or costly for producers to perform fracturing to stimulate production from tight formations. In addition, if hydraulic fracturing is regulated at the federal level, fracturing activities could become subject to additional permitting requirements, and also to attendant permitting delays and potential increases in costs. Increased consumer activism against hydraulic fracturing or the prohibition or restriction of hydraulic fracturing on the part of our customers could potentially result in materially reduced demand for the Company’s services and could have a material adverse effect on our business, results of operations or financial condition.
The dividend, liquidation, and redemption rights of the holders of our Series B Senior Convertible Preferred Stock may adversely affect our financial position and the rights of the holders of our common stock.
We have shares of Series B Senior Convertible Preferred Stock, or the Series B Preferred Stock, outstanding. We have the obligation to pay to the holders of our Series B Preferred Stock quarterly dividends of five percent per annum of the original issue price, payable quarterly in cash or in-kind. No dividends may be paid to holders of common stock while accumulated dividends remain unpaid on the Series B Preferred Stock. We are current on dividends through the quarterly period ended February 28, 2015.
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
In the event that we fail to pay dividends, in cash or in-kind, on the Series B Preferred Stock for an aggregate of at least eight quarterly dividend periods (whether or not consecutive), the holders of the Series B Preferred Stock will be entitled to vote at any meeting of the shareholders with the holders of the common shares and to cast the number of votes equal to the number of shares of whole common stock into which the Series B Preferred Stock held by such holders are then convertible. If the holders of the current Series B Preferred Stock were able to vote pursuant to this provision at this time or converted the Series B Preferred Stock into common stock, we believe that, as of March 24, 2015, those holders would be entitled to an aggregate of 5,292,531 votes resulting from their ownership of Series B Preferred Stock, based on shareholding information provided to us by the current holder of the Series B Preferred Stock. This together with common shares already held by these shareholders (as reported to us by such shareholders), would entitle these shareholders to just under 20%, in the aggregate, of the voting power of the Company. Further, the holders of Series B Preferred Stock may have certain voting rights with respect to the approval of amendments to the certificate of formation of the Company or certain transactions between the Company and affiliate shareholders.
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

Locations	Date in Service	Service Offering
South Texas
Alice - truck location	9/1/2003	Fluid Logistics
Alice - rig location	9/1/2003	Well Servicing
Freer	9/1/2003	Fluid Logistics
Laredo	10/1/2003	Fluid Logistics
San Ygnacio	4/1/2004	Fluid Logistics
Goliad	8/1/2005	Fluid Logistics
Bay City	9/1/2005	Fluid Logistics
Edna	2/1/2006	Well Servicing
Three Rivers	8/1/2006	Fluid Logistics
Carrizo Springs	12/1/2006	Fluid Logistics
Victoria	2/15/2011	Well Servicing
Pleasanton	3/6/2013	Well Servicing
West Texas
Ozona	3/1/2006	Fluid Logistics
San Angelo	7/1/2006	Well Servicing
Midland	11/1/2012	Fluid Logistics
Monahans	8/31/2007	Well Servicing/Fluid Logistics
Odessa	9/30/2007	Well Servicing
Big Spring	10/15/2007	Well Servicing
Big Lake	7/16/2008	Well Servicing/Fluid Logistics
Andrews	8/27/2008	Well Servicing
East Texas
Marshall	12/1/2005	Fluid Logistics
Carthage	3/1/2007	Well Servicing
Kilgore	11/1/2007	Well Servicing
Crockett	8/1/2013	Fluid Logistics
Giddings	1/1/2013	Well Servicing
Nacogdoches	7/1/2013	Fluid Logistics
Mississippi
Laurel	7/1/2010	Well Servicing
Pennsylvania
Indiana	7/9/2009	Well Servicing

Item 3.	Legal Proceedings
From time to time, we are involved in legal proceedings and regulatory proceedings arising out of our operations. We establish reserves for specific liabilities in connection with legal actions that we deem to be probable and estimable. We are not currently a party to any proceeding, the adverse outcome of which would have a material adverse effect on our financial position or results of operations.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Shares
The following table sets forth, for the periods indicated, on NASDAQ for our common stock for the years ended December 31, 2014 and 2013.

	High	Low
Fiscal Year 2014:
Fourth Quarter	$3.86	$0.98
Third Quarter	5.65	3.83
Second Quarter	4.57	3.87
First Quarter	4.07	3.08
Fiscal Year 2013:
Fourth Quarter	5.03	3.25
Third Quarter	5.01	4.14
Second Quarter	4.02	3.31
First Quarter	4.05	2.33

As of March 24, 2015, the last reported sales prices of our common shares on NASDAQ was $1.04 per share. As of March 24, 2015, we had 21,895,884 shares of common stock issued and outstanding, held by 19 shareholders of record. All common stock held in street name are recorded in the Company’s stock register as being held by one stockholder.
The Company has never declared a cash dividend on its common stock and has no plans of doing so now or in the foreseeable future. The loan agreement governing the credit facility prohibits the payment of dividends on the Company’s common stock. It does, however, permit dividend payments on the Company’s Series B Preferred Stock. Further, the indenture governing our 9% Senior Notes restricts the Company’s ability to pay dividends on our equity interests, except dividends payable in equity interests and cash dividends on the Series B Preferred Stock up to $260,000 per quarter, unless, among other things, the Company is able to incur at least $1.00 of additional Indebtedness (as defined in the indenture) pursuant to the Fixed Charge Coverage Ratio set forth in such indenture.
The Series B Preferred Stock accrues dividends at a rate of $1.25 per share per year, which, at our discretion, is payable in cash or in-kind. The Company anticipates paying the preferred dividends in cash for the foreseeable future. Other than these dividends, our board of directors presently intends to retain all earnings for use in our business and, therefore, does not anticipate paying any other cash dividends in the foreseeable future. The declaration of dividends on common equity, if any, in the future would be subject to the discretion of the board of directors, which may consider factors such as our credit facility and indenture restrictions discussed above, the Company’s results of operations, financial condition, capital needs, liquidity, and acquisition strategy, among others. Additionally, the certificate of designation that governs the Series B Preferred Stock prohibits the Company from paying a dividend on the common shares if dividends on the Series B Preferred Stock are not paid through the respective quarterly payment date. Further, if the aggregate cash payment of dividends on the common stock over a twelve month period were to exceed five percent of the fair market value of the common shares, then we would be required under the certificate of designation of the Series B Preferred Stock to pay the holders of such shares the amount that they would be entitled to receive had such holders converted their shares to common shares prior to the record date of such dividends.

Item 6.	Selected Financial Data
The following statement of operations data for the years ended December 31, 2014, 2013 and 2012 and the balance sheet data as of December 31, 2014 and 2013, have been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The statement of operations data for the years ended December 31, 2011 and 2010 and the balance sheet data as of December 31, 2012, 2011 and 2010, have been derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of results to be expected for any future period. The data presented below have been derived from financial statements that have been prepared in accordance with accounting principles generally accepted in the United States and should be read with our financial statements, including notes, and with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 24 of this Annual Report on Form 10-K.

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(dollars in thousands)
Statement of Operations Data:
Revenues
Well servicing	$285,338	$231,930	$202,670	$177,896	$109,355
Fluid logistics	163,940	188,003	269,927	267,887	178,796
Total revenues	449,278	419,933	472,597	445,783	288,151
Expenses
Well servicing	213,278	182,180	158,302	141,589	87,164
Fluid logistics	127,775	141,957	196,383	193,718	138,079
General and administrative	36,428	30,186	33,382	31,318	20,039
Depreciation and amortization	54,959	54,838	50,997	39,660	38,299
Total expenses	432,440	409,161	439,064	406,285	283,581
Operating income	16,838	10,772	33,533	39,498	4,570
Other income (expense)
Interest income	9	27	78	56	149
Interest expense	(28,228)	(28,211)	(28,033)	(27,454)	(27,271)
Gain (loss) on early extinguishment of debt	—	—	—	(35,415)	19
Other income (expense), net	—	—	—	69	(9)
Income (loss) from continuing operations before income taxes	(11,381)	(17,412)	5,578	(23,246)	(22,542)
Income tax (benefit) expense	(3,060)	(4,615)	3,359	(4,677)	(8,157)
Income (loss) from continuing operations	(8,321)	(12,797)	2,219	(18,569)	(14,385)
Income (loss) from discontinued operations	—	(293)	(633)	6,224	3,075
Net income (loss)	(8,321)	(13,090)	1,586	(12,345)	(11,310)
Preferred stock dividends	(776)	(776)	(776)	(186)	(1,041)
Net income (loss) attributable to common shareholders	$(9,097)	$(13,866)	$810	$(12,531)	$(12,351)
Income (loss) per share of common stock from continuing operations
Basic and diluted	$(0.42)	$(0.64)	$0.07	$(0.90)	$(0.74)
Income (loss) per share of common stock from discontinued operations
Basic and diluted	—	(0.01)	(0.03)	0.30	0.15
Income (loss) per share of common stock
Basic and diluted	$(0.42)	$(0.65)	$0.04	$(0.60)	$(0.59)
Weighted average number of shares outstanding
Basic	21,749	21,388	21,062	20,918	20,918
Diluted	21,749	21,388	21,340	20,918	20,918

	Year Ended December 31,
	2014	2013	2012	2011	2010
Operating Data:
Well servicing rigs (end of periods)(1)	169	167	162	159	159
Rig hours(1)	503,694	449,277	435,560	411,539	307,377
Heavy trucks (end of period) (1)(2)	587	591	578	496	357
Trucking hours	1,070,606	1,182,429	1,676,778	1,476,664	1,135,227
Salt water disposal wells (end of period)	23	24	24	17	15
Locations (end of period)(1)	28	27	25	25	26
Frac tanks and fluid mixing tanks (end of period)	3,209	3,271	3,208	1,879	1,368
Coiled tubing spreads	6	5	4	—	—
  ____________________

(1)
The table above does not include 14 workover rigs, 4 vacuum trucks, and one operating location which were included in the disposition of substantially all of our long-lived assets located in Mexico completed on January 12, 2012. Also, the rig hours associated with our Mexico operations have been removed.

(2)	Includes vacuum trucks, high pressure pump trucks, and other heavy trucks. As of December 31, 2014, 181 heavy trucks were leased.

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(dollars in thousands)
Balance Sheet Data:
Cash and cash equivalents	$34,918	$26,409	$17,619	$36,599	$30,458
Property and equipment, net	322,663	341,869	348,442	285,945	256,743
Total assets	483,613	500,558	512,701	550,423	451,830
Total long-term debt	286,687	290,266	293,321	285,633	212,915
Total liabilities	355,122	364,980	366,015	410,167	299,764
Temporary equity-preferred stock	14,602	14,560	14,518	14,477	15,270
Shareholders’ equity	113,889	121,018	132,168	125,779	136,795

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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
We currently provide a wide range of services to a diverse group of companies. Our customer base includes Anadarko Petroleum Corporation, Chesapeake Energy Corporation, ConocoPhillips Company, Occidental Petroleum Corporation, and Shell Oil Company, among others. John E. Crisp and Charles C. Forbes, Jr., our senior management team, have cultivated deep and ongoing relationships with these customers during their average of over 38 years of experience in the oilfield services industry. For the year ended December 31, 2014, we generated total revenues of approximately $449.3 million.
We currently conduct our operations through the following two business segments:

•
Well Servicing. The well servicing segment comprised 63.5% of our total revenues for the year ended December 31, 2014. At December 31, 2014, our well servicing segment utilized our fleet of 169 owned well servicing rigs, which was comprised of 158 workover rigs and eleven swabbing rigs, plus six coiled tubing spreads, nine tubing testing units, four electromagnetic scan trucks, and related assets and equipment. These assets are used to provide well maintenance, including (i) remedial repairs and removal and replacement of downhole production equipment, (ii) well workovers, including significant downhole repairs, re-completions and re-perforations, (iii) completion and swabbing activities, (iv) plugging and abandonment services, and (v) testing of oil and natural gas production tubing.

•
Fluid Logistics. The fluid logistics segment comprised 36.5% of our total revenues for the year ended December 31, 2014. Our fluid logistics segment utilized our fleet of owned or leased fluid transport trucks and related assets, including specialized vacuum, high-pressure pump and tank trucks, frac tanks, water wells, salt water disposal wells and facilities, and related equipment. These assets are used to provide, transport, store, and dispose of a variety of drilling and produced fluids used in, and generated by, oil and natural gas production. These services are required in most workover and completion projects and are routinely used in daily operations of producing wells.

We believe that our two business segments are complementary and create synergies in terms of selling opportunities. Our multiple lines of service are designed to capitalize on our existing customer base to grow it within existing markets, generate more business from existing customers, and increase our operating performance. By offering our customers the ability to reduce the number of vendors they use, we believe that we help improve our customers’ efficiency. This is demonstrated by the fact that 86.5% of our consolidated revenues for the year ended December 31, 2014 were from customers that utilized services from both of our business segments. Further, by having multiple service offerings that span the life cycle of the well, we believe that we have a competitive advantage over smaller competitors offering more limited services.

Impact of the Current Environment

In this rapidly changing market, we are focused on meeting our customers' expectations and adjusting our cost structure accordingly. In this environment of reduced activity, customers are requesting price reductions while simultaneously reducing the amount of products or services needed. We are responding with price reductions where prudent.

In the short-term, our business strategy in this environment is to reduce our cost of providing these products and services in an attempt to offset some or all of the price reductions granted to our customers. We are doing this through labor expense reductions and price reductions from our vendors. Our labor expense reductions will be accomplished through reducing our headcount and through wage rate decreases. Our vendor cost reductions have been accomplished with price decreases, as well as volume decreases, due to decreased demand.

While adjusting our operations to this environment, we are simultaneously monitoring liquidity with the expectation that opportunities will be available as the market improves. Longer-term these opportunities might be opportunities to acquire small trucking operations, expand into areas where other service companies have closed, expand in our current areas, repurchase stock or repurchase bonds. The Company has no current plans to use funds in this manner, however, as the market changes we will continue to consider all options.

Factors Affecting Results of Operations
Oil and Natural Gas Prices
Demand for well servicing and fluid logistics services is generally a function of the willingness of oil and natural gas companies to make operating and capital expenditures to explore for, develop, and produce oil and natural gas, which in turn is affected by current and anticipated levels of oil and natural gas prices. Exploration and production spending is generally categorized as either operating expenditures or capital expenditures. Activities by oil and natural gas companies designed to add oil and natural gas reserves are classified as capital expenditures, and those associated with maintaining or accelerating production, such as workover and fluid logistics services, are categorized as operating expenditures. Operating expenditures are typically more stable than capital expenditures and may be less sensitive to oil and natural gas price volatility. In contrast, capital expenditures by oil and natural gas companies for drilling are more directly influenced by current and expected oil and natural gas prices and generally reflect the volatility of commodity prices.
Workover Rig Rates
Our well servicing segment revenues are dependent on the prevailing market rates for workover rigs. Rates and utilization were stable through 2013 and both increased modestly in 2014. At the end of the third quarter of 2014, oil and gas prices began to drop significantly, and, subsequently, our customers began requesting rate reductions, which we began implementing in 2015.
Fluid Logistics Rates
Our fluid logistics segment revenues are dependent on the prevailing market rates for fluid transport trucks and the related assets, including specialized vacuum, high-pressure pump and tank trucks, hot oil trucks, frac tanks, fluid mixing tanks, and salt water disposal wells. Pricing and utilization began to decrease in 2013 and have continued to decrease through 2014. Rates continued to drop in 2014, most notably rental rates, which have dropped by more than 20% since 2013. This drop in 2014 is attributed to excess capacity in the market which created downward pressure on rates.
Operating Expenses
During 2014, labor rates have been relatively stable in both segments. However, due to the customer price decreases mentioned above, in 2015, we began reducing wage rates and our number of employees. We experienced lower fuel costs through 2014 due to lower truck hours in the fluid logistics segment and declines in fuel pricing through the fourth quarter. Future earnings and cash flows will be dependent on our ability to manage our overall cost structure and maintain adequate pricing from our customers through this uncertain time.
Capital Expenditures and Debt Service Obligations

In 2014, we received three additional workover rigs, purchased hot oil trucks, fluid mixing tanks, and one additional coiled tubing spread and incurred the associated costs of placing this equipment in service. Capital expenditures for the year ended December 31, 2014 were $37.6 million.

Results of Operations

	Year Ended December 31,
	2014	% of Revenue	2013	% of Revenue	2012	% of Revenue
	(Dollars in Thousands)
Revenue	$449,278	100.0%	$419,933	100.0%	$472,597	100.0%
Operating expenses	341,053	75.9%	324,137	77.2%	354,685	75.1%
General & administrative expenses	36,428	8.1%	30,186	7.2%	33,382	7.1%
Depreciation & amortization	54,959	12.2%	54,838	13.1%	50,997	10.8%
Operating income	16,838	3.7%	10,772	2.6%	33,533	7.1%
Interest and other expenses	(28,219)	(6.3)%	(28,184)	(6.7)%	(27,955)	(5.9)%
Income (loss) from continuing operations before taxes	(11,381)	(2.5)%	(17,412)	(4.1)%	5,578	1.2%
Income tax (benefit) expense	(3,060)	(0.7)%	(4,615)	(1.1)%	3,359	0.7%
Income (loss) from continuing operations	(8,321)	(1.9)%	(12,797)	(3.0)%	2,219	0.5%
Loss from discontinued operations, net of tax	—	—%	(293)	(0.1)%	(633)	(0.1)%
Net income (loss)	$(8,321)	(1.9)%	$(13,090)	(3.1)%	$1,586	0.3%

Comparison of Years Ended December 31, 2014 and December 31, 2013
Revenues — For the year ended December 31, 2014, revenues increased by $29.3 million, or 7.0%, to $449.3 million when compared to the same period in the prior year. This is a direct result of increases in our utilization and pricing in the well services division in 2014 when compared to 2013.
Operating Expenses — Our operating expenses increased to $341.1 million for the year ended December 31, 2014, from $324.1 million for the year ended December 31, 2013, an increase of $16.9 million, or 5.2%. This increase in operating expense is generally attributable to the increase in labor costs related to the increase in revenues. Operating expenses as a percentage of revenues were 75.9% and 77.2% for the years ended December 31, 2014 and December 31, 2013, respectively.
General and Administrative Expenses — General and administrative expenses increased by approximately $6.2 million, or 20.7%, to $36.4 million. General and administrative expense as a percentage of revenues were 8.1% and 7.2% for the years ended December 31, 2014 and 2013, respectively. This increase of $6.2 million was primarily due to an increase in performance based compensation, wage allocations, insurance, legal and other professional fees.
Depreciation and Amortization — Depreciation and amortization expenses increased by $0.1 million, or 0.2%, to $55.0 million. Depreciation and amortization costs were relatively flat between the two years due to lower capital expenditures in 2014.
Interest and Other Expenses—Interest and other expenses were $28.2 million in the year ended December 31, 2014, compared to $28.2 million in the year ended December 31, 2013.
Income Taxes — Our income tax benefit on continuing operations was $3.1 million (26.9% effective rate) on a pre-tax loss of $11.4 million for the year ended December 31, 2014, compared to an income tax benefit of $4.6 million (26.5% effective rate) on pre-tax loss of $17.4 million in 2013. This difference was mainly due to a change in state taxes and certain non-deductible expenses.
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
Well Servicing

	Year Ended December 31,
	2014	% of Revenue	2013	% of Revenue	2012	% of Revenue
	(Dollars in Thousands)
Revenue	$285,338	100.0%	$231,930	100.0%	$202,670	100.0%
Direct operating costs	213,278	74.7%	182,180	78.5%	158,302	78.1%
Segment profits	$72,060	25.3%	$49,750	21.5%	$44,368	21.9%
Results for 2014 compared to 2013 - Well Servicing
Revenues - Revenues from the well servicing segment increased by $53.4 million for the year, or 23.0%, to $285.3 million compared to the prior year. Of this increase, approximately 49.5% was due to increased rig rates and 50.5% was due to increased rig hours billed for well service. We had 169 and 167 well service rigs as of December 31, 2014 and 2013, respectively. The average rate charged per hour for our well servicing rigs during the year ended December 31, 2014 as compared to the same period in 2013 increased approximately 10.6%. Average utilization of our well service rigs during the years-ended December 31, 2014 and 2013 were 97.4% and 86.5%, respectively, calculated by comparing actual hours billed to theoretical full utilization which we based on a twelve hour day, working five days a week, except U.S. holidays.
Direct Operating Costs - Direct operating costs from the well servicing segment increased by $31.1 million, or 17.1%, to $213.3 million. Well servicing direct operating costs as a percentage of well servicing revenues were 74.7% for the year ended December 31, 2014, compared to 78.5% for the year ended December 31, 2013, a decrease of 3.8%. This decrease is due to a decrease in fuel and insurance expenses, as well as other expenses that were less significant.
The dollar increase in well servicing direct operating costs between the two years was due to in large part to the increase in labor costs of $13.6 million, or 17.0%, for the year ended December 31, 2014 compared to the prior year due to higher utilization. The employee count in our well servicing segment at December 31, 2014 was 1,241, compared to 1,180 employees as of December 31, 2013. Labor costs as a percentage of revenue were 32.7% and 34.3% for the years ended December 31, 2014 and 2013, respectively. Insurance expense decreased as a percentage of revenue to 4.8% for the year ending December 31, 2014 from 5.3% for 2013. Fuel costs as of percentage of revenue were 6.1% and 7.2% for the years ended December 31, 2014 and 2013, respectively.
Results for 2013 compared to 2012 - Well Servicing
Revenues - Revenues from the well servicing segment increased by $29.3 million for the year, or 14.4% to $231.9 million compared to the prior year. Of this increase, approximately 92.5% was due to increased rig rates and 7.5% was due to increased rig hours billed for well service. We had 167 and 162 well service rigs as of December 31, 2013 and 2012, respectively. The average rate charged per hour for our well servicing rigs during the year ended December 31, 2013 as compared to the same period in 2012 increased approximately 13.2%. Average utilization of our well service rigs during the years-ended December 31, 2013 and 2012 were 86.5% and 88.3%, respectively, calculated by comparing actual hours billed to theoretical full utilization which we based on a twelve hour day, working five days a week, except U.S. holidays. The decrease in utilization was primarily due to the addition of 5 new rigs which increased available hours by approximately 3%.
Direct Operating Costs - Direct operating costs from the well servicing segment increased by $23.9 million, or 15.1%, to $182.2 million. Well servicing direct operating costs as a percentage of well servicing revenues were 78.5% for the year ended December 31, 2013, compared to 78.1% for the year ended December 31, 2012, an increase of 0.4%.
The dollar increase in well servicing direct operating costs between the two years was due to in large part to the increase in labor costs of $8.6 million or 12.0% for the year ended December 31, 2013 compared to the prior year due to the higher headcount during 2013 and increased pay rates. The employee count in our well servicing segment at December 31, 2013 was 1,180, compared to 1,069 employees as of December 31, 2012. Labor costs as a percentage of revenue were 34.4% and 35.1% for the years ended December 31, 2013 and 2012, respectively. Parts and supplies increased by $4.1 million to $11.1 million due to the additional parts required to service coil tubing equipment which was added during the last half of 2012 and into 2013. Equipment rental increased by approximately $4.1 million to $7.9 million in for the year ended December 31, 2013. The increase was due to the addition of leased coil tubing equipment. Insurance expense increased by $3.1 million or 33.1% due to increases of $1.9 million in general liability and auto insurance and an increase of $1.1 million in workers compensation insurance due to increased employee count. Fuel costs as of percentage of revenue were 7.2% and 7.3% for the years ended December 31, 2013 and 2012, respectively.
Fluid Logistics

	Year Ended December 31,
	2014	% of Revenue	2013	% of Revenue	2012	% of Revenue
	(Dollars in Thousands)
Revenue	$163,940	100.0%	$188,003	100.0%	$269,927	100.0%
Direct operating costs	127,775	77.9%	141,957	75.5%	196,383	72.8%
Segment profit	$36,165	22.1%	$46,046	24.5%	$73,544	27.2%
Results for 2014 compared to 2013 - Fluid Logistics
Revenues — Revenues from the fluid logistics segment for the year ended December 31, 2014 decreased by $24.1 million, or 12.8%, to $163.9 million compared to the prior year, driven primarily by a decrease in trucking hours of 9.5%. Utilization and rate decreases resulted, in part, from more efficient drilling processes by our customers, from excess equipment in our markets, lower rental rates, and skim oil revenues. Our principal fluid logistics assets at December 31, 2014 and December 31, 2013 were as follows:

	December 31,		% Increase (decrease)
Asset	2014	2013
Vacuum trucks	453	480	(5.6)
High-pressure pump trucks	134	111	20.7
Frac tanks and fluid mixing tanks (includes leased)	3,209	3,271	(1.9)
Salt water disposal wells	23	24	(4.2)
Direct Operating Costs — Direct operating costs from the fluid logistics segment decreased by $14.2 million, or 10.0%, to $127.8 million. Fluid logistics operating expenses as a percentage of fluid logistics revenue were 77.9% for the year ended December 31, 2014, compared to 75.5% for the year ended December 31, 2013. The decrease in direct operating costs was due to cost cutting measures implemented due to the continued decrease in the fluid logistics segment revenues.
The decrease in fluid logistics direct operating costs of $14.2 million was due primarily to a decrease in trucking hours in the fluid logistics segment which caused operating labor, fuel and other variable operating expenses to decrease. The decrease in direct operating costs was generally in line with the decrease in revenue. The majority of the decrease was due a decrease in labor cost of $4.8 million, or 9.5%, due to a decrease in the employee count to 957 from 1,006 at December 31, 2014 and December 31, 2013, respectively. The remainder was composed of a decrease in fuel and oil expense of $6.4 million to $18.1 million for the year ended December 31, 2014, a decrease in rent equipment of $1.1 million, or 12.9%, to $7.7 million, and a decrease in repairs and maintenance and supplies and parts expenses of $2.3 million, or 11.6%, to $17.3 million.
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

	Years Ended December 31,		% Increase (decrease)
Asset	2013	2012
Vacuum trucks	480	473	1.5
Other heavy trucks	111	105	5.7
Frac tanks and fluid mixing tanks	3,271	3,208	2.0
Salt water disposal wells	24	24	—
Direct Operating Costs — Direct operating costs from the fluid logistics segment decreased by $54.4 million, or 27.7%, to $142.0 million. Fluid logistics operating expenses as a percentage of fluid logistics revenue were 75.5% for the year ended December 31, 2013, compared to 72.8% for the year ended December 31, 2012.
The decrease in fluid logistics direct operating costs of $54.4 million was due primarily to a decrease in trucking hours in the fluid logistics segment which caused operating labor, fuel and other variable operating expenses to decrease. The decrease in direct operating costs was generally in line with the decrease in revenue. The majority of the decrease was due to a decrease in labor cost of $14.8 million, or 21.2% as a result of a decrease in the employee count to 1,006 from 1,203 at December 31, 2013 and December 31, 2012, respectively; a decrease in fuel and oil expense of $9.4 million to $24.4 million, a decrease in contract services of $7.4 million, or 75.9%, to $2.3 million; a decrease in rent equipment of $7.0 million, or 44.2%, to $8.8 million; a decrease in repairs and maintenance of $6.8 million, or 27.9%, to $17.7 million; a decrease in other operating expenses in line with revenues to make up the remainder of the $54.4 million decrease.
Liquidity and Capital Resources
Overview
In June 2011, we issued $280.0 million aggregate principal amount of 9% Senior Notes and received net proceeds of $273.7 million. We used a substantial portion of the proceeds from such offering to purchase or redeem all of our then outstanding senior notes.
On September 9, 2011, we entered into a loan and security agreement with certain lenders and Regions Bank, as agent for the secured parties, or the Agent. This loan and security agreement was amended in December 2011, July 2012 and July 2013. The loan and security agreement initially provided for an asset based revolving credit facility with a maximum initial credit of $75.0 million, subject to, borrowing base availability and other limitations. The third amendment extended the term of the loan and security agreement to July 26, 2018 and increased the maximum borrowing credit to $90.0 million, subject to borrowing base availability, any reserves established by the facility agent in its discretion, compliance with a fixed charge coverage ratio covenant if availability under the facility falls below certain thresholds and, for borrowings above $75.0 million, compliance with the debt incurrence covenant in the indenture governing the 9% Senior Notes. This indenture covenant prohibits the incurrence of debt except for certain limited exceptions, including indebtedness incurred under the permitted credit facility debt basket to the greater of $75.0 million or 18% of our Consolidated Tangible Assets (as defined in the indenture governing the 9% Senior Notes) reported for the last fiscal quarter for which financial statements are available. Under the indenture governing the 9% Senior Notes, Consolidated Tangible Assets is defined as our total assets, determined on a consolidated basis in accordance with GAAP, excluding unamortized debt discount and expenses and other unamortized deferred charges, to the extent such items are non-cash expenses or charges, goodwill, patents, trademarks, service marks, trade names, copyrights and other items classified as intangibles in accordance with GAAP. As of December 31, 2014, 18% of our Consolidated Tangible Assets was approximately $82.1 million. If our availability under the credit facility dropped below 15% of our total borrowing credit (as described above), we are required to maintain a trailing four-quarter fixed charge coverage ratio of 1.1 to 1. We would currently be in compliance with this covenant if it were applicable.

As of December 31, 2014, there were no amounts drawn and $7.6 million in outstanding letters of credit posted to the facility. Taking into account the limitations discussed above, we have at least $74.5 million of availability under our credit facility. As amended, the loan and security agreement has a stated maturity of July 26, 2018. The proceeds of this credit facility can be used for the purchase of well services equipment, permitted acquisitions, general operations, working capital and other general corporate purposes.
A continued downturn could require us to seek funding to meet working capital requirements. As discussed in more detail below, our ability to seek additional financing may be restricted by certain of our debt covenants.
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
We have historically funded our operations, including capital expenditures, with bank borrowings, vendor financings, cash flow from operations, the issuance of our senior notes, common stock and our Series B Preferred Stock.
As of December 31, 2014, we had $34.9 million in cash and cash equivalents and $297.9 million in contractual debt and capital leases. Also, as of December 31, 2014, we had 588,059 outstanding shares of Series B Senior Convertible Preferred Stock which is reflected in the balance sheet as temporary equity in an amount of $14.6 million. During periods when the Company’s common stock maintains a five day volume weighted average trading price above $3.33 per share, the Series B Preferred Stock is redeemable, in whole or in part, at the Company’s option for a price of $25 per share, plus accrued and unpaid dividends. Nevertheless, if the Company elects to redeem the Series B Preferred Stock, the holders thereof would have the opportunity prior to redemption to convert each share of Series B Preferred Stock into nine shares of common stock. On May 28, 2017, the Company is required to redeem the Series B Preferred Stock by paying in cash or issuing common stock (valued for such purposes at 95% of the fair market value of the common stock) as determined in accordance with the certificate of designation of the Series B Preferred Stock.
The $297.9 million in contractual debt was comprised of $280.0 million in senior notes and $17.9 million in capital leases on equipment and insurance notes. Of our total debt, $286.7 million of the outstanding contractual debt was represented by long-term debt and $11.2 million was short-term debt outstanding or the current portion of long-term debt. In addition, we have $1.7 million of non-interest bearing short-term equipment vendor financings for well servicing rigs and other equipment included in accounts payable. The $17.9 million in equipment and insurance notes consisted of $12.2 million in equipment notes and $5.7 million in insurance notes related to our general liability, workers compensation and other insurances.
We project that cash flows from operations and our existing working capital will be adequate to meet our working capital requirements over the next twelve months. Further, should management elect to incur capital expenditures in excess of the levels projected for 2015 or to pursue other capital intensive activities, additional capital may be required to fund these activities.

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

Cash Flows from Operating Activities

Net cash provided by operating activities totaled $47.2 million for the year ended December 31, 2014, compared to $56.4 million for the year ended December 31, 2013, a decrease of $9.2 million. The most significant drivers in the change relate to a decrease in accounts payable due to the more timely processing of invoices.
Net cash provided by operating activities totaled $56.4 million for the year ended December 31, 2013, compared to $68.4 million for the year ended December 31, 2012, a decrease of $12.0 million. The most significant change between the years ended December 31, 2013 and 2012 related to the net loss in 2013 as opposed to a net income in 2012. Other changes included a decrease in accounts receivable of $32.8 million offset by an increase in accounts payable of $25.9 million and an increase in accrued expenses of $8.7 million. These changes are due to the decrease in revenues in the year ended December 31, 2013 compared to 2012 resulting in the net loss of $13.1 million for the year ended December 31, 2013.
Cash Flows Used in Investing Activities
Net cash used in investing activities for the year ended December 31, 2014 amounted to $32.4 million compared to $41.1 million from the year ended December 31, 2013, a decrease of $8.7 million. This decrease resulted from a decrease in capital spending for 2014 compared to 2013.
Net cash used in investing activities for the year ended December 31, 2013 amounted to $41.1 million compared to $82.6 million from the year ended December 31, 2012, a decrease of $41.5 million. This decrease resulted from a decrease in capital spending for 2013 compared to 2012 and the sale of our operations in Mexico in 2012.
Cash Flows from Financing Activities
Net cash used in financing activities was consistent for the years ended December 31, 2014 and 2013.
Net cash used in financing activities amounted to $6.5 million for the year ended December 31, 2013, compared to net cash used in financing activities of $5.3 million for the year ended December 31, 2012. The increase in cash used in financing activities was primarily caused by payments of debt and increased debt issuance costs related to the renewal and extension of the revolving credit facility during 2013.
Cash Flows from Discontinued Operations
The cash flows from discontinued operations have not been separately disclosed in our consolidated statements of cash flows for the years ended December 31, 2013 and 2012. The net cash flow used in our discontinued operations was approximately $6.7 million for the year ended December 31, 2012. Cash flows from discontinued operations were not significant in 2013 and there were none in 2014.
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
The 9% Senior Notes are guaranteed by the current domestic subsidiaries (the “Guarantor Subs”) of FES Ltd., which includes FES LLC, CCF, TES, STT and FEI LLC. All of the Guarantor Subs are 100% owned and each guarantees the securities on a full and unconditional and joint and several basis, subject to customary release provisions, which include: (i.) the transfer, sale or other disposition (by merger or otherwise) of all or substantially all of its assets of Guarantor, or of all of the capital stock; (ii) the proper designation of a Guarantor as an "Unrestricted Subsidiary;" (iii) the legal defeasance or satisfaction and discharge of the Indenture; and (iv) as may be provided in any intercreditor agreement entered into in connection with any current and future credit facilities, in each such case specified in clauses (i) through (iii) above in accordance with the requirements therefore set forth in the indenture governing the 9% senior notes. Prior to January 12, 2012, FES Ltd had two

100% owned indirect Mexican subsidiaries (the "Non-Guarantor Subs") that had not guaranteed the 9% Senior Notes. In January 2012, one of those two Mexican subsidiaries was sold along with the business and substantially all of our assets located in Mexico. Prior to January 12, 2012, FES Ltd had a branch office in Mexico and conducted operations independent of the Non-Guarantor Subs. The parent company has no independent assets or operations. There are no significant restrictions on the parent company's ability or the ability of any guarantor to obtain funds from its subsidiaries by such means as a dividend or loan. On or after June 15, 2015, we may, at our option, redeem all or part of the 9% Senior Notes from time to time at specified redemption prices and subject to certain conditions required by the indenture governing the 9% Senior Notes (the “9% Senior Indenture”). We are required to make an offer to purchase the notes and to repurchase any notes for which the offer is accepted at 101% of their principal amount, plus accrued and unpaid interest, if there is a change of control. We are required to make an offer to repurchase the notes and to repurchase any notes for which the offer is accepted at 100% of their principal amount, plus accrued and unpaid interest, following certain asset sales.

We are permitted under the terms of the 9% Senior Indenture to incur additional indebtedness in the future, provided that certain financial conditions set forth in the 9% Senior Indenture are satisfied. The Forbes Group is subject to certain covenants contained in the 9% Senior Indenture, including provisions that limit or restrict the Forbes Group’s and certain future subsidiaries’ abilities to incur additional debt, to create, incur or permit to exist certain liens on assets, to make certain dispositions of assets, to make payments on certain subordinated indebtedness, to pay dividends or certain other payments to equity holders, to engage in mergers, consolidations or other fundamental changes, to change the nature of its business or to engage in transactions with affiliates. Due to cross-default provisions in the indenture governing our 9% Senior Notes and the loan agreement governing our revolving credit facility, with certain exceptions, a default and acceleration of outstanding debt under one debt agreement would result in the default and possible acceleration of outstanding debt under the other debt agreement. Accordingly, an event of default could result in all or a portion of our outstanding debt under out debt agreements becoming immediately due and payable. If this occurred, we might not be able to obtain waivers or secure alternative financing to satisfy all of our obligations simultaneously, which would adversely affect our business and operations.

Details of two of the more significant restrictive covenants in the 9% Senior Indenture are set forth below:

•
Limitation on the Incurrence of Additional Debt - In addition to certain indebtedness defined in the 9% Senior Indenture as "Permitted Debt," which includes indebtedness under any credit facility not to exceed the greater of $75.0 million or 18% of our Consolidated Tangible Assets (as defined in the 9% Senior Indenture), we may only incur additional debt if the Fixed Charge Coverage Ratio (as defined in the 9% Senior Indenture) for the most recently completed four full fiscal quarters is at least 2.0 to 1.0.

•
Limitation on Restricted Payments - Subject to certain limited exceptions, including specific permission to pay cash dividends on our Series B Senior Convertible Preferred Stock up to $260,000 per quarter, we are prohibited from (i) declaring or paying dividends or other distributions on its equity securities (other than dividends or distributions payable in equity securities), (ii) purchasing or redeeming any of FES Ltd.'s equity securities, (iii) making any payment on indebtedness contractually subordinated to the 9% Senior Notes, except a payment of interest or principal at the stated maturity thereof, or (iv) making any investment defined as a "Restricted Investment," unless, at the time of and after giving effect to such payment, we are not in default and we are able to incur at least $1.00 of additional Indebtedness pursuant to the Fixed Charge Coverage Ratio (as defined in the 9% Senior Indenture). Further, the amount of such payment plus all other such payments we have made since the issuance of the 9% Senior Notes must be less than the aggregate of (a) 50% of Consolidated Net Income (as defined in the 9% Senior Indenture) since the April 1, 2011 (or 100%, if such figure is a deficit), (b) 100% of the aggregate net cash proceeds from equity offerings since the issuance of the 9% Senior Notes, (c) if any Restricted Investments have been sold for cash, the proceeds from such sale (or the original cash investment if that amount is lower); and (d) 50% of any dividends we have received.

The Company is in compliance with the covenants under the indenture governing the 9% Senior Notes at December 31, 2014.
Revolving Credit Facility
On September 9, 2011, we entered into a loan and security agreement with certain lenders and Regions Bank, as agent for the secured parties, or the Agent. This loan and security agreement was amended in December 2011, July 2012 and July 2013. The loan and security agreement initially provided for an asset based revolving credit facility with a maximum initial credit of $75.0 million, subject to, borrowing base availability and other limitations. The third amendment extended the term of the loan and security agreement to July 26, 2018 and increased the maximum borrowing credit to $90.0 million, subject to borrowing base availability, any reserves established by the facility agent in its discretion, compliance with a fixed charge coverage ratio covenant if availability under the facility falls below certain thresholds and, for borrowings above $75.0 million, compliance with the debt incurrence covenant in the indenture governing the 9% Senior Notes discussed above.
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
The loan and security agreement contains customary covenants for an asset-based credit facility, which include (i) restrictions on certain mergers, consolidations and sales of assets; (ii) restrictions on the creation or existence of liens; (iii) restrictions on making certain investments; (iv) restrictions on the incurrence or existence of indebtedness; (v) restrictions on transactions with affiliates; (vi) requirements to deliver financial statements, report and notices to the Agent and (vii) a springing requirement to maintain a consolidated Fixed Charge Coverage Ratio (which is defined in the loan and security agreement) of 1.1:1.0 in the event that our excess availability under the credit facility falls below the greater of $11.3 million or 15.0% of our maximum credit under the facility for sixty consecutive days; provided that, the restrictions described in (i)—(v) above are subject to certain exceptions and permissions limited in scope and dollar value. The loan and security agreement also contains customary representations and warranties and event of default provisions. As of December 31, 2014 we are in compliace with all covenants in the loan and security agreement.
Series B Preferred Stock
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
The Company sought and received shareholder approval for a pool of Series B Preferred Stock to be issued, should the Company so choose, as in-kind dividends. The indenture governing the 9% Senior Notes specifically allows the payment of cash dividends on the Series B Preferred Stock of up to $260,000 per quarter. Therefore, there are no contractual or stock exchange restrictions on our paying the Series B Preferred Stock dividends in cash or in-kind. The annual dividend payments for the Series B Preferred Stock is approximately $0.7 million. The Company has paid all required dividends on its Series B Preferred Stock for completed dividend periods through February 28, 2015.

During periods when the Company’s common stock maintains a five day volume weighted average trading price above $3.33 per share, the Series B Preferred Stock is redeemable, in whole or in part, at the Company’s option for a price of $25 per share, plus accrued and unpaid dividends. Nevertheless, if the Company elects to redeem the Series B Preferred Stock, the holders thereof would have the opportunity prior to redemption to convert each share of Series B Preferred Stock into nine shares of common stock. On May 28, 2017, we are required to redeem any of the shares of Series B Preferred Stock then outstanding. The cost of the redemption at this date will be $14.6 million. Such mandatory redemption may, at our election, be paid in cash or common stock (valued for such purpose at 95% of the then fair market value of the common stock). As of December 31, 2014, we had 588,059 shares of Series B Preferred Stock outstanding. For a discussion of the rights and preferences of the Series B Preferred Stock, see Note 15 to the consolidated financial statements for the year ended December 31, 2014 included herein.
Contractual Obligations and Financing
The table below provides estimated timing of future payments for which we were obligated as of December 31, 2014.

Actual	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(dollars in thousands)
Maturities of long-term debt, including current portion, excluding capital lease obligations	$285,721	$5,721	$—	$280,000	$—
Capital lease obligations	12,170	5,483	6,556	131	—
Operating lease commitments	20,952	12,102	8,452	398	—
Interest on long-term debt	113,564	25,850	50,776	36,938	—
Series B senior preferred stock dividends	1,837	735	1,102	—	—
Series B senior preferred stock redemption	14,600	—	14,600	—	—
Total	$448,844	$49,891	$81,486	$317,467	$—

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
Critical Accounting Policies and Estimates
The preparation of our consolidated financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the dates of the financial statements and the reported amounts of revenue and expenses during the applicable reporting periods. On an ongoing basis, management reviews its estimates, particularly those related to depreciation and amortization methods, useful lives and the impairment of long-lived assets, and the allowance for doubtful accounts, using currently available information. Changes in facts and circumstances may result in revised estimates, and actual results could differ from those estimates.
Estimated Depreciable Lives
A substantial portion of our total assets is comprised of equipment. Each asset included in equipment is recorded at cost and depreciated using the straight-line method over the asset’s estimated economic useful life. As a result of these estimates of economic useful lives, net equipment as of December 31, 2014 totaled $322.7 million, which represented 66.7% of total assets. Depreciation expense for the year ended December 31, 2014 totaled $52.1 million, which represented 15.3% of total operating expenses. Given the significance of equipment to our financial statements, the determination of an asset’s economic useful life is considered to be a critical accounting estimate. The estimated economic useful life is monitored by management to determine its continued appropriateness.
Impairments
Long-lived assets, which include property, equipment, and finite lived intangible assets subject to amortization, comprise a significant amount of our total assets. We review the carrying values of these assets for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. An impairment loss is recorded in the period in which it is determined that the carrying amount is not recoverable. This requires us to make judgments regarding long-term forecasts of future revenues and costs related to the assets subject to review. These forecasts include assumptions related to the rates we bill our customers, equipment utilization, equipment additions, debt borrowings and repayments, staffing levels, pay rates, and other expenses. In turn, these forecasts are uncertain in that they require assumptions about demand for our products and services, future market conditions and technological developments. Significant and unanticipated changes to these assumptions could require a provision for impairment in a future period. Given the nature of these evaluations and their application to specific assets and specific times, it is not possible to reasonably quantify the impact of changes in these assumptions. We regularly assess our long-lived assets for impairment, and for the years ended December 31, 2014, 2013, and 2012, have concluded that no such impairment write down was necessary.
Allowance for Doubtful Accounts
The determination of the collectability of amounts due from our customers requires us to use estimates and make judgments regarding future events and trends, including monitoring our customers’ payment history and current credit worthiness to determine that collectability is reasonably assured, as well as consideration of the overall business climate in which our customers operate. Inherently, these uncertainties require us to make frequent judgments and estimates regarding our customers’ ability to pay amounts due to us in order to determine the appropriate amount of valuation allowances required for doubtful accounts. Provisions for doubtful accounts are recorded when it becomes evident that the customer will not make the required payments at either contractual due dates or in the future. At December 31, 2014 and 2013, the allowance for doubtful accounts totaled $4.0 million, or 4.8%, and $4.0 million, or 4.8%, of gross accounts receivable, respectively. We believe that our allowance for doubtful accounts is adequate to cover potential bad debt losses under current conditions; however, uncertainties regarding changes in the financial condition of our customers, either adverse or positive, could impact the amount and timing of any additional provisions for doubtful accounts that may be required. A five percent change in the allowance for doubtful accounts would have had an impact on income from continuing operations before income taxes of approximately $0.2 million in 2014.
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
Income Taxes
Our income tax benefit on continuing operations was $3.1 million (26.9% effective rate) on a pre-tax loss of $11.4 million for the year ended December 31, 2014, compared to income tax benefit of 4.6 million (26.5% effective rate) on pre-tax loss of $17.4 million in 2013. For the years ended December 31, 2014 and 2013, $0.7 million and $0.3 million in state tax expense was recorded and there was $0.2 million in foreign income tax benefit recorded for the year ended December 31, 2013 and there were no foreign income taxes recorded for the year ended December 31, 2014. As of December 31, 2014 and 2013, $17.7 million and $21.6 million in deferred U.S. federal income tax liability was reflected in the FES Ltd.’s balance sheet, respectively.
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
Recently Issued Accounting Pronouncements
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 provides a framework that replaces the existing revenue recognition guidance. It is effective for annual periods beginning after December 15, 2016, including interim periods within that reporting period. The Company is in the process of determining if this pronouncement will have a material impact on its consolidated financial statements.
In June 2014, the FASB issued ASU No. 2014-12, “Compensation-Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.” ASU 2014-12 requires a reporting entity to treat a performance target that affects vesting and that could be achieved after the requisite service period as a performance condition. It is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. ASU 2014-12 may be adopted either prospectively for share-based payment awards granted or modified on or after the effective date, or retrospectively using a modified retrospective approach. The modified retrospective approach would apply to share-based payment awards outstanding as of the beginning of the earliest annual period presented in the financial statements on adoption, and to all new or modified awards thereafter. The Company is in the process of determining if this pronouncement will have a material impact on its consolidated financial statements.
 In August 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2014-15, “Presentation of Financial Statements - Going Concern,” (ASU 2014-15).  ASU 2014-15 provides guidance with regard to management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures.  ASU 2014-15 clarified that management should perform its evaluation whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued.  The accounting standard is effective for annual periods ending after December 15, 2016 and interim periods thereafter. Early adoption is permitted. The adoption of this standard is not expected to have a material effect on our financial statements.
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
Our primary debt obligations are the outstanding 9% Senior Notes and any borrowings under our revolving credit facility. Changes in interest rates do not affect interest expense incurred on our 9% Senior Notes as such notes bear interest at a fixed rate. However, changes in interest rates would affect their fair values. In general, the fair market value of debt with a fixed interest rate will increase as interest rates fall. Conversely, the fair market value of debt will decrease as interest rates rise. A hypothetical change in interest rates of 10% relative to interest rates as of December 31, 2014 would have no impact on our interest expense for the 9% Senior Notes.
Our revolving credit facility has a variable interest rate and, therefore, is subject to interest rate risk. As of December 31, 2014, we have not made a draw on this facility. For this reason, a 100 basis point increase in interest rates on our variable rate debt would not result in significant additional annual interest expense.
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
Alice, Texas
We have audited the accompanying consolidated balance sheets of Forbes Energy Services Ltd. as of December 31, 2014 and 2013 and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Forbes Energy Services Ltd. at December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.
/S/ BDO USA, LLP
Houston, Texas
March 27, 2015

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)
Consolidated Balance Sheets
(in thousands, except per share amounts)

	December 31,
	2014	2013
Assets
Current assets
Cash and cash equivalents	$34,918	$26,409
Accounts receivable - trade	83,644	82,209
Accounts receivable - related parties	342	185
Accounts receivable - other	455	592
Prepaid expenses	9,357	12,378
Other current assets	1,180	1,626
Total current assets	129,896	123,399
Property and equipment, net	322,663	341,869
Intangible assets, net	22,292	25,154
Deferred financing costs, net of accumulated amortization of $5.5 million and $3.7 million for 2014 and 2013, respectively	5,053	6,860
Restricted cash	1,381	1,380
Other assets	2,328	1,896
Total assets	$483,613	$500,558
Liabilities and Shareholders’ Equity
Current liabilities
Current portions of long-term debt	$11,204	$9,374
Accounts payable - trade	19,119	27,016
Accounts payable - related parties	186	559
Accrued dividends	61	61
Accrued interest payable	1,364	1,367
Accrued expenses	18,848	14,727
Total current liabilities	50,782	53,104
Long-term debt	286,687	290,266
Deferred tax liability	17,653	21,610
Total liabilities	355,122	364,980
Commitments and contingencies (Note 10)	—	—
Temporary equity
Series B senior convertible preferred stock	14,602	14,560
Shareholders’ equity
Common stock, $.04 par value, 112,500 shares authorized, 21,845 and 21,474 shares issued and outstanding at December 31, 2014 and 2013, respectively	874	859
Additional paid-in capital	194,704	193,527
Accumulated deficit	(81,689)	(73,368)
Total shareholders’ equity	113,889	121,018
Total liabilities and shareholders’ equity	$483,613	$500,558
The accompanying notes are an integral part of these consolidated financial statements.

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)
Consolidated Statements of Operations
(in thousands except, per share amounts)

	Year Ended December 31,
	2014	2013	2012
Revenues
Well servicing	$285,338	$231,930	$202,670
Fluid logistics	163,940	188,003	269,927
Total revenues	449,278	419,933	472,597
Expenses
Well servicing	213,278	182,180	158,302
Fluid logistics	127,775	141,957	196,383
General and administrative	36,428	30,186	33,382
Depreciation and amortization	54,959	54,838	50,997
Total expenses	432,440	409,161	439,064
Operating income	16,838	10,772	33,533
Other income (expense)
Interest income	9	27	78
Interest expense	(28,228)	(28,211)	(28,033)
Income (loss) from continuing operations before taxes	(11,381)	(17,412)	5,578
Income tax expense (benefit)	(3,060)	(4,615)	3,359
Income (loss) from continuing operations	(8,321)	(12,797)	2,219
Loss from discontinued operations, net of tax benefit of $0, $200, and $400, respectively	—	(293)	(633)
Net income (loss)	(8,321)	(13,090)	1,586
Preferred stock dividends	(776)	(776)	(776)
Net income (loss) attributable to common shareholders	$(9,097)	$(13,866)	$810
Income (loss) per share of common stock from continuing operations
Basic and diluted	$(0.42)	$(0.64)	$0.07
Loss per share of common stock from discontinued operations
Basic and diluted	$—	$(0.01)	$(0.03)
Income (loss) per share of common stock
Basic and diluted	$(0.42)	$(0.65)	$0.04
Weighted average number of shares of common stock outstanding
Basic	21,749	21,388	21,062
Diluted	21,749	21,388	21,340
The accompanying notes are an integral part of these consolidated financial statements.

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Years Ended December 31,
	2014	2013	2012
Net income (loss)	$(8,321)	$(13,090)	$1,586
Other comprehensive income
Foreign currency translation adjustment	—	—	1,078
Comprehensive income (loss)	$(8,321)	$(13,090)	$2,664
The accompanying notes are an integral part of these consolidated financial statements.

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)
Consolidated Statements of Changes in Shareholders’ Equity
(in thousands)

	Temporary Equity		Permanent Equity
	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (loss)	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance:
December 31, 2011	588	14,476	20,918	$837	$187,885	$(1,078)	$(61,864)	$125,780
Share-based compensation	—	—	—	—	3,619	—	—	3,619
Net loss	—	—	—	—	—	—	1,586	1,586
Foreign currency translation adjustment	—	—	—	—	—	1,078		1,078
Common shares issued under stock plan:		—
Exercise of stock options		—	25	1	64	—	—	65
Issuance of restricted stock		—	150	6	810	—	—	816
Preferred stock dividends and accretion	—	42	—	—	(776)	—	—	(776)
Balance:
December 31, 2012	588	14,518	21,093	844	191,602	—	(60,278)	132,168
Share-based compensation	—	—	—	—	2,179	—	—	2,179
Net income	—	—	—	—	—	—	(13,090)	(13,090)
Common shares issued under stock plan:		—
Exercise of stock options	—	—	3	—	7	—	—	7
Issuance of restricted stock	—	—	378	15	515	—	—	530
Preferred stock dividends and accretion	—	42	—	—	(776)	—	—	(776)
Balance:
December 31, 2013	588	14,560	21,474	859	193,527	—	(73,368)	$121,018
Share-based compensation	—		—	—	1,324	—	—	1,324
Net loss	—		—	—	—	—	(8,321)	(8,321)
Common shares issued under stock plan:
Issuance of restricted stock	—		371	15	629	—	—	644
Preferred stock dividends and accretion	—	42	—	—	(776)	—	—	(776)
Balance:
December 31, 2014	588	$14,602	21,845	$874	$194,704	$—	$(81,689)	$113,889
The accompanying notes are an integral part of these consolidated financial statements.

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income (loss)	$(8,321)	$(13,090)	$1,586
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	52,098	51,977	48,136
Amortization expense	2,861	2,861	2,861
Share-based compensation	3,264	2,852	4,430
Deferred tax benefit	(3,957)	(4,977)	(867)
Loss on disposal of assets, net	(684)	443	1,000
Gain on disposal of discontinued operations, net	—	—	(2,964)
Bad debt expense	967	1,353	807
Amortization of deferred financing cost	1,807	1,518	1,471
Changes in operating assets and liabilities:
Accounts receivable	(2,296)	8,857	41,655
Accounts receivable - related parties	(157)	(125)	1,552
Prepaid expenses and other current assets	4,225	(3,229)	(3,180)
Accounts payable - trade	(5,514)	6,363	(19,535)
Accounts payable - related parties	(373)	405	(1,148)
Accrued expenses	3,327	1,202	(7,504)
Accrued interest payable	(3)	13	134
Net cash provided by operating activities	47,244	56,423	68,434
Cash flows from investing activities:
Purchases of property and equipment	(37,877)	(42,626)	(111,769)
Proceeds from sale of property and equipment	5,431	1,449	14,461
Restricted cash	(1)	59	14,711
Net cash used in investing activities	(32,447)	(41,118)	(82,597)
Cash flows from financing activities:
Payments for debt issuance costs	—	(338)	(107)
Proceeds from the exercise of stock options	—	7	65
Proceeds from the issuance of restricted stock	—	—	5
Repayments of other debt	(5,083)	(5,306)	(4,478)
Dividends paid on Series B Senior Convertible Preferred Stock	(735)	(735)	(735)
Payments of tax withholding obligations related to restricted stock	(470)	(143)	—
Net cash used in financing activities	(6,288)	(6,515)	(5,250)
Effect of currency translation on cash and cash equivalents	—	—	432
Net increase (decrease) in cash and cash equivalents	8,509	8,790	(18,981)
Cash and cash equivalents:
Beginning of year	26,409	17,619	36,600
End of year	$34,918	$26,409	$17,619

The accompanying notes are an integral part of these consolidated financial statements.

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)
Notes to Consolidated Financial Statements
1. Organization and Nature of Operations
Nature of Business
Forbes Energy Services Ltd. (“FES Ltd”) is an independent oilfield services contractor that provides a wide range of well site services to oil and natural gas drilling and producing companies to help develop and enhance the production of oil and natural gas. These services include fluid hauling, fluid disposal, well maintenance, completion services, workovers and recompletions, plugging and abandonment, and tubing testing. Our operations are concentrated in the major onshore oil and natural gas producing regions of Texas, with additional locations in Mississippi, Pennsylvania and, prior to the disposition in January 2012, in Mexico. We believe that our broad range of services, which extends from initial drilling, through production, to eventual abandonment, is fundamental to establishing and maintaining the flow of oil and natural gas throughout the life cycle of our customers’ wells.
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
Principles of Consolidation
The Company’s consolidated financial statements as of December 31, 2014 and 2013 and for each of the three years ended December 31, 2014, 2013, and 2012 include the accounts of FES Ltd and all of its wholly owned, direct and indirect subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
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
Income Taxes
The Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using statutory tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rate is recognized in the period that includes the statutory enactment date. A valuation allowance for deferred tax assets is recognized when it is more likely than not that the benefit of deferred tax assets will not be realized. Additionally, the Company records uncertain tax positions at their net recognizable amount, based on the amount that management deems is more likely than not to be sustained upon ultimate settlement with tax authorities.

The Company’s policy for recording interest and penalties associated with uncertain tax positions is to record such items as a component of tax expense.  The Company has not recognized any material uncertain tax positions for the years ended December 31, 2014, 2013 and 2012.

     Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.
Restricted Cash
Restricted cash is serving as collateral for certain outstanding letters of credit. Restricted cash of $1.4 million at December 31, 2014 and 2013, is classified as a long-term asset as it collateralizes certain long-term insurance letters of credit.
Earnings per Share
The Company presents basic and diluted earnings per share “EPS” data for its common stock. Basic EPS is calculated by dividing the net income attributable to common shareholders of the Company by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is determined by adjusting the profit or loss attributable to common shareholders and the weighted average number of shares of common stock outstanding adjusted for the effects of all dilutive potential common shares comprised of options granted, restricted stock, and restricted stock units. Preferred stock is a participating security under ASC 260 which means the security may participate in undistributed earnings with common stock. In accordance with ASC 260, securities are deemed to not be participating in losses if there is no obligation to fund such losses. The holders of the Series B Preferred Stock would be entitled to share in dividends, on an as-converted basis, if the holders of common stock were to receive dividends in excess of 5% of the then current common stock market price on a cumulative basis over the past twelve months, provided that the holders of the Series B Preferred Stock would only share in that portion of the dividend that exceeds 5%. The Series B Preferred Stock was not deemed to be participating since there were net losses from operations for the years ended December 31, 2014 and December 31, 2013. The Series B Preferred Stock was not deemed to be participating since income from operations was not in excess of the amounts above for the year ended December 31, 2012 .
Fair Value of Financial Instruments
Fair value is the price that would be received to sell an asset or the amount paid to transfer a liability in an orderly transaction between market participants (an exit price) at the measurement date. Fair value is a market based measurement considered from the perspective of a market participant. The Company uses market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation. These inputs can be readily observable, market corroborated, or unobservable. If observable prices or inputs are not available, unobservable prices or inputs are used to estimate the current fair value, often using an internal valuation model. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the item being valued. The Company primarily applies a market approach for recurring fair value measurements using the best available information while utilizing valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.

There is a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). The Company classifies fair value balances based on the observability of those inputs. The three levels of the fair value hierarchy are as follows:

•
Level 1 - Quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

•
Level 2 - Inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable. These inputs are either directly observable in the marketplace or indirectly observable through corroboration with market data for substantially the full contractual term of the asset or liability being measured.

•
Level 3 - Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

In valuing certain assets and liabilities, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. For disclosure purposes, assets and liabilities are classified in their entirety in the fair value hierarchy level based on the lowest level of input that is significant to the overall fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the placement within the fair value hierarchy levels.

A description of the valuation methodologies used for assets measured at fair value on a recurring basis, as well as the general classification of such assets pursuant to the fair value hierarchy, is set forth below.
The carrying amounts of cash and cash equivalents, accounts receivable-trade, accounts receivable-related parties, accounts receivable – other, other current assets, accounts payable – trade, prepaid expenses, accounts payable-related parties, accrued expenses, and insurance notes approximate fair value because of the short maturity of these instruments. The fair values of third party notes and equipment notes are level two inputs in the fair value hierarchy, and approximate their carrying values, based on current market rates at which the company could borrow funds with similar maturities.

	December 31, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(dollars in thousands)
9.0% Senior Notes	$280,000	$165,200	$280,000	$275,800

The fair value of our 9% Senior notes is based on dealer quoted market prices at December 31, 2014 and 2013.
and is considered Level 1 within the fair value hierarchy.
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are based on earned revenues. The Forbes Group provides an allowance for doubtful accounts, which is based on a review of outstanding receivables, historical collection information, and existing economic conditions. Provisions for doubtful accounts are recorded when it becomes evident that the customer will not be likely to make the required payments at either contractual due dates or in the future. The accounts are written off against the provision when it becomes evident that the account is not collectable. The allowance for doubtful accounts totaled $4.0 million and $4.0 million as of December 31, 2014 and 2013, respectively.

The following reflects changes in our allowance for doubtful accounts:

Balance as of January 1, 2012	6,433
Provision	807
Bad debt write-off	(4,581)
Balance as of December 31, 2012	2,659
Provision	1,353
Bad debt write-off	(60)
Balance as of December 31, 2013	3,952
Provision	967
Bad debt write-off	(880)
Balance as of December 31, 2014	$4,039
Property and Equipment
Property and equipment are recorded at cost. Improvements or betterments that extend the useful life of the assets are capitalized. Expenditures for maintenance and repairs are charged to expense when incurred. The costs of assets retired or otherwise disposed of and the related accumulated depreciation are eliminated from the accounts in the period of disposal. Gains or losses resulting from property disposals are credited or charged to operations currently. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets. Depreciation expense was $52.1 million, $52.0 million, and $48.1 million for the years ended December 31, 2014, 2013, and 2012, respectively.
Intangible Assets
Intangible assets are assets (not including financial assets) that lack physical substance. Intangible assets are subject to amortization for the period of time which the assets are expected to contribute directly or indirectly to future cash flows.
Impairments
Long-lived assets, such as property, and equipment, and finite-lived intangibles subject to amortization, are reviewed whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of such assets to estimated undiscounted future cash flows expected to be generated by the assets. Expected future cash flows and carrying values are aggregated at their lowest identifiable level. If the carrying amount of such assets exceeds their estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of such assets exceeds the fair value of the assets. The Company evaluated its asset group in accordance with ASC 360 which resulted in no impairment for the years ended December 31, 2014, 2013, and 2012.
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
Deferred Financing Costs
The Company amortizes the deferred financing costs for the costs incurred with our 9% Senior Notes and for the loan agreement governing our revolving credit facility. These costs are amortized over the period of the agreements governing the 9% Senior Notes and the revolving credit facility on an effective interest basis, as a component of interest expense. For the years ended December 31, 2014, 2013, and 2012 amortization of deferred financing costs was $1.8 million, $1.5 million, and $1.5 million, respectively.

Share-Based Compensation
The Company measures share-based compensation cost as of the grant date based on the estimated fair value of the award less an estimated rate for pre-vesting forfeitures, and recognizes compensation expense on a straight-line basis over the vesting period. The Company classifies stock awards as either an equity award or a liability award. Equity classified awards are valued as of the grant date using market price. Liability classified awards are re-measured at fair value at the end of each reporting date until settled.
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
Recent Accounting Pronouncements
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 provides a framework that replaces the existing revenue recognition guidance. It is effective for annual periods beginning after December 15, 2016, including interim periods within that reporting period. The Company is in the process of determining if this pronouncement will have a material impact on its consolidated financial statements.
In June 2014, the FASB issued ASU No. 2014-12, “Compensation-Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.” ASU 2014-12 requires a reporting entity to treat a performance target that affects vesting and that could be achieved after the requisite service period as a performance condition. It is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. ASU 2014-12 may be adopted either prospectively for share-based payment awards granted or modified on or after the effective date, or retrospectively, using a modified retrospective approach. The modified retrospective approach would apply to share-based payment awards outstanding as of the beginning of the earliest annual period presented in the financial statements on adoption, and to all new or modified awards thereafter. The Company is in the process of determining if this pronouncement will have a material impact on its consolidated financial statements.
 In August 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2014-15, “Presentation of Financial Statements - Going Concern,” (ASU 2014-15).  ASU 2014-15 provides guidance with regard to management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures.  This ASU clarified that management should perform its evaluation whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued.  The accounting standard is effective for annual periods ending after December 15, 2016 and interim periods thereafter. Early adoption is permitted. The adoption of this standard is not expected to have a material effect on our financial statements.

4. Intangible Assets
Our major classes of intangible assets subject to amortization under ASC 350 consist of our customer relationships, trade name, safety training program, and dispatch software. The Company expenses costs associated with extensions or renewals of intangibles assets. There were no such extensions or renewals in the years ended December 31, 2014, 2013 or 2012. Amortization expense is calculated using the straight-line method over the period indicated. Amortization expense for each of the years ended December 31, 2014, 2013, and 2012 was $2.9 million. Estimated amortization expense for the years 2015-2018 is $2.9 million per year and in 2019 the estimated amortization expense is $2.7 million. The weighted average amortization period remaining for intangible assets is 7.79 years.

The following sets forth the identified intangible assets by major asset class:

		December 31, 2014			December 31, 2013
	Useful Life (years)	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Customer relationships	15	$31,896	$14,885	$17,011	$31,896	$12,758	$19,138
Trade names	15	8,050	3,756	4,294	8,050	3,220	4,830
Safety training program	15	1,182	552	630	1,182	473	709
Dispatch software	10	1,135	795	340	1,135	681	454
Other	10	58	41	17	58	35	23
		$42,321	$20,029	$22,292	$42,321	$17,167	$25,154
5. Share-Based Compensation
Incentive Compensation Plans
From time to time, the Company grants stock options, restricted stock units, or other awards to its employees, including executive officers, and directors. Prior to July 9, 2012, these awards were granted pursuant to the Company's 2008 Incentive Compensation Plan, or the 2008 Plan. On July 9, 2012, at the Company's 2012 Annual Meeting of Shareholders, the Company's shareholders approved the Company's 2012 Incentive Compensation Plan, or the 2012 Plan. No further awards will be made under the 2008 Plan, however, outstanding awards granted under the 2008 Plan will remain subject to the terms and conditions of the 2008 Plan. Any shares of common stock that are available to be granted under the 2008 Plan, but which are not subject to outstanding awards under the 2008 Plan, including shares that become available due to the future lapse or forfeiture of outstanding awards, will be added to the 1,022,500 shares of common stock authorized for issuance under the 2012 Plan. After taking into account the restricted stock and restricted stock units granted during 2014 (as discussed in the Restricted Stock and Restricted Stock Units paragraph below), there were 1,301,350 shares available for future grants under the 2012 Incentive Compensation Plan. There have been no stock option awards issued under the 2012 Plan.

Stock Options
Stock options issued in 2008 originally vested over a three-year period. On August 11, 2011, the Company exchanged 667,500 of these 2008 options in a 0.72 to 1 exchange for 480,600 options (the “Exchange Options”). These Exchange Options vested one-third every four months from the exchange date and the Company recognized $0.1 million of compensation expense for this exchange over such 12 month period. For the 2011 stock option issuances other than the Exchange Options, the standard option vested over a three year period, with one-third vesting on the annual anniversary of the award date and one third vesting every year thereafter. These options are fully vested. For most grantees, options expire at the earlier of either one year after the termination of grantee’s employment by reason of death, disability or retirement, ninety days after termination of the grantee’s employment other than upon grantee’s death, disability or retirement, or ten years after the date of grant.

The following table presents a summary of the Company’s stock option activity for the years ended December 31, 2014 and 2013:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at December 31, 2012	1,997,925	7.51	7.73 years	$—
Stock options:
Granted	—	—
Exercised	(2,500)	2.60
Forfeited	(595,000)	8.76
Options outstanding at December 31, 2013	1,400,425	6.99	6.47 years	316,994
Stock options:
Granted	—	—
Exercised	—	—
Forfeited	(251,800)	2.65
Options outstanding at December 31, 2014	1,148,625	$7.94	5.44 years	$—
Vested and expected to vest at December 31, 2014	1,148,625	$7.94	5.44 years	$—
Exercisable at December 31, 2014	1,148,625	$7.94	5.44 years	$—

During the years ended December 31, 2014, 2013 and 2012, the Company recorded total stock-based compensation expense related to stock options of $1.2 million, $0.7 million, and $3.0 million, respectively. No stock-based compensation costs were capitalized in 2014, 2013 or 2012. As of December 31, 2014, there is no unrecognized cost for stock options.
There were no stock options granted during the year ended December 31, 2014 and 2013.
A summary of the status of the Company's nonvested options as of December 31, 2013, and the changes during the year ended December 31, 2014, is presented below.

	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at December 31, 2013	186,150	9.16
Granted	—
Vested	(186,150)
Forfeited	—
Nonvested at December 31, 2014	—	—

Restricted Stock
There was no restricted stock granted during 2014. The table below presents restricted stock activity for the year ended December 31, 2013.

	Number of Units	Grant Date Average Fair Value Per Unit
Outstanding at December 31, 2012	41,666	$6.15
Granted	—	—
Vested	(41,666)	6.15
Forfeited	—	—
Nonvested at December 31, 2013	—	$—
There was zero, less than $0.1 million, and $1.0 million in stock based compensation expense recognized for these restricted stock grants for the years ended December 31, 2014, 2013, and 2012, respectively.
Restricted Stock Units
Restricted Stock Units granted to employees, executives, and directors range from immediately vesting to vesting over a period from one to five years. Unvested restricted stock units are forfeited upon termination of grantee's employment.
The following table presents a summary of restricted stock unit activity for the years ended December 31, 2014 and 2013:

	Number of Units	Grant Date Average Fair Value Per Unit
Outstanding at December 31, 2012	124,753	$3.45
Granted	930,284	3.44
Vested	(374,848)	3.38
Forfeited	(5,400)	2.65
Nonvested at December 31, 2013	674,789	$3.49
Granted	461,527	3.85
Vested	(498,821)	3.84
Forfeited	—	—
Nonvested at December 31, 2014	637,495	$3.47
In the years ended December 31, 2014 and 2013, participants utilized a net withholding exercise method, in which restricted stock units were surrendered to cover payroll withholding tax. The total pretax cash outflow, as included in withholding tax payments in our condensed consolidated statements of cash flows, for these net withholding exercises was $0.5 million and $0.1 million, respectively.
Stock compensation expense of $1.3 million, $1.6 million, and $0.1 million was recognized for the restricted stock units granted for the years ended 2014, 2013, and 2012, respectively. The remaining compensation expense to be recognized over a weighted-average period of 2.1 year is $1.1 million.

The following table summarizes the Company's equity and liability stock based compensation expense (in thousands):

	2014	2013	2012
Restricted stock expense	$—	$41	$976
Restricted stock unit expense	1,253	1,584	146
Stock option expense	1,185	709	2,982
Performance based liability award expense	826	518	326
Total stock-based compensation expense	$3,264	$2,852	$4,430

6. Property and Equipment
Property and equipment at December 31, 2014 and 2013 consisted of the following:

	Estimated Life in Years	December 31,
		2014	2013
		(in thousands)
Well servicing equipment	3-15 years	$417,561	$411,237
Autos and trucks	5-10 years	124,338	103,443
Disposal wells	5-15 years	38,167	43,754
Building and improvements	5-30 years	14,423	13,544
Furniture and fixtures	3-15 years	6,157	5,395
Land		1,452	1,876
		602,098	579,249
Accumulated depreciation		(279,435)	(237,380)
		$322,663	$341,869

The Company is obligated under various capital leases for certain vehicles and equipment that expire at various dates during the next five years. The gross amount of property and equipment and related accumulated depreciation recorded under capital leases and included above consists of the following:

	December 31,
	2014	2013
	(in thousands)
Well servicing equipment	$16,411	$16,396
Autos and trucks	15,809	11,029
	32,220	27,425
Accumulated depreciation	(10,786)	(6,163)
	$21,434	$21,262

Depreciation of assets held under capital leases of approximately $4.6 million , $3.1 million, and $2.6 million for the years ended December 31, 2014, 2013, and 2012, respectively, is included in depreciation and amortization expense in the consolidated statements of operations.

7. Accounts Payable and Accrued Expenses
Accrued expenses and accounts payable – trade at December 31, 2014 and 2013, consisted of the following:

	December 31,
	2014	2013
	(in thousands)
Accrued wages	$8,387	$6,968
Accrued insurance	7,883	4,601
Other accrued expenses	2,578	3,158
Total accrued expenses	$18,848	$14,727

Accounts payable - vendor financings	$1,687	$4,082
Accounts payable - other	17,432	22,934
Total accounts payable - trade	$19,119	$27,016
8. Long-Term Debt
Debt at December 31, 2014 and 2013, consisted of the following :

	December 31,
	2014	2013
	(in thousands)
9% Senior Notes	$280,000	$280,000
Third party equipment notes and capital leases	12,170	15,109
Insurance notes	5,721	4,531
	297,891	299,640
Less: Current portion	(11,204)	(9,374)
	$286,687	$290,266

Aggregate maturities of long-term debt as of December 31, 2014 are as follows (in thousands):

2015	$11,204
2016	3,903
2017	2,653
2018	131
2019	280,000
Total	$297,891
9% Senior Notes
On June 7, 2011, FES Ltd issued $280.0 million in principal amount of 9% Senior Notes due 2019 (the “9% Senior Notes”). The 9% Senior Notes mature on June 15, 2019, and require semi-annual interest payments, in arrears, at an annual rate of 9% on June 15 and December 15 of each year until maturity. No principal payments are due until maturity.
The 9% Senior Notes are guaranteed by the current domestic subsidiaries (the “Guarantor Subs”) of FES Ltd, which include Forbes Energy Services LLC (“FES LLC”), C.C. Forbes, LLC (“CCF”), TX Energy Services, LLC (“TES”), Superior Tubing Testers, LLC (“STT”) and Forbes Energy International, LLC (“FEI LLC”). All of the Guarantor Subs are 100% owned and each guarantees the securities on a full and unconditional and joint and several basis, subject to customary release provisions which include: (i.) the transfer, sale or other disposition (by merger or otherwise) of all or substantially all of its assets of Guarantor, or of all of the capital stock; (ii) the proper designation of a Guarantor as an "Unrestricted Subsidiary;" (iii)

the legal defeasance or satisfaction and discharge of the Indenture; and (iv) as may be provided in any intercreditor agreement entered into in connection with any current and future credit facilities, in each such case specified in clauses (i) through (iii) above in accordance with the requirements therefore set forth in the indenture governing the 9% senior notes. Prior to January 12, 2012, FES Ltd had two 100% owned indirect Mexican subsidiaries ("the Non-Guarantor Subs") that had not guaranteed the 9% Senior Notes. In January 2012, one of those two Mexican subsidiaries was sold along with the business and substantially all of our long-lived assets located in Mexico. Prior to January 12, 2012, FES Ltd had a branch office in Mexico and conducted operations independent of the Non-Guarantor Subs. The parent company has no independent assets or operations. There are no significant restrictions on the parent company's ability or the ability of any guarantor to obtain funds from its subsidiaries by such means as a dividend or loan. On or after June 15, 2015, the Forbes Group may, at its option, redeem all or part of the 9% Senior Notes from time to time at specified redemption prices and subject to certain conditions required by the indenture governing the 9% Senior Notes (the “9% Senior Indenture”). The Forbes Group is required to make an offer to purchase the notes and to repurchase any notes for which the offer is accepted at 101% of their principal amount, plus accrued and unpaid interest, if there is a change of control. The Forbes Group is required to make an offer to repurchase the notes and to repurchase any notes for which the offer is accepted at 100% of their principal amount, plus accrued and unpaid interest, following certain asset sales.
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

The Company is in compliance with the covenants under the indenture governing the 9% Senior Notes at December 31, 2014.

Revolving Credit Facility
On September 9, 2011, FES Ltd. and its current domestic subsidiaries entered into a loan and security agreement with certain lenders, and Regions Bank, as agent for the secured parties, or the Agent. This loan and security agreement was amended in December 2011, July 2012 and July 2013. The loan and security agreement initially provided for an asset based revolving credit facility with a maximum initial borrowing credit of $75.0 million, subject to borrowing base availability and other limitations. The third amendment increased the maximum borrowing credit to $90.0 million, subject to borrowing base availability, any reserves established by the facility agent in its discretion, compliance with a fixed charge coverage ratio covenant if availability under the facility falls below certain thresholds and, for borrowings above $75.0 million, compliance with the debt incurrence covenant in the indenture governing the 9% Senior Notes. This indenture covenant prohibits the incurrence of debt except for certain limited exceptions, including indebtedness incurred under the permitted credit facility debt basket to the greater of $75.0 million or 18% of our Consolidated Tangible Assets (as defined in the 9% Senior Indenture) reported for the last fiscal quarter for which financial statements are available. As of December 31, 2014, 18% of our Consolidated Tangible Assets (as defined in the 9% Senior Indenture) was approximately $82.1 million. If our availability under the credit facility dropped below 15% of our total borrowing credit (as described above), we are required to maintain a trailing four-quarter fixed charge coverage ratio of at least 1.1 to 1. We would currently be in compliance with this covenant if it were applicable.
As of December 31, 2014, there were no amounts drawn and outstanding letters of credit in the amount of $7.6 million posted under the facility. Taking into account the limitations discussed above, we have at least $74.5 million of availability under our credit facility. As amended, the loan and security agreement has a stated maturity of July 26, 2018. The proceeds of this credit facility can be used for the purchase of well services equipment, permitted acquisitions, general operations, working capital and other general corporate purposes.
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
The loan and security agreement contains customary covenants for an asset-based credit facility, which include (i) restrictions on certain mergers, consolidations and sales of assets; (ii) restrictions on the creation or existence of liens; (iii) restrictions on making certain investments; (iv) restrictions on the incurrence or existence of indebtedness; (v) restrictions on transactions with affiliates; (vi) requirements to deliver financial statements, report and notices to the Agent and (vii) a springing requirement to maintain a consolidated Fixed Charge Coverage Ratio (which is defined in the loan and security agreement) of 1.1:1.0 in the event that our excess availability under the credit facility falls below the greater of $11.3 million or 15.0% of our maximum credit under the facility for sixty consecutive days; provided that, the restrictions described in (i)-(v) above are subject to certain exceptions and permissions limited in scope and dollar value. The loan and security agreement also contains customary representations and warranties and event of default provisions. As of December 31, 2014 we are in compliance with all applicable covenants in the loan and security agreement.
Third Party Equipment Notes and Capital Leases
During the past few years, the Forbes Group financed the purchase of certain vehicles and equipment through commercial loans with Paccar Financial Group, Mack Financial Services, Enterprise Fleet Management, and Regions Equipment Finance and capital leases, with aggregate principal amounts outstanding as of December 31, 2014 and 2013 of approximately $12.2 million and $15.1 million, respectively. These loans are repayable in a range of 42 to 60 monthly installments with the maturity dates ranging from July 2015 to June 2018. Interest accrues at rates ranging from 3.07% to 8.42% and is payable monthly. The loans are collateralized by equipment purchased with the proceeds of such loans. The Forbes Group paid total principal payments of approximately $5.1 million, $5.3 million, and $4.5 million for the years ended December 31, 2014, 2013, and 2012, respectively.
Insurance Notes
During 2014 and 2013, the Forbes Group entered into promissory notes with First Insurance Funding for the payment of insurance premiums in an aggregate principal amount outstanding as of December 31, 2014 and December 31, 2013 of approximately $5.7 million and $4.5 million, respectively during the period of the insurance coverage. These notes are or were payable in twelve monthly installments with maturity dates of October 15, 2015 and October 15, 2014, respectively. Interest accrues or accrued at a rate of approximately 2.9% and 2.9% for 2014 and 2013, respectively, and is payable monthly. The amount outstanding could be substantially offset by the cancellation of the related insurance coverage which is classified in prepaid insurance.

9. Related Party Transactions
The Forbes Group enters into transactions with related parties in the normal course of conducting business. The following tables summarizes the related party transactions.

	As of December 31,
	2014	2013
	(in thousands)
Related parties cash and cash equivalents balances:
Balance at Texas Champion Bank (1)	$1,040	$698
Balance at Brush Country Bank (2)	644	469

Related parties receivable:
Alice Environmental Services, LP/Alice Environmental Holding LLC (3)	$—	$1
Dorsal Services, Inc. (4)	60	61
Wolverine Construction, Inc. (5)	282	123
	$342	$185

Related parties payable:
Alice Environmental Services, LP/Alice Environmental Holding LLC (3)	$83	$218
Dorsal Services, Inc. (4)	25	256
Tasco Tool Services, Inc. (6)	59	16
JITSU Services, LLC (8)	—	30
Texas Quality Gate Guard Services, LLC (9)	$11	$29
Texas Water Disposal, LLC (15)	8	10
	$186	$559

	Years ended December, 31

	2014	2013	2012
	(in thousands)
Related parties capital expenditures:
Alice Environmental Services, LP/Alice Environmental Holding LLC (3)	$—	$—	$15,567
Tasco Tool Services, Inc. (6)	16	64	196
Resonant Technology Partners (7)	—	—	289
JITSU Services, LLC (8)	240	—	—
	$256	$64	$16,052
Related parties revenue activity:
CJ Petroleum Service LLC (10)	$—	$—	$18
Dorsal Services, Inc. (4)	—	18	—
Tasco Tool Services, Inc. (6)	2	3	1
Wolverine Construction, Inc. (5)	249	152	41
Texas Quality Gate Guard Services, LLC (9)	—	—	4
Testco Well Services, LLC (11)	—	69	18
Texas Water Disposal, LLC (15)	12	15	22
	$263	$257	$104

Related parties expense activity:
Alice Environmental Services, LP/Alice Environmental Holding LLC (3)	$1,861	$1,810	$3,832
CJ Petroleum Service LLC (10)	—	—	294
Dorsal Services, Inc. (4)	371	498	139
Tasco Tool Services, Inc. (6)	224	128	179
FCJ Management, LLC (12)	27	36	36
C&F Partners, LLC (13)	—	—	199
Resonant Technology Partners (7)	—	—	444
Wolverine Construction, Inc. (5)	—	—	37
JITSU Services, LLC (8)	243	396	405
Texas Quality Gate Guard Services, LLC (9)	214	363	362
Animas Holdings, LLC (14)	265	670	26
Testco Well Services, LLC (11)	—	32	5
Texas Water Disposal, LLC (15)	—	498	1,159
CJW Group, LLC (16)	13	—	—
	$3,218	$4,431	$7,117
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
(6)Tasco Tool Services, Inc. is a down-hole tool company that is partially owned by Mr. Forbes, an executive officer and director of FES Ltd., and Mr. Robert Jenkins a manager of one of the subsidiaries of FES Ltd. Tasco rents and sells tools to the Company from time to time.
(7)Resonant Technology Partners is a computer networking group that provides services to the Company. Travis Burris, a director of the Company had a noncontrolling interest in the computer networking company, which was sold in July 2012.
(8)JITSU Services, LLC or JITSU, is a leasing company owned by Mr. Crisp and Janet Forbes, a former director of the Company. The Company currently leases vacuum trucks from JITSU.
(9)Texas Quality Gate Guard Services, LLC, or Texas Quality Gate Guard Services, is an entity owned by Messrs. Crisp and Forbes and a son of Mr. Crisp, an executive officer and director of FES Ltd. Texas Quality Gate Guard Services has provided security services to the Company.

(10)CJ Petroleum Service LLC or CJ Petroleum, is a company owned by Mr. Crisp, Mr. Forbes, two sons of Mr. Crisp and Janet Forbes, a former director of the Company. The Company paid CJ Petroleum to purchase its rights to certain disposal wells which are no longer rentred from CJ Petroleum. Nevertheless, the Company must still pay the underlying landowners for access to these wells.
(11)Testco Well Services, LLC is a company that provides valve and gathering system testing services to the Company. Mr. Crisp, Mr. Forbes, and a son of Mr. Crisp were partial owners of Testco. In August 2013, Testco Well Services, LLC was sold to an unrelated third party and as such is no longer a related party. The amounts for 2013 reflect only the period to the sale. Because Testco is not longer a related party, no amounts have been disclosed for fiscal year 2014.
(12)FCJ Management, LLC or FCJ, is an entity that leases land and facilities to the Company and is owned by Messrs. Crisp, and Forbes and Robert Jenkins, a manager of one of the subsidiaries of FES Ltd.
(13)C&F Partners, LLC is an entity that is owned by Messrs. Crisp and Forbes. The Company had expenses with regard to C&F Partners, LLC related to aircraft rental.
(14)Animas Holdings, LLC or Animas, is a property and disposal company that is owned by the two sons of Mr. Crisp and three children of Mr. Forbes and Ms. Forbes. The Company pays Animas for waste water disposal and lease facilities.
(15) Texas Water Disposal, LLC. is partially owned by a brother of Mr. Crisp, an executive officer and director of FES Ltd. Texas Water Disposal, LLC is a company that owns a salt water disposal well that is used by the Company.
(16) CJW Group, LLC is an entity that leases facilities to the Company and is partially owned by Messrs. Crisp and Forbes, executive officers and directors of FES Ltd.

10. Commitments and Contingencies
Concentrations of Credit Risk
Financial instruments which subject the Company to credit risk consist primarily of cash balances maintained in excess of federal depository insurance limits and trade receivables. Insurance coverage is currently $250,000 per depositor at each financial institution, and our non-interest bearing cash balances exceeded federally insured limits. The Company restricts investment of temporary cash investments to financial institutions with high credit standings. The Company’s customer base consists primarily of multi-national and independent oil and natural gas producers. The Company does not require collateral on its trade receivables. For the year ended December 31, 2014 the Company’s largest customer, five largest customers, and ten largest customers constituted 18.8%, 42.7%, and 56.6% of total revenues, respectively. For the year ended December 31, 2013 the Company’s largest customer, five largest customers, and ten largest customers constituted 10.5%, 34.6%, and 49.7% of total revenues, respectively. For the year ended December 31, 2012 the Company’s largest customer, five largest, and ten largest customers constituted 9.3%, 36.7%, and 57.5% of total revenues, respectively. The loss of any one of our top five customers would have a materially adverse effect on the revenues and profits of the Company. Further, the Company's trade accounts receivable are from companies within the oil and natural gas industry and as such the Company is exposed to normal industry credit risks. As of December 31, 2014, the Company's largest customer, five largest customers, and ten largest customers constituted 18.4%, 42.8%, and 57.5% of accounts receivable, respectively. As of December 31, 2013, the Company's largest customer, five largest customers, and ten largest customers consisted of 8.6%, 21%, and 30.5% of accounts receivable, respectively. The Company continually evaluates its reserves for potential credit losses and establishes reserves for such losses.
Major Customers
Major customers are defined as 10.0% or more of total revenue during a year. The Company had one customer that represented 18.8% of total revenues for the year ended December 31, 2014. The Company had one customer customer that represented 10.5% of total consolidated revenues for the year ended December 31, 2013. The Company did not have any customers that represented over 10.0% of total consolidated revenues for the year ended December 31, 2012.
Employee Benefit Plan
The Company has a 401(k) retirement plan for substantially all of its employees based on certain eligibility requirements. The Company may provide profit sharing contributions to the plan at the discretion of management. No such discretionary contributions have been made since inception of the plan.
Self-Insurance
The Company is self-insured under its Employee Group Medical Plan for the first $0.3 million per individual since October 15, 2013, the Company is self-insured for the first $0.5 million and $1.0 million, respectively, of auto and general liability insurance. The Company has accrued a liability of approximately $1.4 million and $1.2 million, as of December 31, 2014 and 2013, respectively, for insurance claims as of such date that it then anticipated paying in the future related to incidents that occurred during the two calendar years. In addition, to accruals for the self-insured portion of the Employee Group Medical Benefits Plan, the liability for incurred but not received claims also includes estimated “run off” liabilities payable at future dates related to the worker’s compensation, general liability and automobile liability self-insurance program that was eliminated in October 2009.

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

Leases
Future minimum lease payments under non-cancellable operating leases as of December 31, 2014 are as follows (in thousands):

	Related Party	Other	Total
2015	$1,508	$10,594	$12,102
2016	1,508	5,229	6,737
2017	1,086	629	1,715
2018	376	23	398
2019	—	—	—
Thereafter	—	—	—
Total	$4,478	$16,475	$20,952

Rent expense for the years ended December 31, 2014, 2013 and 2012 totaled approximately $20.6 million, $20.8 million and $23.3 million, respectively.
11. Supplemental Cash Flow Information

	Years Ended December 31,
	2014	2013	2012
	(in thousands)
Cash paid for
Interest	$26,096	$26,635	$26,458
Income tax	70	(281)	3,731
Supplemental schedule of non-cash investing and financing activities
Financing of insurance notes	$6,976	$6,198	$11,237
Change in accounts payable related to capital expenditures	(2,395)	2,692	(13,693)
Capital leases on equipment	2,144	1,990	13,872
Preferred stock dividends and accretion costs	(42)	(42)	(42)
Change in deposit on assets held for sale	—	—	(13,700)

12. Income Taxes

Income tax expense (benefit) included in the consolidated statements of operations for the years ended December 31 was as follows (in thousands):

	2014	2013	2012
	(in thousands)
Continuing operations:
Current:
Federal	$238	$(48)	$351
State	641	252	815
Foreign	18	—	—
Total current income tax expense from continuing operations	$897	$204	$1,166
Deferred:
Federal	$(4,008)	$(4,865)	$2,103
State	51	46	90
Total deferred income tax expense (benefit) from continuing operations	$(3,957)	$(4,819)	$2,193
Total income tax expense (benefit) from continuing operations	$(3,060)	$(4,615)	$3,359
Discontinued operations:
Current:
Foreign	—	(88)	2,701
Total current income tax expense (benefit) from discontinued operations	$—	$(88)	$2,701
Deferred:
Federal	$—	$—	$(580)
Foreign	—	(158)	(2,480)
Total deferred income tax benefit from discontinued operations	$—	$(158)	$(3,060)
Total income tax benefit from discontinued operations	$—	$(246)	$(359)
Total income tax expense (benefit)	$(3,060)	$(4,861)	$3,000

The provision for income taxes attributable to loss from continuing operations differed from the amount obtained by applying the federal statutory income tax rate to loss from continuing operations before taxes, as follows:

	2014	2013	2012
	(in thousands)
Income tax expense (benefit) at statutory rate of 35%	$(3,983)	$(6,094)	$1,952
Nondeductible expenses	654	513	586
State taxes, net of federal benefit	374	354	619
Revision related to tax basis of property and equipment	—	553	—
Change in state rate	(73)	—	—
Other	(32)	59	202
	$(3,060)	$(4,615)	$3,359
Our income tax benefit attributable to loss from discontinued operations was $0.2 million (45.6% effective rate) on pre-tax loss of $0.5 million for the year ended December 31, 2013 and $0.4 million (36.2% effective rate) on pre-tax loss of $1.0 million for the year ended December 31, 2012.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31 were as follows:

	2014	2013
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$11,013	$17,814
Foreign tax credits	796	796
Alternative minimum tax credit	1,213	975
Stock - based compensation	5,746	5,505
Bad debts	1,444	1,392
Other	2,936	1,572
Total gross deferred tax assets	23,148	28,054
Less: valuation allowance	(796)	(796)
Total deferred tax assets, net	$22,352	$27,258
Deferred tax liabilities:
Tax over book depreciation	$(32,053)	$(40,030)
Intangible assets	(7,952)	(8,838)
Other	—	—
Total gross deferred tax liabilities	(40,005)	(48,868)
Net deferred tax liability	$(17,653)	$(21,610)
We had a U.S. net operating loss carryforward at December 31, 2014 of approximately $31.5 million which is subject to expiration in various amounts from 2028 to 2031. We have no net operating loss carryforwards in Mexico at December 31, 2014. Realization of deferred tax assets associated with net operating loss carryforwards is dependent upon generating sufficient taxable income in the appropriate jurisdiction prior to their expiration. Management believes it is more likely than not that the U.S. deferred tax asset associated with the net operating loss carryforward will be realized through future taxable income or reversal of taxable temporary differences. The most recent provision reflected net operating loss utilization during 2014 of $20.6 million.
As of December 31, 2014, Management has elected to claim a deduction for foreign income taxes rather than a foreign tax credit due to the existence of an overall foreign loss position and the lack of future foreign source income, as a result of provisions of the sale of the Mexican operations. A valuation allowance in the amount of $0.8 million has been established as of December 31, 2014 and 2013 against the foreign tax credit generated in previous years.
Deferred taxes have not been recognized on undistributed earnings of foreign subsidiaries since these amounts were not material at December 31, 2014 and 2013.
The Company files U.S. federal, U.S. state, and foreign tax returns, and is generally no longer subject to tax examinations for fiscal years prior to 2010.
13. Earnings (loss) per Share
Basic net earnings (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average shares of common stock outstanding during the period. Diluted earnings (loss) per share takes into account the potential dilution that could occur if securities or other contracts to issue common shares, such as options, unvested restricted stock and restricted stock units, and convertible preferred stock, were exercised and converted into common stock. Potential common stock equivalents that have been issued by the Company relate to outstanding stock options, unvested restricted stock and restricted stock units, which are determined using the treasury stock method, and to the shares of Series B Senior Convertible Preferred Stock (the "Series B Preferred Stock"), which are determined using the “if converted” method. In applying the if-converted method, conversion is not assumed for purposes of computing diluted EPS if the effect would be antidilutive. As of December 31, 2014 and 2013, there were 1,148,625 and 1,400,425 options to purchase common stock outstanding, and 588,059 and 588,059 Series B Senior Convertible Preferred Stock outstanding, respectively. The preferred stock is convertible at a rate of nine common shares to one share of Series B Preferred Stock.

The Company has determined that the Series B Preferred Stock are participating securities under ASC 260. Under ASC 260, a security is considered a participating security if the security may participate in undistributed earnings with common stock, whether the participation is conditioned upon the occurrence of a specified event or not. In accordance with ASC 260, a company is required to use the two-class method when computing EPS when a company has a security that qualifies as a “participating security.” The two-class method is an earnings allocation formula that determines EPS for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. A participating security is included in the computation of basic EPS using the two-class method. Under the two-class method, basic EPS for the Company’s common stock is computed by dividing net income applicable to common stock by the weighted-average common stock outstanding during the period. Under the certificate of designation for our Series B Preferred Stock (the "Series B Certificate of Designation"), if at any time the Company declares a dividend in cash which is greater in value than five percent on a cumulative basis over the previous twelve month period of the then current "Common Share Fair Market Value," as that term is defined in the Series B Certificate of Designation, the Series B Preferred Stock will be entitled to receive a dividend payable in cash equal to the amount in excess of five percent of the then Common Share Fair Market Value per common share they would have received if all outstanding Series B Preferred Stock had been converted into common shares. There were no earnings allocated to the Series B Preferred Stock for the years ended December 31, 2014, 2013, or 2012 and there was a net loss from operations for the years ended December 31, 2014 and 2013 and earnings for the year ended December 31, 2012 were not in excess of amounts prescribed by the Series B Certificate of Designation for our Series B Preferred Stock. Diluted EPS for the Company’s common stock is computed using the more dilutive of the two-class method or the if-converted method. The following table sets forth the reconciliation of weighted average shares outstanding and diluted weighted average shares outstanding, in thousands:

	2014	2013	2012
Weighted average shares outstanding	21,749	21,388	21,062
Dilutive effect of stock options and restricted stock	—	—	278
Diluted weighted average shares outstanding	21,749	21,388	21,340
2014
There were 1,148,625 stock options, 637,495 units of unvested restricted stock units, and 5,292,531 shares of common stock equivalents underlying the series B Preferred stock outstanding as of December 31, 2014 that were not included in the calculation of diluted EPS because their effect would have been antidilutive.
2013
There were 1,400,425 stock options, 674,789 units of unvested restricted stock units and 5,292,531 shares of common stock equivalents underlying the series B Preferred stock outstanding as of December 31, 2013 that were not included in the calculation of diluted EPS because the effect would have been antidilutive.
2012
For the year ended December 31, 2012, the 5,292,531 shares of common stock equivalents underlying the series B Preferred stock that were not included in the calculation of diluted EPS because their effect would have been antidilutive.

The following table sets forth the computation of basic and diluted loss per share:

	Years Ended December 31,
	2014	2013	2012
	(in thousands, except per share amounts)
Basic:
Net income (loss)	$(8,321)	$(13,090)	$1,586
Preferred stock dividends and accretion	(776)	(776)	(776)
Net income (loss) attributable to common shareholders	(9,097)	(13,866)	810
Weighted-average common shares	21,749	21,388	21,062
Basic earnings (loss) per share	(0.42)	(0.65)	0.04
Diluted:
Net income (loss)	$(8,321)	$(13,090)	$1,586
Preferred stock dividends and accretion	(776)	(776)	(776)
Net income (loss) attributable to common shareholders	(9,097)	(13,866)	810
Effect of dilutive securities	—	—	278
Weighted-average common shares	21,749	21,388	21,062
Weighted-average diluted shares	21,749	21,388	21,340
Diluted earnings (loss) per share	$(0.42)	$(0.65)	$0.04
14. Business Segment Information
The Company has determined that it has two reportable segments organized based on its products and services—well servicing and fluid logistics. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

Well Servicing
At December 31, 2014, our well servicing segment utilized our fleet of 169 owned well servicing rigs, which included 158 workover rigs and 11 swabbing rigs, six coiled tubing spreads, nine tubing testing units, four electromagnetic scan trucks and related assets and equipment. These assets are used to provide (i) well maintenance, including remedial repairs and removal and replacement of down-hole production, (ii) well workovers, including significant down-hole repairs, re-completions and re-perforations, (iii)completion and swabbing activities, (iv) plugging and abandonment services, and (v) pressure testing of oil and natural gas production tubing and scanning tubing for pitting and wall thickness using tubing testing units.
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

The following table sets forth certain financial information from continuing operations with respect to the Company’s reportable segments (dollars in thousands):

	Well Servicing	Fluid Logistics	Consolidated
2014
Operating revenues	$285,338	$163,940	$449,278
Direct operating costs	213,278	127,775	341,053
Segment profits	$72,060	$36,165	$108,225
Depreciation and amortization	$24,396	$30,563	$54,959
Capital expenditures	16,263	21,363	37,626
Total assets	646,912	485,944	1,132,856
Long lived assets	188,726	133,937	322,663
2013
Operating revenues	$231,930	$188,003	$419,933
Direct operating costs	182,180	141,957	324,137
Segment profits	$49,750	$46,046	$95,796
Depreciation and amortization	$23,207	$31,631	$54,838
Capital expenditures	22,979	24,329	47,308
Total assets	584,271	483,771	1,068,042
Long lived assets	199,692	142,177	341,869
2012
Operating revenues	$202,670	$269,927	$472,597
Direct operating costs	158,302	196,383	354,685
Segment profits	$44,368	$73,544	$117,912
Depreciation and amortization	$22,902	$28,095	$50,997
Capital expenditures	28,494	83,454	111,948
Total assets	530,986	468,402	999,388
Long lived assets	200,296	148,146	348,442
	Year Ended December 31,
	2014	2013	2012
Reconciliation of the Forbes Group Operating Income (Loss) As Reported:
Segment profits	$108,225	$95,796	$117,912
General and administrative expense	36,428	30,186	33,382
Depreciation and amortization	54,959	54,838	50,997
Operating income	16,838	10,772	33,533
Other income and expenses, net	(28,219)	(28,184)	(27,955)
Income (loss) from continuing operations before taxes	$(11,381)	$(17,412)	$5,578

	December 31,
	2014	2013
Reconciliation of the Forbes Group Assets As Reported:
Total reportable segments	$1,132,856	$1,068,042
Elimination of internal transactions	(1,784,404)	(1,640,530)
Parent	1,135,161	1,073,046
Total assets	$483,613	$500,558

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
The value of the Series B Preferred Stock, for accounting purposes, is being accreted up to redemption value from the date of issuance to the earliest redemption date of the instrument using the effective interest rate method. If the Series B Preferred Stock had been redeemed as of December 31, 2014 , the redemption amount would have been approximately $14.6 million.

The primary terms of the Series B Preferred Stock is as follows:

Rank - The Series B Preferred Stock ranks senior in right of payment to the common stock and any class or series of capital stock that is junior to the Series B Preferred Stock, and pari passu with any series of the Company's preferred stock that is by its terms ranks pari passu in right of payment as to dividends and liquidation with the Series B Preferred Stock.

Conversion - The Series B Preferred Stock is convertible into the Company's common stock at an initial rate of nine common shares per share of Series B Preferred Stock (as adjusted for the Share Consolidation) (subject to further adjustment). If all such Series B Preferred Stock is converted, at the initial conversion rate, 5,292,531 shares of common stock will be issued to holders of the Series B Preferred Stock. Notwithstanding the foregoing, pursuant to Certificate of Designation, no holder of the Series B Preferred Stock is entitled to effect a conversion of Series B Preferred Stock if such conversion would result in the holder (and affiliates) beneficially owning 20% or more of the Company's common stock. Redeemable preferred stock (and, if ever, any other redeemable financial instrument we may enter into) is initially evaluated for possible classification as a liability or equity pursuant to ASC 480 "Distinguishing Liabilities from Equity". Redeemable preferred stock that does not, in its entirety, require liability classification is evaluated for embedded features that may require bifurcation and separate classification as derivative liabilities. In determining the appropriate accounting for the conversion feature for the Series B Preferred Stock, the Company determined that the conversion feature does not require bifurcation, and as a result is not considered a derivative under the provisions of ASC 815 - Derivatives and Hedging.

Dividends Rights - The Series B Preferred Stock is entitled to receive preferential dividends equal to five percent (5%) per annum of the original issue price per share, payable quarterly in February, May, August and November of each year. Such dividends may be paid by the Company in cash or in kind (in the form of additional shares of Series B Preferred Stock). In the event that the payment in cash or in kind of any such dividend would cause the Company to violate a covenant under its debt agreements, the obligation to pay, in cash or in kind, will be suspended until the earlier to occur of (i) and only to the extent any restrictions under the debt agreements lapse or are no longer applicable or (ii) February 16, 2015. During any such suspension period, the preferential dividends shall continue to accrue and accumulate. As shares of the Series B Preferred Stock are convertible into shares of our common stock, each dividend paid in kind will have a dilutive effect on our shares of common stock. Dividends for all quarterly periods in the years ended December 31, 2014, 2013, and 2012 have been paid in cash. The Company intends to pay all future dividends in cash.

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

Dividends
Preferred stock dividends are recorded at their fair value. If paid in cash, the amount paid represents fair value. If paid in kind, the fair value of the preferred stock dividends is determined using valuation techniques that include a component representing the intrinsic value of the dividends (which represents the fair value of the common stock into which the preferred stock could be converted) and an option component (which is determined using a Black-Scholes Option Pricing Model). Dividends and accretion for the years ended December 31, 2014, 2013, and 2012 were $0.8 million. The Company has paid the quarterly dividends through February 28, 2015.

16. Discontinued Operations
On January 12, 2012, the Company completed the sale of substantially all of its assets located in Mexico, as well as its equity interest in Forbes Energy Services México Servicios de Personal, S. de R.L. de C.V., for aggregate cash consideration of approximately $30.0 million (excluding amounts paid to cover certain Mexican taxes). The Company recognized a gain on disposal of approximately $2.9 million this transaction.
The following table presents the results of discontinued operations:

	2013	2012

Revenues	$—	$1,337
Expenses
Direct costs	—	2,882
General and administrative	534	2,408
Depreciation and amortization	—	—
Total expenses	534	5,290
Operating income (loss)	(534)	(3,953)
Interest income	—	—
Interest expense	(5)	(3)
Other income	—	2,964
Income (loss) before income taxes	(539)	(992)
Income tax expense (benefit)	(246)	(359)
Net income (loss)	$(293)	$(633)

17. Supplemental Financial Information Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands except for per share amounts)
2014:
Revenues	$109,911	$113,175	$114,466	$111,726
Operating income	5,421	4,896	4,902	1,619
Net loss from continuing operations	(1,293)	(1,493)	(1,543)	(3,992)
Preferred stock dividends	(194)	(194)	(194)	(194)
Loss from continuing operations attributable to common shares	(1,487)	(1,687)	(1,737)	(4,186)
Loss per share:
Basic and diluted	(0.07)	(0.08)	(0.08)	(0.19)
2013:
Revenues	$101,738	$103,682	$104,854	$109,660
Operating income (loss)	3,631	5,921	(1,523)	2,743
Net loss from continuing operations	(2,599)	(666)	(5,652)	(3,880)
Preferred stock dividends	(194)	(194)	(194)	(194)
Loss from continuing operations attributable to common shares	(2,793)	(860)	(5,846)	(4,074)
Loss per share:
Basic and diluted	(0.13)	(0.04)	(0.27)	(0.19)

Item 9.	Changes in or Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SECs rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2014, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures over financial reporting were effective at the reasonable assurance level.
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
Our management conducted an evaluation of the effectiveness of internal control over financial reporting based on the Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation of our internal control over financial reporting as of December 31, 2014, our chief executive officer and chief financial officer concluded that, as of such date, our internal control over financial reporting is effective.
Changes in Internal Control Over Financial Reporting
Other than changes and remediation measures described in this section, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fourth quarter of 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not Applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required under this item will be filed in a definitive proxy statement within 120 days after December 31, 2014 pursuant to General Instruction G(3) of Form 10-K.

Item 11.	Executive Compensation

The information required under this item will be filed in a definitive proxy statement within 120 days after December 31, 2014 pursuant to General Instruction G(3) of Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this item will be filed in a definitive proxy statement within 120 days after December 31, 2014 pursuant to General Instruction G(3) of Form 10-K.

Item 13.	Certain Relationships and Related Transaction, and Director Independence

The information required under this item will be filed in a definitive proxy statement within 120 days after December 31, 2014 pursuant to General Instruction G(3) of Form 10-K.

Item 14.	Principal Accounting Fees and Services

The information required under this item will be filed in a definitive proxy statement within 120 days after December 31, 2014 pursuant to General Instruction G(3) of Form 10-K.

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

3.2 —	Amended and Restated Bylaws of Forbes Energy Services Ltd. (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 8-A filed August 12, 2011).

3.3 —	Certificate of Correction to Certificate of Conversion (incorporated by reference to Exhibit 3.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.

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

4.3 —
Amended and Restated Certificate of Designation of the Series B Senior Convertible Preferred Shares (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed January 25, 2011).

4.4 —	Specimen Certificate for the Company’s common stock, $0.04 par value (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form 8-A filed August 12, 2011).

4.5 —	Specimen Global 9% Senior Note Due 2019 (incorporated by reference to Exhibit 4.15 to the Company’s Registration Statement on Form S-4/A filed October 6, 2011, Registration No. 333-176794-5).

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

10.19 —	2012 Incentive Compensation Plan of Forbes Energy Services Ltd. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on July 10, 2012).

10.20* —	Form of Restricted Stock Award Agreement for directors.

10.21 —	Form of Restricted Stock Award Agreement for consultants and employees (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012).

10.22 —	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012).

10.23 —	Annual Bonus Plan (incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012).

10.24 —	Form of Recoupment Clawback Exeutive Acknowledgement (incorporated by reference to Exhibit 10.1 of the Company's form 10-Q for the quarter ended March 31, 2014

10.25 —	Form of Texas Indemnification Agreement for directors, officers, and key employees.

21.1* —	Subsidiaries of Forbes Energy Services Ltd.

23.1* —	Consent of BDO USA, LLP.

31.1* —	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2* —	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1* —	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Number	Description of Exhibits

32.2* —	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101* —	Interactive Data Files
 ____________________

*	Filed herewith.

**
The schedules and other attachments to this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K and the registrant undertakes to furnish supplementally copies of any of the omitted schedules upon request by the Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Alice, the State of Texas, on March 27, 2015.

FORBES ENERGY SERVICES LTD.
By:	/S/ JOHN E. CRISP
John E. Crisp
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN E. CRISP (John E. Crisp)	Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)	March 27, 2015

/s/ L. MELVIN COOPER (L. Melvin Cooper)	Senior Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	March 27, 2015

/s/ CHARLES C. FORBES (Charles C. Forbes)	Director	March 27, 2015

/s/ DALE W. BOSSERT (Dale W. Bossert)	Director	March 27, 2015

/s/ TRAVIS H. BURRIS (Travis H. Burris)	Director	March 27, 2015

/s/ WILLIAM W. SHERRILL (William W. Sherrill)	Director	March 27, 2015

/s/ TED W. IZATT (Ted W. Izatt)	Director	March 27, 2015

EXHIBIT INDEX

Number	Description of Exhibits

2.1 —	Plan of Conversion of Forbes Energy Services Ltd. (incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form 8-A filed August 12, 2011).

2.2 —	Certificate of Conversion of Forbes Energy Services Ltd. (incorporated by reference to Exhibit 2.2 to the Company’s Registration Statement on Form 8-A filed August 12, 2011).

3.1 —
Certificate of Formation of Forbes Energy Services Ltd. (including the certificates of designation for the Company’s Series A Preferred Stock and Series B Preferred Stock attached as appendices thereto) (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 8-A filed August 12, 2011).

3.2 —	Amended and Restated Bylaws of Forbes Energy Services Ltd. (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 8-A filed August 12, 2011).

3.3 —	Certificate of Correction to Certificate of Conversion (incorporated by reference to Exhibit 3.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.

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

4.3 —
Amended and Restated Certificate of Designation of the Series B Senior Convertible Preferred Shares (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed January 25, 2011).

4.4 —	Specimen Certificate for the Company’s common stock, $0.04 par value (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form 8-A filed August 12, 2011).

4.5 —	Specimen Global 9% Senior Note Due 2019 (incorporated by reference to Exhibit 4.15 to the Company’s Registration Statement on Form S-4/A filed October 6, 2011, Registration No. 333-176794-5).

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

Number	Description of Exhibits

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

10.19 —	2012 Incentive Compensation Plan of Forbes Energy Services Ltd. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on July 10, 2012).

10.20* —	Form of Restricted Stock Award Agreement for directors

10.21 —	Form of Restricted Stock Award Agreement for consultants and employees (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012).

10.22 —	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012).

10.23 —	Annual Bonus Plan (incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012).

10.24 —	Form of Recoupment Clawback Executive Acknowledgement (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.

10.25 —	Form of Texas Indemnification Agreement for directors, officers and key employees.

21.1* —	Subsidiaries of Forbes Energy Services Ltd

23.1* —	Consent of BDO USA, LLP.

31.1* —	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2* —	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1* —	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2* —	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Number	Description of Exhibits

101* —	Interactive Data Files.
 ____________________

*	Filed herewith.

**
The schedules and other attachments to this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K and the registrant undertakes to furnish supplementally copies of any of the omitted schedules upon request by the Securities and Exchange Commission.