Form 10-Q
period 2015-03-31
Forbes Energy Services Ltd.
filed 2015-05-14
CIK 1434842

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________________________
Form 10-Q
__________________________________________________________
Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    ☐  Yes    ☒  No
Shares outstanding of each of the registrant’s classes of common stock as of May 11, 2015:

Class	Outstanding as of May 11, 2015
Common Stock, $.04 par value	21,985,925

FORBES ENERGY SERVICES LTD.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q and any oral statements made in connection with it include certain forward-looking statements within the meaning of the federal securities laws. You can generally identify forward-looking statements by the appearance in such a statement of words like “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project” or “should” or other comparable words or the negative of these words. When you consider our forward-looking statements, you should keep in mind the risk factors we describe and other cautionary statements we make in this Quarterly Report on Form 10-Q. Our forward-looking statements are only predictions based on expectations that we believe are reasonable. Our actual results could differ materially from those anticipated in, or implied by, these forward-looking statements as a result of known risks and uncertainties set forth below and elsewhere in this Quarterly Report on Form 10-Q. These factors include or relate to the following:

•	oil and natural gas commodity prices;

•	market response to global demands to curtail use of oil and natural gas;

•	spending by the oil and natural gas industry;

•	supply and demand for oilfield services and industry activity levels;

•	our ability to maintain stable pricing;

•	our level of indebtedness;

•	possible impairment of our long-lived assets;

•	our ability to maintain stable pricing;

•	potential for excess capacity;

•	competition;

•	substantial capital requirements;

•	significant operating and financial restrictions under our indenture and revolving credit facility;

•	technological obsolescence of operating equipment;

•	dependence on certain key employees;

•	concentration of customers;

•	substantial additional costs of compliance with reporting obligations, the Sarbanes-Oxley Act and indenture covenants;

•	seasonality of oilfield services activity;

•	collection of accounts receivable;

•	environmental and other governmental regulation, including potential climate change legislation;

•	the potential disruption of business activities caused by the physical effects, if any, of climate change;

•	risks inherent in our operations;

•	ability to fully integrate future acquisitions;

•	variation from projected operating and financial data;

•	variation from budgeted and projected capital expenditures;

•	volatility of global financial markets; and

•	the other factors discussed under “Risk Factors” beginning on page 10 of the Annual Report on Form 10-K for the year ended December 31, 2014.
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

PART I—FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements

Forbes Energy Services Ltd.
Condensed Consolidated Balance Sheets (unaudited)
(in thousands, except per share amounts)

	March 31, 2015	December 31, 2014
Assets
Current assets
Cash and cash equivalents	$54,278	$34,918
Accounts receivable - trade	62,351	83,644
Accounts receivable - related parties	60	342
Accounts receivable - other	460	455
Prepaid expenses and other	8,725	10,537
Total current assets	125,874	129,896
Property and equipment, net	312,754	322,663
Intangible assets, net	21,577	22,292
Deferred financing costs, net of accumulated amortization of $5.9 million and $5.5 million for 2015 and 2014, respectively	4,688	5,053
Restricted cash	452	1,381
Other assets	2,121	2,328
Total assets	$467,466	$483,613
Liabilities and Shareholders’ Equity
Current liabilities
Current portions of long-term debt	$8,887	$11,204
Accounts payable - trade	12,276	19,119
Accounts payable - related parties	115	186
Accrued dividends	61	61
Accrued interest payable	7,575	1,364
Accrued expenses	12,792	18,848
Total current liabilities	41,706	50,782
Long-term debt, net of current portion	286,293	286,687
Deferred tax liability	15,501	17,653
Total liabilities	343,500	355,122
Commitments and contingencies (Note 10)
Temporary equity
Series B senior convertible preferred shares	14,612	14,602
Shareholders’ equity
Common stock, $.04 par value, 112,500 shares authorized, 21,986 and 21,845 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	880	874
Additional paid-in capital	194,597	194,704
Accumulated deficit	(86,123)	(81,689)
Total shareholders’ equity	109,354	113,889
Total liabilities and shareholders’ equity	$467,466	$483,613
The accompanying notes are an integral part of these condensed consolidated financial statements.

Forbes Energy Services Ltd.
Condensed Consolidated Statements of Operations (unaudited)
(in thousands, except per share amounts)

	Three months ended March 31,
	2015	2014
Revenues
Well servicing	$51,186	$69,093
Fluid logistics	33,147	40,818
Total revenues	84,333	109,911
Expenses
Well servicing	36,374	52,403
Fluid logistics	24,160	30,361
General and administrative	9,280	8,475
Depreciation and amortization	14,163	13,251
Total expenses	83,977	104,490
Operating income	356	5,421
Other income
Interest income	5	2
Interest expense	(6,870)	(7,247)
Pre-tax loss	(6,509)	(1,824)
Income tax benefit	(2,075)	(531)
Net loss	(4,434)	(1,293)
Preferred stock dividends	(194)	(194)
Net loss attributable to common shareholders	$(4,628)	$(1,487)
Loss per share of common stock
Basic and diluted loss per share	$(0.21)	$(0.07)
Weighted average number of shares outstanding
Basic and diluted	21,927	21,593
The accompanying notes are an integral part of these condensed consolidated financial statements.

Forbes Energy Services Ltd.
Condensed Consolidated Statements of Changes in Shareholders’ Equity (unaudited)
(in thousands)

	Temporary Equity
	Preferred Shares		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance: December 31, 2014	588	$14,602	21,845	$874	$194,704	$(81,689)	$113,889
Share-based compensation	—	—	—	—	113	—	113
Net loss	—	—	—	—	—	(4,434)	(4,434)
Common shares issued under stock plan:
Issuance of restricted stock	—	—	141	6	(26)	—	(20)
Preferred shares dividends and accretion	—	10	—	—	(194)	—	(194)
Balance: March 31, 2015	588	$14,612	21,986	$880	$194,597	$(86,123)	$109,354
The accompanying notes are an integral part of these condensed consolidated financial statements.

Forbes Energy Services Ltd.
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Three months ended March 31
	2015	2014
Cash flows from operating activities:
Net loss	$(4,434)	$(1,293)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	13,448	12,536
Amortization expense	715	715
Share-based compensation	119	841
Deferred tax benefit	(2,151)	(731)
(Gain) on disposal of assets, net	(247)	—
Bad debt expense	421	57
Amortization of deferred financing cost	365	704
Changes in operating assets and liabilities:
Accounts receivable	20,867	(6,605)
Accounts receivable - related party	282	(59)
Prepaid expenses and other assets	126	2,107
Accounts payable - trade	(8,206)	(8,569)
Accounts payable - related party	(71)	(407)
Accrued expenses	(6,056)	61
Accrued interest payable	6,211	6,208
Net cash provided by operating activities	21,389	5,565
Cash flows from investing activities:
Proceeds from sale of property and equipment	700	—
Purchases of property and equipment	(2,025)	(5,959)
Change in restricted cash	929	—
Net cash used in investing activities	(396)	(5,959)
Cash flows from financing activities:
Payments of debt	(1,423)	(1,206)
Payment of tax withholding obligations related to restricted stock	(26)	(436)
Dividends paid on Series B Senior Convertible Preferred Shares	(184)	(184)
Net cash used in financing activities	(1,633)	(1,826)
Net increase (decrease) in cash and cash equivalents	19,360	(2,220)
Cash and cash equivalents:
Beginning of period	34,918	26,409
End of period	$54,278	$24,189
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

3. Basis of Presentation
Interim Financial Information
The unaudited condensed consolidated financial statements of the Forbes Group are prepared in conformity with accounting principles generally accepted in the United States of America, or “GAAP” for interim financial reporting. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Therefore, these condensed consolidated financial statements should be read along with the annual audited consolidated financial statements and notes thereto included in Forbes Group’s Annual Report on Form 10-K for the year ended December 31, 2014. In management’s opinion, all adjustments necessary for a fair statement are reflected in the interim periods presented. Interim results for the three months ended March 31, 2015 may not be indicative of results that will be realized for the full year ending December 31, 2015. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Recent Accounting Pronouncements

In January 2015, the FASB issued ASU 2015-01, “Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.” ASU 2015-01 eliminates from U.S. GAAP the concept of an extraordinary item. The Board released the new guidance as part of its simplification initiative, which is intended to “identify, evaluate, and improve areas of U.S. GAAP for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements.” The ASU is effective for annual periods beginning after December 15, 2015, and interim periods within those annual periods. The Company does not believe this pronouncement will have a material impact on its consolidated financial statements.
In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The ASU is effective for annual periods beginning after December 15, 2015, and interim periods within those annual periods. The Company is in the process of determining if this pronouncement will have a material impact on its consolidated financial statements.

4. Intangible Assets
Our major classes of intangible assets subject to amortization under Accounting Standards Codification 350, Intangibles - Goodwill and Other, consist of our customer relationships, trade names, safety training program and dispatch software. The Company expenses costs associated with extensions or renewals of intangible assets. There were no such extensions or renewals in the three months ended March 31, 2015 or March 31, 2014. Amortization expense is calculated using the straight-line method over the period indicated. Amortization expense for the three months ended March 31, 2015 and March 31, 2014 was $0.7 million. Estimated amortization expense for the years 2015 through 2017 is $2.9 million per year and in 2018 is $2.7 million. The weighted average amortization period remaining for intangible assets is 7.5 years.

The following sets forth the identified intangible assets by major asset class:

		As of March 31, 2015			As of December 31, 2014
	Useful Life (years)	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
		(in thousands)
Customer relationships	15	$31,896	$(15,416)	$16,480	$31,896	$(14,885)	$17,011
Trade names	15	8,050	(3,891)	4,159	8,050	(3,756)	4,294
Safety training program	15	1,182	(571)	611	1,182	(552)	630
Dispatch software	10	1,135	(823)	312	1,135	(795)	340
Other	10	58	(43)	15	58	(41)	17
		$42,321	$(20,744)	$21,577	$42,321	$(20,029)	$22,292

5. Share-Based Compensation

Incentive Compensation Plans

From time to time, the Company grants stock options, restricted stock units, or other awards to its employees, including executive officers, and directors. After taking into account the restricted stock units granted through March 31, 2015 (as discussed in the Restricted Stock Units paragraph below), there were 1,415,166 shares available for future grants under the 2012 Incentive Compensation Plan. There have been no stock option awards issued under the 2012 Plan.

Stock Options

The following table presents a summary of the Company’s stock option activity for the three months ended March 31, 2015.

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at December 31, 2014	1,148,625	$7.94	5.44	$—
Stock options:
Granted	—
Exercised	—
Forfeited	—	—		$—
Options outstanding at March 31, 2015	1,148,625	$7.94	5.19 years	$—
Vested and expected to vest at March 31, 2015	1,148,625	$7.94	5.19 years	$—
Exercisable at March 31, 2015	1,148,625	$7.94	5.19 years	$—
During the three months ended March 31, 2015, there were no expenses recorded for stock-based compensation related to stock options and as of March 31, 2014, the Company recorded $0.4 million for stock-based compensation expense related to stock options. There was no stock-based compensation cost capitalized for the three months ended March 31, 2015 or March 31, 2014. As of March 31, 2015, there was no unrecognized stock-based compensation cost for stock options.
Restricted Stock Units
    The following table presents a summary of restricted stock unit grant activity for the period ended March 31, 2015:

	Number of Units	Grant Date Average Fair Value Per Unit
Outstanding at December 31, 2014	637,495	$3.47
Granted	—	—
Vested	(253,867)	3.38
Forfeited	—
Nonvested at March 31, 2015	383,628	$3.53
In the three months ended March 31, 2015, participants utilized a net withholding exercise method, in which restricted stock units were surrendered to cover payroll withholding tax. The cumulative net shares issued to the participants were 140,349 out of 253,867 vested shares of restricted stock units. The total pretax cash outflow, as included in withholding tax payments in our condensed consolidated statements of cash flows, for this net withholding exercise for the three months ended March 31, 2015 and March 31, 2014 was less than $0.1 million and $0.4 million, respectively.
Stock compensation expense for the restricted stock units granted for the three months ended March 31, 2015 and March 31, 2014 was $0.1 million and $0.4 million, respectively. The remaining compensation expense of $0.8 million will be recognized over a weighted-average period of 1.88 years.

The following table summarizes the Company's stock-based compensation expense for equity awards and liability awards (in thousands):

	Three months ended March 31,
	2015	2014
Restricted stock unit expense	113	365
Stock option expense	—	448
Performance based liability award expense	6	28
Total stock-based compensation expense	119	841

6. Property and Equipment
Property and equipment consisted of the following:

	Estimated Life in Years	March 31, 2015	December 31, 2014
		(in thousands)
Well servicing equipment	3-15 years	$418,543	$417,561
Autos and trucks	5-10 years	124,983	124,338
Disposal wells	5-15 years	38,278	38,167
Building and improvements	5-30 years	14,423	14,423
Furniture and fixtures	3-15 years	6,301	6,157
Land		1,906	1,452
		604,434	602,098
Accumulated depreciation		(291,680)	(279,435)
		$312,754	$322,663
Depreciation expense was $13.4 million for the three months ended March 31, 2015 and $12.5 million for the three months ended March 31, 2014, respectively.

7. Long-Term Debt
Long-term debt at March 31, 2015 and December 31, 2014 consisted of the following:

	March 31, 2015	December 31, 2014
	(in thousands)
9% Senior Notes	$280,000	$280,000
Third party equipment notes and capital leases	11,352	12,170
Insurance notes	3,828	5,721
	295,180	297,891
Less: Current portion	(8,887)	(11,204)
	$286,293	$286,687
9% Senior Notes
On June 7, 2011, FES Ltd issued $280.0 million in principal amount of 9% Senior Notes due 2019 (the “9% Senior Notes”). The 9% Senior Notes mature on June 15, 2019, and require semi-annual interest payments, in arrears, at an annual rate of 9% on June 15 and December 15 of each year, until maturity. No principal payments are due until maturity.

The 9% Senior Notes are guaranteed by the current domestic subsidiaries (the “Guarantor Subs”) of FES Ltd, which include Forbes Energy Services LLC (“FES LLC”), C.C. Forbes, LLC (“CCF”), TX Energy Services, LLC (“TES”), Superior Tubing Testers, LLC (“STT”) and Forbes Energy International, LLC (“FEI LLC”). All of the Guarantor Subs are 100% owned and each guarantees the securities on a full and unconditional and joint and several basis, subject to customary release provisions which include: (i) the transfer, sale or other disposition (by merger or otherwise) of all or substantially all of the assets of the applicable Guarantor, or all of its capital stock; (ii) the proper designation of a Guarantor as an "Unrestricted Subsidiary"; (iii) the legal defeasance or satisfaction and discharge of the Indenture; and (iv) as may be provided in any intercreditor agreement entered into in connection with any current and future credit facilities, in each such case specified in clauses (i) through (iii) above in accordance with the requirements therefor set forth in the indenture governing the 9% Senior Notes (the "9% Senior Indenture"). The Forbes Group may, at its option, redeem all or part of the 9% Senior Notes from time to time at specified redemption prices and subject to certain conditions required by the 9% Senior Indenture. The Forbes Group is required to make an offer to purchase the notes and to repurchase any notes for which the offer is accepted at 101% of their principal amount, plus accrued and unpaid interest, if there is a change of control. The Forbes Group is required to make an offer to repurchase the notes and to repurchase any notes for which the offer is accepted at 100% of their principal amount, plus accrued and unpaid interest, following certain asset sales.
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

The Company is in compliance with the covenants in the indenture governing the 9% Senior Notes at March 31, 2015.

Revolving Credit Facility
On September 9, 2011, FES Ltd. and its current domestic subsidiaries entered into a loan and security agreement with certain lenders, and Regions Bank, as agent for the secured parties, or the Agent. This loan and security agreement was amended in December 2011, July 2012 and July 2013. The loan and security agreement initially provided for an asset based revolving credit facility with a maximum initial borrowing credit of $75.0 million, subject to borrowing base availability and other limitations. The third amendment increased the maximum borrowing credit to $90.0 million, subject to borrowing base availability, any reserves established by the facility agent in its discretion, compliance with a fixed charge coverage ratio covenant if availability under the facility falls below certain thresholds and, for borrowings above $75.0 million, compliance with the debt incurrence covenant in the 9% Senior Indenture that prohibits the incurrence of debt except for certain limited exceptions, including indebtedness incurred under the permitted credit facility debt basket to the greater of $75.0 million or 18% of our Consolidated Tangible Assets (as defined in the 9% Senior Indenture) reported for the last fiscal quarter for which financial statements are available. As of March 31, 2015, 18% of our Consolidated Tangible Assets was approximately $79.4 million. Under the loan and security agreement, our borrowing base at any time is equal to (i) 85% of eligible accounts, which are determined by Agent in its reasonable discretion, plus (ii) the lesser of 85% of the appraised value, subject to certain adjustments, of our well services equipment that has been properly pledged and appraised, is in good operating condition and is located in the United States, or 100% of the net book value of such equipment, minus (iii) any reserves established by the Agent in its reasonable discretion. As of March 31, 2015, the borrowing base was $90.0 million and borrowing availability was $71.8 million.
As amended, the loan and security agreement has a stated maturity of July 26, 2018. There was nothing drawn on this facility and $7.6 million in letters of credit outstanding against the facility at March 31, 2015.
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
The loan and security agreement contains customary covenants for an asset-based credit facility, which include (i) restrictions on certain mergers, consolidations and sales of assets; (ii) restrictions on the creation or existence of liens; (iii) restrictions on making certain investments; (iv) restrictions on the incurrence or existence of indebtedness; (v) restrictions on transactions with affiliates; (vi) requirements to deliver financial statements, report and notices to the Agent and (vii) a springing requirement to maintain a consolidated Fixed Charge Coverage Ratio (which is defined in the loan and security agreement) of 1.1:1.0 in the event that our excess availability under the credit facility falls below the greater of $10.8 million or 15.0% of our maximum credit under the facility for sixty consecutive days; provided that, the restrictions described in (i)-(v) above are subject to certain exceptions and permissions limited in scope and dollar value. The loan and security agreement also contains customary representations and warranties and event of default provisions. As of March 31, 2015, we are in compliance with all applicable covenants in the loan and security agreement.
Third Party Equipment Notes and Capital Leases
The Forbes Group financed the purchase of certain vehicles and equipment through commercial loans and capital leases with aggregate principal amounts outstanding as of March 31, 2015 and December 31, 2014 of approximately $11.4 million and $12.2 million, respectively. These loans are repayable in a range of 42 to 60 monthly installments with the maturity dates ranging from June 2015 to July 2018. Interest accrues at rates ranging from 3.1% to 8.4% and is payable monthly. The loans are collateralized by equipment purchased with the proceeds of such loans. The Forbes Group paid total principal payments of approximately $1.4 million for three months ended March 31, 2015 and approximately $1.2 million for the three months ended March 31, 2014.
Insurance Notes
During October of 2014, the Forbes Group entered into promissory notes for the payment of insurance premiums at an interest rate of 2.9% with an aggregate principal amount outstanding as of March 31, 2015 and December 31, 2014 of approximately $3.8 million and $5.7 million, respectively. The amount outstanding could be substantially offset by the cancellation of the related insurance coverage which is classified as prepaid insurance.

8. Fair Value of Financial Instruments
Fair value is defined as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.
The carrying amounts of cash and cash equivalents, accounts receivable-trade, accounts receivable-related parties, accounts receivable – other, accounts payable – trade, accounts payable – related parties, and insurance notes, approximate fair value because of the short maturity of these instruments. The fair values of third party notes and equipment notes approximate their carrying values, based on current market rates at which the company could borrow funds with similar maturities. (Level 2 in the fair value hierarchy.)

	March 31, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
9.0% Senior Notes	$280,000	$190,400	$280,000	$165,200

The fair value of our 9% Senior notes is a level one input within the fair value hierarchy and is based on the dealer quoted market prices at March 31, 2015 and December 31, 2014, respectively.

9. Related Party Transactions
The Forbes Group enters into transactions with related parties in the normal course of conducting business. The following tables represent related party transactions.

	As of
	March 31, 2015	December 31, 2014
	(in thousands)
Related parties cash and cash equivalents balances:
Balance at Texas Champion Bank (1)	$617	$1,040
Balance at Brush Country Bank (2)	363	644

Related parties receivable:
Dorsal Services, Inc. (3)	60	60
Wolverine Construction, Inc. (4)	—	282
	$60	$342

Related parties payable:
Alice Environmental Services, LP/Alice Environmental Holding LLC (5)	$78	$83
Dorsal Services, Inc. (3)	2	25
Tasco Tool Services, Inc. (6)	11	59
Texas Quality Gate Guard Services, LLC (7)	24	11
Texas Water Disposal, LLC (8)	—	8
	$115	$186

	Three months ended March 31
	2015	2014
	(in thousands)
Related parties capital expenditures:
Alice Environmental West Texas, LLC (9)	455	$—
	$455	$—
Related parties revenue activity:
Alice Environmental Services, LP/Alice Environmental Holding LLC (4)	—	1
Dorsal Services, Inc. (3)	—	2
Wolverine Construction, Inc. (4)	—	59
Texas Water Disposal LLC (8)	—	57
	$—	$119

Related parties expense activity:
Alice Environmental Services, LP/Alice Environmental Holding LLC (5)	576	622
Dorsal Services, Inc. (3)	25	193
Tasco Tool Services, Inc. (6)	67	70
FCJ Management, LLC (10)	9	9
JITSU Services, LLC (11)	—	61
Texas Quality Gate Guard Services, LLC (7)	53	—
Animas Holdings, LLC (12)	76	89
CJW Group, LLC (13)	9	—
	$815	$1,044

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
(4)Wolverine Construction, Inc., or Wolverine, is an entity that was owned by two sons and a brother of Mr. Crisp, an executive officer and director of FES Ltd., and a son of Mr. Forbes, an executive officer and director of FES Ltd. Wolverine provided construction and site preparation services to certain customers of the Company. The interests in Wolverine were sold in 2014.
(5)Messrs. John E. Crisp and Charles C. Forbes, Jr., executive officers and directors of FES Ltd., are also owners and managers of Alice Environmental Holdings, LLC, or AEH, and indirect owners and managers of Alice Environmental Services, LP, or AES. The Company leases or rents land and buildings, disposal wells, aircraft, and other equipment from AES.
(6)Tasco Tool Services, Inc. is a down-hole tool company that is partially owned and managed by a company that is owned by Mr. Forbes, both an executive officer and director of FES Ltd., along with Robert Jenkins a manager of one of the subsidiaries of FES Ltd. Tasco rents and sells tools to the Company from time to time.
(7)Texas Quality Gate Guard Services, LLC, or Texas Quality Gate Guard Services, is an entity owned by Messrs. Crisp and Forbes and a son of Mr. Crisp, an executive officer and director of FES Ltd. Texas Quality Gate Guard Services has provided security services to the Company.
(8) Texas Water Disposal, LLC. is partially owned by a brother of Mr. Crisp, an executive officer and director of FES Ltd. Texas Water Disposal is a company that owns a salt water disposal well that is used by the Company.
(9) Alice Environmental West Texas, LLC, or AEWT, is an entity owned by Messrs. Crisp and Forbes, executive officers and directors of FES Ltd. The Company purchased land previously leased for a new well service location from AEWT.
(10) FCJ Management, LLC or FCJ, is an entity that leases land and facilities to the Company and is owned by Messrs. Crisp and Forbes, and Robert Jenkins, a manager of one of the subsidiaries of FES Ltd.
(11)JITSU Services, LLC, or JITSU, is a financial leasing company owned by Janet Forbes and Mr. Crisp, an executive officer and director of FES Ltd. The Company previously leased ten vacuum trucks from JITSU.
(12)Animas Holdings, LLC, or Animas, is a property and disposal company that is owned by the two sons of Mr. Crisp and three children of Mr. Forbes and Ms. Forbes. Messrs. Crisp and Forbes are executive officers and directors of FES Ltd. and Ms. Forbes served as a director of FES Ltd. until June 11, 2014. The Company pays Animas for waste water disposal and lease facilities.
(13) CJW Group, LLC is an entity that leases facilities to the Company and is partially owned by Messrs. Crisp and Forbes, executive officers and directors of FES Ltd.

10. Commitments and Contingencies

Concentrations of Credit Risk
FDIC insurance coverage is currently $250,000 per depositor at each financial institution, and our non-interest bearing cash balances typically exceed federally insured limits. The Company restricts investment of temporary cash investments to financial institutions with high credit standings. The Company's customer base consists primarily of multi-national and independent oil and natural gas producers. The Company does not require collateral on its trade receivables. For the three months ended March 31, 2015 the Company's largest customer, five largest customers, and ten largest customers constituted 16.9%, 46.9%, and 62.8% of consolidated revenues, respectively. The loss of any one of our top five customers would have a materially adverse effect on the revenues and profits of the Company. Further, our trade accounts receivable are from companies within the oil and natural gas industry and as such the Company is exposed to normal industry credit risks. As of March 31, 2015, the Company's largest customer, five largest customers, and ten largest customers constituted 12.5%, 41.0%, and 56.6% of accounts receivable, respectively. The Company continually evaluates its reserves for potential credit losses and establishes reserves for such losses.
Self-Insurance

The Company is self-insured under its Employee Group Medical Plan for the first $0.3 million per individual. The Company is also self-insured for the first $0.5 million and $1.0 million under its insurance policies for auto liability and general liability, respectively. The Company has accrued a liability of approximately $5.9 million and $5.8 million as of March 31, 2015 and December 31, 2014, respectively, for insurance claims as of such dates that it then anticipated paying in the future related to incidents that occurred during the two calendar periods ended on such dates. In addition to accruals for the self-insured portion of the Employee Group Medical Benefits Plan, the liability for incurred but not received claims also includes estimated “run off” liabilities payable at future dates related to the worker’s compensation, general liability and automobile liability self-insurance program that was eliminated in October 2009.

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

11. Supplemental Cash Flow Information

	Three months ended March 31
	2015	2014
	(in thousands)
Cash paid for
Interest	$294	$338
Supplemental schedule of non-cash investing and financing activities
Changes in accounts payable related to capital expenditures	$(1,363)	$(73)
Capital leases on equipment	605	257
Preferred stock dividends and accretion costs	10	10

12. Earnings per Share
Basic earnings (loss) per share (“EPS”) is computed by dividing net income (loss) available to common shareholders by the weighted average common stock outstanding during the period. Diluted earnings (loss) per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock, such as options and convertible preferred stock, were exercised and converted into common stock. Potential common stock equivalents that have been issued by the Forbes Group relate to outstanding stock options and unvested restricted stock units which are determined using the treasury stock method, and the Series B Senior Convertible Preferred Stock (the "Series B Preferred Stock"), which are determined using the "if-converted" method. In applying the if-converted method, conversion is not assumed for purposes of computing diluted EPS if the effect would be antidilutive. As of March 31, 2015 and March 31, 2014, there were 1,148,625 and 1,845,175 options to purchase common stock outstanding, respectively and 588,059 Series B Senior Convertible Preferred Stock. The preferred stock is convertible at a rate of nine shares of common stock to one share of Series B Preferred Stock.
The Series B Preferred Stock are participating securities as they participate in undistributed earnings with common stock, whether that participation is conditioned upon the occurrence of a specified event or not. A participating security is included in the computation of basic EPS using the two-class method. Under the two-class method, basic EPS for the Company’s common stock is computed by dividing net income applicable to common shares by the weighted-average common stock outstanding during the period. Under the certificate of designation for our Series B Preferred Stock (the “Series B Certificate of Designation”), if at any time the Company declares a dividend in cash which is greater in value than five percent on a cumulative basis over the previous twelve month period of the then current “Common Share Fair Market Value,” as that term is defined in the Series B Certificate of Designation, the Series B Preferred Stock will be entitled to receive a dividend payable in cash equal to the amount in excess of five percent of the then Common Share Fair Market Value per common share they would have received if all outstanding Series B Preferred Stock had been converted into common shares. There were no earnings allocated to the Series B Preferred Stock for the quarters ended March 31, 2015 and 2014 since there was a net loss for those periods and earnings for the quarter were not in excess of amounts prescribed by the Series B Certificate of Designation for our Series B Preferred Stock. Diluted EPS for the Company’s common stock is computed using the more dilutive of the two-class method or the if-converted method. The following table sets forth the reconciliation of weighted average shares outstanding and diluted weighted average shares outstanding:

	Three months ended March 31,
	2015	2014
	(in thousands)
Weighted average shares outstanding	21,927	21,593
Dilutive effect of stock options and restricted stock	—	—
Dilutive effect of preferred stock	—	—
Diluted weighted average shares outstanding	21,927	21,593

There were 1,148,625 stock options, 383,628 units of unvested restricted stock, and 5,292,531 shares of common stock equivalents underlying the Series B Preferred Stock outstanding as of March 31, 2015 that were not included in the calculation of diluted EPS for the three months ended March 31, 2015 because their effect would have been antidilutive. There were 1,398,625 stock options, 739,380 units of unvested restricted stock, and 5,292,531 shares of common stock equivalents underlying the Series B Preferred Stock outstanding as of March 31, 2014 that were not included in the calculation of diluted EPS for the three months ending March 31, 2014 because their effect would have been antidilutive.
The following table sets forth the computation of basic and diluted loss per share:

	Three months ended March 31,
	2015	2014
	(in thousands, except per share amounts)
Basic and diluted:
Net loss	$(4,434)	$(1,293)
Preferred stock dividends and accretion	(194)	(194)
Net loss attributable to common shareholders	$(4,628)	$(1,487)
Weighted-average common shares	21,927	21,593
Basic and diluted net loss per share	$(0.21)	$(0.07)

13. Income Taxes
The Company’s tax benefit from application of the effective tax rate for the three months ended March 31, 2015 was estimated to be 31.9% based on pre-tax loss of $6.5 million. For the three months ended March 31, 2014, the Company's effective tax rate was a benefit of 29.1%. The difference between the effective rate and 35.0% statutory rate is mainly due to Texas Margins Tax and non-deductible expenses.
The Texas Margins Tax is a tax equal to one percent of Texas-sourced revenue reduced by the greater of (a) cost of goods sold (as defined by Texas law), (b) compensation (as defined by Texas law) or (c) thirty percent of the Texas-sourced revenue. The Forbes Group accounts for the revised Texas Franchise tax in accordance with Accounting Standards Codification 740, as the tax is derived from a taxable base that consists of income less deductible expenses. As of March 31, 2015, the annual Texas Margins Tax expense is estimated to be approximately $0.1 million for fiscal year 2015.

14. Business Segment Information
The Forbes Group has determined that it has two reportable segments organized based on its products and services—well servicing and fluid logistics. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

Well Servicing
At March 31, 2015, our well servicing segment utilized our fleet of 171 owned well servicing rigs, which was comprised of 159 workover rigs and 12 swabbing rigs, as well as nine tubing testing units, six coiled tubing spreads, four electromagnetic scan trucks and related assets and equipment. These assets are used to provide (i) well maintenance, including remedial repairs and removal and replacement of downhole production equipment, (ii) well workovers, including significant downhole repairs, re-completions and re-perforations, (iii) completion and swabbing activities, (iv) plugging and abandonment services, and (v) pressure testing of oil and natural gas production tubing and scanning tubing for pitting and wall thickness using tubing testing units.

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

The following tables set forth certain financial information with respect to the Company’s reportable segments for the three months ended March 31, 2015 and March 31, 2014:

	Three months ended March 31,
	Well Servicing	Fluid Logistics	Consolidated
2015	(in thousands)
Operating revenues	$51,186	$33,147	$84,333
Direct operating costs	36,374	24,160	60,534
Segment profits	$14,812	$8,987	$23,799
Depreciation and amortization	$6,541	$7,622	$14,163
Capital expenditures	3,304	689	3,993
Total assets	650,747	482,113	1,132,860
Long lived assets	185,439	127,315	312,754
2014
Operating revenues	$69,093	$40,818	$109,911
Direct operating costs	52,403	30,361	82,764
Segment profits	$16,690	$10,457	$27,147
Depreciation and amortization	$5,885	$7,366	$13,251
Capital expenditures	2,345	3,798	6,143
Total assets	593,238	482,198	1,075,436
Long lived assets	196,151	139,325	335,476

	Three months ended March 31,
	2015	2014
Reconciliation of the Forbes Group Operating Income (Loss) As Reported:	(in thousands)
Segment profits	$23,799	$27,147
General and administrative expense	9,280	8,475
Depreciation and amortization	14,163	13,251
Operating income	356	5,421
Other income and expenses, net	(6,865)	(7,245)
Pre-tax loss	$(6,509)	$(1,824)

	March 31, 2015	December 31, 2014
Reconciliation of the Forbes Group Assets As Reported:	(in thousands)
Total reportable segments	$1,132,860	$1,132,856
Elimination of internal transactions	(1,808,565)	(1,784,404)
Parent	1,143,171	1,135,161
Total assets	$467,466	$483,613

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
The value of the Series B Preferred Stock, for accounting purposes, is being accreted up to redemption value from the date of issuance to the earliest redemption date of the instrument using the effective interest rate method. If the Series B Preferred Stock had been redeemed as of March 31, 2015 and December 31, 2014, the redemption amount applicable at each date would have been approximately $14.6 million.

Dividends
The Series B Preferred Stock is entitled to receive preferential dividends equal to five percent (5.0%) per annum of the original issue price per share, payable quarterly in February, May, August and November of each year. Such dividends may be paid by the Company in cash or in kind (in the form of additional shares of Series B Preferred Stock). As shares of the Series B Preferred Stock are convertible into shares of our common stock, any dividend paid in kind would have a dilutive effect on our shares of common stock.
Preferred stock dividends are recorded at their fair value. If paid in cash, the amount paid represents fair value. If paid in kind, the fair value of the preferred stock dividends would be determined using valuation techniques that include a component representing the intrinsic value of the dividends (which represents the fair value of the common stock into which the preferred stock could be converted) and an option component (which is determined using a Black-Scholes Option Pricing Model). Dividends and accretion for the three months ended March 31, 2015 and March 31, 2014 was $0.2 million in each period. The Company has paid in cash all required quarterly dividends on the Series B Preferred Stock through March 31, 2015.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with the audited consolidated financial statements for the year ended December 31, 2014 included in our Annual Report on Form 10-K. Any forward-looking statements made by or on our behalf are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Readers are cautioned that such forward-looking statements involve risks and uncertainties in that the actual results may differ materially from those projected in the forward-looking statements. Important factors that could cause actual results to differ include risks set forth in the Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2014.
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
We currently provide a wide range of services to a diverse group of companies. Through the three months ended March 31, 2015, we provided services to over 500 companies. Our blue-chip customer base includes Anadarko Petroleum Corporation, Chesapeake Energy Corporation, ConocoPhillips Company, and Shell Oil Company, among others. John E. Crisp, Charles C. Forbes, Jr. and our senior management team, have cultivated deep and ongoing relationships with these customers during their average of over 38 years of experience in the oilfield services industry. For the three months ended March 31, 2015, we generated consolidated revenues of approximately $84.3 million.
We currently conduct our operations through the following two business segments:

•
Well Servicing. Our well servicing segment comprised 60.7% of consolidated revenues for the three months ended March 31, 2015. At March 31, 2015, our well servicing segment utilized our modern fleet of 171 well servicing rigs, which was comprised of 159 workover rigs and 12 swabbing rigs, as well as six coiled tubing spreads, nine tubing testing units, four electromagnetic scan units, and related assets and equipment. These assets are used to provide (i) well maintenance, including remedial repairs and removal and replacement of downhole production equipment, (ii) well workovers, including significant downhole repairs, re-completions and re-perforations, (iii) completion and swabbing activities, (iv) plugging and abandonment services, and (v) pressure testing of oil and natural gas production tubing and scanning tubing for pitting and wall thickness using tubing testing units.

•
Fluid Logistics. Our fluid logistics segment comprised 39.3% of consolidated revenues for the three months ended March 31, 2015. Our fluid logistics segment utilized our fleet of owned or leased fluid transport trucks and related assets, including specialized vacuum, high-pressure pump and tank trucks, hot oil trucks, frac tanks, fluid mixing tanks, salt water disposal wells and facilities, and related equipment. These assets are used to provide, transport, store, and dispose of a variety of drilling and produced fluids used in, and generated by, oil and natural gas production. These services are required in most workover and completion projects and are routinely used in daily operations of producing wells.

We believe that our two business segments are complementary and create synergies in terms of selling opportunities. Our multiple lines of service are designed to capitalize on our existing customer base to grow it within existing markets, generate more business from existing customers, and increase our operating performance. By offering our customers the ability to reduce the number of vendors they use, we believe that we help improve our customers’ efficiency. This is demonstrated by the fact that 77.9% of our revenues for the three months ended March 31, 2015 were from customers that utilized services of both of our business segments. Further, by having multiple service offerings that span the life cycle of the well, we believe that we have a competitive advantage over smaller competitors offering more limited services.

Factors Affecting Results of Operations

Oil and Natural Gas Prices

Demand for well servicing and fluid logistics services is generally a function of the willingness of oil and natural gas companies to make operating and capital expenditures to explore for, develop and produce oil and natural gas, which in turn is affected by current and anticipated levels of oil and natural gas prices. Exploration and production spending is generally categorized as either operating expenditures or capital expenditures. Activities by oil and natural gas companies designed to add oil and natural gas reserves are classified as capital expenditures, and those associated with maintaining or accelerating production, such as workover and fluid logistics services, are categorized as operating expenditures. Operating expenditures are typically more stable than capital expenditures and are less sensitive to oil and natural gas price volatility. In contrast, capital expenditures by oil and natural gas companies for drilling are more directly influenced by current and expected oil and natural gas prices and generally reflect the volatility of commodity prices including the precipitous decline in oil prices in late 2014 and early 2015.

Workover Rig Rates

Our well servicing segment revenues are dependent on the prevailing market rates for workover rigs. Rates dropped slightly in the first quarter of 2015 while utilization dropped more significantly by 26.4%. This drop in utilization is due to our customers lower expenditures due to the current oil and gas market.

Fluid Logistics Rates

Our fluid logistics segment revenues are dependent on the prevailing market rates for fluid transport trucks and the related assets, including specialized vacuum, high-pressure pump and tank trucks, hot oil trucks, frac tanks, fluid mixing tanks and salt water disposal wells. Pricing and utilization decreased through 2014 and continued to decrease through the first quarter of 2015. We believe that pricing and utilization have decreased, in part, due to excess capacity in the market which created downward pressure on rates and as a result of decreased activity by our customers.

Operating Expenses
During the first quarter of 2015, operating expenses have decreased at a slightly higher rate than the reduction in revenues in both the well servicing and fluid logistics segments due to reductions in headcount, along with mandated cost reduction measures. Future earnings and cash flows will be dependent on our ability to manage our overall cost structure as well as continued efforts to maintain or increase rates to customers and reduce costs with outside vendors.

Equipment rental and lease costs continue to be a significant component of our operating expenses. During the first quarter of 2015, we did not enter into any additional operating leases. However, we expect that we will continue to meet certain equipment needs through rental or leasing arrangements.

Capital Expenditures

During the first quarter of 2015, we received swabbing rigs, fluid mixing tanks, and other well servicing equipment and incurred the associated costs of placing this equipment in service. In addition, two swabbing rigs should be received in the second quarter.

Results of Operations

The following discussion, as well as the discussion found under "Liquidity and Capital Resources" compares our consolidated financial information for the three months ended March 31, 2015 to the three months ended March 31, 2014.
Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014
The following table compares our operating results for the three months ended March 31, 2015 and 2014 (in thousands, except percentages). Operating expenses exclude general and administrative expenses, depreciation, and amortization.

	Revenue		Operating Expenses, excluding depreciation and amortization
	2015	2014	2015	% of revenues	2014	% of revenue	Change	% Change
Well Servicing	$51,186	$69,093	$36,374	71.1%	$52,403	75.8%	$(16,029)	(30.6)%
Fluid Logistics	33,147	40,818	24,160	72.9%	30,361	74.4%	(6,201)	(20.4)%
Total	$84,333	$109,911	$60,534	71.8%	$82,764	75.3%	$(22,230)	(26.9)%
The following table compares segment profits for the three months ended March 31, 2015 and 2014 (in thousands, except percentages).

	2015		2014
	Amount	Gross margin % (1)	Amount	Gross margin % (1)
Well servicing	$14,812	28.9%	$16,690	24.2%
Fluid logistics	8,987	27.1%	10,457	25.6%
Total	$23,799	28.2%	$27,147	24.7%
(1) Excluding depreciation and amortization
Consolidated Revenues. The decrease in consolidated revenues is a result of decreased activity in the well servicing and fluid logistics segments in the first quarter of 2015 as compared to the same period in 2014 due to the current decrease in spending by our customers during this period of low oil and gas prices.
Well Servicing. Revenues from the well servicing segment decreased due to decreased rig hours and pricing. We utilized 171 and 168 well service rigs as of March 31, 2015 and March 31, 2014, respectively, and utilized six and five coiled tubing spreads as of March 31, 2015 and March 31, 2014, respectively.
Fluid Logistics. Revenues from the fluid logistics segment decreased due to a decrease in trucking hours and rates for the three months ended March 31, 2015 when compared to the same period ending March 31, 2014. Billable trucking hours decreased during the three months ended March 31, 2015 approximately 5.0% when compared to the three months ended March 31, 2014. Utilization and rate decreases resulted, in part, from excess equipment in our markets and lower rental rates. Skim oil revenues declined with lower activity and skim oil sales prices. Our principal fluid logistics assets at March 31, 2015 and March 31, 2014 were as follows:

	March 31
	2015	2014
Fluid logistics segment:
Vacuum trucks (1)	451	480
Other heavy trucks (1)	136	132
Frac tanks	3,221	3,271
Salt water disposal wells (2)	23	24

(1) At March 31, 2015, 159 vacuum trucks and 21 other heavy trucks, included in the above equipment counts were leased.
(2) At March 31, 2015, 17 salt water disposal wells, included in the above well count, were subject to ground leases or other operating arrangements to third parties. One of these wells is currently permitted and drilled, but has not been completed.

Consolidated Operating Expenses. The decrease in direct operating expenses for the three months ended March 31, 2015 as compared to the same period in the prior year was attributable to lower operating hours related to the industry down-turn. Improvements in consolidated operating expenses as a percentage of revenues resulted from a reduction in head count, wage rate reductions, control of over-time hours, close monitoring of billable hours, lower price of fuel, and more aggressive cost management in areas such repairs and maintenance, travel, and meals and entertainment. In addition, we requested price reductions from the majority of our vendors. Most vendors granted reductions, at some level.
Well Servicing. The well servicing segment direct operating expenses decreased 4.7% as a percentage of revenue for the three months ending March 31, 2015 compared to the three months ending March 31, 2014.  This reduction resulted for the reasons stated above under Consolidated Operating Expenses. Specifically, headcount in this segment had decreased by 239 from our high of 1,074 in October, 2014 to 835 as of March 31, 2015.
Fluid Logistics. Direct operating costs for the fluid logistics segment decreased 1.5% as a percentage of revenue for the three months ending March 31, 2015 compared to the same period in 2014. This reduction resulted for the reasons stated above under Consolidated Operating Expenses. Specifically, headcount had decreased in this segment by 248 from our high of 1,000 in October, 2014 to 752 as of March 31, 2015.
General and Administrative Expenses. General and administrative expenses increased by approximately $0.8 million, to $9.2 million for the three months ended March 31, 2015 as compared to the same period in 2014. General and administrative expense as a percentage of revenues was 11.0% and 7.7% for the three months ended March 31, 2015 and March 31, 2014, respectively. The primary reasons for the increase were increased wages, higher insurance expense, and an increase in legal and other professional fees.
Depreciation and Amortization. Depreciation and amortization expenses increased by $0.9 million, or 6.9%, to $14.1 million for the three months ended March 31, 2015 as compared to the same period in 2014. The additional depreciation expense resulted from equipment purchased in 2014.
Interest and Other Expenses. Interest and other expenses decreased approximately $0.4 million for the three months ended March 31, 2015 as compared to the same period in the prior year.
Income Taxes. We recognized an income tax benefit of $2.1 million and $0.5 million for the three months ended March 31, 2015 and March 31, 2014, respectively. Our effective tax rate for the three months ended March 31, 2015 is 31.9% compared to 29.1% for the same period in the prior year.

Liquidity and Capital Resources
Overview
During the last twenty-four months, we have funded our operations, including capital expenditures through our cash flow from operations, except for light duty trucks that were leased. Prior to this time, we had historically funded our operations, including capital expenditures with bank borrowings, vendor financings, cash flow from operations, the issuance of senior notes and the proceeds from our public and private equity offerings.
As of March 31, 2015, we had $54.3 million in cash and cash equivalents, $295.2 million in contractual debt and capital leases and $0.3 million of accounts payable related to equipment. Also, as of March 31, 2015, we had 588,059 outstanding shares of Series B Senior Convertible Preferred Stock, which is reflected in the balance sheet as temporary equity in an amount of $14.6 million. During periods when the Company's common stock maintains a five day volume weighted average trading price above $3.33 per share, the Series B Preferred Stock is redeemable, in whole or in part, at the Company's option for a price of $25 per share, plus accrued and unpaid dividends. Nevertheless, if the Company elects to redeem the Series B Preferred Stock, the holders thereof would have the opportunity prior to redemption to convert each share of the Series B Preferred Stock into nine shares of common stock. In May 2017, the Company is required to redeem the Series B Preferred Stock at 95% of the fair market value of the common stock as determined in accordance with the certificate of designation of the Series B Preferred Stock.
The $295.2 million in contractual debt was comprised of $280.0 million in senior notes and $15.2 million in notes and/or capital leases on equipment and insurance notes. Of our total debt, $286.3 million of the outstanding contractual debt was classified as long-term debt and $8.9 million was short-term debt outstanding or the current portion of long-term debt. In addition, we have $0.3 million of non interest bearing short-term equipment vendor financings for well servicing rigs and other equipment included in accounts payable. The $15.2 million in equipment and insurance notes consisted of $11.4 million in equipment notes and $3.8 million in insurance notes related to our general liability, workers compensation, and other insurances. We incurred $4.0 million for capital equipment acquisitions during the three months ended March 31, 2015, compared to $6.1 million for the three months ended March 31, 2014.
On September 9, 2011, we entered into a loan and security agreement with certain lenders and Regions Bank, as agent for the secured parties, or the Agent. This loan and security agreement was amended, in December 2011, July 2012 and July 2013. The loan and security agreement initially provided for an asset based revolving credit facility with a maximum initial credit of $75 million, subject to borrowing base availability, and other limitations. The third amendment increased the maximum borrowing credit to $90.0 million, subject to borrowing base availability, any reserves established by the facility agent in its discretion, compliance with a fixed coverage charge ratio covenant if availability under the facility falls below certain thresholds and, for borrowings above $75.0 million, compliance with the debt incurrence covenant in the indenture governing the 9% Senior Notes this indenture covenant prohibits the incurrence of debt except for certain limited exceptions, including indebtedness incurred under the permitted credit facility debt basket to the greater of $75.0 million or 18% of our Consolidated Tangible Assets (as defined in the indenture governing the 9% Senior Notes) reported for the last fiscal quarter for which financial statements are available. Under the indenture governing the 9% Senior Notes, Consolidated Tangible Assets is defined as our total assets, determined on a consolidated basis in accordance with GAAP, excluding unamortized debt discount and expenses and other unamortized deferred charges, to the extent such items are non-cash expenses or charges, goodwill, patents, trademarks, service marks, trade names, copyrights and other items properly classified as intangibles in accordance with GAAP. As of March 31, 2015, 18% of our Consolidated Tangible Assets was approximately $79.4 million. Under the loan and security agreement, our borrowing base at any time is equal to (i) 85% of eligible accounts, which are determined by Agent in its reasonable discretion, plus (ii) the lesser of 85% of the appraised value, subject to certain adjustments, of our well servicing equipment that has been properly pledged and appraised, is in good operating condition and is located in the United States, or 100% of the net book value of such equipment, minus(iii) any reserves established by the Agent in its reasonable discretion. As of March 31, 2015, borrowing base was $90 million and borrowing availability was $71.8 million. As amended, the loan and security agreement has a stated maturity of July 26, 2018.
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

As of March 31, 2015, there were no amounts drawn and $7.6 million in outstanding letters of credit outstanding against the facility.

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

Cash Flows from Operating Activities

Net cash provided by operating activities totaled $21.4 million for the three months ended March 31, 2015, compared to $5.6 million for the three months ended March 31, 2014. The increase in cash provided by operating activities of $15.8 million for the three months ending March 31, 2015 was primarily due to various changes in working capital in the normal course of business primarily related to accounts receivable and accounts payable.

Cash Flows from Investing Activities

Cash flows used in investing activities was $0.4 million for the three months ending March 31, 2015 compared to $6.0 million for the same period in 2014. The change was primarily related to a reduction in the purchase of property and equipment which decreased from $6.0 million for the three months ended March 31, 2014 compared to $2.0 million for the current period.
Capital expenditures for the first quarter of 2015 were comprised of additions to our fluid logistics segment of approximately $0.7 million and additions to our well servicing segment of approximately $3.3 million. Additions to the fluid logistics segment were primarily specialized frac tanks. Additions to the well servicing segment included swab rigs, vehicles, and other ancillary equipment. In addition, we have two additional swab rigs on order that we expect will be delivered during the second quarter of 2015 and we have certain operating leases that mature in 2015. We anticipate purchasing the equipment we were formerly leasing. We have an option of purchasing the equipment for cash or we believe we may be able to finance the purchase price through installment notes with the lessors, although there can be no assurance such financing will be available on terms acceptable by the Company. We estimate the purchase price for leased equipment we will purchase through the remainder of 2015 will be approximately $4.1 million.
Cash Flows from Financing Activities

Cash flows used in financing activities was $1.6 million compared to $1.8 million for the three months ended March 31, 2015 and March 31, 2014, respectively, a difference of approximately $0.2 million. The primary reason for this decrease was due to lower payment of tax withholding obligations related to restricted stock during the first quarter of 2015.

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

Contractual Obligations and Financing

In May 2017, the Company is required to redeem any of its shares of Series B Preferred Stock then outstanding. Such mandatory redemption may, at the Company’s election, be paid in cash or common stock (valued for such purpose at 95% of the then fair market value of the common stock). As of March 31, 2015, we had 588,059 shares of Series B Preferred Stock outstanding.

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

There have been no material changes to the market risk disclosures set forth in Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2015, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures over financial reporting were effective.

Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13-a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

There are no pending material legal proceedings, and the Forbes Group is not aware of any material threatened legal proceedings, to which the Forbes Group is a party or to which its property is subject.

Item 1A.	Risk Factors

There were no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

FORBES ENERGY SERVICES LTD.

May 14, 2015	By:	/s/ JOHN E. CRISP
John E. Crisp Chairman, Chief Executive Officer and President (Principal Executive Officer)

May 14, 2015	By:	/S/ L. MELVIN COOPER
L. Melvin Cooper Senior Vice President, Chief Financial Officer and Assistant Secretary (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Number		Description of Exhibits
2.1	—
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