Form 10-Q
period 2015-06-30
Forbes Energy Services Ltd.
filed 2015-08-12
CIK 1434842

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________________________
Form 10-Q
__________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    ☐  Yes    ☒  No
Shares outstanding of each of the registrant’s classes of common stock as of August 5, 2015:

Class	Outstanding as of August 5, 2015
Common Stock, $.04 par value	22,157,435

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

PART I—FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements

Forbes Energy Services Ltd.
Condensed Consolidated Balance Sheets (unaudited)
(in thousands, except per share amounts)

	June 30, 2015	December 31, 2014
Assets
Current assets
Cash and cash equivalents	$75,179	$34,918
Accounts receivable - trade, net	43,891	83,644
Accounts receivable - related parties	60	342
Accounts receivable - other	877	455
Prepaid expenses and other	6,973	10,537
Total current assets	126,980	129,896
Property and equipment, net	300,910	322,663
Intangible assets, net	20,862	22,292
Deferred financing costs, net of accumulated amortization of $6.2 million and $5.5 million as of June 30, 2015 and December 31, 2014, respectively	4,324	5,053
Restricted cash	452	1,381
Other assets	1,836	2,328
Total assets	$455,364	$483,613
Liabilities and Shareholders’ Equity
Current liabilities
Current portions of long-term debt	$21,809	$11,204
Accounts payable - trade	7,710	19,119
Accounts payable - related parties	91	186
Accrued dividends	61	61
Accrued interest payable	1,255	1,364
Accrued expenses	13,576	18,848
Total current liabilities	44,502	50,782
Long-term debt, net of current portion	285,027	286,687
Deferred tax liability	10,636	17,653
Total liabilities	340,165	355,122
Commitments and contingencies (Note 10)	—	—
Temporary equity
Series B senior convertible preferred shares	14,622	14,602
Shareholders’ equity
Common stock, $.04 par value, 112,500 shares authorized, 22,104 and 21,845 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	884	874
Additional paid-in capital	194,564	194,704
Accumulated deficit	(94,871)	(81,689)
Total shareholders’ equity	100,577	113,889
Total liabilities and shareholders’ equity	$455,364	$483,613
The accompanying notes are an integral part of these condensed consolidated financial statements.

Forbes Energy Services Ltd.
Condensed Consolidated Statements of Operations (unaudited)
(in thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Revenues
Well servicing	$39,030	$70,356	$90,216	$139,449
Fluid logistics	23,780	42,819	56,927	83,637
Total revenues	62,810	113,175	147,143	223,086
Expenses
Well servicing	29,236	54,046	65,610	106,449
Fluid logistics	17,876	31,582	42,036	61,943
General and administrative	8,797	9,096	18,077	17,571
Depreciation and amortization	13,759	13,555	27,922	26,806
Total expenses	69,668	108,279	153,645	212,769
Operating income (loss)	(6,858)	4,896	(6,502)	10,317
Other income (expense)
Interest income	140	5	145	6
Interest expense	(6,911)	(6,953)	(13,781)	(14,200)
Pre-tax loss	(13,629)	(2,052)	(20,138)	(3,877)
Income tax benefit	(4,881)	(559)	(6,956)	(1,090)
Net loss	(8,748)	(1,493)	(13,182)	(2,787)
Preferred stock dividends	(194)	(194)	(388)	(388)
Net loss attributable to common shareholders	$(8,942)	$(1,687)	$(13,570)	$(3,175)
Loss per share of common stock
Basic and diluted loss per share	$(0.41)	$(0.08)	$(0.62)	$(0.15)
Weighted average number of shares outstanding
Basic and diluted	21,987	21,753	21,948	21,678
The accompanying notes are an integral part of these condensed consolidated financial statements.

Forbes Energy Services Ltd.
Condensed Consolidated Statements of Changes in Shareholders’ Equity (unaudited)
(in thousands)

	Temporary Equity
	Preferred Shares		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance: December 31, 2014	588	$14,602	21,845	$874	$194,704	$(81,689)	$113,889
Net loss	—	—	—	—	—	(13,182)	(13,182)
Common shares issued under stock plan:
Share - based compensation	—	—	259	10	248	—	258
Preferred shares dividends and accretion	—	20	—	—	(388)	—	(388)
Balance:	588	$14,622	22,104	$884	$194,564	$(94,871)	$100,577
The accompanying notes are an integral part of these condensed consolidated financial statements.

Forbes Energy Services Ltd.
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Six months ended June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(13,182)	$(2,787)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	27,922	26,806
Share-based compensation	629	1,980
Deferred tax benefit	(7,017)	(1,472)
Gain on disposal of assets, net	(342)	(27)
Bad debt expense	507	336
Amortization of deferred financing cost	729	1,070
Changes in operating assets and liabilities:
Accounts receivable	39,175	(13,086)
Accounts receivable - related party	282	(158)
Prepaid expenses and other assets	256	2,197
Accounts payable - trade	(12,875)	(9,586)
Accounts payable - related party	(94)	(395)
Accrued expenses	(5,232)	2,250
Net cash provided by operating activities	30,758	7,128
Cash flows from investing activities:
Proceeds from sale of property and equipment	1,040	190
Purchases of property and equipment	(5,402)	(13,682)
Insurance proceeds	1,262	—
Change in restricted cash	929	(1)
Net cash used in investing activities	(2,171)	(13,493)
Cash flows from financing activities:
Payments of debt	(2,816)	(2,447)
Payment of tax withholding obligations related to restricted stock	(142)	(467)
Proceeds from revolving credit facility	15,000	—
Dividends paid on Series B senior convertible preferred shares	(368)	(368)
Net cash provided by (used in) financing activities	11,674	(3,282)
Net increase (decrease) in cash and cash equivalents	40,261	(9,647)
Cash and cash equivalents:
Beginning of period	34,918	26,409
End of period	$75,179	$16,762
The accompanying notes are an integral part of these condensed consolidated financial statements.

Forbes Energy Services Ltd.
Notes to Condensed Consolidated Financial Statements

1. Organization and Nature of Operations
Nature of Business
Forbes Energy Services Ltd., or FES Ltd, is an independent oilfield services contractor that provides a wide range of well site services to oil and natural gas drilling and producing companies to help develop and enhance the production of oil and natural gas. These services include fluid hauling, fluid disposal, well maintenance, completion services, workovers and re-completions, plugging and abandonment, and tubing testing. Our operations are concentrated in the major onshore oil and natural gas producing regions of Texas, with additional locations in Mississippi and Pennsylvania. We believe that our broad range of services, which extends from initial drilling, through production, to eventual abandonment, is fundamental to establishing and maintaining the flow of oil and natural gas throughout the life cycle of our customers' wells. Our headquarters and executive offices are located at 3000 South Business Highway 281, Alice, Texas 78332. We can be reached by phone at (361) 664-0549.

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

3. Basis of Presentation
Interim Financial Information
The unaudited condensed consolidated financial statements of the Forbes Group are prepared in conformity with accounting principles generally accepted in the United States of America, or GAAP, for interim financial reporting. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Therefore, these condensed consolidated financial statements should be read along with the annual audited consolidated financial statements and notes thereto included in Forbes Group’s Annual Report on Form 10-K for the year ended December 31, 2014. In management’s opinion, all adjustments necessary for a fair statement are reflected in the interim periods presented. Interim results for the three and six months ended June 30, 2015 may not be indicative of results that will be realized for the full year ending December 31, 2015. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Recent Accounting Pronouncements
In April 2015, the Financial Accounting Standards Board, or the FASB, issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for annual periods beginning after December 15, 2015, and interim periods within those annual periods. The Company is in the process of determining if this pronouncement will have a material impact on its consolidated financial statements.

4. Intangible Assets
Our major classes of intangible assets consist of our customer relationships, trade names, safety training program and dispatch software. The Company expenses costs associated with extensions or renewals of intangible assets. There were no such extensions or renewals in the three or six months ended June 30, 2015 or June 30, 2014. Amortization expense is calculated using the straight-line method over the period indicated. Amortization expense for each of the three months ended June 30, 2015 and 2014 was $0.7 million and for each of the six months ended June 30, 2015 and 2014 was $1.4 million. Estimated amortization expense for the years 2015 through 2017 is $2.9 million per year and in 2018 is $2.7 million. The weighted average amortization period remaining for intangible assets is 7.3 years.

The following sets forth the identified intangible assets by major asset class:

		As of June 30, 2015			As of December 31, 2014
	Useful Life (years)	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
		(in thousands)
Customer relationships	15	$31,896	$(15,948)	$15,948	$31,896	$(14,885)	$17,011
Trade names	15	8,050	(4,025)	4,025	8,050	(3,756)	4,294
Safety training program	15	1,182	(591)	591	1,182	(552)	630
Dispatch software	10	1,135	(851)	284	1,135	(795)	340
Other	10	58	(44)	14	58	(41)	17
		$42,321	$(21,459)	$20,862	$42,321	$(20,029)	$22,292

5. Share-Based Compensation

Incentive Compensation Plans

From time to time, the Company grants stock options, restricted stock units, or other awards to its employees, including executive officers, and directors. After taking into account the restricted stock units granted through June 30, 2015 (as discussed in the Restricted Stock Units paragraph below), there were 656,372 shares available for future grants under the 2012 Incentive Compensation Plan. There have been no stock option awards issued under the 2012 Plan.

Stock Options

The following table presents a summary of the Company’s stock option activity for the six months ended June 30, 2015:

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at December 31, 2014	1,148,625	$7.94	5.44	$—
Granted	—
Exercised	—
Forfeited/cancelled	(534,500)	9.26		$—
Options outstanding at June 30, 2015	614,125	$6.80	5.37 years	$—
Vested and expected to vest at June 30, 2015	614,125	$6.80	5.37 years	$—
Exercisable at June 30, 2015	614,125	$6.80	5.37 years	$—
During the three and six months ended June 30, 2015, the Company recorded no expenses for share-based compensation expense related to stock options as all outstanding options are fully vested. During the three and six three months ended June 30, 2014, the Company recorded total share-based compensation expense related to stock options of $0.4 million and $0.9 million, respectively. There was no share-based compensation cost capitalized for the three or six months ended June 30, 2015 or 2014. As of June 30, 2015, there was no unrecognized share-based compensation cost for stock options. During the three months ended June 30, 2015, the Company's executive officers, and members of its board of directors canceled, and Janet Forbes forfeited, an aggregate of 534,500 stock options, which were issued in August 2011 with exercise prices of $9.32 or $9.16. No consideration was paid to the Company's executive officers or members of its board of directors with respect to the cancellation of their stock options.

Restricted Stock Units

    The following table presents a summary of restricted stock unit grant activity for the period ended June 30, 2015:

	Number of Units	Grant Date Average Fair Value Per Unit
Outstanding at December 31, 2014	637,495	$3.47
Granted	1,318,712	1.19
Vested	(397,875)	2.73
Forfeited	—
Nonvested at June 30, 2015	1,558,332	$1.73

In the six months ended June 30, 2015, participants utilized a net withholding exercise method, in which restricted stock units were surrendered to cover payroll withholding tax. The cumulative net shares issued to the participants were 258,939 out of 397,875 vested shares of restricted stock units. The total pretax cash outflow, as included in withholding tax payments in our condensed consolidated statements of cash flows, for this net withholding exercise for the six months ended June 30, 2015 and June 30, 2014 was $0.1 million and $0.5 million, respectively.
Share-based compensation expense for the restricted stock units granted for the three months ended June 30, 2015 and June 30, 2014 was $0.5 million and $0.7 million, respectively. Share-based compensation expense for the restricted stock units granted for the six months ended June 30, 2015 and June 30, 2014 was $0.6 million and $1.1 million, respectively. The remaining share-based compensation expense of $2.3 million related to restricted stock units granted will be recognized over a weighted-average period of 2.20 years.

The following table summarizes the Company's share-based compensation expense for equity awards and liability awards (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Awards classified as equity:
Restricted stock unit expense	$287	$458	$400	$748
Stock option expense	—	448	—	895
Awards classified as liability:
Restricted stock unit expense	223	233	229	337
Total share-based compensation expense	$510	$1,139	$629	$1,980

6. Property and Equipment
Property and equipment consisted of the following:

	Estimated Life in Years	June 30, 2015	December 31, 2014
		(in thousands)
Well servicing equipment	3-15 years	$417,773	$417,561
Autos and trucks	5-10 years	126,645	124,338
Disposal wells	5-15 years	38,255	38,167
Building and improvements	5-30 years	14,107	14,423
Furniture and fixtures	3-15 years	6,474	6,157
Land		1,524	1,452
		604,778	602,098
Accumulated depreciation		(303,868)	(279,435)
		$300,910	$322,663
Depreciation expense was $13.1 million and $26.5 million for the three and six months ended June 30, 2015, respectively, and $12.9 million and $25.4 million for the three and six months ended June 30, 2014, respectively.

7. Long-Term Debt
Long-term debt at June 30, 2015 and December 31, 2014 consisted of the following:

	June 30, 2015	December 31, 2014
	(in thousands)
9% Senior Notes	$280,000	$280,000
Revolving credit facility	15,000	—
Third party equipment notes and capital leases	9,915	12,170
Insurance notes	1,921	5,721
	306,836	297,891
Less: Current portion	(21,809)	(11,204)
	$285,027	$286,687

9% Senior Notes
On June 7, 2011, FES Ltd issued $280.0 million in principal amount of 9% Senior Notes due 2019 (the “9% Senior Notes”). The 9% Senior Notes mature on June 15, 2019, and require semi-annual interest payments, in arrears, at an annual rate of 9% on June 15 and December 15 of each year, until maturity. No principal payments are due until maturity.
The 9% Senior Notes are guaranteed by the current domestic subsidiaries (the “Guarantor Subs”) of FES Ltd, which include Forbes Energy Services, LLC (“FES LLC”), C.C. Forbes, LLC (“CCF”), TX Energy Services, LLC (“TES”) and Forbes Energy International, LLC (“FEI LLC”). All of the Guarantor Subs are 100% owned and each guarantees the securities on a full and unconditional and joint and several basis, subject to customary release provisions which include: (i) the transfer, sale or other disposition (by merger or otherwise) of all or substantially all of the assets of the applicable Guarantor, or all of its capital stock; (ii) the proper designation of a Guarantor as an "Unrestricted Subsidiary"; (iii) the legal defeasance or satisfaction and discharge of the Indenture; and (iv) as may be provided in any intercreditor agreement entered into in connection with any current and future credit facilities, in each such case specified in clauses (i) through (iii) above in accordance with the requirements therefor set forth in the indenture governing the 9% Senior Notes (the "9% Senior Indenture"). The Forbes Group may, at its option, redeem all or part of the 9% Senior Notes from time to time at specified redemption prices and subject to certain conditions required by the 9% Senior Indenture. The Forbes Group is required to make an offer to purchase the notes and to repurchase any notes for which the offer is accepted at 101% of their principal amount, plus accrued and unpaid interest, if there is a change of control. The Forbes Group is required to make an offer to repurchase the notes and to repurchase any notes for which the offer is accepted at 100% of their principal amount, plus accrued and unpaid interest, following certain asset sales.
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

The Company is in compliance with the covenants in the indenture governing the 9% Senior Notes at June 30, 2015.

Revolving Credit Facility
On September 9, 2011, FES Ltd. and its current domestic subsidiaries entered into a loan and security agreement with certain lenders, and Regions Bank, as agent for the secured parties, or the Agent. This loan and security agreement was amended in December 2011, July 2012 and July 2013. The loan and security agreement, as amended, provides for an asset based revolving credit facility with a maximum borrowing credit of $90.0 million, subject to borrowing base availability, any reserves established by the facility agent in its discretion, compliance with a fixed charge coverage ratio covenant if availability under the facility falls below certain thresholds and, for borrowings above $75.0 million, compliance with the debt incurrence covenant in the 9% Senior Indenture that prohibits the incurrence of debt except for certain limited exceptions, including indebtedness incurred under the permitted credit facility debt basket to the greater of $75.0 million or 18% of our Consolidated Tangible Assets (as defined in the 9% Senior Indenture) reported for the last fiscal quarter for which financial statements are available. As of June 30, 2015, 18% of our Consolidated Tangible Assets was approximately $77.4 million. Under the loan and security agreement, our borrowing base at any time is equal to (i) 85% of eligible accounts, which are determined by Agent in its reasonable discretion, plus (ii) the lesser of 85% of the appraised value, subject to certain adjustments, of our well services equipment that has been properly pledged and appraised, is in good operating condition and is located in the United States, or 100% of the net book value of such equipment, minus (iii) any reserves established by the Agent in its reasonable discretion. As of June 30, 2015, the borrowing base was $90.0 million and borrowing availability was $54.8 million.
As amended, the loan and security agreement has a stated maturity of July 26, 2018. In June 2015, the Company, for the first time since the July 2013 amendment, drew down $15.0 million under the facility, which is reflected in the current portion of long term debt since the Company plans to repay the revolving loan balance in the next twelve months. As of June 30, 2015, the facility had a revolving loan balance outstanding of $15.0 million and $7.6 million in letters of credit outstanding against the facility.

Borrowings bear interest at a rate equal to either (a) the LIBOR rate plus an applicable margin of between 2.00% to 2.50% based on borrowing availability or (b) a base rate plus an applicable margin of between 1.00% to 1.50% based on borrowing availability, where the base rate is equal to the greater of the prime rate established by Regions Bank, the overnight federal funds rate plus 0.5% or the LIBOR rate for a one month period plus 1%.
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
FES LLC, FEI LLC, TES, and CCF are the borrowers under the loan and security agreement. Their obligations have been guaranteed by one another and by FES Ltd. Subject to certain exceptions and permitted encumbrances, including the exemption of real property interests from the collateral package, the obligations under this facility are secured by a first priority security interest in all of our assets.
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
The loan and security agreement contains customary covenants for an asset-based credit facility, which include (i) restrictions on certain mergers, consolidations and sales of assets; (ii) restrictions on the creation or existence of liens; (iii) restrictions on making certain investments; (iv) restrictions on the incurrence or existence of indebtedness; (v) restrictions on transactions with affiliates; (vi) requirements to deliver financial statements, report and notices to the Agent and (vii) a springing requirement to maintain a consolidated Fixed Charge Coverage Ratio (which is defined in the loan and security agreement) of 1.1:1.0 in the event that our excess availability under the credit facility falls below the greater of $8.2 million or 15.0% of our maximum credit under the facility for sixty consecutive days; provided that, the restrictions described in (i)-(v) above are subject to certain exceptions and permissions limited in scope and dollar value. The loan and security agreement also contains customary representations and warranties and event of default provisions. As of June 30, 2015, we are in compliance with all applicable covenants in the loan and security agreement.
Third Party Equipment Notes and Capital Leases
The Forbes Group financed the purchase of certain vehicles and equipment through commercial loans and capital leases with aggregate principal amounts outstanding as of June 30, 2015 and December 31, 2014 of approximately $9.9 million and $12.2 million, respectively. These loans are repayable in a range of 42 to 60 monthly installments with the maturity dates ranging from July 2015 to July 2018. Interest accrues at rates ranging from 3.1% to 8.4% and is payable monthly. The loans are collateralized by equipment purchased with the proceeds of such loans. The Forbes Group paid total principal payments of approximately $1.4 million and $1.2 million for three months ended June 30, 2015 and 2014, respectively, and $2.8 million and $2.4 million for the six months ended June 30, 2015 and 2014, respectively.

Following are required principal payments due on notes and capital leases (other than the 9% Senior Notes) existing as of June 30, 2015:

	July - December 2015	2016	2017	2018	2019
	(in thousands)
Notes and capital lease principal payments	$2,686	$4,149	$2,837	$243	$—
Management currently acquires all light duty trucks (pick up trucks) through capital leases and uses capital leases or cash to purchase equipment held under operating leases that has reached the end of the lease term. See Note 10 - Commitments and Contingencies.
Insurance Notes
During October of 2014, the Forbes Group entered into promissory notes for the payment of insurance premiums at an interest rate of 2.9% with an aggregate principal amount outstanding as of June 30, 2015 and December 31, 2014 of approximately $1.9 million and $5.7 million, respectively. The amount outstanding could be substantially offset by the cancellation of the related insurance coverage which is classified as prepaid insurance.

8. Fair Value of Financial Instruments
Fair value is defined as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.
The carrying amounts of cash and cash equivalents, accounts receivable-trade, accounts receivable – other, accounts payable – trade, and insurance notes, approximate fair value because of the short maturity of these instruments. The fair values of third party notes and equipment notes approximate their carrying values, based on current market rates at which the company could borrow funds with similar maturities (Level 2 in the fair value hierarchy).

	June 30, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
9.0% Senior Notes	$280,000	$224,000	$280,000	$165,200

The fair value of our 9% Senior Notes is a level one input within the fair value hierarchy and is based on the dealer quoted market prices at June 30, 2015 and December 31, 2014, respectively.

9. Related Party Transactions
The Forbes Group enters into transactions with related parties in the normal course of conducting business. The following tables represent related party transactions.

			As of
			June 30, 2015	December 31, 2014
			(in thousands)
Related parties cash and cash equivalents balances:
Balance at Texas Champion Bank (1)			$1,414	$1,040
Balance at Brush Country Bank (2)			649	644

Related parties receivable:
Dorsal Services, Inc. (3)			60	60
Wolverine Construction, Inc. (4)			—	282
			$60	$342

Related parties payable:
Alice Environmental Services, LP/Alice Environmental Holding LLC (5)			$78	$83
Dorsal Services, Inc. (3)			2	25
Tasco Tool Service Ltd. (6)			—	59
Texas Quality Gate Guard Services, LLC (7)			11	11
Texas Water Disposal Services, LLC (8)			—	8
			$91	$186

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(in thousands)
Related parties capital expenditures:
Alice Environmental West Texas, LLC (9)	$—	$—	$455	$—
	$—	$—	$455	$—
Related parties revenue activity:
Alice Environmental Services, LP/Alice Environmental Holding LLC (5)	$—	$—	$—	$1
Dorsal Services, Inc. (3)	6	—	—	1
Tasco Tool Service Ltd. (6)	1	1	1	1
Wolverine Construction, Inc. (4)	—	248	—	308
Texas Water Disposal Services, LLC (8)	—	—	—	57
	$7	$249	$1	$368

Related parties expense activity:
Alice Environmental Services, LP/Alice Environmental Holding LLC (5)	$559	$344	$1,135	$966
Dorsal Services, Inc. (3)	—	113	19	306
Tasco Tool Service Ltd. (6)	68	68	135	138
FCJ Management, LLC (10)	5	9	14	18
JITSU Services, LLC (11)	—	92	—	152
Texas Quality Gate Guard Services, LLC (7)	61	—	114	—
Animas Holdings, LLC (12)	73	115	149	203
Texas Water Disposal Services, LLC (8)	—	1	—	3
CJW Group, LLC (13)	10	—	19	—
	$776	$742	$1,585	$1,786

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
(3)Dorsal Services, Inc. is a trucking service company. Mr. Crisp, an executive officer and director, is a partial owner of Dorsal Services, Inc. The company uses Dorsal Services from time to time.
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
(6)Tasco Tool Service Ltd. is a down-hole tool company that is partially owned and managed by a company that is owned by Mr. Forbes, both an executive officer and director of FES Ltd., along with Robert Jenkins a manager of one of the subsidiaries of FES Ltd. Tasco rents and sells tools to the Company from time to time.
(7)Texas Quality Gate Guard Services, LLC, or Texas Quality Gate Guard Services, is an entity owned by Messrs. Crisp and Forbes and a son of Mr. Crisp, an executive officer and director of FES Ltd. Texas Quality Gate Guard Services has provided security services to the Company.
(8) Texas Water Disposal Services, LLC. is partially owned by a brother of Mr. Crisp, an executive officer and director of FES Ltd. Texas Water Disposal is a company that owns a salt water disposal well that is used by the Company.
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

10. Commitments and Contingencies

Concentrations of Credit Risk
FDIC insurance coverage is currently $250,000 per depositor at each financial institution, and our non-interest bearing cash balances typically exceed federally insured limits. The Company restricts investment of temporary cash investments to financial institutions with high credit standings. The Company's customer base consists primarily of multi-national and independent oil and natural gas producers. The Company does not require collateral on its trade receivables. For the three months ended June 30, 2015, the Company's largest customer, five largest customers, and ten largest customers constituted 16.0%, 45.3%, and 64.5% of consolidated revenues, respectively. For the six months ended June 30, 2015 the Company's largest customer, five largest customers, and ten largest customers constituted 16.5%, 46.3%, and 66.4% of consolidated revenues, respectively. The loss of any one of our top five customers would have a materially adverse effect on the revenues and profits of the Company. Further, our trade accounts receivable are from companies within the oil and natural gas industry and as such the Company is exposed to normal industry credit risks. As of June 30, 2015, the Company's largest customer, five largest customers, and ten largest customers constituted 12.3%, 39.9%, and 57.4% of accounts receivable, respectively. The Company continually evaluates its reserves for potential credit losses and establishes reserves for such losses.
Self-Insurance

The Company is self-insured under its Employee Group Medical Plan for the first $0.3 million per individual. The Company is also self-insured for the first $0.5 million and $1.0 million under its insurance policies for auto liability and general liability, respectively. The Company has accrued a liability of approximately $5.9 million and $5.8 million as of June 30, 2015 and December 31, 2014, respectively, for insurance claims as of such dates. In addition to accruals for the self-insured portion of the Employee Group Medical Benefits Plan, the liability for incurred but not received claims also includes estimated “run off” liabilities payable at future dates related to the worker’s compensation, general liability and automobile liability self-insurance program that was eliminated in October 2009.

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

Following are future lease payments on operating leases existing as of June 30, 2015:

	July - December 2015	2016	2017	2018	2019
	(in thousands)
Lease payments	$4,721	$4,617	$296	$—	$—

11. Supplemental Cash Flow Information

	Six months ended June 30,
	2015	2014
	(in thousands)
Cash paid for
Interest	$13,089	$13,153
Income tax	60	70
Supplemental schedule of non-cash investing and financing activities
Changes in accounts payable related to capital expenditures	$1,466	$3,360
Capital leases on equipment	562	856
Preferred stock dividends and accretion costs	20	20

12. Earnings per Share
Basic earnings (loss) per share (“EPS”) is computed by dividing net income (loss) available to common shareholders by the weighted average common stock outstanding during the period. Diluted earnings (loss) per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock, such as options and convertible preferred stock, were exercised and converted into common stock. Potential common stock equivalents that have been issued by the Forbes Group relate to outstanding stock options and unvested restricted stock units which are determined using the treasury stock method, and the Series B Senior Convertible Preferred Stock (the "Series B Preferred Stock"), which are determined using the "if-converted" method. In applying the if-converted method, conversion is not assumed for purposes of computing diluted EPS if the effect would be antidilutive. As of June 30, 2015 and June 30, 2014, there were 614,125 and 1,148,625 options to purchase common stock outstanding, respectively, and 588,059 Series B Preferred Stock. The Series B Preferred Stock is convertible at a rate of nine shares of common stock to one share of Series B Preferred Stock, or 5,292,531 shares of common stock.
The shares of Series B Preferred Stock are participating securities as they participate in undistributed earnings with common stock, whether that participation is conditioned upon the occurrence of a specified event or not. A participating security is included in the computation of basic EPS using the two-class method. Under the two-class method, basic EPS for the Company’s common stock is computed by dividing net income applicable to common shares by the weighted-average common stock outstanding during the period. Under the certificate of designation for our Series B Preferred Stock (the “Series B Certificate of Designation”), if at any time the Company declares a dividend in cash which is greater in value than five percent on a cumulative basis over the previous twelve month period of the then current “Common Share Fair Market Value,” as that term is defined in the Series B Certificate of Designation, the Series B Preferred Stock will be entitled to receive a dividend payable in cash equal to the amount in excess of five percent of the then Common Share Fair Market Value per common share they would have received if all outstanding Series B Preferred Stock had been converted into common shares. There were no earnings allocated to the Series B Preferred Stock for the quarters ended June 30, 2015 and 2014 since there was a net loss for those periods and earnings for the quarter were not in excess of amounts prescribed by the Series B Certificate of Designation for our Series B Preferred Stock. Diluted EPS for the Company’s common stock is computed using the more dilutive of the two-class method or the if-converted method. The following table sets forth the reconciliation of weighted average shares outstanding and diluted weighted average shares outstanding:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Weighted average shares outstanding	21,987	21,753	21,948	21,678
Dilutive effect of stock options and restricted stock	—	—	—	—
Dilutive effect of preferred stock	—	—	—	—
Diluted weighted average shares outstanding	21,987	21,753	21,948	21,678

There were 614,125 stock options, 1,558,332 units of unvested restricted stock, and 5,292,531 shares of common stock equivalents underlying the Series B Preferred Stock outstanding as of June 30, 2015 that were not included in the calculation of diluted EPS for the six months ended June 30, 2015 because their effect would have been antidilutive. There were 1,148,625 stock options, 685,448 units of unvested restricted stock, and 5,292,531 shares of common stock equivalents underlying the Series B Preferred Stock outstanding as of June 30, 2014 that were not included in the calculation of diluted EPS for the six months ending June 30, 2014 because their effect would have been antidilutive.
The following table sets forth the computation of basic and diluted loss per share:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(in thousands, except per share amounts)
Basic and diluted:
Net loss	$(8,748)	$(1,493)	$(13,182)	$(2,787)
Preferred stock dividends and accretion	(194)	(194)	(388)	(388)
Net loss attributable to common shareholders	$(8,942)	$(1,687)	$(13,570)	$(3,175)
Weighted-average common shares	21,987	21,753	21,948	21,678
Basic and diluted net loss per share	$(0.41)	$(0.08)	$(0.62)	$(0.15)

13. Income Taxes
The Company’s tax benefit from application of the effective tax rate for the six months ended June 30, 2015 was estimated to be 34.5% based on pre-tax loss of $20.1 million. For the six months ended June 30, 2014, the Company's effective tax rate was a benefit of 28.1%. The difference between the effective rate and 35.0% statutory rate is mainly due to Texas Margins Tax and non-deductible expenses.

14. Business Segment Information
The Forbes Group has determined that it has two reportable segments organized based on its products and services—well servicing and fluid logistics. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

Well Servicing
At June 30, 2015, our well servicing segment utilized our fleet of 172 owned well servicing rigs, which was comprised of 159 workover rigs and 13 swabbing rigs, as well as nine tubing testing units, six coiled tubing spreads, four electromagnetic scan trucks and related assets and equipment. These assets are used to provide (i) well maintenance, including remedial repairs and removal and replacement of downhole production equipment, (ii) well workovers, including significant downhole repairs, re-completions and re-perforations, (iii) completion and swabbing activities, (iv) plugging and abandonment services, and (v)

pressure testing of oil and natural gas production tubing and scanning tubing for pitting and wall thickness using tubing testing units.
Fluid Logistics
The fluid logistics segment utilizes our fleet of owned or leased fluid transport trucks and related assets, including specialized vacuum, high pressure pump and tank trucks, frac tanks, salt water disposal wells and facilities, and related equipment. These assets are used to provide transport, store and dispose of a variety of drilling and produced fluids used in and generated by oil and natural gas production activities. These services are required in most workover and completion projects and are routinely used in the daily operation of producing wells.

The following tables set forth certain financial information with respect to the Company’s reportable segments for the three and six months ended June 30, 2015 and June 30, 2014:

	Three months ended June 30,			Six months ended June 30,
	Well Servicing	Fluid Logistics	Consolidated	Well Servicing	Fluid Logistics	Consolidated
2015	(in thousands)			(in thousands)
Operating revenues	$39,030	$23,780	$62,810	$90,216	$56,927	$147,143
Direct operating costs	29,236	17,876	47,112	65,610	42,036	107,646
Segment profits	$9,794	$5,904	$15,698	$24,606	$14,891	$39,497
Depreciation and amortization	$6,393	$7,366	$13,759	$12,934	$14,988	$27,922
Capital expenditures	722	2,715	3,437	4,026	3,404	7,430
Total assets	653,685	478,252	1,131,937	653,685	478,252	1,131,937
Long lived assets	178,373	123,198	301,571	178,373	123,198	301,571
2014
Operating revenues	$70,356	$42,819	$113,175	$139,449	$83,637	$223,086
Direct operating costs	54,046	31,582	85,628	106,449	61,943	168,392
Segment profits	$16,310	$11,237	$27,547	$33,000	$21,694	$54,694
Depreciation and amortization	$6,070	$7,485	$13,555	$11,955	$14,851	$26,806
Capital expenditures	6,572	5,182	11,754	8,917	8,981	17,898
Total assets	612,256	485,889	1,098,145	612,256	485,889	1,098,145
Long lived assets	195,790	137,576	333,366	195,790	137,576	333,366

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Reconciliation of the Forbes Group Operating Income (Loss) As Reported:	(in thousands)		(in thousands)
Segment profits	$15,698	$27,547	$39,497	$54,694
General and administrative expense	8,797	9,096	18,077	17,571
Depreciation and amortization	13,759	13,555	27,922	26,806
Operating income (loss)	(6,858)	4,896	(6,502)	10,317
Other income and expenses, net	(6,771)	(6,948)	(13,636)	(14,194)
Pre-tax loss	$(13,629)	$(2,052)	$(20,138)	$(3,877)

	June 30, 2015	December 31, 2014
Reconciliation of the Forbes Group Assets As Reported:	(in thousands)
Total reportable segments	$1,131,937	$1,132,856
Elimination of internal transactions	(1,840,924)	(1,784,404)
Parent	1,164,351	1,135,161
Total assets	$455,364	$483,613

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

Series B Preferred Stock
Under our Series B Certificate of Designation, we are authorized to issue 825,000 shares of Series B Preferred Stock, par value $0.01 per share. On May 28, 2010, the Company completed a private placement of 580,800 shares of Series B Preferred Stock at a price per share of CAD $26.37 for an aggregate purchase price in the amount of approximately USD $14.5 million based on the exchange rate between U.S. dollars and Canadian dollars then in effect of $1.00 to CDN $1.0547. The Company received net proceeds of USD $13.8 million after closing fee paid to investors of USD $0.3 million and legal fees and other offering costs of USD $0.4 million. This is presented as temporary equity on the balance sheet. The common stock into which the Series B Preferred Stock is convertible has certain demand and “piggyback” registration rights.
The value of the Series B Preferred Stock, for accounting purposes, is being accreted up to redemption value from the date of issuance to the earliest redemption date of the instrument using the effective interest rate method. If the Series B Preferred Stock had been redeemed as of June 30, 2015 and December 31, 2014, the redemption amount applicable at each date would have been approximately $14.6 million.

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
Preferred stock dividends are recorded at their fair value. If paid in cash, the amount paid represents fair value. If paid in kind, the fair value of the preferred stock dividends would be determined using valuation techniques that include a component representing the intrinsic value of the dividends (which represents the fair value of the common stock into which the preferred stock could be converted) and an option component (which is determined using a Black-Scholes Option Pricing Model). Dividends and accretion for the three and six months ended June 30, 2015 and June 30, 2014 was $0.2 million in each period. The Company has paid in cash all required quarterly dividends on the Series B Preferred Stock through June 30, 2015.

16. Subsequent Events

In July 2015, we closed our current well servicing location in Mississippi and combined our current well servicing location in Kilgore, Texas with our yard in Carthage, Texas. Our Carthage location will continue to service customers formerly serviced by our Kilgore location. The Company does not expect this to have any material effects on operations or financial results.

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
Overview
Forbes Energy Services Ltd., or FES Ltd., is an independent oilfield services contractor that provides a wide range of well site services to oil and natural gas drilling and producing companies to help develop and enhance the production of oil and natural gas. These services include fluid hauling, fluid disposal, well maintenance, completion services, workovers and re-completions, plugging and abandonment, and tubing testing. Our operations are concentrated in the major onshore oil and natural gas producing regions of Texas, with additional locations in Mississippi and Pennsylvania. We believe that our broad range of services, which extends from initial drilling, through production, to eventual abandonment, is fundamental to establishing and maintaining the flow of oil and natural gas throughout the life cycle of our customers’ wells. Our headquarters and executive offices are located at 3000 South Business Highway 281, Alice, Texas 78332. We can be reached by phone at (361) 664-0549.
As used in this Quarterly Report on Form 10-Q, the “Company,” the “Forbes Group,” “we,” and “our” mean FES Ltd. and its subsidiaries, except as otherwise indicated.
We currently provide a wide range of services to a diverse group of companies. Through the six months ended June 30, 2015, we provided services to over 500 companies. Our blue-chip customer base includes Anadarko Petroleum Corporation, ConocoPhillips Company, and Pioneer Natural Resources Company, among others. John E. Crisp, Charles C. Forbes, Jr. and our senior management team, have cultivated deep and ongoing relationships with these customers during their average of over 38 years of experience in the oilfield services industry. For the three and six months ended June 30, 2015, we generated consolidated revenues of approximately $62.8 million and $147.1 million, respectively.
We currently conduct our operations through the following two business segments:

•
Well Servicing. Our well servicing segment comprised 62.1% and 61.3% of consolidated revenues for the three and six months ended June 30, 2015. At June 30, 2015, our well servicing segment utilized our modern fleet of 172 well servicing rigs, which was comprised of 159 workover rigs and 13 swabbing rigs, as well as six coiled tubing spreads, nine tubing testing units, four electromagnetic scan units, and related assets and equipment. These assets are used to provide (i) well maintenance, including remedial repairs and removal and replacement of downhole production equipment, (ii) well workovers, including significant downhole repairs, re-completions and re-perforations, (iii) completion and swabbing activities, (iv) plugging and abandonment services, and (v) pressure testing of oil and natural gas production tubing and scanning tubing for pitting and wall thickness using tubing testing units.

•
Fluid Logistics. Our fluid logistics segment comprised 37.9% and 38.7% of consolidated revenues for the three and six months ended June 30, 2015. Our fluid logistics segment utilized our fleet of owned or leased fluid transport trucks and related assets, including specialized vacuum, high-pressure pump and tank trucks, hot oil trucks, frac tanks, fluid mixing tanks, salt water disposal wells and facilities, and related equipment. These assets are used to provide, transport, store, and dispose of a variety of drilling and produced fluids used in, and generated by, oil and natural gas production. These services are required in most workover and completion projects and are routinely used in daily operations of producing wells.

We believe that our two business segments are complementary and create synergies in terms of selling opportunities. Our multiple lines of service are designed to capitalize on our existing customer base to grow it within existing markets, generate more business from existing customers, and increase our operating performance. By offering our customers the ability to reduce the number of vendors they use, we believe that we help improve our customers’ efficiency. This is demonstrated by the fact that 77.9% of our revenues for both the three and six months ended June 30, 2015 were from customers that utilized services of both of our business segments. Further, by having multiple service offerings that span the life cycle of the well, we believe that we have a competitive advantage over smaller competitors offering more limited services.

Factors Affecting Results of Operations

Market Conditions

The oil and gas industry has experienced a significant decline in oil exploration and production activity that began in the fourth quarter of 2014 and has continued through the second quarter of 2015. The price of West Texas Intermediate (“WTI”) oil has fallen precipitously from a price of $103 per barrel as of June 30, 2014 to a trading range of $47-$60 per barrel for the latter half of 2014 and the first half of 2015, a decrease of approximately 51.5%.  As of August 11, 2015, the price of WTI was approximately $44 per barrel. In response to this precipitous drop in WTI oil prices, exploration and production companies decreased the number of U.S. drilling rigs from 1,873 as of June 30, 2014 to 859 as of June 30, 2015, a decrease of 54.1%.  During this period, Texas drilling rig count dropped from an average of 891 in June 2014 to an average of 363 in June 2015, a decrease of 59.3%.

Below, is a table that provides historical U.S. and Texas drilling activity, a chart that provides total U.S. and Texas rig counts, and WTI oil price trends.

	Three months ended June 30,			Six months ended June 30,
	2015	2014	% Change	2015	2014	% Change
Texas average active drilling rigs:
Oil	337	805	(58.1)%	444	778	(42.9)%
Natural gas	50	84	(40.5)%	60	91	(34.1)%
Total	387	889	(56.5)%	504	869	(42.0)%

U.S. average active drilling rigs:
Oil	681	1,530	(55.5)%	896	1,479	(39.4)%
Natural gas	223	319	(30.1)%	257	333	(22.8)%
Total	904	1,849	(51.1)%	1,153	1,812	(36.4)%

Source: Rig counts are per Baker Hughes, Inc. (www.bakerhughes.com). Rig counts are the averages of the weekly rig count activity.

The declines in oil and natural gas prices and oil and exploration activity have created a more challenging market for the provision of our services. In response to the current market conditions, the Company has implemented certain cost reduction measures and will continue to analyze cost reduction opportunities while ensuring that appropriate functions and capacity are preserved to allow the Company to be opportunistic as market conditions improve.  Cost reductions, which began in the fourth quarter of 2014 and continued through the first half of 2015, include reductions in headcount, labor rates, bonuses, over-time, travel and entertainment, vendor pricing, and other cost controls that contribute to earnings.  The Company has also consolidated locations where levels of activity dictate greater efficiencies with operations performed out of a single location. Additionally, the Company has delayed completion of two salt water disposal wells until customer demand justifies their expenditures. Capital spending has largely been limited to capital commitments incurred before the market downturn, the replacement of existing equipment with new equipment, more efficient equipment demanded from our customers, and the purchase of equipment under operating leases nearing the end of their term.

As the Company expects pricing for its services to remain very competitive through the remainder of 2015 and utilization to remain challenging, costs and structure will be continually evaluated based on the changing market conditions with a focus on continuous process improvements.

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

Workover Rig Rates

Our well servicing segment revenues are dependent on the prevailing market rates for workover rigs. Composite rates declined 6.3% in the second quarter of 2015 when compared to the same period in the prior year due to the current market decline.

Fluid Logistics Rates

Our fluid logistics segment revenues are dependent on the prevailing market rates for fluid transport trucks and the related assets, including specialized vacuum, high-pressure pump and tank trucks, hot oil trucks, frac tanks, fluid mixing tanks and salt water disposal wells. Pricing and utilization decreased through 2014 and continued to decrease through the first half of of 2015 in response to changing market conditions.

Operating Expenses

During the first half of 2015, operating expenses have decreased at a slightly higher rate than the reduction in revenues in both the well servicing and fluid logistics segments. Expense decline was driven by reductions in headcount, along with mandated cost reduction measures. Future earnings and cash flows will be dependent on our ability to manage our overall cost structure as well as continued efforts to maintain or increase rates to customers and reduce costs with outside vendors.

Equipment rental and lease costs continue to be a significant component of our operating expenses. During the first quarter of 2015, we did not enter into any additional operating leases.

Capital Expenditures

During the first half of 2015, we received swabbing rigs, specialty fluid mixing tanks, and other well servicing equipment and incurred the associated costs of placing this equipment in service. In the second quarter of 2015, the Company purchased vacuum trucks, winch trucks, and trailers that had previously been on operating leases and were at the end of their respective terms. One swabbing rig is expected to be delivered in the third quarter of 2015 that was ordered in the fourth quarter of 2014.

Results of Operations

The following discussion, as well as the discussion found under "Liquidity and Capital Resources," compares our consolidated financial information for the three months ended June 30, 2015 to the three months ended June 30, 2014.
Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014
The following table compares our operating results for the three months ended June 30, 2015 and 2014 (in thousands, except percentages). Operating expenses exclude general and administrative expenses, depreciation, and amortization.

	Revenue		Operating Expenses, excluding depreciation and amortization
	2015	2014	2015	% of revenues	2014	% of revenue	Change	% Change
Well Servicing	$39,030	$70,356	$29,236	74.9%	$54,046	76.8%	$(24,810)	(45.9)%
Fluid Logistics	23,780	42,819	17,876	75.2%	31,582	73.8%	(13,706)	(43.4)%
Total	$62,810	$113,175	$47,112	75.0%	$85,628	75.7%	$(38,516)	(45.0)%
The following table compares segment profits for the three months ended June 30, 2015 and 2014 (in thousands, except percentages).

	2015		2014
	Amount	Gross margin % (1)	Amount	Gross margin % (1)
Well servicing	$9,794	25.1%	$16,310	23.2%
Fluid logistics	5,904	24.8%	11,237	26.2%
Total	$15,698	25.0%	$27,547	24.3%
(1) Excluding depreciation and amortization
Consolidated Revenues. The decrease in consolidated revenues is a result of decreased activity in the well servicing and fluid logistics segments in the second quarter of 2015 as compared to the same period in 2014 due to the current market decline as described more fully under "Market Conditions" above. These decreases in revenues were driven by price concessions granted to almost all customers and a drop in billable hours for both our well servicing and fluid logistics segments.
Well Servicing. Revenues from the well servicing segment decreased due to the current market decline. We owned 172 and 169 well service rigs as of June 30, 2015 and June 30, 2014, respectively, and owned or leased six coiled tubing spreads as of June 30, 2015 and 2014.
Fluid Logistics. The current market decline resulted in revenues from the fluid logistics segment decreasing due to a decrease in trucking hours, price reductions, and decreased frac tank rentals for the three months ended June 30, 2015 when compared to the same period ending June 30, 2014. Billable trucking hours decreased during the three months ended June 30, 2015 by approximately 32.5% when compared to the three months ended June 30, 2014. Skim oil revenues declined with lower activity and skim oil sales prices. Our principal fluid logistics assets at June 30, 2015 and June 30, 2014 were as follows:

	June 30,
	2015	2014
Fluid logistics segment:
Vacuum trucks (1)	448	463
Other heavy trucks (1)	135	128
Frac tanks	3,084	3,295
Salt water disposal wells (2)	23	24

(1) At June 30, 2015, 121 vacuum trucks and 21 other heavy trucks, included in the above equipment counts were leased.
(2) At June 30, 2015, 17 salt water disposal wells, included in the above well counts, were subject to ground leases or other operating arrangements to third parties. One of these wells is currently permitted and drilled, but has not been completed.

Consolidated Operating Expenses. The decrease in direct operating expenses for the three months ended June 30, 2015 as compared to the same period in the prior year was attributable to lower operating hours related to the industry down-turn. Improvements in consolidated operating expenses as a percentage of revenues resulted from a reduction in head count, wage rate reductions, control of over-time hours, close monitoring of billable hours, lower price of fuel, and more aggressive cost management in areas such as repairs and maintenance, travel, and meals and entertainment. In addition, we requested price reductions from the majority of our vendors, with most vendors granting reductions to some degree.
Well Servicing. Direct operating costs as a percentage of revenues were 74.9% and 76.8% for the three months ending June 30, 2015 and 2014, respectively, a decrease of 1.9%.  This reduction resulted for the reasons stated above under Consolidated Operating Expenses. Specifically, headcount in this segment had decreased by 377 from 1,264 in June 2014 to 887 as of June 30, 2015.
Fluid Logistics. Direct operating costs as a percentage of revenues were 75.2% and 73.8% for the three months ending June 30, 2015 and 2014, respectively, an increase of 1.4%. This increase was primarily due to increased contractor expense due to the reworks on several salt water disposal wells.
General and Administrative Expenses. General and administrative expenses decreased by approximately $0.3 million to $8.8 million for the three months ended June 30, 2015 as compared to the same period in 2014. General and administrative expense as a percentage of revenues was 14.0% and 8.0% for the three months ended June 30, 2015 and June 30, 2014, respectively. The increase in the expense as a percentage of revenue is due to the lower revenues for the quarter.

Depreciation and Amortization. Depreciation and amortization expenses increased by $0.2 million, or 1.5%, to $13.8 million for the three months ended June 30, 2015 as compared to the same period in 2014. The additional depreciation expense resulted from equipment purchased in 2014.
Interest and Other Expenses. Interest and other expenses were comparable for the three months ended June 30, 2015 as compared to the same period in the prior year.
Income Taxes. We recognized an income tax benefit of $4.9 million and $0.6 million for the three months ended June 30, 2015 and June 30, 2014, respectively. Our effective tax rate for the three months ended June 30, 2015 is 35.8% compared to 27.2% for the same period in the prior year. The difference in the tax rate is due to the Texas Margins Tax, other non-deductible expenses, and a change in Texas Margins Tax Rate enacted in the current quarter.
Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014
The following table compares our operating results for the six months ended June 30, 2015 and 2014 (in thousands, except percentages). Operating expenses exclude general and administrative expenses, depreciation, and amortization.

	Revenue		Operating Expenses, excluding depreciation and amortization
	2015	2014	2015	% of revenues	2014	% of revenue	Change	% Change
Well Servicing	$90,216	$139,449	$65,610	72.7%	$106,449	76.3%	$(40,839)	(38.4)%
Fluid Logistics	56,927	83,637	42,036	73.8%	61,943	74.1%	(19,907)	(32.1)%
Total	$147,143	$223,086	$107,646	73.2%	$168,392	75.5%	$(60,746)	(36.1)%
The following table compares segment profits for the six months ended June 30, 2015 and 2014 (in thousands, except percentages).

	2015		2014
	Amount	Gross margin % (1)	Amount	Gross margin % (1)
Well servicing	$24,606	27.3%	$33,000	23.7%
Fluid logistics	14,891	26.2%	21,694	25.9%
Total	$39,497	26.8%	$54,694	24.5%
(1) Excluding depreciation and amortization
Consolidated Revenues. The decrease in consolidated revenues is a result of decreased activity in the well servicing and fluid logistics segments in the first half of 2015 as compared to the same period in 2014 due to the current decrease in spending by our customers during this period of low oil and gas prices.
Well Servicing. Revenues from the well servicing segment decreased due to the current market downturn. We owned 172 and 169 well service rigs as of June 30, 2015 and 2014, respectively, and owned or leased six coiled tubing spreads in both periods ending June 30, 2015 and 2014.
Fluid Logistics. Revenues from the fluid logistics segment decreased due to a decrease in trucking hours and price reductions in addition to a decrease in frac tank rentals for the six months ended June 30, 2015 when compared to the same period ending June 30, 2014. Billable trucking hours decreased during the six months ended June 30, 2015 approximately 19.1% when compared to the six months ended June 30, 2014. Utilization and rate decreases resulted from the current market down-turn. Skim oil revenues declined with lower activity and skim oil sales prices.

Consolidated Operating Expenses. The decrease in direct operating expenses for the six months ended June 30, 2015 as compared to the same period in the prior year was attributable to lower operating hours related to the industry down-turn. Improvements in consolidated operating expenses as a percentage of revenues resulted from a reduction in head count, wage rate reductions, control of over-time hours, close monitoring of billable hours, lower price of fuel, and more aggressive cost management in areas such repairs and maintenance, travel, and meals and entertainment. In addition, we requested price reductions from the majority of our vendors, with most vendors granting reductions at some level.
Well Servicing. Direct operating costs as a percentage of revenues were 72.7% and 76.3% for the six months ending June 30, 2015 and 2014, respectively, a decrease of 3.6%.  This reduction resulted for the reasons stated above under

Consolidated Operating Expenses. Specifically, headcount in this segment had decreased by 377 from 1,264 in June 2014 to 887 as of June 30, 2015.
Fluid Logistics. Direct operating costs as a percentage of revenues were 73.8% and 74.1% for the six months ending June 30, 2015 and 2014, respectively, a decrease of 0.3%. This decrease is due to a significant decrease in income for the six months ending June 30, 2015 and cost reductions and headcount decreases. Specifically, headcount in this segment has decreased by 318 from 969 in June 2014 to 651 as of June 30, 2015
General and Administrative Expenses. General and administrative expenses increased by approximately $0.5 million, to $18.1 million for the six months ended June 30, 2015 as compared to the same period in 2014. General and administrative expenses as a percentage of revenues was 12.3% and 7.9% for the six months ended June 30, 2015 and June 30, 2014, respectively. The primary reasons for the increase were increased cash bonus accruals, higher insurance expense, and an increase in legal and other professional fees. These increases were offset by a reduction in compensation expense and reductions of other expenses due to the cost containment actions.
Depreciation and Amortization. Depreciation and amortization expenses increased by $1.1 million, or 4.2%, to $27.9 million for the six months ended June 30, 2015 as compared to the same period in 2014. The additional depreciation expense resulted from equipment purchased in 2014.
Interest and Other Expenses. Interest and other expenses decreased approximately $0.4 million for the six months ended June 30, 2015 as compared to the same period in the prior year.
Income Taxes. We recognized an income tax benefit of $7.0 million and $1.1 million for the six months ended June 30, 2015 and June 30, 2014, respectively. Our effective tax rate for the six months ended June 30, 2015 is 34.5% compared to 28.1% for the same period in the prior year. The difference in the tax rate is due to the Texas Margins Tax, other non-deductible expenses, and a change in Texas Margins Tax Rate enacted in the current quarter.

Liquidity and Capital Resources
Overview
During the last twenty-four months, we have funded our operations, including capital expenditures, through our cash flow from operations and a draw on our revolving credit facility, except for light duty trucks that were leased. Prior to this time, we had historically funded our operations and capital expenditures with bank borrowings, vendor financings, cash flow from operations, the issuance of senior notes and the proceeds from our public and private equity offerings.
As of June 30, 2015, we had $75.2 million in cash and cash equivalents, $306.8 million in contractual debt and capital leases and $0.2 million of accounts payable related to equipment. Also, as of June 30, 2015, we had 588,059 outstanding shares of Series B Preferred Stock, which is reflected in the balance sheet as temporary equity in the amount of $14.6 million. During periods when the Company's common stock maintains a five day volume weighted average trading price above $3.33 per share, the Series B Preferred Stock is redeemable, in whole or in part, at the Company's option for a price of $25 per share, plus accrued and unpaid dividends. Nevertheless, if the Company elects to redeem the Series B Preferred Stock, the holders thereof would have the opportunity prior to redemption to convert each share of the Series B Preferred Stock into nine shares of common stock. In May 2017, the Company is required to redeem the Series B Preferred Stock at 95% of the fair market value of the common stock as determined in accordance with the certificate of designation of the Series B Preferred Stock.
The $306.8 million in contractual debt was comprised of $280.0 million in senior notes, $11.8 million in notes and/or capital leases on equipment and insurance notes, and $15.0 million drawn on our revolving credit facility. Of our total debt, $285.0 million of the outstanding contractual debt was classified as long-term debt and $21.8 million was short-term debt outstanding or the current portion of long-term debt. In addition, we have $0.2 million of non-interest bearing short-term equipment vendor financings for well servicing rigs and other equipment included in accounts payable. The $11.8 million in equipment and insurance notes consisted of $9.9 million in equipment notes and $1.9 million in insurance notes related to our general liability, workers compensation, and other insurances. We incurred $4.0 million and $2.2 million for capital equipment acquisitions during the three and six months ended June 30, 2015, respectively, compared to $2.2 million and $11.8 million for the three and six months ended June 30, 2014, respectively.
On September 9, 2011, we entered into a loan and security agreement with certain lenders and Regions Bank, as agent for the secured parties, or the Agent. This loan and security agreement was amended, in December 2011, July 2012 and July 2013. The loan and security agreement, as amended, provides for an asset based revolving credit facility with a maximum borrowing credit of $90.0 million subject to borrowing base availability, any reserves established by the facility agent in its discretion, compliance with a fixed coverage charge ratio covenant if availability under the facility falls below certain thresholds and, for borrowings above $75.0 million, compliance with the debt incurrence covenant in the indenture governing the 9% Senior Notes that prohibits the incurrence of debt except for certain limited exceptions, including indebtedness incurred under the permitted credit facility debt basket to the greater of $75.0 million or 18% of our Consolidated Tangible Assets (as defined in the indenture governing the 9% Senior Notes) reported for the last fiscal quarter for which financial statements are available. Under the indenture governing the 9% Senior Notes, Consolidated Tangible Assets is defined as our total assets, determined on a consolidated basis in accordance with GAAP, excluding unamortized debt discount and expenses and other unamortized deferred charges, to the extent such items are non-cash expenses or charges, goodwill, patents, trademarks, service marks, trade names, copyrights and other items properly classified as intangibles in accordance with GAAP. As of June 30, 2015, 18% of our Consolidated Tangible Assets was approximately $77.4 million. Under the loan and security agreement, our borrowing base at any time is equal to (i) 85% of eligible accounts, which are determined by Agent in its reasonable discretion, plus (ii) the lesser of 85% of the appraised value, subject to certain adjustments, of our well servicing equipment that has been properly pledged and appraised, is in good operating condition and is located in the United States, or 100% of the net book value of such equipment, minus(iii) any reserves established by the Agent in its reasonable discretion. As of June 30, 2015, borrowing base was $90 million and borrowing availability was $54.8 million. As amended, the loan and security agreement has a stated maturity of July 26, 2018.
Borrowings under the loan and security agreement bear interest at a rate equal to either (a) the LIBOR rate plus an applicable margin of between 2.00% to 2.50% based on borrowing availability or (b) a base rate plus an applicable margin of between 1.00% to 1.50% based on borrowing availability, where the base rate is equal to the greater of the prime rate established by Regions Bank, the overnight federal funds rate plus 0.50% or the LIBOR rate for a one month period plus 1.00%.
As of June 30, 2015, there was $15.0 million drawn at an effective interest rate of 2.25% and $7.6 million in outstanding letters of credit outstanding against the facility.

In June 2011, we issued $280.0 million aggregate principal amount of 9% Senior Notes. The indenture governing the 9% Senior Notes and the loan agreement governing our senior secured revolving credit facility impose significant restrictions on us and increase our vulnerability to adverse economic and industry conditions that could limit our ability to obtain additional or replacement financing. For example, the indenture governing the 9% Senior Notes only allows us to incur indebtedness, other than certain specific types of permitted indebtedness, if such indebtedness is unsecured and if the Fixed Charge Coverage Ratio (as defined in such indenture) for the most recently completed four full fiscal quarters is at least 2.0 to 1.0. We are currently able to incur indebtedness under this ratio. Our credit facility only allows us to incur specific types of permitted indebtedness, which includes a $40.0 million basket of permitted indebtedness for capital leases, mortgage financings or purchase money obligations incurred for the purpose of installation or improvement of property, plant or equipment.
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

Cash Flows

Our cash flows depend, to a large degree, on the level of spending by oil and gas companies' development and production activities. Sustained increases or decreases in the price of natural gas or oil could have a material impact on these activities, and could also materially affect our cash flows. Certain sources and uses of cash, such as the level of discretionary capital expenditures, purchases and sales of investments, issuances and repurchases of debt and of our common stock are within our control and are adjusted as necessary based on market conditions.

Cash Flows from Operating Activities

Net cash provided by operating activities totaled $30.8 million for the six months ended June 30, 2015, compared to $7.1 million for the six months ended June 30, 2014. The increase in cash provided by operating activities of $23.6 million for the six months ending June 30, 2015 was primarily due to various changes in working capital in the normal course of business. A decrease in accounts receivable partially offset by a decrease in accounts payable generated a net increase in cash flow between the two periods of $23.6 million.

Cash Flows from Investing Activities

Cash flows used in investing activities was $2.2 million for the six months ending June 30, 2015 compared to $13.5 million for the same period in 2014. The change was primarily related to a reduction in the purchase of property and equipment which decreased from $13.7 million for the six months ended June 30, 2014 compared to $5.4 million for the current period.
Capital expenditures for the first half of 2015 were comprised of additions to our fluid logistics segment of approximately $3.4 million and additions to our well servicing segment of approximately $4.0 million. Additions to the fluid logistics segment were primarily specialized frac tanks and the purchase of vacuum trucks, trailers, and winch trucks which were previously on operating leases and at the end of their respective terms. Additions to the well servicing segment included swab rigs, vehicles, and other ancillary equipment. In addition, we have one additional swab rig on order that we expect will be delivered during the third quarter of 2015, which was ordered in 2014, and we have certain operating leases that mature in 2015. We anticipate purchasing the equipment we were formerly leasing. We have an option of purchasing the equipment for cash or we believe we may be able to finance the purchase price through installment notes with the lessors, although there can be no assurance such financing will be available on terms acceptable by the Company. We estimate the purchase price for leased equipment we will purchase through the remainder of 2015 will be approximately $1.7 million.
Cash Flows from Financing Activities

Cash flows supplied by financing activities was $11.7 million compared to cash flows used in financing activities of $3.3 million for the six months ended June 30, 2015 and June 30, 2014, respectively, a difference of approximately $15.0 million, primarily due to proceeds drawn on our revolving credit facility.

Off-Balance Sheet Arrangements

We are often party to certain transactions that require off-balance sheet arrangements such as performance bonds, guarantees, operating leases for equipment, and bank guarantees that are not reflected in our condensed consolidated balance sheets. These arrangements are made in our normal course of business and they are not reasonably likely to have a current or future material adverse effect on our financial condition, results of operations, liquidity or cash flows. See Note 10 - Commitment and Contingencies.

Contractual Obligations and Financing

In May 2017, the Company is required to redeem any of its shares of Series B Preferred Stock then outstanding. Such mandatory redemption may, at the Company’s election, be paid in cash or common stock (valued for such purpose at 95% of the then fair market value of the common stock). As of June 30, 2015, we had 588,059 shares of Series B Preferred Stock outstanding.

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

Critical Accounting Policies and Estimates

The preparation of our condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the dates of the financial statements and the reported amounts of revenue and expenses during the applicable reporting periods. On an ongoing basis, management reviews its estimates, particularly those related to depreciation and amortization methods, useful lives and impairment of long-lived assets, and asset retirement obligations, using currently available information. Changes in facts and circumstances may result in revised estimates, and actual results could differ from those estimates. There have been no material changes to the critical accounting policies and estimates set forth in Item 7 in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the market risk disclosures set forth in Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2015, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures over financial reporting were effective.

Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13-a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Not applicable.

Item 5. Other Information

On July 30, 2015, the Company entered into a First Amendment to Employment Agreement with each of John E. Crisp, Charles C. Forbes, Jr. and L. Melvin Cooper for the purpose of clarifying the confidentiality and non-disclosure obligations under his employment agreement with the Company. Copies of the First Amendment to Employment Agreement for each of John E. Crisp, Charles C. Forbes, Jr. and L. Melvin Cooper are attached hereto as Exhibit 10.1, Exhibit 10.2 and Exhibit 10.3, respectively.

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

4.5	—	Specimen Certificate for the Company’s common stock, $0.04 par value (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form 8-A filed August 12, 2011).
10.1*	—	First Amendment to the Employment Agreement made effective July 30, 2015 by and between Forbes Energy Services Ltd. and John E. Crisp.
10.2*	—	First Amendment to the Employment Agreement made effective July 30, 2015 by and between Forbes Energy Services Ltd. and Charles C. Forbes, Jr.
10.3*	—	First Amendment to the Employment Agreement made effective July 30, 2015 by and between Forbes Energy Services Ltd. and L. Melvin Cooper.
31.1*	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).
31.2*	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).
32.1*	—	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	—	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	—	Interactive Data Files
 _________________________

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORBES ENERGY SERVICES LTD.

August 12, 2015	By:	/s/ JOHN E. CRISP
John E. Crisp Chairman, Chief Executive Officer and President (Principal Executive Officer)

August 12, 2015	By:	/S/ L. MELVIN COOPER
L. Melvin Cooper Senior Vice President, Chief Financial Officer and Assistant Secretary (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Number		Description of Exhibits
2.1	—
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

4.5	—	Specimen Certificate for the Company’s common stock, $0.04 par value (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form 8-A filed August 12, 2011).
10.1*	—	First Amendment to the Employment Agreement made effective July 30, 2015 by and between Forbes Energy Services Ltd. and John E. Crisp.
10.2*	—	First Amendment to the Employment Agreement made effective July 30, 2015 by and between Forbes Energy Services Ltd. and Charles C. Forbes, Jr.
10.3*	—	First Amendment to the Employment Agreement made effective July 30, 2015 by and between Forbes Energy Services Ltd. and L. Melvin Cooper.
31.1*	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).
31.2*	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).
32.1*	—	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	—	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	—	Interactive Data Files
 _________________________

*	Filed herewith.