Form 10-K
period 2015-12-31
Forbes Energy Services Ltd.
filed 2016-03-30
CIK 1434842

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________________
Form 10-K
____________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    ☐  Yes    ☒  No
The aggregate market value of the stock held by non-affiliates of the registrant as of the last business day of the most recently completed second fiscal quarter, June 30, 2015, was approximately $20.8 million based on the closing sales price of the registrant’s common stock as reported by the NASDAQ Global Market on June 30, 2015 of $1.38 per share and 15,084,263 shares held by non-affiliates.
As of March 29, 2016, there were 22,214,855 common shares outstanding.

FORBES ENERGY SERVICES LTD. AND SUBSIDIARIES (a/k/a the “Forbes Group”)

i

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K and any oral statements made in connection with it include certain forward-looking statements within the meaning of the federal securities laws. You can generally identify forward-looking statements by the appearance in such a statement of words like “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project” or “should” or other comparable words or the negative of these words. When you consider our forward-looking statements, you should keep in mind the risk factors we describe and other cautionary statements we make in this Annual Report on Form 10-K. Our forward-looking statements are only predictions based on expectations that we believe are reasonable. Our actual results could differ materially from those anticipated in, or implied by, these forward-looking statements as a result of known risks and uncertainties set forth below and elsewhere in this Annual Report on Form 10-K. These factors include or relate to the following:

•	oil and natural gas commodity prices;

•	market response to global demands to curtail use of oil and natural gas;

•	capital budgets and spending by the oil and natural gas industry;

•	supply and demand for oilfield services and industry activity levels;

•	the ability or willingness of the Organization of Petroleum Exporting Countries, or OPEC, to set and maintain production levels for oil;

•	oil and natural gas production levels by non-OPEC countries;

•	our ability to maintain stable pricing;

•	our level of indebtedness;

•	possible impairment of our long-lived assets;

•	potential for excess capacity;

•	competition;

•	substantial capital requirements;

•	significant operating and financial restrictions under our indenture and revolving credit facility;

•	technological obsolescence of operating equipment;

•	dependence on certain key employees;

•	concentration of customers;

•	substantial additional costs of compliance with reporting obligations, the Sarbanes-Oxley Act and indenture covenants;

•	seasonality of oilfield services activity;

•	collection of accounts receivable;

•	environmental and other governmental regulation, including potential climate change legislation;

•	the potential disruption of business activities caused by the physical effects, if any, of climate change;

•	risks inherent in our operations;

•	ability to fully integrate future acquisitions;

•	variation from projected operating and financial data;

•	variation from budgeted and projected capital expenditures;

•	volatility of global financial markets; and

•	the other factors discussed under “Risk Factors” on page 10 of this Annual Report on Form 10-K.
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

Overview
Forbes Energy Services Ltd., or FES Ltd., is an independent oilfield services contractor that provides a wide range of well site services to oil and natural gas drilling and producing companies to help develop and enhance the production of oil and natural gas. These services include fluid hauling, fluid disposal, well maintenance, completion services, workovers, and recompletions, plugging and abandonment, and tubing testing. Our operations are concentrated in the major onshore oil and natural gas producing regions of Texas, with an additional location in Pennsylvania. Prior to its closure in August 2015, we had one location in Mississippi. We believe that our broad range of services, which extends from initial drilling, through production, to eventual abandonment, is fundamental to establishing and maintaining the flow of oil and natural gas throughout the life cycle of our customers’ wells. Our headquarters and executive offices are located at 3000 South Business Highway 281, Alice, Texas 78332. We can be reached by phone at (361) 664-0549.
As used in this Annual Report on Form 10-K, the “Company,” the “Forbes Group,” “we,” and “our” mean FES Ltd. and its subsidiaries, except as otherwise indicated.
We currently provide a wide range of services to a diverse group of companies. During the year ended December 31, 2015, we provided services to over 700 companies. John E. Crisp and Charles C. Forbes, Jr., members of our senior management team, have cultivated deep and ongoing relationships with our customers during their average of over 39 years of experience in the oilfield services industry. For the year ended December 31, 2015, we generated total revenues of approximately $244.1 million.
We currently conduct our operations through the following two business segments:

•
Well Servicing. The well servicing segment comprised 61.8% of our total revenues for the year ended December 31, 2015. At December 31, 2015, our well servicing segment utilized our fleet of well servicing rigs, which was comprised of 159 workover rigs and 14 swabbing rigs, six coiled tubing spreads, and related assets and equipment. These assets are used to provide (i) well maintenance, including remedial repairs and removal and replacement of downhole production equipment, (ii) well workovers, including significant downhole repairs, re-completions and re-perforations, (iii) completion and swabbing activities, (iv) plugging and abandonment services, and (v) testing of oil and natural gas production tubing.

•
Fluid Logistics. The fluid logistics segment comprised 38.2% of our total revenues for the year ended December 31, 2015. Our fluid logistics segment utilized our fleet of owned or leased fluid transport trucks and related assets, including specialized vacuum, high-pressure pump and tank trucks, frac tanks, water wells, salt water disposal wells and facilities, and related equipment. These assets are used to provide, transport, store, and dispose of a variety of drilling and produced fluids used in, and generated by, oil and natural gas production. These services are required in most workover and completion projects and are routinely used in the daily operation of producing wells.

We believe that our two business segments are complementary and create synergies in terms of selling opportunities. Our multiple lines of service are designed to capitalize on our existing customer base to grow within existing markets, generate more business from existing customers, and increase our operating performance. By offering our customers the ability to reduce the number of vendors they use, we believe that we help improve our customers’ efficiency. This is demonstrated by the fact that 83.5% of our total revenues for the year ended December 31, 2015 were from customers that utilized services of both of our business segments. Further, by having multiple service offerings that span the life cycle of the well, we believe that we have a competitive advantage over smaller competitors offering more limited services.

The following table summarizes the number of locations and major components of our equipment fleet as of the dates indicated.

	December 31,
	2015	2014	2013
Locations	25	28	27
Well Servicing Segment:
Workover rigs	159	158	157
Swabbing rigs	14	11	10
Tubing testing units	9	9	9
Coiled tubing spreads	6	6	5
Fluid logistics segment:
Vacuum trucks (1)	453	453	480
Other heavy trucks (1)	146	134	111
Frac tanks and fluid mixing tanks	3,060	3,209	3,271
Salt water disposal wells (2)	22	23	24
 ____________________

(1)	At December 31, 2015, 121 vacuum trucks and 21 other heavy trucks, included in the above equipment counts, were leased.

(2)
At December 31, 2015, 17 salt water disposal wells, included in the above well count, were subject to verbal or written ground leases or other operating arrangements with third parties. The above well count does not include one well that has been permitted and drilled but has not been completed.

Corporate Structure
FES Ltd. was initially organized as a Bermuda exempt company on April 9, 2008. On August 12, 2011, FES Ltd. discontinued its existence as a Bermuda entity and converted into a Texas corporation, or the Texas Conversion. FES Ltd. has been and is the holding company for all of our operations. Forbes Energy Services LLC, or FES LLC, a Delaware limited liability company, is a wholly-owned subsidiary of FES Ltd. that acts as an intermediate holding company for our direct and indirect wholly-owned operating companies that have conducted our business historically: C.C. Forbes, LLC, or CCF, TX Energy Services, LLC, or TES, and Forbes Energy International, LLC, or FEI. Effective July 1, 2015, we completed an internal corporate reorganization, which simplified our corporate structure. Our former subsidiary, Superior Tubing Testers, LLC, merged with and into CCF.
In connection with the Texas Conversion, FES Ltd. effected a 4-to-1 share consolidation, whereby each four shares of common stock of FES Ltd. with a par value $0.01 per share were consolidated into a single share of common stock with a par value $0.04. On August 16, 2011, the common stock of FES Ltd. was listed and began trading on the NASDAQ Global Market. As further discussed in more detail under Recent Events on page 24 of this Annual Report on Form 10-K, FES Ltd. intends to transfer its listing from the NASDAQ Global Market to the NASDAQ Capital Market.
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

•
High Level of Customer Retention. Our top customers include many of the largest integrated and independent oil and natural gas companies operating onshore in the United States. We believe that our success is growing in our existing markets with existing customers due to the quality of our well servicing rigs, our personnel, and our safety record. We believe members of our senior management team have maintained excellent working relationships with our top customers in the United States during their average of over 39 years of experience in the oilfield services industry. We believe the complementary nature of our two business segments also helps retain customers because of the efficiency we offer a customer that has multiple needs at the wellsite. Notably, 83.5% of our total revenues from the year ended December 31, 2015 were from customers that utilize services in both of our business segments.

•
Industry-Leading Safety Record. During 2015, we had approximately 69.2% fewer reported incidents than the industry average as published by the Bureau of Labor Statistics. We believe that our safety record and reputation are critical factors to purchasing and operations managers in their decision-making process. We have a strong safety culture based on our training programs and safety seminars for our employees and customers. For example, for several years, members of our senior management have played an integral part in joint safety training meetings with customer personnel. In addition, our deployment of new well servicing rigs with enhanced safety features has contributed to our strong safety record and reputation.

•
Experienced Senior Management Team and Operations Staff. Our senior management team of John E. Crisp and Charles C. Forbes, Jr. have over 75 years of combined experience within the oilfield services industry. In addition, our next level of management, which includes our location managers, has an average of over 35 years of experience in the industry.

Our Business Strategy
Our strategy in this rapidly changing market:

•
Maintain Maximum Asset Utilization. We constantly monitor asset usage and industry trends as we strive to maximize utilization. We accomplish this through moving assets from regions with less activity to those with more activity or that are increasing in activity. We are focusing on basins that are either predominantly oil or contain natural gas with high liquids content, such as the Eagle Ford Shale basin in South Texas. In the current environment of the industry downturn, we are minimizing costs by concentrating utilization in as few assets as possible while eliminating or substantially reducing our operating expenses on the inactive assets.

•
Maintain a Presence in Proven and Established Oil and Liquids Rich Basins. We focus our operations on customers that operate in well-established basins which have proven production histories and that have maintained a high level of activity throughout various oil and natural gas pricing environments. We believe production-related services help create a more stable revenue stream, as such services are tied more to producing wells and less to drilling activity. Our experience shows that historically, production-related services have generally withstood depressed economic or industry conditions better than drilling services.

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

•
Maintain a Disciplined Growth Strategy. We strategically evaluate opportunities for growth and expansion. In order to maximize our ability to take advantage of growth opportunities, from time to time, we have closed or sold operations in certain areas. In the current environment of the industry downturn, we are more focused on cost reductions which generally involve the review of all locations for potential cost savings, up to and including closing the location.

•
Minimize Expenses. We constantly review our expenses seeking opportunities to reduce costs including, but not limited to, closing locations, reducing middle management, eliminating rental equipment, wage reductions, vendor consolidation, and headcount reductions, particularly during industry downturns such as the current condition. We believe these initiatives are necessary in order for the Company to be competitive in the market environment.

Description of Business Segments
Well Servicing Segment
Through a fleet of 173 well servicing rigs, as of December 31, 2015, located in 12 operational areas across Texas and one in Pennsylvania, we provide a comprehensive offering of well services to oil and natural gas companies, including completions of newly drilled oil and natural gas wells, wellbore maintenance, workovers and recompletions, tubing testing, and plugging and abandonment services. We currently operate six coiled tubing spreads that are used to mill, log, perforate, clean out, drill plugs, cement, acidize, and fish/retrieve tools/pipe in producing oil and gas wells. The services offered are customized to the customer's job specific requirements. Our well servicing rig fleet has an average age of less than nine years. As part of our operational strategy, we enhanced our design specifications to improve the operational and safety characteristics of our well servicing rigs compared with some of the older well servicing rigs operated by others in the industry. These include increased derrick height and weight ratings and increased mud pump horsepower. We believe these enhanced features translate into increased demand for our equipment and services along with better pricing for our equipment and personnel. In addition, we augment our well servicing rig fleet with auxiliary equipment, such as mud pumps, power swivels, mud plants, mud tanks, blow-out preventers, lighting plants, generators, pipe racks, and tongs, which results in incremental rental revenue and increases the profitability of a typical well servicing job.
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

•
Tubing Testing. Our downhole testing units provide downhole tubing testing services that allow operators to verify tubing integrity. Tubing testing services are performed as production tubing is run into a new wellbore or on older wellbores as production tubing is replaced during a workover operation. In addition to our downhole testing units, our electromagnetic scan trucks scan tubing while out of the wellbore. This scanning function provides key operational information related to corrosion pitting, holes and splits, and wall loss on tubing. Tubing testing services are complementary to our other service offerings and provide a significant opportunity for cross-selling.

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

Fluid Logistics Segment
Our fluid logistics segment provides an integrated array of oilfield fluid sales, transportation, storage, and disposal services that are required on most workover, drilling, and completion projects and are routinely used in daily operation of producing wells by oil and natural gas producers. We have a substantial operational footprint with 14 fluid logistics locations across Texas as of December 31, 2015, and an extensive fleet of transportation trucks, high-pressure pump trucks, hot oil trucks, frac tanks, fluid mixing tanks and salt water disposal wells. This combination of services enables us to provide a one-stop source for oil and natural gas companies. Although there are large operators in our areas, we believe that the vast majority of our smaller competitors in this segment can provide some, but not all, of the equipment and services required by customers, thereby requiring our customers to use several companies to meet their requirements and increasing their administrative burden. In addition, by pursuing an integrated approach to service, we experience increased asset utilization rates, as multiple assets are usually required to service a customer.
We provide the following services in our fluid logistics segment:

•
Fluid Hauling. At December 31, 2015, we owned or leased 453 fluid service vacuum trucks, trailers, and other hauling trucks equipped with a fluid hauling capacity of up to 150 barrels per unit, with most of the units having a capacity of 130 barrels. Each fluid service truck unit is equipped to pump fluids from or into wells, pits, tanks, and other on-site storage facilities. The majority of our fluid service truck units are also used to transport water to fill frac tanks on well locations, including frac tanks provided by us and others, to transport produced salt water to disposal wells, including injection wells owned and/or operated by us, and to transport drilling and completion fluids to and from well locations. In conjunction with the rental of frac tanks, we use fluid service trucks to transport water for use by our customers in fracturing operations. Following completion of fracturing operations by our customers, our fluid service trucks are used to transport the flowback produced as a result of the fracturing operations from the wellsite to disposal wells. We also operate several hot oil trucks which are capable of providing heated water and oil for use in well and pipe maintenance.

•
Disposal Services. Most oil and natural gas wells produce varying amounts of salt water throughout their productive lives. Under Texas law, oil and natural gas waste and salt water produced from oil and natural gas wells are required to be disposed of in authorized facilities, including permitted salt water disposal wells. Injection wells are licensed by state authorities and are completed in permeable formations below the fresh water table. At December 31, 2015, we operated 22 disposal wells in 19 locations across Texas, with an aggregate injection capacity of approximately 236,000 barrels per day. The wells are permitted to dispose of salt water and incidental non-hazardous oil and natural gas wastes throughout our operational bases in Texas. It is our intent to locate the salt water disposal wells in close proximity to the producing wells of our customers. Although, in the normal course of production development, it is not uncommon for drilling and production activity to migrate closer to or further away from our disposal wells. We maintain separators at all of our disposal wells, that permit us to reclaim residual crude oil that we sell.

•
Equipment Rental. At December 31, 2015, we owned a fleet of 3,060 fluid storage tanks that can store up to 500 barrels of fluid each. This equipment is used by oilfield operators to store various fluids at the wellsite, including fresh water, brine and acid for frac jobs, flowback, temporary production, and drilling fluids. We transport the tanks with our trucks to well locations that are usually within a 75-mile radius of our nearest location. Frac tanks are used during all phases of the life of a producing well. A typical fracturing operation conducted by a customer can be completed within four days using five to 40 or more frac tanks. We believe we maintain one of the youngest frac tank fleets in the industry with an average equipment age of approximately five years.

•
Fluid Sales. We sell and transport a variety of chemicals and fluids used in drilling, completion, and workover operations for oil and natural gas wells. Although this is a relatively small percentage of our overall business, the provision of these chemicals and fluids increases utilization of and enhances revenues from the associated equipment. Through these services, we provide fresh water used in fracturing fluid, completion fluids, cement, and drilling mud. In addition, we provide potassium chloride for completion fluids, brine water, and water-based drilling mud.

Financial Information about Segments and Geographic Areas
See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 14 to our consolidated financial statements included in this Annual Report on Form 10-K for further discussion regarding financial information by segment and geographic location.
Seasonality
Our operations are impacted by seasonal factors. Historically, our business has been negatively impacted during the winter months due to inclement weather, fewer daylight hours, and holidays. Our well servicing rigs are mobile and we operate a significant number of oilfield vehicles. During periods of heavy snow, ice or rain, we may not be able to move our equipment between locations, thereby reducing our ability to generate rig or truck hours. In addition, the majority of our well servicing rigs work only during daylight hours. In the winter months, as daylight time becomes shorter, the amount of time that the well servicing rigs work is shortened, which has a negative impact on total hours worked. Finally, we historically have experienced significant slowdown during the Thanksgiving and Christmas holiday seasons.
In addition, the oil and natural gas industry has traditionally been volatile and is influenced by a combination of long-term, short-term and cyclical trends, including the domestic and international supply and demand for oil and natural gas, current and expected future prices for oil and natural gas and the perceived stability and sustainability of those prices. Such cyclical trends also include the resultant levels of cash flows generated and allocated by exploration and production companies to their drilling, completion and workover budget. The volatility of the oil and natural gas industry and the recent precipitous decline in oil and natural gas prices have negatively impacted the level of exploration and production activity and capital expenditures by our customers. This has adversely affected, and in the future may adversely affect, the demand for our services, which has had, and if it continues, will continue to have, a material adverse effect on our business, financial condition, results of operations, and cash flows.
Sales Organization
The sales structure is primarily decentralized where each of our business regions cultivates and maintains relationships with customer representatives who manage operations in their respective regions. At the regional level, management maintains relationships with key personnel in operators' branch or division offices and in each business unit function. In the field, district, or yard managers and supervisors are the primary point of contact for sales to operator field representatives. At the corporate level, account managers are assigned to our larger customers to act as liaison between the number of customer contacts within the organization and the appropriate contacts within each function of the Forbes organization. Sales representatives typically serve multiple roles and in that way are involved in most aspects of the sales cycle, from order fulfillment to billing. Our customers represent both large and small independent oil and gas companies that are largely managed at the field level, and depending on the structure, have corporate procurement groups also coordinating supply chain decisions. We cross-market our well servicing rigs along with our fluid logistics services, thereby offering our customers the ability to minimize vendors, which we believe improves the efficiency of our customers. This is demonstrated by the fact that 83.5% of our revenues for the year ended December 31, 2015 was from customers that utilized services of both of our business segments.
Employees
As of December 31, 2014, we had 2,232 employees and, as a result of cost saving measures during the ongoing industry downturn, as of December 31, 2015, we had 1,182 employees, a reduction of 1,050 employees, or 47.0%.
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
Competition
Our competition includes small regional service providers as well as larger companies with operations throughout the continental United States and internationally. Our larger competitors are Basic Energy Services, Inc., Superior Energy Services, Inc., Heckman Corporation, Key Energy Services, Inc., C&J Energy Services, Inc., and Stallion Oilfield Services, Ltd. We believe that some of these larger competitors have centralized management teams that direct their operations and decision-making primarily from corporate and regional headquarters. In addition, because of their size, these companies market a large portion of their work to the major oil and natural gas companies. We compete primarily on the basis of the young age and quality of our equipment, our safety record, the quality and expertise of our employees, and our responsiveness to customer needs.
Customers
We served in excess of 700 customers during the year ended December 31, 2015. For the years ended December 31, 2015, 2014, and 2013, our largest customer in each year comprised approximately 17.2%, 18.8%, and 10.5% of our total revenues, our five largest customers comprised approximately 48.5%, 42.7%, and 34.6% of our total revenues, and our ten largest customers comprised approximately 67.0%, 56.6%, and 49.7% of our total revenues. During 2015, ConocoPhillips made up 17.2% and Anadarko Petroleum Corporation made up 11.3% of our total revenues. During 2014 and 2013, ConocoPhillips made up 18.8%, and 10.5% of our total revenues, respectively. The loss of our top customer or of several of the customers in the top ten would materially adversely affect our revenues and results of operations. There can be no assurance that lost revenues could be replaced in a timely manner or at all, especially given the current market conditions.
We have master service agreements in place with most of our customers, under which jobs or projects are awarded on the basis of price, type of service, location of equipment, and the experience level of work crews. Our business segments charge customers by the hour, by the day, or by the project for the services, equipment, and personnel we provide.

Suppliers
We purchase well servicing chemicals, drilling fluids, and related supplies from various third-party suppliers. We purchase potassium chloride from three suppliers: Agri-Empresa, Inc., Chem Tech Services, Inc. and Tetra Technologies, Inc. For all other well servicing products, such as barite, surfactants, and drilling fluids, we purchase from various suppliers of well servicing products when needed.
Although we do not have written agreements with any of our suppliers (other than leases with respect to certain equipment), we have not historically suffered from an inability to purchase or lease equipment or purchase raw materials.

Insurance
Our operations are subject to risks inherent in the oilfield services industry, such as equipment defects, malfunctions, failures and natural disasters. In addition, hazards such as unusual or unexpected geological formations, pressures, blow-outs, fires or other conditions may be encountered in drilling and servicing wells, as well as the transportation of fluids and our assets between locations. We have obtained insurance coverage against certain of these risks which we believe is customary in the industry. We have $100.0 million of excess liability coverage. Each of our workers' compensation/employer's liability and automobile liability policies has a $1.0 million dollar deductible. Our general liability policy is self-insured up to $1.0 million for each occurrence. We also make estimates and accrue for amounts we expect to owe in excess of any insurance and to satisfy deductibles or self-insured retentions. Such insurance is subject to coverage limits and exclusions and may not be available for all of the risks and hazards to which we are exposed. In addition, no assurance can be given that such insurance will be adequate to cover our liabilities or will be generally available in the future or, if available, that premiums will be commercially justifiable. If we incur substantial liability and such damages are not covered by insurance or are in excess of policy limits, or if we incur such liability at a time when we are not able to obtain liability insurance, our business, results of operations, and financial condition could be materially and adversely affected.
Environmental Regulations
Our operations are subject to various federal, state and local laws and regulations in the United States pertaining to health, safety, and the environment. Laws and regulations protecting the environment have become more stringent over the years, and in certain circumstances may impose strict liability, rendering us liable for environmental damage without regard to negligence or fault on our part. Moreover, cleanup costs, penalties, and other damages arising as a result of new, or changes to existing, environmental laws and regulations could be substantial and could have a material adverse effect on our financial condition, results of operations, and cash flows. We believe that we conduct our operations in substantial compliance with current United States federal, state, and local requirements related to health, safety and the environment. There were no material liabilities for each of the years ended December 31, 2015, 2014, and 2013.
The following is a summary of the more significant existing environmental, health, and safety laws and regulations to which our operations are subject and for which compliance may have a material adverse effect on our results of operation or financial position. See Item 1A on page 10 of this Annual Report for further details on the following: Risk Factors—Due to the nature of our business, we may be subject to environmental liability.
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
We also generate solid wastes that are subject to the requirements of the Resource Conservation and Recovery Act, as amended, or RCRA, and comparable state statutes. Certain materials generated in the exploration, development, or production of crude oil and natural gas are excluded from RCRA’s hazardous waste regulation under RCRA Subtitle C, but may be subject to regulation as a solid waste under RCRA Subtitle D. Moreover, these wastes, which include wastes currently generated during our operations, could be designated as “hazardous wastes” in the future and become subject to more rigorous and costly disposal requirements. Any such changes in the laws and regulations could have a material adverse effect on our operating expenses.

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
Air Emissions
Our facilities and operations are also subject to regulation under the Clean Air Act (CAA) and analogous state and local laws and regulations for air emissions. Changes in and scheduled implementation of these laws could lead to the imposition of new air pollution control requirements for our operations. Therefore, we may incur future capital expenditures to upgrade or modify air pollution control equipment or come into compliance where needed. We believe that our operations are in substantial compliance with CAA requirements. The EPA proposed to amend the new source performance standards for the oil and natural gas source category on September 18, 2015 and expects to finalize by June 2016 new regulations that will regulate methane emissions from the oil and gas sector. The Obama Administration seeks to reduce methane emissions from new and modified infrastructure and equipment in the oil and gas sector, including the drilling of new wells, by up to 45% from 2012 levels by the year 2025.
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
Climate Change Regulation
Continued political attention to issues concerning climate change, the role of human activity in it, and potential mitigation through regulation could have a material impact on our operations and financial results. International agreements and national or regional legislation and regulatory measures to limit greenhouse emissions are currently in various stages of discussion or implementation. These and other greenhouse gas emissions-related laws, policies, and regulations may result in substantial capital, compliance, operating and maintenance costs. Material price increases or incentives to conserve or use alternative energy sources could reduce demand for services that we currently provide and adversely affect our operations and financial results. The ultimate financial impact associated with compliance with these laws and regulations is uncertain and is expected to vary depending on the laws enacted in each jurisdiction, our activities in those jurisdictions and market conditions.
Other Laws and Regulations
We operate salt water disposal wells that are subject to the CWA, Safe Drinking Water Act, and state and local laws and regulations, including those established by the EPA’s Underground Injection Control Program which establishes the minimum program requirements. Our salt water disposal wells are located in Texas, which requires us to obtain a permit to operate each of these wells. We have such permits for each of our operating salt water disposal wells. The Texas regulatory agency may suspend or modify, suspend or terminate any of these permits if such well operation is likely to result in pollution of fresh water, substantial violation of permit conditions or applicable rules, contributes to seismic activity or leaks to the environment. We maintain insurance against some risks associated with our well service activities, but there can be no assurance that this insurance will continue to be commercially available or available at premium levels that justify its purchase by us. The occurrence of a significant event that is not fully insured or indemnified could have a materially adverse effect on our financial condition and operations. In addition, hydraulic fracturing practices have come under increased scrutiny in recent years as various regulatory bodies and public interest groups investigate the potential impacts of hydraulic fracturing on fresh water sources. Risks associated with potential regulation of hydraulic fracturing are discussed in more detail under Item 1A. Risk Factors: Federal and state legislative and regulatory initiatives relating to hydraulic fracturing could result in increased cost and additional operating restrictions or delays.

Recent Events
Our common stock is currently listed on The NASDAQ Global Market. NASDAQ has minimum requirements that a company must meet in order to remain listed on The NASDAQ Global Market. These requirements include maintaining a minimum closing bid price of $1.00 per share, or the Bid Price Requirement, and a minimum market value of publicly held shares of $5 million, or the Market Value Requirement. On October 2, 2015, the Company received a letter from NASDAQ notifying it that for the previous 30 consecutive business days, the closing bid price for the Company’s common stock was below the Bid Price Requirement for continued listing on The NASDAQ Global Market. In accordance with NASDAQ listing rules, we were afforded 180 calendar days, or until March 28, 2016, to regain compliance with the Bid Price Requirement. On December 23, 2015, the Company received a letter from NASDAQ notifying it that for the previous 30 consecutive business days, the market value of publicly held shares for the Company’s common stock was below the Market Value Requirement for continued listing on The NASDAQ Global Market. In accordance with NASDAQ listing rules, the Company was afforded 180 calendar days, or until June 20, 2016, to regain compliance with the Market Value Requirement.

In anticipation of not meeting the Bid Price Requirement by March 28, 2016, we applied to transfer the listing of the Company’s common stock to The NASDAQ Capital Market on March 23, 2016. If the Company’s transfer application is approved and the Company is able to meet certain continued listing and initial listing criteria for listing on The NASDAQ Capital Market, the Company expects to be afforded an additional 180 calendar day compliance period to regain compliance with the Bid Price Requirement (as applied to listing on The NASDAQ Capital Market). However, the Company cannot assure you that it will in fact be afforded an additional 180 calendar day compliance period, in part since NASDAQ retains discretion to not afford the Company an additional compliance period irrespective of the Company meeting these initial listing criteria. In such a case, the Company’s common stock will be subject to delisting. If the Company’s transfer application is approved and it is afforded an additional 180 calendar day compliance period on March 29, 2016, it would have until September 26, 2016 in order to regain compliance with the Bid Price Requirement. In this regard, the Company has provided written notice to NASDAQ of its intention to cure the Bid Price Requirement deficiency during this second 180 calendar day compliance period by effecting a reverse stock split, if necessary, which would require shareholder approval.
If the Company’s transfer application is approved and it is afforded an additional 180 day compliance period but we do not regain compliance by September 26, 2016, then NASDAQ will provide written notice that the Company’s common stock will be subject to delisting from The NASDAQ Capital Market. To regain compliance, the Company’s common stock must close at or above the $1.00 minimum bid price for at least 10 consecutive days or more at the discretion of NASDAQ. If the Company is not afforded an additional 180 day compliance period the Company’s common stock would be subject to immediate delisting. In either of those events, the Company may appeal the decision to a NASDAQ Listing Qualifications Panel, but there can be no assurance that any such appeal would be successful. In addition, the Company may be unable to meet other applicable NASDAQ listing requirements, including maintaining minimum levels of stockholders' equity or the market values of our common stock in which case, the Company’s common stock could be delisted notwithstanding its ability to demonstrate compliance with the Bid Price Requirement.
Available Information
Information regarding Forbes Energy Services Ltd. and its subsidiaries can be found on our website at http://www.forbesenergyservices.com. We make available on our website, free of charge, access to our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K Proxy Statements and amendments to those reports, as well as other documents that we file or furnish to the Securities and Exchange Commission, or the SEC, in accordance with Sections 13 or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after these reports have been electronically filed with, or furnished to, the SEC. We also post copies of any press releases we issue on our website. We intend to use our website as a means of disclosing material non-public information and for complying with disclosure obligations under Regulation FD. Such disclosures will be included on our website under the heading “Investor Relations.” Accordingly, investors should monitor such portion of our website, in addition to following our press releases, SEC filings and public conference calls and webcasts. Information filed with the SEC may be read or copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information on operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet website (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically. Our Second Amended and Restated Employee Code of Business Conduct and Ethics (which applies to all employees, including our Chief Executive Officer and Chief Financial Officer), Amended and Restated Code of Business Conduct and Ethics for Members of the Board of Directors and the charters for our Audit, Nominating/Corporate Governance and Compensation Committees, can all be found on the Investor Relations page of our website under “Corporate Governance.” We intend to disclose any changes to or waivers from the Second Amended and Restated Employee Code of Business Conduct and Ethics that would otherwise be required to be disclosed under Item 5.05 of Form 8-K on our website. We will also provide printed copies of these materials to any shareholder upon request to Forbes Energy Services Ltd., Attn: Chief Financial Officer, 3000 South Business Highway

281, Alice, Texas 78332. The information on our website is not, and shall not be deemed to be, a part of this report or incorporated into any other filings we make with the Commission.

Item 1A.	Risk Factors

The following information describes certain significant risks and uncertainties inherent in our business. You should take these risks into account when evaluating us. This section does not describe all risks applicable to us, our industry or our business, and it is intended only as a summary of known material risks that are specific to the Company. You should carefully consider such risks and uncertainties together with the other information contained in this Form 10-K. If any of such risks or uncertainties actually occurs, our business, financial condition or operating results could be harmed substantially and could differ materially from the plans and other forward-looking statements included in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K and elsewhere herein.

RISKS RELATING TO OUR BUSINESS
The industry in which we operate is highly volatile and dependent on domestic spending by the oil and natural gas industry, and continued and prolonged reductions in oil and natural gas prices and in the overall level of exploration and development activities may further reduce our levels of utilization, demand for our services, or pricing for our services.
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
Beginning in October 2014, through 2015 and continuing in 2016, oil prices worldwide have dropped significantly. If the current depressed oil and natural gas prices persist for a prolonged period, or decline further, in addition to cancellations and curtailments that have already taken place, oil and gas exploration and production companies will likely cancel or curtail additional drilling programs and lower production spending on existing wells even more than they have already, thereby further reducing demand for our services. Lower oil and natural gas prices could also cause our customers to seek to terminate, renegotiate, or fail to honor our service contracts.
A continued and prolonged reduction in the overall level of exploration and development activities, whether resulting from changes in oil and natural gas prices or otherwise, could materially and adversely affect us by negatively impacting:

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

The ongoing decrease in utilization, demand for our services and pricing has had, and if it continues will continue to have a material adverse effect on our business, financial condition, results of operations, and cash flows.

We extend credit to our customers which presents a risk of non-payment.
A substantial portion of our accounts receivable are with customers involved in the oil and natural gas industry, whose revenues are affected by fluctuations in oil and natural gas prices, including the recent substantial decline in oil prices.

Collection of some of these receivables will be more difficult, and due to economic factors affecting this industry, we may experience an increase in uncollectible accounts. Failure to collect a significant level of receivables from one or more customers could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
We may be adversely affected by uncertainty in the global financial markets and any significant softening in the already limited worldwide economic recovery.
Despite the recent modest global economic recovery, our future results still may be impacted by any significant reversal as well as any further slow down in such recovery or inflation, deflation, or other adverse economic conditions. These conditions may negatively affect us or parties with whom we do business. The impact on such third parties could result in their non-payment or inability to perform obligations owed to us such as the failure of customers to honor their commitments or the failure of major suppliers to complete orders. Additionally, credit market conditions have changed slowing our collection efforts as customers experience increased difficulty in obtaining requisite financing, potentially leading to lost revenue and higher than normal accounts receivable. This will result in greater expense associated with collection efforts and increased bad debt expense. Failure to collect a significant level of receivables from one or more customers could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
A deterioration of the economic recovery may cause institutional investors to respond to their customers by increasing interest rates, enacting tighter lending standards, or refusing to refinance existing debt upon its maturity or on terms similar to the expiring debt. We may require additional capital in the future. However, due to the above listed factors, we cannot be certain that additional funding will be available, if needed, and, to the extent required, on acceptable terms.
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
We served in excess of 700 customers for the year ended December 31, 2015 and over 1,000 for the year ended December 31, 2014. For those same time periods, our largest customer comprised approximately 17.2% and 18.8%, respectively, of our total revenues, our five largest customers comprised approximately 48.5% and 42.7%, respectively, of our total revenues, and our top ten customers comprised approximately 67.0% and 56.6%, respectively, of our total revenues. Our top 100 customers amounted to 95.4% and 91.5% for the years ended December 31, 2015 and 2014, respectively. The loss of our top customer or of several of our top customers would adversely affect our revenues and results of operations. We may be able to replace customers lost with other customers, but there can be no assurance that lost revenues could be replaced in a timely manner with the same margins or, perhaps, at all.
Our indebtedness and operating lease commitments could restrict our operations and make us more vulnerable to adverse economic conditions.
As of December 31, 2015, our long-term debt, including current portions, was $308.3 million and our annual commitment for operating leases for 2015 was $6.4 million. In the event the decline in activity continues or further declines are encountered, our level of indebtedness and operating lease payment obligations may adversely affect operations and limit our growth. Our level of indebtedness and operating lease payments may affect our operations in several ways, including the following:

•	by increasing our vulnerability to general adverse economic and industry conditions;

•
due to the fact that the covenants that are contained in the indenture, or the Senior Indenture, governing our 9% senior notes due 2019, or the 9% Senior Notes, and the loan agreement governing our revolving credit facility limit our ability to borrow funds, dispose of assets, pay dividends and make certain investments;

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
These restrictions could have a material adverse effect on our business, financial position, results of operations, and cash flows, and the ability to satisfy the obligations under the Senior Indenture and the loan agreement governing our revolving credit facility. Further, due to cross-default provisions in the Senior Indenture and the loan agreement governing our revolving credit facility, with certain exceptions, a default and acceleration of outstanding debt under one debt agreement would result in the default and possible acceleration of outstanding debt under the other debt agreement. Accordingly, an event of default could result in all or a portion of our outstanding debt under our debt agreements becoming immediately due and payable. If this occurred, we might not be able to obtain waivers or secure alternative financing to satisfy all of our obligations simultaneously, which would adversely affect our business and operations.
Impairment of our long-term assets may adversely impact our financial position and results of operations.
Long-term assets consist of property, equipment, and identifiable intangible assets. The Company makes judgments and estimates regarding the carrying value of these assets, including amounts to be capitalized, estimated useful lives, depreciation and amortization methods to be applied, and possible impairment. We evaluate our long-lived assets, at a minimum, annually and whenever events and changes in circumstances indicate the carrying amount of our net assets may not be recoverable due to various external or internal factors.
For property and equipment, events or circumstances indicating possible impairment may include a significant change in the business environment or a significant decline in financial results. For intangible assets, events or circumstances indicating possible impairment may include a significant change in the assessment of future operations or an adverse change in how the asset is being used.
When an indicator of possible impairment exists, we use estimated future undiscounted cash flows to assess recoverability of our long-lived assets. These cash flow projections require us to make judgments regarding long-term forecasts of future revenue and costs related to the assets subject to review. These forecasts include assumptions related to the rates we bill our customers, equipment utilization, equipment additions, staffing levels, pay rates, and other expenses. These forecasts also require assumptions about demand for our products and services, future market conditions, and technological developments. These assumptions considered the drop in oil and natural gas prices over the last eighteen months and projected future pricing trends.
The industry in which we operate is highly competitive.
The oilfield services industry is highly competitive and we compete with a substantial number of companies, some of which have greater technical and financial resources than we have. Examples of our larger competitors performing both well servicing and fluid logistics are Basic Energy Services, Inc., Superior Energy Services, Inc., Key Energy Services, Inc., and C&J Energy Services, Inc. Our largest competitors that compete only with our fluid logistics segment are Heckman Corporation and Stallion Oilfield Services Ltd. Our ability to generate revenues and earnings depends primarily upon our ability to win bids in competitive bidding processes and to perform awarded projects within estimated times and costs. There can be no assurance that competitors will not substantially increase the resources devoted to the development and marketing of products and services that compete with ours or that new or existing competitors will not enter the various markets in which we are active. In certain aspects of our business, we also compete with a number of small and medium-sized companies that, like us, have certain competitive advantages such as low overhead costs and specialized regional strengths. In addition, reduced levels of activity in the oil and natural gas industry has intensified competition and the pressure on competitive pricing and may result in lower revenues or margins to us.

Capital Restructurings by our competitors may provide them financial flexibility greater than ours.
The oil and natural gas industry has experienced a significant downturn in oil exploration and production activity that began in the fourth quarter of 2014 and continued through 2015 and into 2016. Our business is not immune to such downturn. In response to this significant downturn, many companies are taking steps to de-lever their balance sheets and complete capital restructurings in order to insure that they have the financial flexibility to continue to operate with sufficient liquidity in the longer term. To the extent our competitors successfully pursue capital restructurings, including de-levering of their balance sheets, they may have greater financial flexibility than we do under our existing capital structure. Should our competitors successfully complete any such capital restructurings, the enhanced financial flexibility of our competitors may enable them to compete more effectively with us through the downturn and beyond. Should we take steps to effectuate our own capital restructuring, there can be no assurance that we will be able to successfully complete such a capital restructuring on acceptable terms or at all.
The Senior Indenture and the loan agreement governing our revolving credit facility impose significant operating and financial restrictions on us that may prevent us from pursuing certain business opportunities and restrict or limit our ability to operate our business.
The Senior Indenture and the loan agreement governing our revolving credit facility contain covenants that restrict or limit our ability to take various actions, such as:

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
Availability under our revolving credit facility is subject to a borrowing base, which is based on eligible accounts receivable and the lesser of the net book value or the net orderly liquidation value of certain fixed assets, or the Fixed Asset Valuation. To the extent that our eligible accounts receivable and/or the Fixed Asset Valuation decline, our borrowing base will decrease and the availability under that facility may decrease below its stated amount. In addition, if at any time the amount of outstanding borrowings and letters of credit under that facility exceeds the borrowing base, such excess amount will be immediately due and payable.
The restrictions contained in the Senior Indenture could also limit our ability to plan for or react to market conditions, meet capital needs, or otherwise restrict our activities or business plans and adversely affect our ability to fund our operations, enter into acquisitions, or to engage in other business activities that would be in our interest.
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
Under the Senior Indenture and the loan agreement governing our revolving credit facility, we are required to comply with several covenants, including requirements to deliver certain opinions and certificates, and file reports under the Securities Exchange Act of 1934, as amended, or the Exchange Act, with the Securities and Exchange Commission, or the SEC. Our common stock is registered under Section 12 of the Exchange Act. As a result, we have reporting requirements under the Exchange Act. In addition, the Sarbanes-Oxley Act of 2002, and rules subsequently implemented by the SEC, have imposed various requirements on public companies, including the establishment and maintenance of effective disclosure controls and procedures, internal controls, and corporate governance practices. Accordingly, we expect to continue to incur significant legal, accounting and other expenses. The Sarbanes-Oxley Act of 2002 requires, among other things, that we assess internal controls for financial reporting and disclosure. We have performed and will perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002. In certain prior years our testing revealed, and our future testing may reveal, deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. We expect to continue to incur significant expense and devote substantial management effort toward ensuring compliance, in particular with Section 404. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, if we identify, or our independent registered public accounting firm identifies, possible future deficiencies in our internal controls or if we fail to adequately address future deficiencies, we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would entail expenditure of additional financial and management resources. We anticipate that our management and other personnel will continue to devote a substantial amount of time and resources to comply with these requirements.
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
In addition, the oil and natural gas industry has traditionally been volatile and is influenced by a combination of long-term, short-term and cyclical trends, including the domestic and international supply and demand for oil and natural gas, current and expected future prices for oil and natural gas and the perceived stability and sustainability of those prices. Such cyclical trends also include the resultant levels of cash flows generated and allocated by exploration and production companies to their drilling, completion and workover budget. The volatility of the oil and natural gas industry and the precipitous decline in oil and natural gas prices have negatively impacted the level of exploration and production activity and capital expenditures by our customers. This has adversely affected, and in the future may adversely affect, the demand for our services, which has had, and if it continues, will continue to have, a material adverse effect on our business, financial condition, results of operations, and cash flows.

We rely heavily on our suppliers and do not maintain written agreements with any suppliers.
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
We rely heavily on three suppliers for potassium chloride, a principal raw material that is critical for our operations. While the materials are generally available, if we were to have a problem sourcing these raw materials or transporting these materials from one of these two vendors, our ability to provide some of our services could be limited. Multiple alternate suppliers exist for all other raw materials. The source and supply of materials has been consistent in the past, however, in periods of high industry activity, periodic shortages of certain materials have been experienced and costs have been affected. If current or future suppliers are unable to provide the necessary raw materials, or otherwise fail to deliver products in the quantities required, any resulting delays in the provision of services to our customers could have a material adverse effect on our business, results of operations, financial condition, and cash flows.
We do not maintain current written agreements with respect to some of our salt water disposal wells.
Our ability to continue to provide well maintenance services depends on our continued access to salt water disposal wells. Many of our currently active salt water disposal wells are not subject to written operating agreements or are located on the premises of third parties with whom we do not have a current written lease. We do not maintain current written surface leases or right of way agreements with these third parties and we are, therefore, dependent on the relationships we maintain with them. Failure to maintain relationships with these third parties could impair our ability to access and maintain the applicable salt water disposal wells and any well servicing equipment located on their property. If that occurred, we would increase the levels of fluid injection at our remaining salt water disposal wells and would need to use additional third party disposal wells at substantial additional cost. Additionally, our permits to inject fluid into the salt water disposal wells is subject to maximum pressure limitations and if multiple salt water disposal wells became unavailable, this might adversely impact our operations.
Due to the nature of our business, we may be subject to environmental liability.
Our business operations and ownership of real property are subject to numerous federal, state and local environmental and health and safety laws and regulations, including those relating to emissions to air, discharges to water, treatment, storage and disposal of regulated materials, and remediation of soil and groundwater contamination. The nature of our business, including operations at our current and former facilities by prior owners, lessors or operators, exposes us to risks of liability under these laws and regulations due to the production, generation, storage, use, transportation, and disposal of materials that can cause contamination or personal injury if released into the environment. Environmental laws and regulations may have a significant effect on the costs of transportation and storage of raw materials as well as the costs of the transportation, treatment, storage, and disposal of wastes. We believe we are in material compliance with applicable environmental and worker health and safety requirements. However, we may incur substantial costs, including fines, damages, criminal or civil sanctions, remediation costs, or experience interruptions in our operations for violations or liabilities arising under these laws and regulations. Although we may have the benefit of insurance maintained by our customers or by other third parties or by us such insurances may not cover every expense. Further, we may become liable for damages against which we cannot adequately insure, or against which we may elect not to insure, because of high costs or other reasons.
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
Continued political attention to issues concerning climate change, the role of human activity in it, and potential mitigation through regulation could have a material impact on our operations and financial results. International agreements and national or regional legislation and regulatory measures to limit greenhouse emissions are currently in various stages of discussion or implementation. These and other greenhouse gas emissions-related laws, policies, and regulations may result in substantial capital, compliance, operating and maintenance costs. Material price increases or incentives to conserve or use alternative energy sources could reduce demand for services that we currently provide and adversely affect our operations and financial results. The ultimate financial impact associated with compliance with these laws and regulations is uncertain and is expected to vary depending on the laws enacted in each jurisdiction, our activities in those jurisdictions and market conditions.
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
In connection with the services we provide, we operate as a motor carrier and, therefore, are subject to regulation by the U.S. Department of Transportation, or U.S. DOT, and by various state agencies. These regulatory authorities exercise broad powers governing activities such as the authorization to engage in motor carrier operations and regulatory safety. There are additional regulations specifically relating to the trucking industry, including testing and specification of equipment and product handling requirements. The trucking industry is subject to possible regulatory and legislative changes that may affect the economics of the industry by requiring changes in operating practices or by changing the demand for common or contract carrier services or the cost of providing truckload services. Some of these possible changes include increasingly stringent environmental regulations and changes in the regulations that govern the amount of time a driver may drive in any specific period, onboard black box recorder devices, or limits on vehicle weight and size.
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
In addition to environmental and trucking regulations, our operations are subject to a variety of other federal, state, and local laws, regulations and guidelines, including laws and regulations relating to health and safety, the conduct of operations, and the manufacture, management, transportation, storage and disposal of certain materials used in our operations. Also, we may become subject to such regulation in any new jurisdiction in which we may operate. We believe that we are in compliance with such laws, regulations and guidelines.
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
As of January 1, 2016, we had U.S. federal tax net operating loss carryforwards of approximately $88.5 million. Generally, net operating loss, or NOL, carryforwards, may be used to offset future taxable income and thereby reduce or eliminate U.S. federal income taxes. If we were to experience a change in ownership within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, however, our ability to utilize our NOLs might be significantly limited or possibly eliminated. A change of ownership under Section 382 is defined as a cumulative change of more than 50% in the ownership positions of certain shareholders over a three-year period.
Based on our review of the issue, we do not believe that we have experienced an ownership change under Section 382 of the Code. However, the issuance of additional equity in the future may result in an ownership change pursuant to Section 382 of the Code. In addition, an ownership change under Section 382 could be caused by circumstances beyond our control, such as market purchases of our stock or the purchase or sale by significant shareholders. Thus, there can be no assurance that we will not experience an ownership change that would limit our application of our net operating loss carryforwards in calculating future federal tax liabilities.
Our operations are inherently risky, and insurance may not always be available at commercially justifiable rates or in amounts sufficient to fully protect us.
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
Although we have obtained insurance against certain of these risks, such insurance is subject to coverage limits and exclusions and may not be available for the risks and hazards to which we are exposed. In addition, no assurance can be given that such insurance will be adequate to cover our liabilities or will be generally available in the future or, if available, that premiums will be commercially justifiable or that such coverage may not require us to accept additional deductibles. If we were to incur substantial liability and such damages were not covered by insurance or were in excess of policy limits, or if we were to incur such liability at a time when we are not able to obtain liability insurance, our business, results of operations, and financial condition could be materially adversely affected.
We cannot predict how an exit by any of our principal founding equity investors could affect our operations or business.
As of December 31, 2015, John E. Crisp and Charles C. Forbes, our principal founding equity holders, beneficially owned 6.3% and 12.4%, respectively, of our common stock. Our principal founding equity investors may transfer their interests in us or engage in other business combination transactions with a third party that could result in a change in ownership or a change of control. Any transfer of an equity interest in us or a change of control could affect our governance. We cannot be certain that such equity investors will not sell, transfer, or otherwise modify their ownership interest in us, whether in transactions involving third parties or other investors, nor can we predict how a change of equity investors or change of control would affect our operations or business.
Our principal founding equity investors control important decisions affecting our governance and our operations, and their interests may differ from those of our other shareholders.
Circumstances may arise in which the interest of our principal founding equity investors could be in conflict with those of the other shareholders. In particular, our principal founding equity investors may have an interest in pursuing certain strategies or transactions that, in their judgment, enhance the value of their investment in us even though these strategies or transactions may involve risks to other shareholders.
Although Texas corporate law provides certain procedural protections and requires that certain business combinations between us and certain interested or affiliated shareholders meet certain approval requirements, this does not address all conflicts of interest that may arise. For example, our principal founding equity investors and their affiliates are not prohibited from competing with us. Because our principal founding equity investors control us, conflicts of interest arising due to competition between us and a principal founding equity investor could be resolved in a manner adverse to us. It is possible that there will be situations where our principal founding equity investors’ interests are in conflict with our interests, and our principal founding equity investors acting through the board of directors or through our executive officers could resolve these conflicts in a manner adverse to us.
We have anti-takeover provisions in our organizational and other documents that may discourage a change of control.
Our organizational documents contain provisions that could make it more difficult for a third party to acquire us without the consent of our board of directors. These provisions provide for the following:

•	restrictions on the time period in which directors may be nominated;

•
the ability of our board of directors to determine the powers, preferences and rights of the preferred stock and to authorize the issuance of shares of preferred or common stock without shareholder approval; and

•	requirements that a majority of the members of our board of directors approve certain corporate transactions.

We also have a shareholder rights plan which can make it difficult for anyone to accumulate more than a certain percentage of our outstanding equity without approval of our board of directors. These provisions could make it more difficult for a third party to acquire, or discourage a third party from attempting to acquire, control of us, even if the third party’s offer was considered beneficial by many shareholders. As a result, these provisions could limit the price that investors might be willing to pay in the future for shares of our common stock and may have the effect of delaying or preventing a takeover of the Company that would otherwise be beneficial to investors.
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

Hydraulic fracturing is an important and common practice that is used to stimulate production of hydrocarbons, particularly natural gas, from tight formations. Hydraulic fracturing involves the injection of water, sand, and chemicals under pressure into the formation to fracture the surrounding rock and stimulate production. Various governmental entities (within and outside the United States) are in the process of studying, restricting, regulating, or preparing to regulate hydraulic fracturing, directly and indirectly. Hydraulic fracturing operations are regulated through the underground injection control programs under the Safe Drinking Water Act. The EPA has adopted air emissions standards that apply to well completion activities, is developing new standards for wastewater discharges associated with hydraulic fracturing and is conducting a study on the impacts of hydraulic fracturing on groundwater. The Bureau of Land Management has also proposed regulations for hydraulic fracturing activities that would be unique to federal lands. Legislation has been introduced before Congress to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the fracturing process. In addition, many state governments now require the disclosure of chemicals used in the fracturing process and some jurisdictions have imposed an express or de facto ban on hydraulic fracturing. A law enacted by the Texas legislature and a rule enacted by The Railroad Commission of Texas in 2011 require disclosure regarding the composition of hydraulic fracturing products to certain parties, including The Railroad Commission of Texas. If new laws or regulations that significantly restrict hydraulic fracturing are adopted, such laws could make it more difficult or costly for producers to perform fracturing to stimulate production from tight formations. In addition, if hydraulic fracturing is regulated at the federal level, fracturing activities could become subject to additional permitting requirements, and also to attendant permitting delays and potential increases in costs. Increased consumer activism against hydraulic fracturing or the prohibition or restriction of hydraulic fracturing on the part of our customers could potentially result in materially reduced demand for the Company’s services and could have a material adverse effect on our business, results of operations or financial condition.
The dividend, liquidation, and redemption rights of the holders of our Series B Senior Convertible Preferred Stock may adversely affect our financial position and the rights of the holders of our common stock.
We have shares of Series B Senior Convertible Preferred Stock, or the Series B Preferred Stock, outstanding. We have the obligation to pay to the holders of our Series B Preferred Stock quarterly dividends of five percent per annum of the original issue price, payable quarterly in cash or in-kind. No dividends may be paid to holders of common stock while accumulated dividends remain unpaid on the Series B Preferred Stock. We are current on dividends through the quarterly period ended February 29, 2016.
Further, we are required, at the seventh anniversary of the issuance of the Series B Preferred Stock on May 28, 2017, to redeem any such outstanding shares at their original issue price, plus any accumulated and unpaid dividends, to be paid, at our election, in cash or shares of common stock (the "Series B Purchase Price"). The payment of the redemption price in cash would result in reduced capital resources available to the Company. The payment of the redemption price in shares of common stock would directly dilute the common shareholders. The payment of dividends in-kind would also have a dilutive effect on the common shareholders (as any Series B Preferred Stock issued as dividends would themselves be convertible into common shares). In the event that the Company is liquidated while shares of Series B Preferred Stock is outstanding, holders of the Series B Preferred Stock will be entitled to receive a preferred liquidation distribution, plus any accumulated and unpaid dividends, before holders of common stock receive any distributions.
Holders of the Series B Preferred Stock have certain voting and other rights that may adversely affect holders of our common stock, and the holders of our Series B Preferred Stock may have different interests from, and vote their shares in a manner deemed adverse to, holders of our common stock.
In the event that we fail to pay dividends, in cash or in-kind, on the Series B Preferred Stock for an aggregate of at least eight quarterly dividend periods (whether or not consecutive), the holders of the Series B Preferred Stock will be entitled to vote at any meeting of the shareholders with the holders of the common shares and to cast the number of votes equal to the number of shares of whole common stock into which the Series B Preferred Stock held by such holders are then convertible. If the holders of the current Series B Preferred Stock were able to vote pursuant to this provision at this time or converted the Series B Preferred Stock into common stock, we believe that, as of March 30, 2016, those holders would be entitled to an aggregate of 5,292,531 votes resulting from their ownership of Series B Preferred Stock, based on shareholding information provided to us by the current holder of the Series B Preferred Stock. Further, the holders of Series B Preferred Stock may have certain voting rights with respect to the approval of amendments to the certificate of formation of the Company or certain transactions between the Company and affiliate shareholders.
The holders of Series B Preferred Stock may have different interests from the holders of our common stock and could vote their shares in a manner deemed adverse to the holders of common stock.
Our failure to meet the continued listing requirements of The NASDAQ Global Market could result in a delisting of our common stock.
Our common stock is currently listed on The NASDAQ Global Market. To maintain the listing of our common stock on The NASDAQ Global Market, we are required to meet certain listing requirements, including, among others, a minimum closing bid price of $1.00 per share, a market value of publicly held shares (excluding shares held by our executive officers, directors and 10% or more stockholders) of at least $5 million. If we fail to satisfy the continued listing requirements of The NASDAQ Global Market, NASDAQ may take steps to de-list our common stock. On October 2, 2015, we received a letter from NASDAQ notifying us of a potential delisting of our shares from The NASDAQ Global Market because the closing bid price of our common stock had not met the minimum closing bid price of $1.00 per share for the previous 30 consecutive business days. On December 23, 2015, we received a letter from NASDAQ notifying us of a potential delisting of our shares from The NASDAQ Global Market because the market value of publicly held shares for the our common stock was below $5 million for the previous 30 consecutive business days. NASDAQ rules provided us a 180 calendar day grace, or until March 28, 2016, to regain compliance with the minimum bid price per share continued listing requirement and a 180 calendar day grace, or until June 20, 2016, to regain compliance with market value of publicly held shares continued listing requirement.
We would regain compliance with the minimum bid price per share continued listing requirement if our common stock has a minimum closing bid price of at least $1.00 per share for a minimum of 10 consecutive business days during the 180 calendar day grace period. If we do not regain compliance within such 180-day period, we may transfer our common stock listing to The NASDAQ Capital Market, provided that we (i) meet the applicable market value of publicly held shares requirement for continued listing and all other applicable requirements for initial listing on The NASDAQ Capital Market (except for the closing bid price requirement) based on our most recent public filings and market information and (ii) notify NASDAQ of our intent to cure this deficiency. Following a transfer to The NASDAQ Capital Market, we would be afforded the remainder of an additional 180 calendar day grace period in order to regain compliance with the minimum closing bid price requirement of $1.00 per share under The NASDAQ Capital Market, unless it does not appear to NASDAQ that it would be possible for us to cure the deficiency. As further discussed under “Recent Events” on page 24 of this Annual Report on Form 10-K, on March 23, 2016, we applied for listing on the NASDAQ Capital Market and notified NASDAQ of our intent to cure the minimum closing bid price requirement by effecting a reverse stock split, if necessary. In future periods, if we do not meet the minimum closing bid price requirement, the minimum market value of publicly held shares requirement or any other listing requirements, we would be subject to delisting from The NASDAQ Capital Market.
A delisting from The NASDAQ Capital Market would likely have a negative effect on the price of our common stock and would impair a shareholder’s ability to sell or purchase our common stock when such shareholder wishes to do so. In the event of a delisting, we would expect to seek to take actions to restore our compliance with NASDAQ’s listing requirements, but we can provide no assurance that any such action taken by us would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below the

NASDAQ minimum bid price requirement or minimum market value of publicly held shares requirement or prevent future non-compliance with NASDAQ’s listing requirements.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The following sets forth the principal locations from which the Company currently conducts its operations. The Company leases or rents all of the properties set forth below, except for the Alice rig yard, the San Ygnacio truck yard, the Big Lake truck yard, and the Madisonville truck yard which are owned by the Company.

Locations	Date in Service	Service Offering
South Texas
Alice - truck location	9/1/2003	Fluid Logistics
Alice - rig location	9/1/2003	Well Servicing
Freer	9/1/2003	Fluid Logistics
Laredo	10/1/2003	Fluid Logistics
San Ygnacio	4/1/2004	Fluid Logistics
Goliad	8/1/2005	Fluid Logistics
Bay City	9/1/2005	Fluid Logistics
Edna	2/1/2006	Well Servicing
Three Rivers	8/1/2006	Fluid Logistics
Carrizo Springs	12/1/2006	Fluid Logistics
Victoria	2/15/2011	Well Servicing
Giddings	1/1/2013	Well Servicing
Pleasanton	3/6/2013	Well Servicing
Agua Dulce	8/1/2014	Well Servicing
West Texas
Ozona	3/1/2006	Fluid Logistics
San Angelo	7/1/2006	Well Servicing
Monahans	8/31/2007	Well Servicing/Fluid Logistics
Odessa	9/30/2007	Well Servicing
Big Spring	10/15/2007	Well Servicing
Big Lake	7/16/2008	Well Servicing/Fluid Logistics
Midland	11/1/2012	Fluid Logistics
East Texas
Marshall	12/1/2005	Fluid Logistics
Carthage	3/1/2007	Well Servicing
Madisonville	8/1/2013	Fluid Logistics
Pennsylvania
Indiana	7/9/2009	Well Servicing

Item 3.	Legal Proceedings

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

Price Range of Common Shares
The following table sets forth, for the periods indicated, on The NASDAQ Global Market for our common stock for the years ended December 31, 2015 and 2014.

	High	Low
Fiscal Year 2015:
Fourth Quarter	$0.80	$0.23
Third Quarter	1.38	0.53
Second Quarter	1.64	1.04
First Quarter	1.32	0.89
Fiscal Year 2014:
Fourth Quarter	3.86	0.98
Third Quarter	5.65	3.83
Second Quarter	4.57	3.87
First Quarter	4.07	3.08

As of March 29, 2016, the last reported sales prices of our common shares on NASDAQ was $0.42 per share. As of March 29, 2016, we had 22,214,855 shares of common stock issued and outstanding, held by 17 shareholders of record. All common stock held in street name are recorded in the Company’s stock register as being held by one stockholder.
The Company has never declared a cash dividend on its common stock and has no plans of doing so now or in the foreseeable future. The loan agreement governing the credit facility prohibits the payment of dividends on the Company’s common stock. It does, however, permit dividend payments on the Company’s Series B Preferred Stock. Further, the Senior Indenture restricts the Company’s ability to pay dividends on our equity interests, except dividends payable in equity interests and cash dividends on the Series B Preferred Stock up to $260,000 per quarter, unless, among other things, the Company is able to incur at least $1.00 of additional Indebtedness (as defined in the Senior Indenture) pursuant to the Fixed Charge Coverage Ratio set forth in such indenture.
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
The following statement of operations data for the years ended December 31, 2015, 2014 and 2013 and the balance sheet data as of December 31, 2015 and 2014, have been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The statement of operations data for the years ended December 31, 2012 and 2011 and the balance sheet data as of December 31, 2013, 2012 and 2011, have been derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of results to be expected for any future period. The data presented below have been derived from financial statements that have been prepared in accordance with accounting principles generally accepted in the United States and should be read with our financial statements, including notes, and with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 24 of this Annual Report on Form 10-K.

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(dollars in thousands)
Statement of Operations Data:
Revenues
Well servicing	$150,949	$285,338	$231,930	$202,670	$177,896
Fluid logistics	93,158	163,940	188,003	269,927	267,887
Total revenues	244,107	449,278	419,933	472,597	445,783
Expenses
Well servicing	117,514	213,278	182,180	158,302	141,589
Fluid logistics	74,905	127,775	141,957	196,383	193,718
General and administrative	31,591	36,428	30,186	33,382	31,318
Depreciation and amortization	55,034	54,959	54,838	50,997	39,660
Total expenses	279,044	432,440	409,161	439,064	406,285
Operating income (loss)	(34,937)	16,838	10,772	33,533	39,498
Other income (expense)
Interest income	211	9	27	78	56
Interest expense	(27,962)	(28,228)	(28,211)	(28,033)	(27,454)
Loss on early extinguishment of debt	—	—	—	—	(35,415)
Other income, net	—	—	—	—	69
Income (loss) from continuing operations before income taxes	(62,688)	(11,381)	(17,412)	5,578	(23,246)
Income tax (benefit) expense	(16,614)	(3,060)	(4,615)	3,359	(4,677)
Income (loss) from continuing operations	(46,074)	(8,321)	(12,797)	2,219	(18,569)
Income (loss) from discontinued operations	—	—	(293)	(633)	6,224
Net income (loss)	(46,074)	(8,321)	(13,090)	1,586	(12,345)
Preferred stock dividends	(776)	(776)	(776)	(776)	(186)
Net income (loss) attributable to common shareholders	$(46,850)	$(9,097)	$(13,866)	$810	$(12,531)
Income (loss) per share of common stock from continuing operations
Basic and diluted	$(2.12)	$(0.42)	$(0.64)	$0.07	$(0.90)
Income (loss) per share of common stock from discontinued operations
Basic and diluted	—	—	(0.01)	(0.03)	0.30
Income (loss) per share of common stock
Basic and diluted	$(2.12)	$(0.42)	$(0.65)	$0.04	$(0.60)
Weighted average number of shares outstanding
Basic	22,071	21,749	21,388	21,062	20,918
Diluted	22,071	21,749	21,388	21,340	20,918

	Year Ended December 31,
	2015	2014	2013	2012	2011
Operating Data:
Well servicing rigs (end of periods) (1)	173	169	167	162	159
Rig hours (1)	281,960	503,694	449,277	435,560	411,539
Heavy trucks (end of period) (1) (2)	599	587	591	578	496
Trucking hours	728,498	1,070,606	1,182,429	1,676,778	1,476,664
Salt water disposal wells (end of period)	22	23	24	24	17
Locations (end of period) (1)	25	28	27	25	25
Frac tanks and fluid mixing tanks (end of period)	3,060	3,209	3,271	3,208	1,879
Coiled tubing spreads	6	6	5	4	—
  ____________________

(1)
The table above does not include 14 workover rigs, 4 vacuum trucks, and one operating location which were included in the disposition of substantially all of our long-lived assets located in Mexico completed on January 12, 2012. Also, the rig hours associated with our Mexico operations have been removed.

(2)	Includes vacuum trucks, high pressure pump trucks, and other heavy trucks. As of December 31, 2015, 142 heavy trucks were leased.

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(dollars in thousands)
Balance Sheet Data:
Cash and cash equivalents	$74,611	$34,918	$26,409	$17,619	$36,599
Property and equipment, net	277,029	322,663	341,869	348,442	285,945
Total assets	412,427	483,613	500,558	512,701	550,423
Total long-term debt	283,071	286,687	290,266	293,321	285,633
Total liabilities	330,404	355,122	364,980	366,015	410,167
Temporary equity-preferred stock	14,644	14,602	14,560	14,518	14,477
Shareholders’ equity	67,379	113,889	121,018	132,168	125,779

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The oil and natural gas industry has experienced a significant downturn in oil exploration and production activity that began in the fourth quarter of 2014 and continued through 2015 and into 2016. The Company's business is not immune to such downturn. In response to this significant downturn, many companies are taking steps to de-lever their balance sheets and complete capital restructurings in order to insure that they have the financial flexibility to continue to operate with sufficient liquidity in the longer term. The Company is continually evaluating strategic and financial alternatives available to it, including capital restructurings, to provide the Company with greater financial flexibility. Should the Company seek to effectuate a capital restructuring, any such effort will be subject to a number of risks and uncertainties, and there can be no assurance that it would be able to successfully complete a capital restructuring on acceptable terms or at all.
Overview
FES Ltd. is an independent oilfield services contractor that provides a wide range of well site services to oil and natural gas drilling and producing companies to help develop and enhance the production of oil and natural gas. These services include fluid hauling, fluid disposal, well maintenance, completion services, workovers and recompletions, plugging and abandonment, and tubing testing. Our operations are concentrated in the major onshore oil and natural gas producing regions of Texas, with an additional location in Pennsylvania. Prior to its closure in August 2015, we had one location in Mississippi. We believe that our broad range of services, which extends from initial drilling, through production, to eventual abandonment, is fundamental to establishing and maintaining the flow of oil and natural gas throughout the life cycle of our customers’ wells.
We currently provide a wide range of services to a diverse group of companies. During the year ended December 31, 2015, we provided services to over 700 companies. John E. Crisp and Charles C. Forbes, Jr., our senior management team, have cultivated deep and ongoing relationships with our customers during their average of over 39 years of experience in the oilfield services industry. For the year ended December 31, 2015, we generated total revenues of approximately $244.1 million.
We currently conduct our operations through the following two business segments:

•
Well Servicing. The well servicing segment comprised 61.8% of our total revenues for the year ended December 31, 2015. At December 31, 2015, our well servicing segment utilized our fleet of 173 owned well servicing rigs, which was comprised of 159 workover rigs and 14 swabbing rigs, plus six coiled tubing spreads, and related assets and equipment. These assets are used to provide (i) well maintenance, including remedial repairs and removal and replacement of downhole production equipment, (ii) well workovers, including significant downhole repairs, re-completions and re-perforations, (iii) completion and swabbing activities, (iv) plugging and abandonment services, and (v) testing of oil and natural gas production tubing.

•
Fluid Logistics. The fluid logistics segment comprised 38.2% of our total revenues for the year ended December 31, 2015. Our fluid logistics segment utilized our fleet of owned or leased fluid transport trucks and related assets, including specialized vacuum, high-pressure pump and tank trucks, frac tanks, water wells, salt water disposal wells and facilities, and related equipment. These assets are used to provide, transport, store, and dispose of a variety of drilling and produced fluids used in, and generated by, oil and natural gas production. These services are required in most workover and completion projects and are routinely used in the daily operations of producing wells.

We believe that our two business segments are complementary and create synergies in terms of selling opportunities. Our multiple lines of service are designed to capitalize on our existing customer base to grow it within existing markets, generate more business from existing customers, and increase our operating performance. By offering our customers the ability to reduce the number of vendors they use, we believe that we help improve our customers’ efficiency. This is demonstrated by the fact that 83.5% of our consolidated revenues for the year ended December 31, 2015 were from customers that utilized services from both of our business segments. Further, by having multiple service offerings that span the life cycle of the well, we believe that we have a competitive advantage over smaller competitors offering more limited services.

Market Conditions

The oil and natural gas industry has experienced a significant decline in oil exploration and production activity that began in the fourth quarter of 2014 and has continued through the fourth quarter of 2015 and into 2016. The price of West Texas Intermediate (“WTI”) oil has fallen from a price of $104 per barrel as of June 30, 2014 to a price in the range of $34-$61 per barrel throughout 2015.  As of December 31, 2015, the price of WTI was approximately $37 per barrel. In response to this precipitous drop in WTI oil prices, exploration and production companies decreased the number of U.S. drilling rigs from 1,873 operating as of June 30, 2014 to 698 operating as of December 31, 2015, a decrease of 62.7%.  During this period the Texas drilling rig count dropped from an average of 891 in June 2014 to an average of 318 in December 2015, a decrease of 64.3%.

Below are three charts that provide total U.S. rig counts, total Texas rig counts and WTI oil price trends for the twelve months ended December 31, 2014 and 2015, respectively.

Source: Rig counts are per Baker Hughes, Inc. (www.bakerhughes.com). Rig counts are the averages of the weekly rig count activity.

The declines in oil and natural gas prices and exploration activities have created a more challenging market for the provision of our services. In response to the current market conditions, we have implemented certain cost reduction measures and will continue to analyze cost reduction opportunities while ensuring that appropriate functions and capacity are preserved to allow the Company to be opportunistic as market conditions improve.  Cost reductions, which began in the fourth quarter of 2014 and continued throughout all of 2015 and into 2016, include reductions in headcount, labor rates, bonuses, over-time, travel and entertainment, vendor pricing, and other cost controls that contribute to earnings.  We have also consolidated locations where levels of activity dictate greater efficiencies with operations performed out of a single location. Additionally, we have delayed completion of two salt water disposal wells until customer demand justifies their expenditures. Capital spending has largely been limited to capital commitments incurred before the market downturn, purchases of certain, limited pieces of equipment with greater operating efficiencies in order to improve margins, and the purchase of certain equipment under operating leases at the end of their term.

Impact of the Current Environment
In this depressed market, we are focused on meeting our customers' expectations and adjusting our cost structure accordingly. In this environment of reduced activity, customers are requesting price reductions while simultaneously reducing the amount of products or services needed. We are responding with price reductions where prudent.

In the short-term, our business strategy in this environment is to reduce our cost of providing these products and services in an attempt to offset some or all of the price reductions granted to our customers. We are doing this through labor expense reductions and price reductions from our vendors. Our labor expense reductions are accomplished through reducing our headcount and through wage rate decreases. Our vendor cost reductions have been accomplished with price decreases, as well as volume decreases, due to decreased demand.

While adjusting our operations to this environment, we are simultaneously monitoring and seeking to maximize our liquidity as we have no visibility into the duration of the current downturn. In the long term, there may be opportunities to acquire complimentary operations, expand into areas where other service companies have closed, expand in our current areas, repurchase stock or repurchase bonds. The Company has no current plans to use funds in this manner, however, as the market changes we will continue to consider all options.

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
Currently, indications are that the balance between supply and demand globally is over-supplied and will take an extended period to re-balance in part due to substantial increases in U.S. production over the past five years, and more recently to access to global markets granted to Iran.
Workover Rig Rates
Our well servicing segment revenues are dependent on the prevailing market rates for workover rigs. During 2015, both utilization and rates continued to decline; dropping by 43.8% and 4.6%, respectively, since December 31, 2014, due to the current market decline. Oil and natural gas prices have dropped significantly, and, subsequently, our customers began requesting rate reductions, which we began implementing in 2015.
Fluid Logistics Rates
Our fluid logistics segment revenues are dependent on the prevailing market rates for fluid transport trucks and the related assets, including specialized vacuum, high-pressure pump and tank trucks, hot oil trucks, frac tanks, fluid mixing tanks, and salt water disposal wells. Pricing and utilization continued to decrease throughout 2015. Most notably rental rates have dropped by more than 57.6% from December 31, 2014 to December 31, 2015 in response to the current market environment.
Operating Expenses
During 2015, operating expenses have decreased fairly comparably with the reduction in revenues in both the well servicing and fluid logistics segments. The expense decline was primarily driven by reductions in headcount, along with other cost reduction measures. We continue to focus on managing our overall cost structure as well as continued efforts to maintain or increase rates to customers and reduce costs with outside vendors. Equipment rental and lease costs continue to be a significant component of our operating expenses.

Capital Expenditures
During 2015, we purchased swabbing rigs, specialty fluid mixing tanks, and other equipment in response to customer demand or to increase operating efficiencies. We also purchased equipment that had previously been on operating leases and were at the end of their respective terms.
Results of Operations

	Year Ended December 31,
	2015	% of Revenue	2014	% of Revenue	2013	% of Revenue
	(Dollars in Thousands)
Revenue	$244,107	100.0%	$449,278	100.0%	$419,933	100.0%
Operating expenses	192,419	78.8%	341,053	75.9%	324,137	77.2%
General & administrative expenses	31,591	12.9%	36,428	8.1%	30,186	7.2%
Depreciation & amortization	55,034	22.5%	54,959	12.2%	54,838	13.1%
Operating income (loss)	(34,937)	(14.3)%	16,838	3.7%	10,772	2.6%
Interest and other expenses	(27,751)	(11.4)%	(28,219)	(6.3)%	(28,184)	(6.7)%
Loss from continuing operations before taxes	(62,688)	(25.7)%	(11,381)	(2.5)%	(17,412)	(4.1)%
Income tax benefit	(16,614)	(6.8)%	(3,060)	(0.7)%	(4,615)	(1.1)%
Loss from continuing operations	(46,074)	(18.9)%	(8,321)	(1.9)%	(12,797)	(3.0)%
Loss from discontinued operations, net of tax	—	—%	—	—%	(293)	(0.1)%
Net loss	$(46,074)	(18.9)%	$(8,321)	(1.9)%	$(13,090)	(3.1)%

Comparison of Years Ended December 31, 2015 and December 31, 2014
Revenues — For the year ended December 31, 2015, revenues decreased by $205.2 million, or 45.7%, to $244.1 million when compared to the same period in the prior year. This is a direct result of the current decrease in spending by our customers during this period of low oil and natural gas prices. The primary drivers in the drop in revenues were a 44.8% decrease in rig revenue in our well servicing segment and decreases of 35.7% and 57.6% in vacuum truck revenue and equipment rental revenue, respectively, in our fluid logistics segment over the same period last year.
Operating Expenses — Our operating expenses decreased to $192.4 million for the year ended December 31, 2015, from $341.1 million for the year ended December 31, 2014, a decrease of $148.7 million, or 43.6%. The decrease in direct operating expenses was attributable to lower operating hours related to the industry downturn. Operating expenses as a percentage of revenues were 78.8% and 75.9% for the years ended December 31, 2015 and 2014, respectively. The increase in operating expenses as a percentage of revenue was primarily driven by the impact of fixed costs not decreasing at the same rate as revenues, plus a 45.7% increase in bad debt expense, due to increasing bankruptcies and risk of collection caused by the downturn in the industry.
General and Administrative Expenses — General and administrative expenses decreased by approximately $4.8 million, or 13.3%, to $31.6 million. General and administrative expense as a percentage of revenues were 12.9% and 8.1% for the years ended December 31, 2015 and 2014, respectively. The increase in general and administrative expenses as a percentage of revenue was primarily driven by an increase in insurance expense, due to higher claims paid in 2015, as well as the impact of fixed costs not decreasing at the same rate as revenues.
Depreciation and Amortization — Depreciation and amortization expenses were relatively flat between the two years, at $55.0 million for each of the years ended December 31, 2015 and 2014.
Interest and Other Expenses—Interest and other expenses were $27.8 million in the year ended December 31, 2015, compared to $28.2 million in the year ended December 31, 2014.
Income Taxes — Our income tax benefit on continuing operations was $16.6 million (26.5% effective rate) on a pre-tax loss of $62.7 million for the year ended December 31, 2015, compared to an income tax benefit of $3.1 million (26.9%

effective rate) on pre-tax loss of $11.4 million in 2014. The difference in the tax rate is due to the Texas Margins Tax, other non-deductible expenses, and a change in Texas Margins Tax Rate enacted in the current year. Realization of deferred tax assets associated with net operating loss carryforwards is dependent upon generating sufficient taxable income in the appropriate jurisdiction prior to their expiration. The Company established a valuation allowance equal to the net federal deferred tax assets due to uncertainties regarding the realization of those deferred tax assets based on the Company's lack of recent earnings history. A valuation allowance in the amount of $0.8 million had been established as of December 31, 2014 and increased by approximately $4.8 during 2015 due to operations.
Comparison of Years Ended December 31, 2014 and December 31, 2013
Revenues — For the year ended December 31, 2014, revenues increased by $29.3 million, or 7.0%, to $449.3 million when compared to the same period in the prior year. This is a direct result of increases in our utilization and pricing in the well services division in 2014 as compared to 2013.
Operating Expenses — Our operating expenses increased to $341.1 million for the year ended December 31, 2014, from $324.1 million for the year ended December 31, 2013, an increase of $17.0 million or 5.2%. This increase in operating expense is generally attributable to the increase in labor costs related to the increase in revenues. Operating expenses as a percentage of revenues were 75.9% and 77.2% for the years ended December 31, 2014 and 2013, respectively.
General and Administrative Expenses — General and administrative expenses increased by approximately $6.2 million, or 20.7%, to $36.4 million. General and administrative expenses as a percentage of revenues were 8.1% and 7.2% for the years ended December 31, 2014 and 2013, respectively. This increase of $6.2 million was primarily due to an increase in performance based compensation, wage allocations, insurance, legal and other professional fees.
Depreciation and Amortization — Depreciation and amortization expenses increased by $0.1 million, or 0.2%, to $55.0 million. Depreciation and amortization costs were relatively flat between the two years due to lower capital expenditures in 2014.
Interest and Other Expenses—Interest and other expenses were $28.2 million in the year ended December 31, 2014, and $28.2 million in the year ended December 31, 2013.
Income Taxes — Our income tax benefit on continuing operations was $3.1 million (26.9% effective rate) on a pre-tax loss of $11.4 million for the year ended December 31, 2014, compared to an income tax benefit of $4.6 million (26.5% effective rate) on a pre-tax loss of $17.4 million in 2013. This difference was mainly due to a change in state taxes and certain non-deductible expenses.
Well Servicing

	Year Ended December 31,
	2015	% of Revenue	2014	% of Revenue	2013	% of Revenue
	(Dollars in Thousands)
Revenue	$150,949	100.0%	$285,338	100.0%	$231,930	100.0%
Direct operating costs	117,514	77.9%	213,278	74.7%	182,180	78.5%
Segment profits	$33,435	22.1%	$72,060	25.3%	$49,750	21.5%
Results for 2015 compared to 2014 - Well Servicing
Revenues - Revenues from the well servicing segment decreased by $134.4 million for 2015, or 47.1%, to $150.9 million compared to the prior year. Of this decrease, approximately 5.6% was due to decreased rig rates and 94.4% was due to decreased rig hours billed for well service. We had 173 and 169 well service rigs as of December 31, 2015 and 2014, respectively. The rate charged per hour for our well servicing rigs during the year ended December 31, 2015 as compared to the same period in 2014 decreased approximately 4.6%. Average utilization of our well service rigs during the years ended December 31, 2015 and 2014 was 53.6% and 97.4%, respectively, calculated by comparing actual hours billed to theoretical full utilization which we based on a twelve hour day, working five days a week, except U.S. holidays.
Direct Operating Costs - Direct operating costs from the well servicing segment decreased by $95.8 million, or 44.9%, to $117.5 million. Well servicing direct operating costs as a percentage of well servicing revenues were 77.9% for the year ended December 31, 2015, compared to 74.7% for the year ended December 31, 2014, an increase of 3.2%. This increase, as a percentage of revenues, was primarily due to an 11.8% increase in operating lease expense, an 11.5% increase in insurance expense, and a 49.9% increase in bad debt expense, due to increasing bankruptcies and risk of collection caused by the downturn in the industry.
The dollar decrease in well servicing direct operating costs between the two years was primarily due to the decrease in labor costs of $45.6 million, or 48.7%, for the year ended December 31, 2015 compared to the prior year due to lower utilization. The employee count in our well servicing segment at December 31, 2015 was 616, compared to 1,241 employees as of December 31, 2014. Labor costs as a percentage of revenues were 31.7% and 32.7% for the years ended December 31, 2015 and 2014, respectively.
Results for 2014 compared to 2013 - Well Servicing
Revenues - Revenues from the well servicing segment increased by $53.4 million, or 23.0%, to $285.3 million compared to the prior year. Of this increase, approximately 49.5% was due to increased rig rates and 50.5% was due to increased rig hours billed for well service. We had 169 and 167 well service rigs as of December 31, 2014 and 2013, respectively. The average rate charged per hour for our well servicing rigs during the year ended December 31, 2014 as compared to the same period in 2013 increased approximately 10.6%. Average utilization of our well service rigs during the years-ended December 31, 2014 and 2013 was 97.4% and 86.5%, respectively, calculated by comparing actual hours billed to theoretical full utilization which we based on a twelve hour day, working five days a week, except U.S. holidays.
Direct Operating Costs - Direct operating costs from the well servicing segment increased by $31.1 million, or 17.1%, to $213.3 million. Well servicing direct operating costs as a percentage of well servicing revenues were 74.7% for the year ended December 31, 2014, compared to 78.5% for the year ended December 31, 2013, a decrease of 3.8%.  This decrease, as a percentage of revenues, was primarily due to some costs remaining fixed, even as revenues increased, coupled with a 52.7% reduction in bad debt expense.
The dollar increase in well servicing direct operating costs between the two years was due to the increase in labor costs of $13.6 million or 17.0% for the year ended December 31, 2014 compared to the prior year due to higher utilization. The employee count in our well servicing segment at December 31, 2014 was 1,241, compared to 1,180 employees as of December 31, 2013. Labor costs as a percentage of revenues were 32.7% and 34.3% for the years ended December 31, 2014 and 2013, respectively. Insurance expense decreased as a percentage of revenues to 4.9% for the year ended December 31, 2014 from 5.3% for 2013. Fuel costs as of percentage of revenues were 6.1% and 7.2% for the years ended December 31, 2014 and 2013, respectively.
Fluid Logistics

	Year Ended December 31,
	2015	% of Revenue	2014	% of Revenue	2013	% of Revenue
	(Dollars in Thousands)
Revenue	$93,158	100.0%	$163,940	100.0%	$188,003	100.0%
Direct operating costs	74,905	80.4%	127,775	77.9%	141,957	75.5%
Segment profit	$18,253	19.6%	$36,165	22.1%	$46,046	24.5%
Results for 2015 compared to 2014 - Fluid Logistics
Revenues — Revenues from the fluid logistics segment for the year ended December 31, 2015 decreased by $70.8 million, or 43.2%, to $93.2 million compared to the prior year, driven primarily by a decrease in trucking hours of 32.0%, along with price reductions and a decrease in frac tank rentals. Utilization and rate decreases resulted from the current market down-turn. Skim oil revenues declined due to lower activity and lower skim oil sales prices. Our principal fluid logistics assets at December 31, 2015 and 2014 were as follows:

	December 31,		% Increase (decrease)
Asset	2015	2014
Vacuum trucks	453	453	—
High-pressure pump trucks	146	134	9.0
Frac tanks and fluid mixing tanks	3,060	3,209	(4.6)
Salt water disposal wells	22	23	(4.3)

Direct Operating Costs — Direct operating costs from the fluid logistics segment decreased by $52.9 million, or 41.4%, to $74.9 million. Fluid logistics operating expenses as a percentage of fluid logistics revenues were 80.4% for the year ended December 31, 2015, compared to 77.9% for the year ended December 31, 2014, an increase of 2.5%. This increase, as a percentage of revenues, was primarily due to a 40.2% increase in bad debt expense, due to increasing bankruptcies and risk of collection caused by the downturn in the industry, and also due to fixed costs not decreasing at the same rate as the decrease in revenues.
The decrease in fluid logistics direct operating costs of $52.9 million was due primarily to a decrease in trucking hours which caused operating labor, fuel, and other variable operating expenses to decrease. The majority of the decrease was due to a decrease in labor costs of $19.7 million, or 43.2%, due to a decrease in the employee count to 540 at December 31, 2015 from 957 at December 31, 2014. The remainder was composed of a decrease in fuel and oil expense of $10.2 million, or 56.3%, to $7.9 million, a decrease in equipment rent expense of $2.7 million, or 35.3%, to $5.0 million, and a decrease in repairs and maintenance and supplies and parts expenses of $10.7 million, or 61.7%, to $6.6 million for the year ended December 31, 2015.
Results for 2014 compared to 2013 - Fluid Logistics
Revenues — Revenues from the fluid logistics segment for the year ended December 31, 2014 decreased by $24.1 million, or 12.8%, to $163.9 million compared to the prior year, driven primarily by a decrease in trucking hours of 9.5% and decreases in equipment rental and skim oil revenues of 21.7% and 33.6%, respectively. Utilization and rate decreases resulted, in part, from more efficient drilling processes by our customers and from excess equipment in our markets and lower rental rates. Our principal fluid logistics assets at December 31, 2014 and 2013 were as follows:

	Years Ended December 31,		% Increase (decrease)
Asset	2014	2013
Vacuum trucks	453	480	(5.6)
Other heavy trucks	134	111	20.7
Frac tanks and fluid mixing tanks	3,209	3,271	(1.9)
Salt water disposal wells	23	24	(4.2)
Direct Operating Costs — Direct operating costs from the fluid logistics segment decreased by $14.2 million, or 10.0%, to $127.8 million. Fluid logistics operating expenses as a percentage of fluid logistics revenues were 77.9% for the year ended December 31, 2014, compared to 75.5% for the year ended December 31, 2013, an increase of 2.4%. This increase, as a percentage of revenues, was primarily due to an increase in the use of third party vendors, a significant increase in bad debt expense, and also due to other fixed costs not decreasing at the same rate as the decrease in revenues.
The decrease in fluid logistics direct operating costs of $14.2 million was due primarily to a decrease in trucking hours which caused operating labor, fuel, and other variable operating expenses to decrease. The decrease in direct operating costs was generally in line with the decrease in revenue. The majority of the decrease was due to a decrease in labor costs of $4.8 million, or 9.5%, due to a decrease in employee headcount. The remainder was composed of a decrease in fuel and oil expense of $6.4 million to $18.1 million for the year ended December 31, 2014, a decrease in rent equipment of $1.1 million, or 12.9% to $7.7 million, and a decrease in repairs and maintenance and supplies and parts expenses of $2.3 million, or 11.6%, to $17.3 million.
Liquidity and Capital Resources
Overview
We presently have outstanding under our Senior Indenture $280.0 million aggregate principal amount of 9% Senior Notes. Our loan and security agreement, as amended, provides for an asset based revolving credit facility with a maximum borrowing credit of $90.0 million, subject to borrowing base availability, any reserves established by the facility agent in its discretion, compliance with a fixed charge coverage ratio covenant if availability under the facility falls below certain thresholds and, for borrowings above $75.0 million, compliance with the debt incurrence covenant in the Senior Indenture. The Senior Indenture covenant prohibits the incurrence of debt except for certain limited exceptions, including indebtedness incurred under the permitted credit facility debt basket to the greater of $75.0 million or 18% of our Consolidated Tangible Assets (as defined in the Senior Indenture) reported for the last fiscal quarter for which financial statements are available. Under the Senior Indenture, Consolidated Tangible Assets is defined as our total assets, determined on a consolidated basis in accordance with GAAP, excluding unamortized debt discount and expenses and other unamortized deferred charges, to the extent such items are non-cash expenses or charges, goodwill, patents, trademarks, service marks, trade names, copyrights and other items classified as intangibles in accordance with GAAP.

As of December 31, 2015, 18% of our Consolidated Tangible Assets was approximately $70.1 million. If our availability under the credit facility dropped below 15% of our total borrowing credit (as described above), we are required to maintain a trailing four-quarter fixed charge coverage ratio of 1.1 to 1. We would currently be in compliance with this covenant if it were applicable. Under the loan and security agreement, our borrowing base at any time is equal to (i) 85% of eligible accounts, which are determined by the Agent in its reasonable discretion, plus (ii) the lesser of 85% of the appraised value, subject to certain adjustments, of our well services equipment that has been properly pledged and appraised, is in good operating condition and is located in the United States, or 100% of the net book value of such equipment, minus (iii) any reserves established by the Agent in its reasonable discretion. As of December 31, 2015, the borrowing base was $90.0 million and borrowing availability was $49.3 million. As of December 31, 2015, there was $15.0 million drawn and $10.7 million in outstanding letters of credit posted to the facility. As amended, the loan and security agreement has a stated maturity of July 26, 2018. The proceeds of this credit facility can be used for the purchase of well services equipment, permitted acquisitions, general operations, working capital and other general corporate purposes.
A continued downturn could require us to seek funding to meet working capital requirements. As discussed in more detail below, our ability to seek additional financing may be restricted by certain of our debt covenants.
The Senior Indenture and the loan agreement governing our senior secured revolving credit facility impose significant restrictions on us and increase our vulnerability to adverse economic and industry conditions that could limit our ability to obtain additional or replacement financing. For example, the Senior Indenture only allows us to incur indebtedness, other than certain specific types of permitted indebtedness, if such indebtedness is unsecured and if the Fixed Charge Coverage Ratio (as defined in the indenture) for the most recently completed four full fiscal quarters is at least 2.0 to 1.0. We are currently able to incur indebtedness under this ratio. Our credit facility only allows us to incur specific types of permitted indebtedness, which includes a $40.0 million basket of permitted indebtedness for capital leases, mortgage financings or purchase money obligations incurred for the purpose of installation or improvement of property, plant, and equipment.
Our inability to satisfy our obligations under the Senior Indenture, the loan agreement governing our credit facility, and any future debt agreements we may enter into could constitute an event of default under one or more of such agreements. Further, due to cross-default provisions in our debt agreements, a default and acceleration of our outstanding debt under one debt agreement may result in the default and acceleration of outstanding debt under the other debt agreements. Accordingly, an event of default could result in all or a portion of our outstanding debt becoming immediately due and payable. If this should occur, we might not be able to obtain waivers or secure alternative financing to satisfy all of our obligations simultaneously. Our ability to access the capital markets or to consummate any asset sales might be restricted at a time when we would like or need to raise capital. These events could have a material adverse effect on our business, financial position, results of operations and cash flows, and our ability to satisfy our obligations.
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
As of December 31, 2015, we had $74.6 million in cash and cash equivalents, and $308.3 million in contractual debt and capital leases. Also, as of December 31, 2015, we had 588,059 outstanding shares of Series B Senior Convertible Preferred Stock ("Series B Preferred Stock") which is reflected in the balance sheet as temporary equity in an amount of $14.6 million. During periods when the Company’s common stock maintains a five day volume weighted average trading price above $3.33 per share, the Series B Preferred Stock is redeemable, in whole or in part, at the Company’s option for a price of $25 per share, plus accrued and unpaid dividends. Nevertheless, if the Company elects to redeem the Series B Preferred Stock, the holders thereof would have the opportunity prior to redemption to convert each share of Series B Preferred Stock into nine shares of common stock. On May 28, 2017, the Company is required to redeem the Series B Preferred Stock by paying in cash or issuing common stock (valued for such purposes at 95% of the fair market value of the common stock) as determined in accordance with the certificate of designation of the Series B Preferred Stock.
The $308.3 million in contractual debt was comprised of $280.0 million in senior notes, $13.3 million in capital leases on equipment and insurance notes, and $15.0 million drawn on our revolving credit facility. Of our total debt, $283.1 million was long-term debt and $25.2 million was current. In addition, we have $0.2 million of non-interest bearing short-term equipment vendor financings for well servicing rigs and other equipment included in accounts payable. The $13.3 million in equipment and insurance notes consisted of $7.1 million in equipment notes and $6.2 million in insurance notes related to our general liability, workers compensation and other insurances.
We project that cash flows from operations and our existing working capital will be adequate to meet our working capital requirements over the next twelve months. Further, should management elect to incur capital expenditures in excess of the levels projected for 2016 or to pursue other capital intensive activities, additional capital may be required to fund these activities.
Cash Flows
Our cash flows depend, to a large degree, on the level of spending by oil and gas companies’ development and production activities. Sustained increases or decreases in the price of natural gas or oil, such as the ongoing precipitous decline in oil and natural gas prices, could have a material impact on these activities, and could also materially affect our cash flows. Certain sources and uses of cash, such as the level of discretionary capital expenditures, purchases and sales of investments, issuances and repurchases of debt and of our common shares are within our control and are adjusted as necessary based on market conditions.

Cash Flows from Operating Activities

Net cash provided by operating activities totaled $36.6 million for the year ended December 31, 2015 compared to $47.2 million for the year ended December 31, 2014, a decrease of $10.6 million. While cash provided by the change in accounts receivable was significantly higher than in the prior year, it was offset by a much higher net loss in 2015 than in 2014, as well as decreases in accounts payable and accrued expenses from the prior year, resulting in overall cash provided by operating activities to be down over the prior year.
Net cash provided by operating activities totaled $47.2 million for the year ended December 31, 2014, compared to $56.4 million for the year ended December 31, 2013, a decrease of $9.2 million. The most significant drivers in the change relate to a decrease in accounts payable due to the more timely processing of invoices.
Cash Flows Used in Investing Activities
Net cash used in investing activities for the year ended December 31, 2015 amounted to $5.4 million compared to $32.4 million from the year ended December 31, 2014, a decrease of $27.0 million. This decrease resulted from a decrease in capital spending for 2015 compared to 2014.
Net cash used in investing activities for the year ended December 31, 2014 amounted to $32.4 million compared to $41.1 million from the year ended December 31, 2013, a decrease of $8.7 million. This decrease resulted from a decrease in capital spending for 2014 compared to 2013, which was partially offset by proceeds from the sale of property and equipment.
Capital expenditures for 2015 were comprised of additions to our fluid logistics segment of approximately $3.8 million and additions to our well servicing segment of approximately $4.8 million. Additions to the fluid logistics segment were primarily specialized frac tanks and the purchase of vacuum trucks, trailers, and winch trucks which had previously been on operating leases and were at the end of their respective terms. Additions to the well servicing segment included swab rigs, vehicles, and other ancillary equipment. We anticipate purchasing additional equipment as applicable leases reach their term. We have the option of purchasing the equipment for cash or we believe, in some cases, we may be able to finance the purchase price through installment notes with the lessors, although there can be no assurance such financing will be available on terms acceptable to the Company, if at all.
Cash Flows from Financing Activities
Net cash provided by financing activities amounted to $8.5 million for the year ended December 31, 2015 compared to net cash used in financing activities of $6.3 million for the year ended December 31, 2014, an increase of $14.8 million. The increase was due to a $15.0 million draw on our revolving credit facility.
Net cash used in financing activities was consistent for the years ended December 31, 2014 and 2013, and primarily consisted of repayment of debt.
9% Senior Notes
On June 7, 2011, FES Ltd. issued $280.0 million in principal amount of 9% Senior Notes. The 9% Senior Notes mature on June 15, 2019, and require semi-annual interest payments, in arrears, at an annual rate of 9% on June 15 and December 15 of each year until maturity. No principal payments are due until maturity.
The 9% Senior Notes are guaranteed by the domestic subsidiaries (the “Guarantor Subs”) of FES Ltd., which include Forbes Energy Services LLC (“FES LLC”), C.C. Forbes, LLC (“CCF”), TX Energy Services, LLC (“TES”), and Forbes Energy International, LLC (“FEI LLC”). All of the Guarantor Subs are 100% owned and each guarantees the securities on a full and unconditional and joint and several basis, subject to customary release provisions which include: (i) the transfer, sale or other disposition (by merger or otherwise) of all or substantially all of its assets of Guarantor, or of all of the capital stock; (ii) the proper designation of a Guarantor as an "Unrestricted Subsidiary;" (iii) the legal defeasance or satisfaction and discharge of the Indenture; and (iv) as may be provided in any intercreditor agreement entered into in connection with any current and future credit facilities, in each such case specified in clauses (i) through (iii) above in accordance with the requirements therefore set forth in the Senior Indenture. The parent company has no independent assets or operations. There are no significant restrictions on the parent company's ability or the ability of any guarantor to obtain funds from its subsidiaries by such means as a dividend or loan. Subsequent to June 15, 2015, we may, at our option, redeem all or part of the 9% Senior Notes from time to time at specified redemption prices and subject to certain conditions required by the Senior Indenture. We are required to make an offer to purchase the notes and to repurchase any notes for which the offer is accepted at 101% of their principal amount, plus accrued and unpaid interest, if there is a change of control. We are required to make an offer to repurchase the notes and to repurchase any notes for which the offer is accepted at 100% of their principal amount, plus accrued and unpaid interest, following certain asset sales.
We are permitted under the terms of the Senior Indenture to incur additional indebtedness in the future, provided that certain financial conditions set forth in the Senior Indenture are satisfied. We are subject to certain covenants contained in the Senior Indenture, including provisions that limit or restrict our and certain future subsidiaries’ abilities to incur additional debt, to create, incur or permit to exist certain liens on assets, to make certain dispositions of assets, to make payments on certain subordinated indebtedness, to pay dividends or certain other payments to equity holders, to engage in mergers, consolidations or other fundamental changes, to change the nature of its business or to engage in transactions with affiliates. Due to cross-default provisions in the Senior Indenture and the loan agreement governing our revolving credit facility, with certain exceptions, a default and acceleration of outstanding debt under one debt agreement would result in the default and possible acceleration of outstanding debt under the other debt agreement. Accordingly, an event of default could result in all or a portion of our outstanding debt under our debt agreements becoming immediately due and payable. If this occurred, we might not be able to obtain waivers or secure alternative financing to satisfy all of our obligations simultaneously, which would adversely affect our business and operations.

Details of two of the more significant restrictive covenants in the Senior Indenture are set forth below:

•
Limitation on the Incurrence of Additional Debt - In addition to certain indebtedness defined in the Senior Indenture as "Permitted Debt," which includes indebtedness under any credit facility not to exceed the greater of $75.0 million or 18% of our Consolidated Tangible Assets (as defined in the Senior Indenture), we may only incur additional debt if the Fixed Charge Coverage Ratio (as defined in the Senior Indenture) for the most recently completed four full fiscal quarters is at least 2.0 to 1.0.

•
Limitation on Restricted Payments - Subject to certain limited exceptions, including specific permission to pay cash dividends on our Series B Senior Convertible Preferred Stock up to $260,000 per quarter, the Company is prohibited from (i) declaring or paying dividends or other distributions on its equity securities (other than dividends or distributions payable in equity securities), (ii) purchasing or redeeming any of the Company's equity securities, (iii) making any payment on indebtedness contractually subordinated to the 9% Senior Notes, except a payment of interest or principal at the stated maturity thereof, or (iv) making any investment defined as a "Restricted Investment," unless, at the time of and after giving effect to such payment, we are not in default and we are able to incur at least $1.00 of additional Indebtedness pursuant to the Fixed Charge Coverage Ratio (as defined in the Senior Indenture). Further, the amount of such payment plus all other such payments made by us since the issuance of the 9% Senior Notes must be less than the aggregate of (a) 50% of Consolidated Net Income (as defined in the Senior Indenture) since the April 1, 2011 (or 100%, if such figure is a deficit), (b) 100% of the aggregate net cash proceeds from equity offerings since the issuance of the 9% Senior Notes, (c) if any Restricted Investments have been sold for cash, the proceeds from such sale (or the original cash investment if that amount is lower); and (d) 50% of any dividends received by us.

The Company was in compliance with the covenants under the Senior Indenture at December 31, 2015.

Revolving Credit Facility
On September 9, 2011, the Company entered into a loan and security agreement with certain lenders, and Regions Bank, as agent for the secured parties, or the Agent. This loan and security agreement was amended in December 2011, July 2012 and July 2013. The loan and security agreement, as amended, provides for an asset based revolving credit facility with a maximum borrowing credit of $90.0 million, subject to borrowing base availability, any reserves established by the facility agent in its discretion, compliance with a fixed charge coverage ratio covenant if availability under the facility falls below certain thresholds and, for borrowings above $75.0 million, compliance with the debt incurrence covenant in the Senior Indenture that prohibits the incurrence of debt except for certain limited exceptions, including indebtedness incurred under the permitted credit facility debt basket to the greater of $75.0 million or 18% of our Consolidated Tangible Assets (as defined in the Senior Indenture) reported for the last fiscal quarter for which financial statements are available. As of December 31, 2015, 18% of our Consolidated Tangible Assets was approximately $70.1 million. Under the loan and security agreement, our borrowing base at any time is equal to (i) 85% of eligible accounts, which are determined by the Agent in its reasonable discretion, plus (ii) the lesser of 85% of the appraised value, subject to certain adjustments, of our well services equipment that has been properly pledged and appraised, is in good operating condition and is located in the United States, or 100% of the net book value of such equipment, minus (iii) any reserves established by the Agent in its reasonable discretion. As of December 31, 2015, the borrowing base was $90.0 million and borrowing availability was $49.3 million
As amended, the loan and security agreement has a stated maturity of July 26, 2018. In June 2015, FES LLC, for the first time since the July 2013 amendment, drew down $15.0 million under the facility, which is reflected in the current portion of long term debt since the Company plans to repay the revolving loan balance in the next twelve months. As of December 31, 2015, the facility had a revolving loan balance outstanding of $15.0 million and $10.7 million in letters of credit outstanding against the facility.
Borrowings bear interest at a rate equal to either (a) the LIBOR rate plus an applicable margin of between 2.00% to 2.50% based on borrowing availability or (b) a base rate plus an applicable margin of between 1.00% to 1.50% based on borrowing availability, where the base rate is equal to the greater of the prime rate established by Regions Bank, the overnight federal funds rate plus 0.5% or the LIBOR rate for a one month period plus 1%. The Company's interest rate as of December 31, 2015 was 2.625%.
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
The loan and security agreement contains customary covenants for an asset-based credit facility, which include (i) restrictions on certain mergers, consolidations and sales of assets; (ii) restrictions on the creation or existence of liens; (iii) restrictions on making certain investments; (iv) restrictions on the incurrence or existence of indebtedness; (v) restrictions on transactions with affiliates; (vi) requirements to deliver financial statements, report and notices to the Agent and (vii) a springing requirement to maintain a consolidated Fixed Charge Coverage Ratio (which is defined in the loan and security agreement) of 1.1:1.0 in the event that our excess availability under the credit facility falls below the greater of $11.3 million or 15.0% of our maximum credit under the facility for 60 consecutive days, provided that, the restrictions described in (i)-(v) above are subject to certain exceptions and permissions limited in scope and dollar value. The loan and security agreement also contains customary representations and warranties and event of default provisions. As of December 31, 2015 we were in compliance with all applicable covenants in the loan and security agreement.
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
The Senior Indenture specifically allows the payment of cash dividends on the Series B Preferred Stock of up to $260,000 per quarter. Therefore, there are no contractual or stock exchange restrictions on our paying the Series B Preferred Stock dividends in cash or in-kind. The annual dividend payments for the Series B Preferred Stock is approximately $0.7 million. The Company has paid in cash all required dividends on its Series B Preferred Stock for completed dividend periods through February 29, 2016.

During periods when the Company’s common stock maintains a five day volume weighted average trading price above $3.33 per share, the Series B Preferred Stock is redeemable, in whole or in part, at the Company’s option for a price of $25 per share, plus accrued and unpaid dividends. Nevertheless, if the Company elects to redeem the Series B Preferred Stock, the holders thereof would have the opportunity prior to redemption to convert each share of Series B Preferred Stock into nine shares of common stock. On May 28, 2017, we are required to redeem any of the shares of Series B Preferred Stock then outstanding. The cost of the redemption at this date will be $14.7 million. Such mandatory redemption may, at our election, be paid in cash or common stock (valued for such purpose at 95% of the then fair market value of the common stock). As of December 31, 2015, we had 588,059 shares of Series B Preferred Stock outstanding. For a discussion of the rights and preferences of the Series B Preferred Stock, see Note 15 to the consolidated financial statements for the year ended December 31, 2015 included herein.
Contractual Obligations and Financing
The table below provides estimated timing of future payments for which we were obligated as of December 31, 2015.

Actual	Total	2016	2017-2018	2019-2020	Thereafter
	(dollars in thousands)
Maturities of long-term debt, including current portion, excluding capital lease obligations (1)	$301,181	$21,181	$—	$280,000	$—
Capital lease obligations	7,133	4,062	3,071	—	—
Operating lease commitments	9,024	6,408	2,146	470	—
Interest on long-term debt	87,952	25,725	50,490	11,737	—
Series B senior preferred stock dividends	1,041	735	306	—	—
Series B senior preferred stock redemption	14,702	—	14,702	—	—
Total	$421,033	$58,111	$70,715	$292,207	$—

(1)	Included in the 2016 figure of $21.2 million is a $15.0 million draw on our revolving credit facility that the Company plans, but is not contractually obligated, to repay within 12 months.

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

Estimated Depreciable Lives
A substantial portion of our total assets is comprised of equipment. Each asset included in equipment is recorded at cost and depreciated using the straight-line method over the asset’s estimated economic useful life. As a result of these estimates of economic useful lives, net equipment as of December 31, 2015 totaled $277.0 million, which represented 67.2% of total assets. Depreciation expense for the year ended December 31, 2015 totaled $52.2 million, which represented 27.1% of total operating expenses. Given the significance of equipment to our financial statements, the determination of an asset’s economic useful life is considered to be a critical accounting estimate. The estimated economic useful life is monitored by management to determine its continued appropriateness.
Impairment
Long-term assets consist of property, equipment, and identifiable intangible assets. The Company makes judgments and estimates regarding the carrying value of these assets, including amounts to be capitalized, estimated useful lives, depreciation and amortization methods to be applied, and possible impairment. We evaluate our long-lived assets, at a minimum, annually and whenever events and changes in circumstances indicate the carrying amount of our net assets may not be recoverable due to various external or internal factors.
For property and equipment, events or circumstances indicating possible impairment may include a significant change in the business environment or a significant decline in financial results. For intangible assets, events or circumstances indicating possible impairment may include a significant change in the assessment of future operations or an adverse change in how the asset is being used.
When an indicator of possible impairment exists, we use estimated future undiscounted cash flows to assess recoverability of our long-lived assets. These cash flow projections require us to make judgments regarding long-term forecasts of future revenue and costs related to the assets subject to review. These forecasts include assumptions related to the rates we bill our customers, equipment utilization, equipment additions, staffing levels, pay rates, and other expenses. These forecasts also require assumptions about demand for our products and services, future market conditions, and technological developments. These assumptions considered the drop in oil and natural gas prices over the last eighteen months and projected future pricing trends.
Impairment is indicated when future cash flows are less than the carrying amount of the assets. An impairment loss would be recorded in the period in which it is determined the carrying amount is not recoverable. The impairment loss is the amount by which the carrying amount exceeds the fair market value.
We assessed the long-lived assets of our Well Servicing segment for impairment and determined that projected future cash flows exceeded the carrying amount of the assets. This indicated that the carrying amount of the property and equipment would be recoverable.
We assessed the long-lived assets of our Fluid Logistics segment for impairment and determined that projected future cash flows exceeded the carrying amount of the assets. This indicated that the carrying amount of the property and equipment would be recoverable.
Based on our assessments, for the years ended December 31, 2015, 2014, and 2013, we concluded that no impairment was indicated. Nevertheless, volatility in the oil and natural gas industry, which is driven by factors over which we have no control, could affect the fair market value of our equipment fleet and cause us to conclude at a future date that an impairment is evident. Under certain circumstances, this could trigger a write-down of our assets for accounting purposes, which could have a material adverse impact on our financial position and results of operations.
Allowance for Doubtful Accounts
The determination of the collectability of amounts due from our customers requires us to use estimates and make judgments regarding future events and trends, including monitoring our customers’ payment history and current credit worthiness to determine that collectability is reasonably assured, as well as consideration of the overall business climate in which our customers operate. Inherently, these uncertainties require us to make frequent judgments and estimates regarding our customers’ ability to pay amounts due to us in order to determine the appropriate amount of valuation allowances required for doubtful accounts. Provisions for doubtful accounts are recorded when it becomes evident that the customer will not make the required payments at either contractual due dates or in the future. At December 31, 2015 and 2014, the allowance for doubtful accounts totaled $1.8 million, or 6.8%, and $4.0 million, or 4.8%, of gross accounts receivable, respectively. We believe that our allowance for doubtful accounts is adequate to cover potential bad debt losses under current conditions; however, uncertainties regarding changes in the financial condition of our customers, either adverse or positive, and particularly in light of the ongoing depressed industry conditions, could impact the amount and timing of any additional provisions for doubtful accounts that may be required. A five percent change in the allowance for doubtful accounts would have had an impact on income from continuing operations before income taxes of approximately $0.1 million in 2015.
Revenue Recognition
Well Servicing — Well servicing consists primarily of maintenance services, workover services, completion services, plugging and abandonment services, and tubing testing. We price well servicing primarily by the hour of service performed or, on occasion, bid/turnkey pricing.
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
Income Taxes
Our income tax benefit on continuing operations was $16.6 million (26.5% effective rate) on a pre-tax loss of $62.7 million for the year ended December 31, 2015, compared to an income tax benefit of 3.1 million (26.9% effective rate) on a pre-tax loss of $11.4 million in 2014. For the years ended December 31, 2015 and 2014, $0.1 million and $0.7 million in state tax expense was recorded, respectively. There was $0.2 million in foreign income tax benefit recorded for the year ended December 31, 2013 and there were no foreign income taxes recorded for the years ended December 31, 2015 and 2014. As of December 31, 2015 and 2014, $0.9 million and $17.7 million in deferred U.S. federal income tax liability was reflected in the FES Ltd.’s balance sheet, respectively.
Current and deferred net tax liabilities are recorded in accordance with enacted tax laws and rates. Valuation allowances are established to reduce deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. In determining the need for valuation allowances, we have considered and made judgments and estimates regarding estimated future taxable income and ongoing prudent and feasible tax planning strategies. These estimates and judgments include some degree of uncertainty and changes in these estimates and assumptions could require us to adjust the valuation allowances for our deferred tax assets. The existence of reversing taxable temporary differences supports the recognition by the Company of deferred tax assets. In the event that the Company's federal deferred tax assets exceed the Company's reversing taxable temporary differences, it is not more likely than not that those deferred tax assets would be realized due to the Company's lack of earnings history. Therefore, a valuation allowance in the amount of $0.8 million was established as of December 31, 2014 and increased by approximately $4.8 million during 2015, based on the extent that the Company's federal deferred tax assets exceeded the Company's reversing taxable temporary differences.
Environmental
We are subject to extensive federal, state, and local environmental laws and regulations. These laws, which are constantly changing, regulate the discharge or release of materials into the environment and may require us to remove or mitigate the adverse environmental effects of the disposal or release of petroleum, chemical, or other hazardous substances at various sites. Environmental expenditures are expensed or capitalized depending on their future economic benefit. Expenditures that relate to an existing condition caused by past operations and that have no future economic benefits are expensed. Liabilities for expenditures of a non-capital nature are recorded when environmental assessment and/or remediation is probable and the costs can be reasonably estimated. We believe, on the basis of presently available information, that regulation of known environmental matters will not materially affect our liquidity, capital resources or consolidated financial condition. There were no material environmental liabilities for each of the years ended December 31, 2015 and 2014. However, there can be no assurances that future costs and liabilities will not be material.
Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or the FASB, issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which provides guidance for revenue recognition and which supersedes nearly all existing revenue recognition guidance under ASU 2014-09. This ASU provides guidance that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. Additionally, the guidance permits two methods of transition upon adoption: full retrospective and modified retrospective. Under the full retrospective method, the standard would be applied to each prior reporting period presented. Under the modified retrospective method, the cumulative effect of applying the standard would be recognized at the date of initial application. In August 2015, the FASB issued final revised guidance that defers the effective date of the revenue recognition standard to be for annual and interim periods beginning after December 15, 2017. The Company is currently evaluating the impact of this new standard on its consolidated financial statements and related disclosures.
In August 2014, the FASB issued ASU 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” which requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued and to provide related footnote disclosures in certain circumstances. This amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. We do not expect the adoption of this guidance to have an impact on our consolidated financial statements.
In April 2015, the FASB, issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for annual periods beginning after December 15, 2015, and interim periods within those annual periods. Retrospective application is required and early adoption is permitted. The adoption of ASU 2015-03 only impacts balance sheet classification; therefore, it will not have a material impact on the Company's consolidated financial statements.
In August 2015, the FASB issued ASU 2015-15, "Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements" which clarifies the treatment of debt issuance costs from line-of-credit arrangements after adoption of ASU 2015-03. ASU 2015-15 clarifies that the Securities and Exchange Commission staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU 2015-15 became effective upon issuance, and the Company does not anticipate that this pronouncement will have a material impact on its consolidated financial statements.
In November 2015, the FASB issued ASU 2015-17, "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes," which simplifies the presentation of deferred income taxes by requiring that deferred tax assets and liabilities be classified as noncurrent in the balance sheet. ASU 2015-17 becomes effective for interim and annual periods beginning after December 31, 2016. The Company does not anticipate that this pronouncement will have a material impact on its consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)," which increases the transparency and comparability about leases among entities. The new guidance requires lessees to recognize a lease liability and a corresponding lease asset for operating leases with lease terms greater than 12 months.  It also requires additional disclosures about leasing arrangements to help users of financial statements better understand the amount, timing, and uncertainty of cash flows arising from leases. ASU 2016-02 becomes effective for interim and annual periods beginning after December 15, 2018, and requires a modified retrospective approach to adoption. Early adoption is permitted. The Company is currently evaluating the impact of this new standard on its consolidated financial statements and related disclosures.
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
Our primary debt obligations are the outstanding 9% Senior Notes and any borrowings under our revolving credit facility. Changes in interest rates do not affect interest expense incurred on our 9% Senior Notes as such notes bear interest at a fixed rate. However, changes in interest rates would affect their fair values. In general, the fair market value of debt with a fixed interest rate will increase as interest rates fall. Conversely, the fair market value of debt will decrease as interest rates rise. A hypothetical change in interest rates of 10% relative to interest rates as of December 31, 2015 would have no impact on our interest expense for the 9% Senior Notes.
Our revolving credit facility has a variable interest rate and, therefore, is subject to interest rate risk. As of December 31, 2015, we had borrowed $15 million on this facility. A 100 basis point increase in interest rates on our variable rate debt would result in additional annual interest expense in the amount of $0.2 million.
We have not entered into any derivative financial instrument transactions to manage or reduce market risk or for speculative purposes.

Item 8.	Consolidated Financial Statements and Supplementary Data

Index to Financial Statements
Forbes Energy Services Ltd. and Subsidiaries (a/k/a The “Forbes Group”)
Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Forbes Energy Services, Ltd.
Alice, Texas
We have audited the accompanying consolidated balance sheets of Forbes Energy Services Ltd. as of December 31, 2015 and 2014 and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Forbes Energy Services Ltd. at December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.
/S/ BDO USA, LLP
Houston, Texas
March 30, 2016

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)
Consolidated Balance Sheets
(in thousands, except per share amounts)

	December 31,
	2015	2014
Assets
Current assets
Cash and cash equivalents	$74,611	$34,918
Accounts receivable - trade, net	26,486	83,644
Accounts receivable - related parties	—	342
Accounts receivable - other	1,216	455
Prepaid expenses	8,386	9,357
Other current assets	1,100	1,180
Total current assets	111,799	129,896
Property and equipment, net	277,029	322,663
Intangible assets, net	19,431	22,292
Deferred financing costs, net of accumulated amortization of $7.1 million and $5.5 million for 2015 and 2014, respectively	3,598	5,053
Restricted cash	51	1,381
Other assets	519	2,328
Total assets	$412,427	$483,613
Liabilities and Shareholders’ Equity
Current liabilities
Current portions of long-term debt	$25,243	$11,204
Accounts payable - trade	8,995	19,119
Accounts payable - related parties	8	186
Accrued dividends	61	61
Accrued interest payable	1,401	1,364
Accrued expenses	10,726	18,848
Total current liabilities	46,434	50,782
Long-term debt, net of current portion	283,071	286,687
Deferred tax liability	899	17,653
Total liabilities	330,404	355,122
Commitments and contingencies (Note 10)	—	—
Temporary equity
Series B senior convertible preferred stock (redemption value of $14.7 million)	14,644	14,602
Shareholders’ equity
Common stock, $.04 par value, 112,500 shares authorized, 22,210 and 21,845 shares issued and outstanding at December 31, 2015 and 2014, respectively	889	874
Additional paid-in capital	194,253	194,704
Accumulated deficit	(127,763)	(81,689)
Total shareholders’ equity	67,379	113,889
Total liabilities and shareholders’ equity	$412,427	$483,613
The accompanying notes are an integral part of these consolidated financial statements.

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)
Consolidated Statements of Operations
(in thousands except, per share amounts)

	Year Ended December 31,
	2015	2014	2013
Revenues
Well servicing	$150,949	$285,338	$231,930
Fluid logistics	93,158	163,940	188,003
Total revenues	244,107	449,278	419,933
Expenses
Well servicing	117,514	213,278	182,180
Fluid logistics	74,905	127,775	141,957
General and administrative	31,591	36,428	30,186
Depreciation and amortization	55,034	54,959	54,838
Total expenses	279,044	432,440	409,161
Operating income (loss)	(34,937)	16,838	10,772
Other income (expense)
Interest income	211	9	27
Interest expense	(27,962)	(28,228)	(28,211)
Loss from continuing operations before taxes	(62,688)	(11,381)	(17,412)
Income tax benefit	(16,614)	(3,060)	(4,615)
Loss from continuing operations	(46,074)	(8,321)	(12,797)
Loss from discontinued operations, net of tax benefit of $246 in 2013	—	—	(293)
Net loss	(46,074)	(8,321)	(13,090)
Preferred stock dividends	(776)	(776)	(776)
Net loss attributable to common shareholders	$(46,850)	$(9,097)	$(13,866)
Loss per share of common stock from continuing operations
Basic and diluted	$(2.12)	$(0.42)	$(0.64)
Loss per share of common stock from discontinued operations
Basic and diluted	$—	$—	$(0.01)
Loss per share of common stock
Basic and diluted	$(2.12)	$(0.42)	$(0.65)
Weighted average number of shares of common stock outstanding
Basic and diluted	22,071	21,749	21,388
The accompanying notes are an integral part of these consolidated financial statements.

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)
Consolidated Statements of Changes in Shareholders’ Equity
(in thousands)

	Temporary Equity		Permanent Equity
	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance:
December 31, 2012	588	$14,518	21,093	$844	$191,602	$(60,278)	$132,168
Share-based compensation	—	—	—	—	2,179	—	2,179
Net loss	—	—	—	—	—	(13,090)	(13,090)
Common shares issued under stock plan:
Exercise of stock options	—	—	3	—	7	—	7
Issuance of restricted stock	—	—	378	15	515	—	530
Preferred stock dividends and accretion	—	42	—	—	(776)	—	(776)
Balance:
December 31, 2013	588	14,560	21,474	859	193,527	(73,368)	121,018
Share-based compensation	—	—	—	—	1,324	—	1,324
Net loss	—	—	—	—	—	(8,321)	(8,321)
Common shares issued under stock plan:
Issuance of restricted stock	—	—	371	15	629	—	644
Preferred stock dividends and accretion	—	42	—	—	(776)	—	(776)
Balance:
December 31, 2014	588	14,602	21,845	874	194,704	(81,689)	113,889
Net loss	—	—	—	—	—	(46,074)	(46,074)
Common shares issued under stock plan:
Issuance of restricted stock	—	—	365	15	325	—	340
Preferred stock dividends and accretion	—	42	—	—	(776)	—	(776)
Balance:
December 31, 2015	588	$14,644	22,210	$889	$194,253	$(127,763)	$67,379
The accompanying notes are an integral part of these consolidated financial statements.

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net loss	$(46,074)	$(8,321)	$(13,090)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	52,173	52,098	51,977
Amortization expense	2,861	2,861	2,861
Share-based compensation	442	3,264	2,852
Deferred tax benefit	(16,754)	(3,957)	(4,977)
(Gain) loss on disposal of assets, net	(705)	(684)	443
Bad debt expense	1,409	967	1,353
Amortization of deferred financing cost	1,455	1,807	1,518
Changes in operating assets and liabilities:
Accounts receivable	54,989	(2,296)	8,857
Accounts receivable - related parties	342	(157)	(125)
Prepaid expenses and other current assets	3,320	4,225	(3,229)
Accounts payable - trade	(8,679)	(5,514)	6,363
Accounts payable - related parties	(178)	(373)	405
Accrued expenses	(8,056)	3,327	1,202
Accrued interest payable	37	(3)	13
Net cash provided by operating activities	36,582	47,244	56,423
Cash flows from investing activities:
Purchases of property and equipment	(9,568)	(37,877)	(42,626)
Proceeds from sale of property and equipment	1,554	5,431	1,449
Insurance proceeds	1,262	—	—
Restricted cash	1,330	(1)	59
Net cash used in investing activities	(5,422)	(32,447)	(41,118)
Cash flows from financing activities:
Payments for debt issuance costs	—	—	(338)
Proceeds from the exercise of stock options	—	—	7
Borrowings on debt	15,000	—	—
Repayments of debt	(5,564)	(5,083)	(5,306)
Dividends paid on Series B Senior Convertible Preferred Stock	(735)	(735)	(735)
Payments of tax withholding obligations related to restricted stock	(168)	(470)	(143)
Net cash provided by (used in) financing activities	8,533	(6,288)	(6,515)
Net increase in cash and cash equivalents	39,693	8,509	8,790
Cash and cash equivalents:
Beginning of year	34,918	26,409	17,619
End of year	$74,611	$34,918	$26,409

The accompanying notes are an integral part of these consolidated financial statements.

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)
Notes to Consolidated Financial Statements
1. Organization and Nature of Operations
Nature of Business
Forbes Energy Services Ltd., or FES Ltd., is an independent oilfield services contractor that provides a wide range of well site services to oil and natural gas drilling and producing companies to help develop and enhance the production of oil and natural gas. These services include fluid hauling, fluid disposal, well maintenance, completion services, workovers and recompletions, plugging and abandonment, and tubing testing. Our operations are concentrated in the major onshore oil and natural gas producing regions of Texas, with an additional location in Pennsylvania. Prior to its closure in August 2015, we had one location in Mississippi. We believe that our broad range of services, which extends from initial drilling, through production, to eventual abandonment, is fundamental to establishing and maintaining the flow of oil and natural gas throughout the life cycle of our customers’ wells. The Company's headquarters and executive offices are located at 3000 South Business Highway 281, Alice, Texas 78332. The Company can be reached at (361) 664-0549.
As used in these consolidated financial statements, the “Company,” the “Forbes Group,” “we,” and “our” mean FES Ltd. and its subsidiaries, except as otherwise indicated.
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
Because our revenues are generated primarily from customers who are subject to the same factors generally impacting the oil and natural gas industry, our operations are also susceptible to market volatility resulting from economic, cyclical, weather related, or other factors related to such industry. Changes in the level of operating and capital spending in the industry, decreases in oil and natural gas prices, or industry perception about future oil and natural gas prices could materially decrease the demand for our services, adversely affecting our financial position, results of operations, and cash flows.
3. Summary of Significant Accounting Policies
Reclassification
Certain prior year amounts have been reclassified to conform to the current year presentation.
Principles of Consolidation
The Company’s consolidated financial statements include the accounts of FES Ltd. and all of its wholly owned, direct and indirect subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, or GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated balance sheets and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates.
Revenue Recognition
Well Servicing –Well servicing consists primarily of maintenance services, workover services, completion services, plugging and abandonment services, and tubing testing. The Company prices well servicing by the hour of service performed, or on occasion, bid/turnkey pricing.
Fluid Logistics – Fluid logistics consists primarily of the sale, transportation, storage, and disposal of fluids used in drilling, production, and maintenance of oil and natural gas wells. The Company prices fluid logistics services by the job, by the hour, or by the quantities sold, disposed, or hauled.

The Company recognizes revenue when services are performed, collection of the relevant receivables is probable, persuasive evidence of an arrangement exists, and the price is fixed or determinable. Revenues are presented net of any sales taxes collected by the Company from its customers that are remitted to governmental authorities.

Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are based on earned revenues. The Company provides an allowance for doubtful accounts, which is based on a review of outstanding receivables, historical collection information, and existing economic conditions. Provisions for doubtful accounts are recorded when it becomes evident that the customer will not be likely to make the required payments at either contractual due dates or in the future. The accounts are written off against the provision when it becomes evident that the account is not collectable.
The following reflects changes in our allowance for doubtful accounts:

Balance as of January 1, 2013	$2,659
Provision	1,353
Bad debt write-off	(60)
Balance as of December 31, 2013	3,952
Provision	967
Bad debt write-off	(880)
Balance as of December 31, 2014	4,039
Provision	1,409
Bad debt write-off	(3,644)
Balance as of December 31, 2015	$1,804
Property and Equipment
Property and equipment are recorded at cost. Improvements or betterments that extend the useful life of the assets are capitalized. Expenditures for maintenance and repairs are charged to expense when incurred. The costs of assets retired or otherwise disposed of and the related accumulated depreciation are eliminated from the accounts in the period of disposal. Gains or losses resulting from property disposals are credited or charged to operations currently. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets. Depreciation expense was $52.2 million, $52.1 million, and $52.0 million for the years ended December 31, 2015, 2014, and 2013, respectively.

Impairment
Long-term assets consist of property, equipment, and identifiable intangible assets. The Company makes judgments and estimates regarding the carrying value of these assets, including amounts to be capitalized, estimated useful lives, depreciation and amortization methods to be applied, and possible impairment. We evaluate our long-lived assets, at a minimum, annually and whenever events and changes in circumstances indicate the carrying amount of our net assets may not be recoverable due to various external or internal factors.
For property and equipment, events or circumstances indicating possible impairment may include a significant change in the business environment or a significant decline in financial results. For intangible assets, events or circumstances indicating possible impairment may include a significant change in the assessment of future operations or an adverse change in how the asset is being used.
When an indicator of possible impairment exists, we use estimated future undiscounted cash flows to assess recoverability of our long-lived assets. These cash flow projections require us to make judgments regarding long-term forecasts of future revenue and costs related to the assets subject to review. These forecasts include assumptions related to the rates we bill our customers, equipment utilization, equipment additions, staffing levels, pay rates, and other expenses. These forecasts also require assumptions about demand for our products and services, future market conditions, and technological developments. These assumptions considered the drop in oil and natural gas prices over the last eighteen months and projected future pricing trends.
Impairment is indicated when future cash flows are less than the carrying amount of the assets. An impairment loss would be recorded in the period in which it is determined the carrying amount is not recoverable. The impairment loss is the amount by which the carrying amount exceeds the fair market value.
We assessed the long-lived assets of our Well Servicing segment for impairment and determined that projected future cash flows exceeded the carrying amount of the assets. This indicated that the carrying amount of the property and equipment would be recoverable.
We assessed the long-lived assets of our Fluid Logistics segment for impairment and determined that projected future cash flows exceeded the carrying amount of the assets. This indicated that the carrying amount of the property and equipment would be recoverable.
Based on our assessments, for the years ended December 31, 2015, 2014, and 2013, we concluded that no impairment was indicated. Nevertheless, volatility in the oil and natural gas industry, which is driven by factors over which we have no control, could affect the fair market value of our equipment fleet and cause us to conclude at a future date that an impairment is evident. Under certain circumstances, this could trigger a write-down of our assets for accounting purposes, which could have a material adverse impact on our financial position and results of operations.
Restricted Cash
Restricted cash serves as collateral for loans and certain outstanding letters of credit. The Company had restricted cash balances of $0.1 million and $1.4 million at December 31, 2015 and 2014, respectively.
Intangible Assets
Intangible assets consist primarily of customer relationships and trade name and are subject to amortization for the period of time which the assets are expected to contribute directly or indirectly to future cash flows.
Deferred Financing Costs
The Company amortizes the deferred financing costs over the period of the agreements governing the 9% Senior Notes and the revolving credit facility on an effective interest basis, as a component of interest expense. Amortization of deferred financing costs was $1.5 million, $1.8 million, and $1.5 million for the years ended December 31, 2015, 2014, and 2013, respectively.
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

The Company’s policy for recording interest and penalties associated with uncertain tax positions is to record such items as a component of tax expense.  The Company has not recognized any material uncertain tax positions for the years ended December 31, 2015, 2014, and 2013.

     Earnings per Share
Basic EPS is calculated by dividing the net income attributable to common shareholders of the Company by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is determined by adjusting the profit or loss attributable to common shareholders and the weighted average number of shares of common stock outstanding adjusted for the effects of all dilutive potential common shares comprised of options granted, restricted stock, and restricted stock units. Preferred stock is a participating security which means the security may participate in undistributed earnings with common stock. Such securities are deemed to not be participating in losses if there is no obligation to fund such losses. The holders of the Series B Preferred Stock would be entitled to share in dividends, on an as-converted basis, if the holders of common stock were to receive dividends in excess of 5% of the then current common stock market price on a cumulative basis over the past twelve months, provided that the holders of the Series B Preferred Stock would only share in that portion of the dividend that exceeds 5%. The Series B Preferred Stock was not deemed to be participating since there were net losses from operations for the years ended December 31, 2015, 2014, and 2013.
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
The carrying amounts of cash and cash equivalents, accounts receivable-trade, accounts receivable-related parties, accounts receivable – other, accounts payable – trade, accounts payable-related parties, and insurance notes approximate fair value because of the short maturity of these instruments. The fair values of third party notes and equipment notes are level two inputs in the fair value hierarchy, and approximate their carrying values, based on current market rates at which the Company could borrow funds with similar maturities.

	December 31, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(dollars in thousands)
9% senior notes due 2019	$280,000	$131,600	$280,000	$165,200

The fair value of our 9% senior notes due 2019, or the 9% Senior Notes, is based on dealer quoted market prices at December 31, 2015 and 2014, and is considered Level 1 within the fair value hierarchy.

Environmental
The Company is subject to extensive federal, state, and local environmental laws and regulations. These laws, which are constantly changing, regulate the discharge of materials into the environment and may require the Company to remove or mitigate the adverse environmental effects of the disposal or release of petroleum or chemical substances at various sites. Environmental expenditures are expensed or capitalized depending on their future economic benefit. Expenditures that relate to an existing condition caused by past operations and that have no future economic benefits are expensed. Liabilities for expenditures of a non-capital nature are recorded when environmental assessment and/or remediation is probable and the costs can be reasonably estimated. There were no material environmental liabilities for each of the years ended December 31, 2015 and 2014.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board, or the FASB, issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which provides guidance for revenue recognition and which supersedes nearly all existing revenue recognition under ASU 2014-09. This ASU provides guidance that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. Additionally, the guidance permits two methods of transition upon adoption: full retrospective and modified retrospective. Under the full retrospective method, the standard would be applied to each prior reporting period presented. Under the modified retrospective method, the cumulative effect of applying the standard would be recognized at the date of initial application. In August 2015, the FASB issued final revised guidance that defers the effective date of the revenue recognition standard to be for annual and interim periods beginning after December 15, 2017. The Company is currently evaluating the impact of this new standard on its consolidated financial statements and related disclosures.
In August 2014, the FASB issued ASU 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” which requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued and to provide related footnote disclosures in certain circumstances. This amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The Company does not anticipate that this pronouncement will have a material impact on its consolidated financial statements.
In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for annual periods beginning after December 15, 2015, and interim periods within those annual periods. Retrospective application is required and early adoption is permitted. The adoption of ASU 2015-03 only impacts balance sheet classification; therefore, it will not have a material impact on the Company's consolidated financial statements.
In August 2015, the FASB issued ASU 2015-15, "Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements" which clarifies the treatment of debt issuance costs from line-of-credit arrangements after adoption of ASU 2015-03. ASU 2015-15 clarifies that the Securities and Exchange Commission staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU 2015-15 became effective upon issuance, and the Company does not anticipate that this pronouncement will have a material impact on its consolidated financial statements.
In November 2015, the FASB issued ASU 2015-17, "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes," which simplifies the presentation of deferred income taxes by requiring that deferred tax assets and liabilities be classified as noncurrent in the balance sheet. ASU 2015-17 becomes effective for interim and annual periods beginning after December 31, 2016. The Company does not anticipate that this pronouncement will have a material impact on its consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)," which increases the transparency and comparability about leases among entities. The new guidance requires lessees to recognize a lease liability and a corresponding lease asset for operating leases with lease terms greater than 12 months. It also requires additional disclosures about leasing arrangements to help users of financial statements better understand the amount, timing, and uncertainty of cash flows arising from leases. ASU 2016-02 becomes effective for interim and annual periods beginning after December 15, 2018, and requires a modified retrospective approach to adoption. Early adoption is permitted. The Company is currently evaluating the impact of this new standard on its consolidated financial statements and related disclosures.

4. Intangible Assets
Our major classes of intangible assets consist of our customer relationships, trade names, safety training program, and dispatch software. The Company expenses costs associated with extensions or renewals of intangible assets. There were no such extensions or renewals in the years ended December 31, 2015, 2014, or 2013. Amortization expense is calculated using the straight-line method over the period indicated. Amortization expense for each of the years ended December 31, 2015, 2014, and 2013 was $2.9 million. Estimated amortization expense for the years 2016 and 2017 is $2.9 million per year and $2.7 million for each of the years 2018 through 2022. The weighted average amortization period remaining for intangible assets is 6.8 years.
The following sets forth the identified intangible assets by major asset class:

		December 31, 2015			December 31, 2014
	Useful Life (years)	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Customer relationships	15	$31,896	$17,011	$14,885	$31,896	$14,885	$17,011
Trade names	15	8,050	4,293	3,757	8,050	3,756	4,294
Safety training program	15	1,182	630	552	1,182	552	630
Dispatch software	10	1,135	909	226	1,135	795	340
Other	10	58	47	11	58	41	17
		$42,321	$22,890	$19,431	$42,321	$20,029	$22,292
5. Share-Based Compensation
Incentive Compensation Plans
From time to time, the Company grants stock options, restricted stock units, or other awards to its employees, including executive officers, and directors. After taking into account the restricted stock and restricted stock units granted during 2015 (as discussed in the Restricted Stock and Restricted Stock Units paragraph below), there were 750,540 shares available for future grants under the Company's 2012 Incentive Compensation Plan, or the 2012 Plan. There were no stock option awards issued under the 2012 Plan for the years ended December 31, 2015, 2014, and 2013.

Stock Options
The following table presents a summary of the Company’s stock option activity for the years ended December 31, 2015 and 2014:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at December 31, 2013	1,400,425	$6.99	6.47 years	$316,994
Stock options:
Granted	—	—
Exercised	—	—
Forfeited	(251,800)	2.65
Options outstanding at December 31, 2014	1,148,625	7.94	5.44 years	—
Stock options:
Granted	—	—
Exercised	—	—
Forfeited	(534,500)	9.25
Options outstanding at December 31, 2015	614,125	$6.80	4.87 years	$—
Vested and expected to vest at December 31, 2015	614,125	$6.80	4.87 years	$—
Exercisable at December 31, 2015	614,125	$6.80	4.87 years	$—

During the years ended December 31, 2015, 2014, and 2013, the Company recorded total stock-based compensation expense related to stock options of $0.0 million, $1.2 million, and $0.7 million, respectively. No stock-based compensation costs were capitalized in 2015, 2014, or 2013. As of December 31, 2015, there is no unrecognized cost for stock options.
There were no stock options granted during the years ended December 31, 2015 and 2014.
Restricted Stock
There was no restricted stock granted during 2015 or 2014. The table below presents restricted stock activity for the year ended December 31, 2013.

	Number of Units	Grant Date Average Fair Value Per Unit
Outstanding at December 31, 2012	41,666	$6.15
Granted	—	—
Vested	(41,666)	6.15
Forfeited	—	—
Nonvested at December 31, 2013	—	$—
There was no stock based compensation expense recognized for these restricted stock grants for the years ended December 31, 2015, and 2014, and less than $0.1 million in stock based compensation expense recognized for these restricted stock grants in 2013.
Restricted Stock Units
Restricted Stock Units granted to employees, executives, and directors range from immediately vesting to vesting over a period from one to five years. Unvested restricted stock units are forfeited upon termination of grantee's employment.

The following table presents a summary of restricted stock unit activity for the years ended December 31, 2015, 2014 and 2013:

	Equity Based	Liability Based	Total Number of Units	Grant Date Average Fair Value Per Unit
Outstanding at December 31, 2012	124,753	—	124,753	$3.45
Granted	930,284	—	930,284	3.44
Vested	(374,848)	—	(374,848)	3.38
Forfeited	(5,400)	—	(5,400)	2.65
Nonvested at December 31, 2013	674,789	—	674,789	$3.49
Granted	199,254	262,273	461,527	3.85
Vested	(498,821)	—	(498,821)	3.84
Forfeited	—	—	—	—
Nonvested at December 31, 2014	375,222	262,273	637,495	$3.47
Granted	127,008	1,191,704	1,318,712	1.19
Vested	(310,451)	(214,432)	(524,883)	2.33
Forfeited	(73,000)	—	(73,000)	3.53
Nonvested at December 31, 2015	118,779	1,239,545	1,358,324	$1.70
In the years ended December 31, 2015, 2014, and 2013, participants utilized a net withholding exercise method, in which restricted stock units were surrendered to cover payroll withholding tax. The total pretax cash outflow, as included in withholding tax payments in our condensed consolidated statements of cash flows, for these net withholding exercises was $0.2 million, $0.5 million and $0.1 million, respectively.
Stock compensation expense of $0.5 million, $1.3 million, and $2.1 million was recognized for the restricted stock units granted for the years ended 2015, 2014, and 2013, respectively. The remaining compensation expense to be recognized over a weighted-average period of 1.9 years is $0.6 million.
The following table summarizes the Company's equity and liability stock based compensation expense (in thousands):

	2015	2014	2013
Restricted stock expense	$—	$—	$41
Restricted stock unit expense	508	1,253	2,102
Stock option expense	—	1,185	709
Performance based liability award expense associated with restricted stock units	(66)	826	—
Total stock-based compensation expense	$442	$3,264	$2,852

6. Property and Equipment
Property and equipment at December 31, 2015 and 2014 consisted of the following:

	Estimated Life in Years	December 31,
		2015	2014
		(in thousands)
Well servicing equipment	9-15 years	$413,543	$417,561
Autos and trucks	5-10 years	126,994	124,338
Disposal wells	5-15 years	38,426	38,167
Building and improvements	5-30 years	14,107	14,423
Furniture and fixtures	3-15 years	6,573	6,157
Land		1,524	1,452
		601,167	602,098
Accumulated depreciation		(324,138)	(279,435)
		$277,029	$322,663

The Company is obligated under various capital leases for certain vehicles and equipment that expire at various dates during the next five years. The gross amount of property and equipment and related accumulated depreciation recorded under capital leases and included above consists of the following:

	December 31,
	2015	2014
	(in thousands)
Well servicing equipment	$15,215	$16,411
Autos and trucks	15,181	15,809
	30,396	32,220
Accumulated depreciation	(14,219)	(10,786)
	$16,177	$21,434

Depreciation of assets held under capital leases of approximately $3.4 million, $4.6 million, and $3.1 million for the years ended December 31, 2015, 2014, and 2013, respectively, is included in depreciation and amortization expense in the consolidated statements of operations.

7. Accounts Payable and Accrued Expenses
Accrued expenses and accounts payable – trade at December 31, 2015 and 2014, consisted of the following:

	December 31,
	2015	2014
	(in thousands)
Accrued wages	$2,264	$8,387
Accrued insurance	7,266	7,883
Other accrued expenses	1,196	2,578
Total accrued expenses	$10,726	$18,848

Accounts payable - vendor financings	$242	$1,687
Accounts payable - other	8,753	17,432
Total accounts payable - trade	$8,995	$19,119
8. Long-Term Debt
Debt at December 31, 2015 and 2014, consisted of the following:

	December 31,
	2015	2014
	(in thousands)
9% Senior Notes	$280,000	$280,000
Revolving Credit Facility	15,000	—
Third party equipment notes and capital leases	7,133	12,170
Insurance notes	6,181	5,721
	308,314	297,891
Less: Current portion	(25,243)	(11,204)
	$283,071	$286,687

Aggregate maturities of long-term debt as of December 31, 2015 are as follows (in thousands):

2016	$25,243
2017	2,827
2018	244
2019	280,000
Total	$308,314
9% Senior Notes
On June 7, 2011, the Company issued $280.0 million in principal amount of 9% Senior Notes. The 9% Senior Notes mature on June 15, 2019, and require semi-annual interest payments, in arrears, at an annual rate of 9% on June 15 and December 15 of each year until maturity. No principal payments are due until maturity.
The 9% Senior Notes are guaranteed by the domestic subsidiaries (the “Guarantor Subs”) of the Company, which include Forbes Energy Services LLC (“FES LLC”), C.C. Forbes, LLC (“CCF”), TX Energy Services, LLC (“TES”), and Forbes Energy International, LLC (“FEI LLC”). All of the Guarantor Subs are 100% owned and each guarantees the securities on a full and unconditional and joint and several basis, subject to customary release provisions which include: (i) the transfer, sale or other disposition (by merger or otherwise) of all or substantially all of its assets of Guarantor, or of all of the capital stock; (ii) the proper designation of a Guarantor as an "Unrestricted Subsidiary;" (iii) the legal defeasance or satisfaction and discharge of the Indenture governing the 9% Senior Notes (the "Senior Indenture"); and (iv) as may be provided in any intercreditor agreement entered into in connection with any current and future credit facilities, in each such case specified in clauses (i) through (iii) above in accordance with the requirements therefore set forth in the Senior Indenture. The parent company has no independent assets or operations. There are no significant restrictions on the parent company's ability or the ability of any guarantor to obtain funds from its subsidiaries by such means as a dividend or loan. Subsequent to June 15, 2015, the Company may, at its option, redeem all or part of the 9% Senior Notes from time to time at specified redemption prices and subject to certain conditions required by the Senior Indenture. The Company is required to make an offer to purchase the notes and to repurchase any notes for which the offer is accepted at 101% of their principal amount, plus accrued and unpaid interest, if there is a change of control. The Company is required to make an offer to repurchase the notes and to repurchase any notes for which the offer is accepted at 100% of their principal amount, plus accrued and unpaid interest, following certain asset sales.
The Company is permitted under the terms of the Senior Indenture to incur additional indebtedness in the future, provided that certain financial conditions set forth in the Senior Indenture are satisfied. The Company is subject to certain covenants contained in the Senior Indenture, including provisions that limit or restrict the Company's and certain future subsidiaries’ abilities to incur additional debt, to create, incur, or permit to exist certain liens on assets, to make certain dispositions of assets, to make payments on certain subordinated indebtedness, to pay dividends or certain other payments to FES Ltd.'s equity holders, to engage in mergers, consolidations or other fundamental changes, to change the nature of its business, or to engage in transactions with affiliates. Due to cross-default provisions in the Senior Indenture and the loan agreement governing our revolving credit facility, with certain exceptions, a default and acceleration of outstanding debt under one debt agreement would result in the default and possible acceleration of outstanding debt under the other debt agreement. Accordingly, an event of default could result in all or a portion of our outstanding debt under our debt agreements becoming immediately due and payable. If this occurred, we might not be able to obtain waivers or secure alternative financing to satisfy all of our obligations simultaneously, which would adversely affect our business and operations.

Details of two of the more significant restrictive covenants in the Senior Indenture are set forth below:

•
Limitation on the Incurrence of Additional Debt - In addition to certain indebtedness defined in the Senior Indenture as "Permitted Debt," which includes indebtedness under any credit facility not to exceed the greater of $75.0 million or 18% of the Company's Consolidated Tangible Assets (as defined in the Senior Indenture), we may only incur additional debt if the Fixed Charge Coverage Ratio (as defined in the Senior Indenture) for the most recently completed four full fiscal quarters is at least 2.0 to 1.0.

•
Limitation on Restricted Payments - Subject to certain limited exceptions, including specific permission to pay cash dividends on the Company's Series B Senior Convertible Preferred Stock up to $260,000 per quarter, the Company is prohibited from (i) declaring or paying dividends or other distributions on its equity securities (other than dividends or distributions payable in equity securities), (ii) purchasing or redeeming any of the Company's equity securities, (iii) making any payment on indebtedness contractually subordinated to the 9% Senior Notes, except a payment of interest or principal at the stated maturity thereof, or (iv) making any investment defined as a "Restricted Investment," unless, at the time of and after giving effect to such payment, the Company is not in default and the Company is able to incur at least $1.00 of additional Indebtedness pursuant to the Fixed Charge Coverage Ratio (as defined in the Senior Indenture). Further, the amount of such payment plus all other such payments made by the Company since the issuance of the 9% Senior Notes must be less than the aggregate of (a) 50% of Consolidated Net Income (as defined in the Senior Indenture) since the April 1, 2011 (or 100%, if such figure is a deficit), (b) 100% of the aggregate net cash proceeds from equity offerings since the issuance of the 9% Senior Notes, (c) if any Restricted Investments have been sold for cash, the proceeds from such sale (or the original cash investment if that amount is lower); and (d) 50% of any dividends received by the Company.

The Company was in compliance with the covenants under the indenture governing the 9% Senior Notes at December 31, 2015.

Revolving Credit Facility
On September 9, 2011, the Company entered into a loan and security agreement with certain lenders, and Regions Bank, as agent for the secured parties, or the Agent. The loan and security agreement, as amended, provides for an asset based revolving credit facility with a maximum borrowing credit of $90.0 million, subject to borrowing base availability, any reserves established by the facility agent in its discretion, compliance with a fixed charge coverage ratio covenant if availability under the facility falls below certain thresholds and, for borrowings above $75.0 million, compliance with the debt incurrence covenant in the Senior Indenture that prohibits the incurrence of debt except for certain limited exceptions, including indebtedness incurred under the permitted credit facility debt basket to the greater of $75.0 million or 18% of our Consolidated Tangible Assets (as defined in the

Senior Indenture) reported for the last fiscal quarter for which financial statements are available. As of December 31, 2015, 18% of our Consolidated Tangible Assets was approximately $70.1 million. If our availability under the credit facility drops below 15% of our total borrowing credit (as described above), we are required to maintain a trailing four-quarter fixed charge coverage ratio of at least 1.1 to 1. We would currently be in compliance with this covenant if it were applicable. Under the loan and security agreement, our borrowing base at any time is equal to (i) 85% of eligible accounts, which are determined by the Agent in its reasonable discretion, plus (ii) the lesser of 85% of the appraised value, subject to certain adjustments, of our well services equipment that has been properly pledged and appraised, is in good operating condition and is located in the United States, or 100% of the net book value of such equipment, minus (iii) any reserves established by the Agent in its reasonable discretion. As of December 31, 2015, the borrowing base was $90.0 million and borrowing availability was $49.3 million.
As amended, the loan and security agreement has a stated maturity of July 26, 2018. In June 2015, FES LLC borrowed $15.0 million under the facility, which is reflected in the current portion of long term debt since the Company plans to repay the revolving loan balance in the next twelve months. As of December 31, 2015, the facility had a revolving loan balance outstanding of $15.0 million and $10.7 million in letters of credit outstanding against the facility.
Borrowings bear interest at a rate equal to either (a) the LIBOR rate plus an applicable margin of between 2.00% to 2.50% based on borrowing availability or (b) a base rate plus an applicable margin of between 1.00% to 1.50% based on borrowing availability, where the base rate is equal to the greater of the prime rate established by Regions Bank, the overnight federal funds rate plus 0.5% or the LIBOR rate for a one month period plus 1%. The Company's interest rate as of December 31, 2015 was 2.625%.
In addition to paying interest on outstanding principal under the facility, a fee of 0.375% per annum will accrue on unutilized availability under the credit facility. The Company is required to pay a fee of between 2.25% to 2.75%, based on borrowing availability, with respect to the principal amount of any letters of credit outstanding under the facility. The Company is also responsible for certain other administrative fees and expenses.
FES LLC, FEI LLC, TES, and CCF are the named borrowers under the loan and security agreement. Their obligations have been guaranteed by one another and by the Company. Subject to certain exceptions and permitted encumbrances, including the exemption of real property interests from the collateral package, the obligations under this facility are secured by a first priority security interest in all of our assets.
The Company is able to voluntarily repay outstanding loans at any time without premium or penalty (subject to the fees discussed above). If at any time our outstanding loans under the credit facility exceed the availability under our borrowing base, we may be required to repay the excess. Further, the Company is required to use the net proceeds from certain events, including certain judgments, tax refunds or insurance awards to repay outstanding loans, however, the named borrowers may reborrow following such repayments if the conditions to borrowing are met.
The loan and security agreement contains customary covenants for an asset-based credit facility, which include (i) restrictions on certain mergers, consolidations and sales of assets; (ii) restrictions on the creation or existence of liens; (iii) restrictions on making certain investments; (iv) restrictions on the incurrence or existence of indebtedness; (v) restrictions on transactions with affiliates; (vi) requirements to deliver financial statements, report and notices to the Agent and (vii) a springing requirement to maintain a consolidated Fixed Charge Coverage Ratio (which is defined in the loan and security agreement) of 1.1:1.0 in the event that our excess availability under the credit facility falls below the greater of $11.3 million or 15.0% of our maximum credit under the facility for sixty consecutive days, provided that, the restrictions described in (i)-(v) above are subject to certain exceptions and permissions limited in scope and dollar value. The loan and security agreement also contains customary representations and warranties and event of default provisions. As of December 31, 2015, the Company was in compliance with all applicable covenants in the loan and security agreement.
Third Party Equipment Notes and Capital Leases
The Company financed the purchase of certain vehicles and equipment through commercial loans and capital leases with aggregate principal amounts outstanding as of December 31, 2015 and 2014 of approximately $7.1 million and $12.2 million, respectively. These loans are repayable in a range of 42 to 60 monthly installments with the maturity dates ranging from July 2016 to July 2018. Interest accrues at rates ranging from 3.07% to 8.42% and is payable monthly. The loans are collateralized by equipment purchased with the proceeds of such loans. The Company paid total principal payments of approximately $5.6 million, $5.1 million, and $5.3 million for the years ended December 31, 2015, 2014, and 2013, respectively.

Following are required principal payments due on third party equipment notes and capital leases (other than the 9% Senior Notes and revolving credit facility) existing as of December 31, 2015:

	2016	2017	2018	2019	2020 and thereafter
	(in thousands)
Third party equipment notes and capital lease principal payments	$4,062	$2,827	$244	$—	$—
Management currently acquires all light duty trucks (pick up trucks) through capital leases and may use capital leases or cash to purchase equipment held under operating leases that has reached the end of the lease term. See Note 10 - Commitments and Contingencies.
Insurance Notes
During 2015 and 2014, the Company entered into promissory notes for the payment of insurance premiums at interest rates of 3.35% and 2.89%, respectively, with an aggregate principal amount outstanding as of December 31, 2015 and 2014 of approximately $6.2 million and $5.7 million, respectively. The amount outstanding could be substantially offset by the cancellation of the related insurance coverage which is classified in prepaid insurance. These notes are or were payable in twelve monthly installments with maturity dates of October 15, 2016 and October 15, 2015, respectively. Interest accrued at a rate of approximately 3.4% and 2.9% for 2015 and 2014, respectively, and is payable monthly. The amount outstanding could be substantially offset by the cancellation of the related insurance coverage which is classified in prepaid insurance.

9. Related Party Transactions
The Company enters into transactions with related parties in the normal course of conducting business. The following tables summarizes the related party transactions.

	As of December 31,
	2015	2014
	(in thousands)
Related parties cash and cash equivalents balances:
Balance at Texas Champion Bank (1)	$1,132	$1,040
Balance at Brush Country Bank (2)	485	644

Related parties receivable:
Dorsal Services, Inc. (3)	—	60
Wolverine Construction, Inc. (4)	—	282
	$—	$342

Related parties payable:
Alice Environmental Services, LP/Alice Environmental Holding LLC (5)	$—	$83
Dorsal Services, Inc. (3)	2	25
Tasco Tool Services, Inc. (6)	2	59
Texas Quality Gate Guard Services, LLC (7)	4	11
Texas Water Disposal, LLC (8)	—	8
	$8	$186

	Years ended December, 31
	2015	2014	2013
	(in thousands)
Related parties capital expenditures:
Tasco Tool Services, Inc. (6)	$—	$16	$64
JITSU Services, LLC (9)	—	240	—
	$—	$256	$64
Related parties revenue activity:
Dorsal Services, Inc. (3)	$—	$—	$18
Tasco Tool Services, Inc. (6)	1	2	3
Wolverine Construction, Inc. (4)	—	249	152
Testco Well Services, LLC (10)	—	—	69
Texas Water Disposal, LLC (8)	—	12	15
	$1	$263	$257

Related parties expense activity:
Alice Environmental Services, LP/Alice Environmental Holding LLC (5)	$1,889	$1,861	$1,810
Dorsal Services, Inc. (3)	20	371	498
Tasco Tool Services, Inc. (6)	172	224	128
FCJ Management, LLC (11)	15	27	36
JITSU Services, LLC (9)	—	243	396
Texas Quality Gate Guard Services, LLC (7)	188	214	363
Animas Holdings, LLC (12)	225	265	670
Testco Well Services, LLC (10)	—	—	32
Texas Water Disposal, LLC (8)	—	—	498
CJW Group, LLC (13)	38	13	—
	$2,547	$3,218	$4,431

(1)The Company has a deposit relationship with Texas Champion Bank. Travis Burris, one of the directors of the Company, is the President, Chief Executive Officer, and director of Texas Champion Bank. John E. Crisp, or Mr. Crisp, an executive officer and director of the Company, serves on the board of directors of Texas Champion Bank.
(2)Mr. Crisp and Charles C. Forbes, Jr., or Mr. Forbes, are directors and shareholders of Brush Country Bank, an institution with which the Company conducts business and has deposits. Mr. Forbes is an executive officer and director of the Company.
(3)Dorsal Services, Inc., or Dorsal Services, is a trucking service company. Mr. Crisp is a partial owner of Dorsal Services. The Company uses Dorsal Services from time to time.
(4)Wolverine Construction, Inc., or Wolverine, is an entity that was owned by two sons and a brother of Mr. Crisp, and a son of Mr. Forbes. Wolverine provided construction and site preparation services to certain customers of the Company. The related party interests in Wolverine were sold in 2014.
(5)Messrs. Crisp and Forbes are also owners and managers of Alice Environmental Holdings, LLC, or AEH, and indirect owners and managers of Alice Environmental Services, LP, or AES and Alice Environmental West Texas, LLC, or AEWT. The Company leases or rents land and buildings, and aircraft from AES. During January 2015, the Company purchased land from AEWT for an additional operating location. The aircraft leases were terminated during the third quarter of 2015.
(6)Tasco Tool Services, Inc., or Tasco, is a down-hole tool company that is partially owned and managed by a company that is owned by Mr. Forbes and Robert Jenkins, or Mr. Jenkins, a former manager of one of the Company's subsidiaries. Tasco rents and sells tools to the Company from time to time.
(7)Texas Quality Gate Guard Services, LLC, or Texas Quality Gate Guard Services, is an entity owned by Messrs. Crisp and Forbes, and a son of Mr. Crisp. Texas Quality Gate Guard Services has provided security services to the Company.
(8) Texas Water Disposal Services, LLC, or TWDS, is partially owned by a brother of Mr. Crisp. TWDS is a company that owns a salt water disposal well that was used by the Company. The Company has not done business with TWDS since March 2014.
(9)JITSU Services, LLC, or JITSU, is a financial leasing company owned by Janet Forbes, or Ms. Forbes, and Mr. Crisp. The Company previously leased ten vacuum trucks from JITSU. This lease was terminated in November 2014. Ms. Forbes served as a Company director until June 11, 2014.
(10)Testco Well Services, LLC, or Testco, is a company that provides valve and gathering system testing services to the Company. Mr. Crisp, Mr. Forbes, and a son of Mr. Crisp were partial owners of Testco. In August 2013, Testco was sold to an unrelated third party. The Company has not done business with Testco subsequent to the sale in August 2013.

(11)FCJ Management, LLC, or FCJ, is an entity that leases land and facilities to the Company and is owned by Messrs. Crisp, Forbes, and Jenkins. The lease with FCJ was terminated during the third quarter of 2015.
(12)Animas Holdings, LLC, or Animas, is owned by the two sons of Mr. Crisp and three children of Mr. and Ms. Forbes. Animas owns land and property that it leases to the Company.
(13) CJW Group, LLC is an entity that leases office space to the Company and is partially owned by Messrs. Crisp and Forbes.

10. Commitments and Contingencies
Concentrations of Credit Risk
Financial instruments which subject the Company to credit risk consist primarily of cash balances maintained in excess of federal depository insurance limits and trade receivables. Insurance coverage is currently $250,000 per depositor at each financial institution, and our non-interest bearing cash balances exceeded federally insured limits. The Company restricts investment of temporary cash investments to financial institutions with high credit standings. The Company’s customer base consists primarily of multi-national and independent oil and natural gas producers. The Company does not require collateral on its trade receivables. For the year ended December 31, 2015 the Company’s largest customer, five largest customers, and ten largest customers constituted 17.2%, 48.5%, and 67.0% of total revenues, respectively. For the year ended December 31, 2014 the Company’s largest customer, five largest customers, and ten largest customers constituted 18.8%, 42.7%, and 56.6% of total revenues, respectively. For the year ended December 31, 2013 the Company’s largest customer, five largest, and ten largest customers constituted 10.5%, 34.6%, and 49.7% of total revenues, respectively. The loss of any one of our top five customers would have a materially adverse effect on the revenues and profits of the Company. Further, the Company's trade accounts receivable are from companies within the oil and natural gas industry and as such the Company is exposed to normal industry credit risks. As of December 31, 2015, the Company's largest customer, five largest customers, and ten largest customers constituted 16.5%, 44.8%, and 62.6% of accounts receivable, respectively. As of December 31, 2014, the Company's largest customer, five largest customers, and ten largest customers consisted of 18.4%, 42.8%, and 57.5% of accounts receivable, respectively. The Company continually evaluates its reserves for potential credit losses and establishes reserves for such losses.
Major Customers
Major customers are defined as 10.0% or more of total consolidated revenue during a year. For the year ended December 31, 2015, the Company had one customer that represented 17.2% of total revenues and one customer that represented 11.3% of total revenues. For the years ended December 31, 2014 and 2013, the Company had one customer that represented approximately 18.8%, and 10.5% of our total revenues, respectively.
Employee Benefit Plan
The Company has a 401(k) retirement plan for substantially all of its employees based on certain eligibility requirements. The Company may provide profit sharing contributions to the plan at the discretion of management. No such discretionary contributions have been made since inception of the plan.
Self-Insurance
The Company is self-insured under its Employee Group Medical Plan for the first $0.3 million per individual. The Company is also self-insured for the first $1.0 million in claims under each of its insurance policies for auto liability, general liability, and workers' compensation. The Company has an additional premium payable under its excess liability policy of 25% of paid claims made in excess of $0.8 million up to total claims of $9.3 million. Such additional premium will become payable at the time a loss is paid and will be payable over a period to be agreed by insurers. The Company has accrued liabilities totaling $7.3 million and $7.9 million, as of December 31, 2015 and 2014, respectively, for the projected unpaid losses and self-insured portion of these insurance claims as of the financial statement dates. This accrual includes claims made as well as an estimate for claims incurred but not reported as of the financial statement dates.
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

Off-Balance Sheet Arrangements
The Company is often party to certain transactions that require off-balance sheet arrangements such as performance bonds, guarantees, operating leases for equipment, and bank guarantees that are not reflected in our condensed consolidated balance sheets. These arrangements are made in our normal course of business and they are not reasonably likely to have a current or future material adverse effect on our financial condition, results of operations, liquidity, or cash flows. The Company's off-balance sheet arrangements include $10.7 million in letters of credit and operating leases for equipment, which is summarized in the table below.
Leases
Future minimum lease payments under non-cancellable operating leases as of December 31, 2015 are as follows (in thousands):

	Related Party	Other	Total
2016	$1,364	$5,045	$6,408
2017	1,062	656	1,718
2018	331	98	428
2019	—	64	64
2020 and thereafter	—	406	406
Total	$2,757	$6,269	$9,024

Rent expense for the years ended December 31, 2015, 2014, and 2013 totaled approximately $16.0 million, $20.6 million and $20.8 million, respectively.
11. Supplemental Cash Flow Information

	Years Ended December 31,
	2015	2014	2013
	(in thousands)
Cash paid for
Interest	$26,009	$26,096	$26,635
Income tax	182	70	(281)
Supplemental schedule of non-cash investing and financing activities
Financing of insurance notes	$7,705	$6,976	$6,198
Change in accounts payable related to capital expenditures	(1,487)	(2,395)	2,692
Capital leases on equipment	527	2,144	1,990
Preferred stock dividends and accretion costs	(42)	(42)	(42)

12. Income Taxes

Income tax expense (benefit) included in the consolidated statements of operations for the years ended December 31 was as follows (in thousands):

	2015	2014	2013
	(in thousands)
Continuing operations:
Current:
Federal	$15	$238	$(48)
State	148	641	252
Foreign	(23)	18	—
Total current income tax expense from continuing operations	$140	$897	$204
Deferred:
Federal	$(16,562)	$(4,008)	$(4,865)
State	(192)	51	46
Total deferred income tax benefit from continuing operations	$(16,754)	$(3,957)	$(4,819)
Total income tax benefit from continuing operations	$(16,614)	$(3,060)	$(4,615)
Discontinued operations:
Current:
Foreign	$—	$—	$(88)
Total current income tax benefit from discontinued operations	$—	$—	$(88)
Deferred:
Federal	$—	$—	$—
Foreign	—	—	(158)
Total deferred income tax benefit from discontinued operations	$—	$—	$(158)
Total income tax benefit from discontinued operations	$—	$—	$(246)
Total income tax benefit	$(16,614)	$(3,060)	$(4,861)

The provision for income taxes attributable to loss from continuing operations differed from the amount obtained by applying the federal statutory income tax rate to loss from continuing operations before taxes, as follows:

	2015	2014	2013
	(in thousands)
Income tax benefit at statutory rate of 35%	$(21,941)	$(3,983)	$(6,094)
Nondeductible expenses	531	654	513
State taxes, net of federal benefit	60	374	354
Change in deferred tax valuation allowance	4,790	—	—
Revision related to tax basis of property and equipment	—	—	553
Other	(54)	(105)	59
	$(16,614)	$(3,060)	$(4,615)
Our income tax benefit attributable to loss from discontinued operations was $0.2 million on a pre-tax loss of $0.5 million for the year ended December 31, 2013.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31 were as follows:

	2015	2014
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$30,991	$11,013
Foreign tax credits	796	796
Alternative minimum tax credit	1,228	1,213
Stock - based compensation	5,568	5,746
Bad debts	644	1,444
Other	3,068	2,936
Total deferred tax assets	42,295	23,148
Less: valuation allowance	(5,586)	(796)
Total deferred tax assets, net	$36,709	$22,352
Deferred tax liabilities:
Tax over book depreciation	$(30,689)	$(32,053)
Intangible assets	(6,919)	(7,952)
Total deferred tax liabilities	(37,608)	(40,005)
Net deferred tax liability	$(899)	$(17,653)
As of December 31, 2015, the Company had federal net operating loss carryforwards of approximately $88.5 million, which will begin to expire in 2028 if not utilized prior to that time. Realization of deferred tax assets associated with net operating loss carryforwards is dependent upon generating sufficient taxable income in the appropriate jurisdiction prior to their expiration. The existence of reversing taxable temporary differences supports the recognition by the Company of deferred tax assets. In the event that the Company's federal deferred tax assets exceed the Company's reversing taxable temporary differences, it is not more likely than not that those deferred tax assets would be realized due to the Company's lack of earnings history. Therefore, a valuation allowance in the amount of $0.8 million was established as of December 31, 2014 and increased by approximately $4.8 million during 2015.
Deferred taxes have not been recognized on undistributed earnings of foreign subsidiaries since these amounts were not material at December 31, 2015 and 2014.
The Company files U.S. federal, U.S. state, and foreign tax returns, and is generally no longer subject to tax examinations for fiscal years prior to 2011.
13. Earnings (loss) per Share
Basic earnings (loss) per share ("EPS") is computed by dividing net income (loss) available to common shareholders by the weighted average shares of common stock outstanding during the period. Diluted earnings (loss) per share takes into account the potential dilution that could occur if securities or other contracts to issue common shares, such as options, unvested restricted stock and restricted stock units and convertible preferred stock, were exercised and converted into common stock. Potential common stock equivalents that have been issued by the Company relate to outstanding stock options and unvested restricted stock and restricted stock units, which are determined using the treasury stock method, and the shares of Series B Senior Convertible Preferred Stock (the "Series B Preferred Stock"), which are determined using the "if converted" method. In applying the if-converted method, conversion is not assumed for purposes of computing diluted EPS if the effect would be antidilutive.
The Company has determined that the Series B Preferred Stock are participating securities. A company is required to use the two-class method when computing EPS when a company has a security that qualifies as a “participating security.” The two-class method is an earnings allocation formula that determines EPS for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. A participating security is included in the computation of basic EPS using the two-class method. Under the two-class method, basic EPS for the Company’s common stock is computed by dividing net income applicable to common stock by the weighted-average common stock outstanding during the period. There were no earnings allocated to the Series B Preferred Stock for the years ended December 31, 2015, 2014, or 2013 and there was a net loss from operations for the years ended December 31, 2015, 2014, and

2013. Diluted EPS for the Company’s common stock is computed using the more dilutive of the two-class method or the if-converted method. Due to the Company's net operating loss position in each such year, there is no dilutive effect for the years ended December 31, 2015, 2014, and 2013.
2015
There were 614,125 stock options, 1,358,324 units of unvested restricted stock units, and 5,292,531 shares of common stock equivalents underlying the series B Preferred stock outstanding as of December 31, 2015 that were not included in the calculation of diluted EPS because their effect would have been antidilutive.
2014
There were 1,148,625 stock options, 637,495 units of unvested restricted stock units, and 5,292,531 shares of common stock equivalents underlying the series B Preferred stock outstanding as of December 31, 2014 that were not included in the calculation of diluted EPS because the effect would have been antidilutive.
2013
There were 1,400,425 stock options, 674,789 units of unvested restricted stock units, and 5,292,531 shares of common stock equivalents underlying the series B Preferred stock outstanding as of December 31, 2013 that were not included in the calculation of diluted EPS because the effect would have been antidilutive.
The following table sets forth the computation of basic and diluted loss per share:

	Years Ended December 31,
	2015	2014	2013
	(in thousands, except per share amounts)
Basic and diluted:
Net loss	$(46,074)	$(8,321)	$(13,090)
Preferred stock dividends and accretion	(776)	(776)	(776)
Net loss attributable to common shareholders	$(46,850)	$(9,097)	$(13,866)
Weighted-average common shares	22,071	21,749	21,388
Basic and diluted loss per share	$(2.12)	$(0.42)	$(0.65)
14. Business Segment Information
The Company has determined that it has two reportable segments organized based on its products and services—well servicing and fluid logistics. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

Well Servicing
At December 31, 2015, our well servicing segment utilized our fleet of well servicing rigs, which was comprised of 159 workover rigs and 14 swabbing rigs, six coiled tubing spreads, and related assets and equipment. These assets are used to provide (i) well maintenance, including remedial repairs and removal and replacement of downhole production equipment, (ii) well workovers, including significant downhole repairs, re-completions and re-perforations, (iii) completion and swabbing activities, (iv) plugging and abandonment services, and (v) testing of oil and natural gas production tubing.
Fluid Logistics
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

The following table sets forth certain financial information from continuing operations with respect to the Company’s reportable segments (dollars in thousands):

	Well Servicing	Fluid Logistics	Consolidated
2015
Operating revenues	$150,949	$93,158	$244,107
Direct operating costs	117,514	74,905	192,419
Segment profits	$33,435	$18,253	$51,688
Depreciation and amortization	$25,914	$29,120	$55,034
Capital expenditures (1)	4,844	3,764	8,608
Total assets	662,819	470,788	1,133,607
Long lived assets	165,416	111,613	277,029
2014
Operating revenues	$285,338	$163,940	$449,278
Direct operating costs	213,278	127,775	341,053
Segment profits	$72,060	$36,165	$108,225
Depreciation and amortization	$24,396	$30,563	$54,959
Capital expenditures (1)	16,263	21,363	37,626
Total assets	646,912	485,944	1,132,856
Long lived assets	188,726	133,937	322,663
2013
Operating revenues	$231,930	$188,003	$419,933
Direct operating costs	182,180	141,957	324,137
Segment profits	$49,750	$46,046	$95,796
Depreciation and amortization	$23,207	$31,631	$54,838
Capital expenditures (1)	22,979	24,329	47,308
Total assets	584,271	483,771	1,068,042
Long lived assets	199,692	142,177	341,869

(1) Capital expenditures listed above include all cash and non-cash additions to property and equipment, including capital leases and fixed assets recorded in accounts payable at year-end.
	Year Ended December 31,
	2015	2014	2013
Reconciliation of the Forbes Group Operating Loss As Reported:
Segment profits	$51,688	$108,225	$95,796
General and administrative expense	31,591	36,428	30,186
Depreciation and amortization	55,034	54,959	54,838
Operating income (loss)	(34,937)	16,838	10,772
Other income and expenses, net	(27,751)	(28,219)	(28,184)
Loss before tax benefit	$(62,688)	$(11,381)	$(17,412)

	December 31,
	2015	2014
Reconciliation of the Forbes Group Assets As Reported:
Total reportable segments	$1,133,607	$1,132,856
Elimination of internal transactions	(1,894,434)	(1,784,404)
Parent	1,173,254	1,135,161
Total assets	$412,427	$483,613

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
Series B Senior Convertible Preferred Stock
Under our Series B Certificate of Designation, we are authorized to issue 825,000 shares of Series B Senior Convertible Preferred Stock, or the Series B Preferred Stock, par value $0.01 per share. On May 28, 2010 the Company completed a private placement of 580,800 shares of Series B Preferred Stock at a price per share of CAD $26.37 for an aggregate purchase price in the amount of USD $14.5 million based on the exchange rate between U.S. dollars and Canadian dollars then in effect of $1.00 to CDN $1.0547. The Company received net proceeds of USD $13.8 million after closing fee paid to investors of $0.3 million and legal fees and other offering costs of $0.4 million. This is presented as temporary equity on the balance sheet. The common stock into which the Series B Preferred Stock is convertible has certain demand and “piggyback” registration rights. On September 2, 2010, the Company paid a dividend in kind by issuing 7,259 shares of Series B Preferred Stock. There were 588,059 shares of Series B Preferred Stock outstanding as of December 31, 2015 and 2014.
The value of the Series B Preferred Stock, for accounting purposes, is being accreted up to redemption value from the date of issuance to the earliest redemption date of the instrument using the effective interest rate method. If the Series B Preferred Stock had been redeemed as of December 31, 2015, the redemption amount applicable at such date would have been approximately $14.7 million.

The primary terms of the Series B Preferred Stock is as follows:

Rank - The Series B Preferred Stock ranks senior in right of payment to the common stock and any class or series of capital stock that is junior to the Series B Preferred Stock, and pari passu with any series of the Company's preferred stock that is by its terms ranked pari passu in right of payment as to dividends and liquidation with the Series B Preferred Stock.

Conversion - The Series B Preferred Stock is convertible into the Company's common stock at an initial rate of nine common shares per share of Series B Preferred Stock (as adjusted for the Share Consolidation) (subject to further adjustment). If all such Series B Preferred Stock is converted, at the initial conversion rate, 5,292,531 shares of common stock will be issued to holders of the Series B Preferred Stock. Notwithstanding the foregoing, pursuant to a Certificate of Designation, no holder of the Series B Preferred Stock is entitled to effect a conversion of Series B Preferred Stock if such conversion would result in the holder (and affiliates) beneficially owning 20% or more of the Company's common stock.

Dividends Rights - The Series B Preferred Stock is entitled to receive preferential dividends equal to five percent (5%) per annum of the original issue price per share, payable quarterly in February, May, August, and November of each year. Such dividends may be paid by the Company in cash or in kind (in the form of additional shares of Series B Preferred Stock). In the event that the payment in cash or in kind of any such dividend would cause the Company to violate a covenant under its debt agreements, the obligation to pay, in cash or in kind, will be suspended until and only to the extent any restrictions under the debt agreements lapse or are no longer applicable. During any such suspension period, the preferential dividends shall continue to accrue and accumulate. As shares of the Series B Preferred Stock are convertible into shares of our common stock, each dividend paid in kind will have a dilutive effect on our shares of common stock. Dividends for all quarterly periods in the years ended December 31, 2015, 2014, and 2013 have been paid in cash. The Company currently intends to pay all future dividends in cash.
Liquidation - Upon any voluntary or involuntary liquidation, dissolution, or winding up of the Company, no distribution shall be made as follows:

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

Dividends
Preferred stock dividends are recorded at their fair value. If paid in cash, the amount paid represents fair value. If paid in kind, the fair value of the preferred stock dividends is determined using valuation techniques that include a component representing the intrinsic value of the dividends (which represents the fair value of the common stock into which the preferred stock could be converted) and an option component (which is determined using a Black-Scholes Option Pricing Model). Dividends and accretion for the years ended December 31, 2015, 2014, and 2013 were $0.8 million. The Company has paid the quarterly dividends through February 29, 2016.
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
The following table presents the results of discontinued operations:

2013

Revenues	$—
Expenses
General and administrative	534
Total expenses	534
Operating loss	(534)
Interest expense	(5)
Loss before income taxes	(539)
Income tax benefit	(246)
Net loss	$(293)

17. Supplemental Financial Information Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands except for per share amounts)
2015:
Revenues	$84,333	$62,810	$55,557	$41,407
Operating income (loss)	356	(6,858)	(11,218)	(17,217)
Net loss from continuing operations	(4,434)	(8,748)	(13,510)	(19,382)
Preferred stock dividends	(194)	(194)	(194)	(194)
Loss from continuing operations attributable to common shares	(4,628)	(8,942)	(13,704)	(19,576)
Loss per share:
Basic and diluted	(0.21)	(0.41)	(0.62)	(0.88)
2014:
Revenues	$109,911	$113,175	$114,466	$111,726
Operating income	5,421	4,896	4,902	1,619
Net loss from continuing operations	(1,293)	(1,493)	(1,543)	(3,992)
Preferred stock dividends	(194)	(194)	(194)	(194)
Loss from continuing operations attributable to common shares	(1,487)	(1,687)	(1,737)	(4,186)
Loss per share:
Basic and diluted	(0.07)	(0.08)	(0.08)	(0.19)

Item 9.	Changes in or Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SECs rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2015, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures over financial reporting were effective at the reasonable assurance level.
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
Our management conducted an evaluation of the effectiveness of internal control over financial reporting based on the Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation of our internal control over financial reporting as of December 31, 2015, our chief executive officer and chief financial officer concluded that, as of such date, our internal control over financial reporting is effective.
Changes in Internal Control Over Financial Reporting
Other than changes and remediation measures described in this section, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fourth quarter of 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not Applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required under this item will be filed in a definitive proxy statement within 120 days after December 31, 2015 pursuant to General Instruction G(3) of Form 10-K.

Item 11.	Executive Compensation

The information required under this item will be filed in a definitive proxy statement within 120 days after December 31, 2015 pursuant to General Instruction G(3) of Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this item will be filed in a definitive proxy statement within 120 days after December 31, 2015 pursuant to General Instruction G(3) of Form 10-K.

Item 13.	Certain Relationships and Related Transaction, and Director Independence

The information required under this item will be filed in a definitive proxy statement within 120 days after December 31, 2015 pursuant to General Instruction G(3) of Form 10-K.

Item 14.	Principal Accounting Fees and Services

The information required under this item will be filed in a definitive proxy statement within 120 days after December 31, 2015 pursuant to General Instruction G(3) of Form 10-K.

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

3.2 —	Amended and Restated Bylaws of Forbes Energy Services Ltd. (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 8-A filed August 12, 2011).

3.3 —	Certificate of Correction to Certificate of Conversion (incorporated by reference to Exhibit 3.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).

4.1 —
Rights Agreement dated as of May 19, 2008, between Forbes Energy Services Ltd. and CIBC Mellon Trust Company, as Rights Agent, which includes as Exhibit A the Certificate of Designations of Series A Junior Participating Preferred Shares, as Exhibit B the form of Right Certificate and as Exhibit C the form of Summary of Rights to Purchase Shares (incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-4/A filed June 27, 2008, Registration No. 333-150853).

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

4.6 —
Amendment to Rights Agreement dated as of July 8, 2013, between Forbes Energy Services Ltd. and CIBC Mellon Trust Company, as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 8, 2013).

Number	Description of Exhibits
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

10.3 —
Employment Agreement effective May 1, 2008, by and between John E. Crisp and Forbes Energy Services LLC (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-4/A filed June 27, 2008, Registration No. 333-150853).

10.4 —
Employment Agreement effective May 1, 2008, by and between Charles C. Forbes and Forbes Energy Services LLC (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-4/A filed June 27, 2008, Registration No. 333-150853).

10.5 —
Employment Agreement effective May 1, 2008, by and between L. Melvin Cooper and Forbes Energy Services LLC (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-4/A filed June 27, 2008, Registration No. 333-150853).

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

10.8 —
Subscription Agreement dated as of May 17, 2010, by and among Forbes Energy Services Ltd., West Face Long Term Opportunities Limited Partnership, West Face Long Term Opportunities (USA) Limited Partnership and West Face Long Term Opportunities Master Fund L.P., including the Form of Certificate of Designation of Series B Senior Convertible Preferred Shares and Form of Registration Rights Agreement attached as exhibits thereto (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010).

10.9 —
Registration Rights Agreement dated as of May 28, 2010, between Forbes Energy Services Ltd. and the Shareholders listed therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 28, 2010).

10.10 —
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

10.11 —
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

10.12 —
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
10.13 —
Continuing Guaranty Agreement dated June 6, 2012 among Forbes Energy Services Ltd., TX Energy Services, LLC, C.C. Forbes, LLC, Regions Equipment Finance Corporation and Regions Commercial Equipment Finance, LLC (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.14 —
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

10.15 —	2012 Incentive Compensation Plan of Forbes Energy Services Ltd. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on July 10, 2012).

10.16* —	Form of Restricted Stock Award Agreement for directors.

10.17 —	Form of Restricted Stock Award Agreement for consultants and employees (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012).

10.18 —	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012).

10.19 —	Annual Bonus Plan (incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012).

10.20 —	Form of Recoupment Clawback Executive Acknowledgement (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).

10.21 —	Form of Indemnification Agreement for directors, officers, and key employees.

10.22 —
Third Amendment to Loan and Security Agreement, dated as of July 25, 2013, by and among Forbes Energy Services LLC, Forbes Energy International, LLC, TX Energy Services, LLC, C.C. Forbes, LLC and Superior Tubing Testers, LLC, as borrowers, Forbes Energy Services Ltd., as guarantor, certain lenders party thereto, and Regions Bank, as administrative agent for the lenders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 1, 2013).

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Alice, the State of Texas, on March 30, 2016.

FORBES ENERGY SERVICES LTD.
By:	/S/ JOHN E. CRISP
John E. Crisp
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN E. CRISP (John E. Crisp)	Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2016

/s/ L. MELVIN COOPER (L. Melvin Cooper)	Senior Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	March 30, 2016

/s/ CHARLES C. FORBES (Charles C. Forbes)	Director	March 30, 2016

/s/ DALE W. BOSSERT (Dale W. Bossert)	Director	March 30, 2016

/s/ TRAVIS H. BURRIS (Travis H. Burris)	Director	March 30, 2016

/s/ WILLIAM W. SHERRILL (William W. Sherrill)	Director	March 30, 2016

/s/ TED W. IZATT (Ted W. Izatt)	Director	March 30, 2016

EXHIBIT INDEX

Number	Description of Exhibits

2.1 —	Plan of Conversion of Forbes Energy Services Ltd. (incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form 8-A filed August 12, 2011).

2.2 —	Certificate of Conversion of Forbes Energy Services Ltd. (incorporated by reference to Exhibit 2.2 to the Company’s Registration Statement on Form 8-A filed August 12, 2011).

3.1 —
Certificate of Formation of Forbes Energy Services Ltd. (including the certificates of designation for the Company’s Series A Preferred Stock and Series B Preferred Stock attached as appendices thereto) (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 8-A filed August 12, 2011).

3.2 —	Amended and Restated Bylaws of Forbes Energy Services Ltd. (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 8-A filed August 12, 2011).

3.3 —	Certificate of Correction to Certificate of Conversion (incorporated by reference to Exhibit 3.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).

4.1 —
Rights Agreement dated as of May 19, 2008, between Forbes Energy Services Ltd. and CIBC Mellon Trust Company, as Rights Agent, which includes as Exhibit A the Certificate of Designations of Series A Junior Participating Preferred Shares, as Exhibit B the form of Right Certificate and as Exhibit C the form of Summary of Rights to Purchase Shares (incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-4/A filed June 27, 2008, Registration No. 333-150853).

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

4.6 —
Amendment to Rights Agreement dated as of July 8, 2013, between Forbes Energy Services Ltd. and CIBC Mellon Trust Company, as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 8, 2013).

10.1 —
Forbes Energy Services Ltd. Incentive Compensation Plan effective May 19, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-4/A filed June 27, 2008, Registration No. 333-150853).

10.2 —	Amendment to 2008 Incentive Compensation Plan (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-4/A filed on August 8, 2011, Registration No. 333-170741).

Number	Description of Exhibits

10.3 —
Employment Agreement effective May 1, 2008, by and between John E. Crisp and Forbes Energy Services LLC (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-4/A filed June 27, 2008, Registration No. 333-150853).

10.4 —
Employment Agreement effective May 1, 2008, by and between Charles C. Forbes and Forbes Energy Services LLC (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-4/A filed June 27, 2008, Registration No. 333-150853).

10.5 —
Employment Agreement effective May 1, 2008, by and between L. Melvin Cooper and Forbes Energy Services LLC (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-4/A filed June 27, 2008, Registration No. 333-150853).

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

10.8 —
Subscription Agreement dated as of May 17, 2010, by and among Forbes Energy Services Ltd., West Face Long Term Opportunities Limited Partnership, West Face Long Term Opportunities (USA) Limited Partnership and West Face Long Term Opportunities Master Fund L.P., including the Form of Certificate of Designation of Series B Senior Convertible Preferred Shares and Form of Registration Rights Agreement attached as exhibits thereto (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010).

10.9 —
Registration Rights Agreement dated as of May 28, 2010, between Forbes Energy Services Ltd. and the Shareholders listed therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 28, 2010).

10.10 —
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

10.11 —
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

10.12 —
Master Agreement dated June 6, 2012 among TX Energy Services, LLC, C.C. Forbes, LLC, Regions Equipment Finance Corporation, and Regions Commercial Equipment Finance, LLC, including the First Amendment to Master Agreement dated as of July 12, 2012 (incorporated by reference to exhibit 10.3 to the Company's Quarterly Report on form 10-Q for the quarter ended June 30, 2012).

10.13 —
Continuing Guaranty Agreement dated June 6, 2012 among Forbes Energy Services Ltd., TX Energy Services, LLC, C.C. Forbes, LLC, Regions Equipment Finance Corporation and Regions Commercial Equipment Finance, LLC (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.14 —
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

10.15 —	2012 Incentive Compensation Plan of Forbes Energy Services Ltd. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on July 10, 2012).

Number	Description of Exhibits

10.16* —	Form of Restricted Stock Award Agreement for directors.

10.17 —	Form of Restricted Stock Award Agreement for consultants and employees (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012).

10.18 —	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012).

10.19 —	Annual Bonus Plan (incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012).

10.20 —	Form of Recoupment Clawback Executive Acknowledgement (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).

10.21 —	Form of Indemnification Agreement for directors, officers, and key employees.

10.22 —
Third Amendment to Loan and Security Agreement, dated as of July 25, 2013, by and among Forbes Energy Services LLC, Forbes Energy International, LLC, TX Energy Services, LLC, C.C. Forbes, LLC and Superior Tubing Testers, LLC, as borrowers, Forbes Energy Services Ltd., as guarantor, certain lenders party thereto, and Regions Bank, as administrative agent for the lenders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 1, 2013).

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