Form 10-Q
period 2016-03-31
Forbes Energy Services Ltd.
filed 2016-05-16
CIK 1434842

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________________________
Form 10-Q
__________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    ☐  Yes    ☒  No
Shares outstanding of each of the registrant’s classes of common stock as of May 11, 2016:

Class	Outstanding as of May 11, 2016
Common Stock, $.04 par value	22,214,855

FORBES ENERGY SERVICES LTD.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q and any oral statements made in connection with it include certain forward-looking statements within the meaning of the federal securities laws. You can generally identify forward-looking statements by the appearance in such a statement of words like “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project” or “should” or other comparable words or the negative of these words. When you consider our forward-looking statements, you should keep in mind the risk factors we describe and other cautionary statements we make in this Quarterly Report on Form 10-Q. Our forward-looking statements are only predictions based on expectations that we believe are reasonable. Our actual results could differ materially from those anticipated in, or implied by, these forward-looking statements as a result of known risks and uncertainties set forth below and elsewhere in this Quarterly Report on Form 10-Q. These factors include or relate to the following:

•	oil and natural gas commodity prices;

•	market response to global demands to curtail use of oil and natural gas;

•	capital budgets and spending by the oil and natural gas industry;

•	the ability or willingness of the Organization of Petroleum Exporting Countries, or OPEC, to set and maintain production levels for oil;

•	oil and natural gas production levels by non-OPEC countries;

•	supply and demand for oilfield services and industry activity levels;

•	our ability to maintain stable pricing;

•	our level of indebtedness;

•	possible impairment of our long-lived assets;

•	potential for excess capacity;

•	competition;

•	substantial capital requirements;

•	significant operating and financial restrictions under our indenture and revolving credit facility;

•	technological obsolescence of operating equipment;

•	dependence on certain key employees;

•	concentration of customers;

•	substantial additional costs of compliance with reporting obligations, the Sarbanes-Oxley Act and indenture covenants;

•	seasonality of oilfield services activity;

•	collection of accounts receivable;

•	environmental and other governmental regulation, including potential climate change legislation;

•	the potential disruption of business activities caused by the physical effects, if any, of climate change;

•	risks inherent in our operations;

•	ability to fully integrate future acquisitions;

•	variation from projected operating and financial data;

•	variation from budgeted and projected capital expenditures;

•	volatility of global financial markets; and

•	the other factors discussed under “Risk Factors” beginning on page 11 of the Annual Report on Form 10-K for the year ended December 31, 2015.
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

PART I—FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements

Forbes Energy Services Ltd.
Condensed Consolidated Balance Sheets (unaudited)
(in thousands, except per share amounts)

	March 31, 2016	December 31, 2015
Assets
Current assets
Cash and cash equivalents	$77,763	$74,611
Accounts receivable - trade, net of allowance for doubtful accounts of $1.5 million and $1.8 million as of March 31, 2016 and December 31, 2015, respectively	18,613	26,486
Accounts receivable - other	1,006	1,216
Prepaid expenses and other	6,153	9,486
Total current assets	103,535	111,799
Property and equipment, net	265,209	277,029
Intangible assets, net	18,716	19,431
Restricted cash	—	51
Other assets	722	844
Total assets	$388,182	$409,154
Liabilities and Shareholders’ Equity
Current liabilities
Current portions of long-term debt	$22,820	$25,243
Accounts payable - trade	7,278	8,995
Accounts payable - related parties	4	8
Accrued dividends	61	61
Accrued interest payable	7,643	1,401
Accrued expenses	12,956	10,726
Total current liabilities	50,762	46,434
Long-term debt, net of current portion	279,101	279,798
Deferred tax liability	948	899
Total liabilities	330,811	327,131
Commitments and contingencies (Note 10)
Temporary equity
Series B senior convertible preferred shares, 588 shares outstanding at March 31, 2016 and December 31, 2015	14,654	14,644
Shareholders’ equity
Common stock, $.04 par value, 112,500 shares authorized, 22,215 and 22,210 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	889	889
Additional paid-in capital	194,059	194,253
Accumulated deficit	(152,231)	(127,763)
Total shareholders’ equity	42,717	67,379
Total liabilities and shareholders’ equity	$388,182	$409,154
The accompanying notes are an integral part of these condensed consolidated financial statements.

Forbes Energy Services Ltd.
Condensed Consolidated Statements of Operations (unaudited)
(in thousands, except per share amounts)

	Three months ended March 31,
	2016	2015
Revenues
Well servicing	$18,713	$51,186
Fluid logistics	13,218	33,147
Total revenues	31,931	84,333
Expenses
Well servicing	16,720	36,374
Fluid logistics	13,161	24,160
General and administrative	6,056	9,280
Depreciation and amortization	13,489	14,163
Total expenses	49,426	83,977
Operating income (loss)	(17,495)	356
Other income (expense)
Interest income	22	5
Interest expense	(6,946)	(6,870)
Pre-tax loss	(24,419)	(6,509)
Income tax expense (benefit)	49	(2,075)
Net loss	(24,468)	(4,434)
Preferred stock dividends	(194)	(194)
Net loss attributable to common shareholders	$(24,662)	$(4,628)
Loss per share of common stock
Basic and diluted loss per share	$(1.11)	$(0.21)
Weighted average number of shares outstanding
Basic and diluted	22,210	21,927
The accompanying notes are an integral part of these condensed consolidated financial statements.

Forbes Energy Services Ltd.
Condensed Consolidated Statement of Changes in Shareholders’ Equity (unaudited)
(in thousands)

	Temporary Equity
	Preferred Shares		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance: December 31, 2015	588	$14,644	22,210	$889	$194,253	$(127,763)	$67,379
Net loss	—	—	—	—	—	(24,468)	(24,468)
Common shares issued under stock plan:
Share - based compensation	—	—	5	—	—	—	—
Preferred shares dividends and accretion	—	10	—	—	(194)	—	(194)
Balance: March 31, 2016	588	$14,654	22,215	$889	$194,059	$(152,231)	$42,717
The accompanying notes are an integral part of these condensed consolidated financial statements.

Forbes Energy Services Ltd.
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Three months ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(24,468)	$(4,434)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	13,489	14,163
Share-based compensation	70	119
Deferred tax expense (benefit)	49	(2,151)
Loss (gain) on disposal of assets, net	676	(247)
Bad debt expense	643	421
Amortization of deferred financing cost	355	365
Changes in operating assets and liabilities:
Accounts receivable	7,440	20,867
Accounts receivable - related party	—	282
Prepaid expenses and other assets	1,032	126
Accounts payable - trade	(282)	(8,206)
Accounts payable - related party	(4)	(71)
Accrued expenses	2,270	(6,056)
Accrued interest payable	6,242	6,211
Net cash provided by operating activities	7,512	21,389
Cash flows from investing activities:
Proceeds from sale of property and equipment	—	700
Purchases of property and equipment	(3,065)	(2,025)
Change in restricted cash	51	929
Net cash used in investing activities	(3,014)	(396)
Cash flows from financing activities:
Payments of debt	(1,052)	(1,423)
Payment of tax withholding obligations related to restricted stock	(110)	(26)
Dividends paid on Series B senior convertible preferred shares	(184)	(184)
Net cash used in financing activities	(1,346)	(1,633)
Net increase in cash and cash equivalents	3,152	19,360
Cash and cash equivalents:
Beginning of period	74,611	34,918
End of period	$77,763	$54,278
The accompanying notes are an integral part of these condensed consolidated financial statements.

Forbes Energy Services Ltd.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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

As used in these Consolidated Financial Statements, the “Company,” “we,” and “our” mean FES Ltd. and its direct and indirect subsidiaries, except as otherwise indicated.

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

Because our revenues are generated primarily from customers who are subject to the same factors generally impacting the oil and natural gas industry, our operations are also susceptible to market volatility resulting from economic, cyclical, weather related, or other factors related to such industry. Changes experienced in the level of operating and capital spending in the industry, decreases in oil and natural gas prices, and/or industry perception about future oil and natural gas prices has materially decreased the demand for our services, and has had an adverse effect on our financial position, results of operations and cash flows.

3. Basis of Presentation
Reclassification
Certain prior year amounts have been reclassified to conform to the current year presentation with no material effect on the consolidated financial statements.

Interim Financial Information
The unaudited condensed consolidated financial statements of the Company are prepared in conformity with accounting principles generally accepted in the United States of America, or GAAP, for interim financial reporting. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Therefore, these condensed consolidated financial statements should be read along with the annual audited consolidated financial statements and notes thereto included in Forbes Group’s Annual Report on Form 10-K for the year ended December 31, 2015. In management’s opinion, all adjustments necessary for a fair statement are reflected in the interim periods presented. Interim results for the three months ended March 31, 2016 may not be indicative of results that will be realized for the full year ending December 31, 2016. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Recent Accounting Pronouncements
In March 2016, the Financial Accounting Standards Board issued ASU 2016-09, "Compensation - Stock Compensation - Improvements to Employee Share-Based Payment Accounting" ("ASU 2016-09"), which involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Under the new standard, income tax benefits and deficiencies are to be recognized as income tax expense or benefit in the income statement and the tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. An entity should also recognize excess tax benefits regardless of whether the benefit reduces taxes payables in the current period. Excess tax benefits should be classified along with other income tax cash flows as an operating activity. In regards to forfeitures, the entity may make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. This ASU is effective for fiscal years beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is permitted. The Company is currently evaluating the impact of this new standard on its consolidated financial statements and related disclosures.

Impairment
We continue to monitor facts and circumstances for asset impairment indicators for long-term assets as is more fully described under the impairment section in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015. We continue to conclude that no indicators are present for our long-term assets.

4. Intangible Assets
Our major classes of intangible assets subject to amortization consist of our customer relationships and trade names. The Company expenses costs associated with extensions or renewals of intangible assets. There were no such extensions or renewals in the three months ended March 31, 2016 or 2015. Amortization expense is calculated using the straight-line method over the period indicated. Amortization expense for each of the three months ended March 31, 2016 and 2015 was $0.7 million. Estimated amortization expense for the years 2016 and 2017 is $2.9 million per year and is $2.7 million for the years 2018 through 2022. The weighted average amortization period remaining for intangible assets is 6.5 years.

The following sets forth the identified intangible assets by major asset class:

		As of March 31, 2016			As of December 31, 2015
	Useful Life (years)	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
		(in thousands)
Customer relationships	15	$31,896	$(17,543)	$14,353	$31,896	$(17,011)	$14,885
Trade names	15	8,050	(4,427)	3,623	8,050	(4,293)	3,757
Other	10-15	2,375	(1,635)	740	2,375	(1,586)	789
		$42,321	$(23,605)	$18,716	$42,321	$(22,890)	$19,431

5. Share-Based Compensation

Incentive Compensation Plans

From time to time, the Company grants stock options, restricted stock units, or other awards to its employees, including executive officers, and directors. After taking into account the restricted stock units granted through March 31, 2016 (as discussed in the Restricted Stock Units paragraph below), there were 1,325,181 shares available for future grants under the 2012 Incentive Compensation Plan. There have been no stock option awards issued under the 2012 Plan.

Stock Options

The following table presents a summary of the Company’s stock option activity for the three months ended March 31, 2016 for options granted under the Company's 2008 Incentive Compensation Plan:

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at December 31, 2015	614,125	$6.80	4.87 years	$—
Granted	—
Exercised	—
Forfeited/cancelled	—	—		$—
Options outstanding at March 31, 2016	614,125	$6.80	4.62 years	$—
Vested and expected to vest at March 31, 2016	614,125	$6.80	4.62 years	$—
Exercisable at March 31, 2016	614,125	$6.80	4.62 years	$—
During the three months ended March 31, 2016 and 2015, the Company recorded no expenses for share-based compensation expense related to stock options as all outstanding options are fully vested. There was no share-based compensation expense capitalized for each of the three months ended March 31, 2016 and 2015. As of March 31, 2016, there was no unrecognized share-based compensation expense for stock options.

Restricted Stock Units

    The following table presents a summary of restricted stock unit grant activity for the three month period ended March 31, 2016:

	Equity Based	Liability Based	Total Number of Units	Grant Date Average Fair Value Per Unit
Outstanding at December 31, 2015	118,779	1,239,545	1,358,324	$1.70
Granted	—	—	—	—
Vested	—	(579,141)	(579,141)	1.96
Forfeited	—	—	—	—
Nonvested at March 31, 2016	118,779	660,404	779,183	$1.50

In the three months ended March 31, 2016 and 2015, participants utilized a net withholding exercise method, in which restricted stock units were withheld to cover payroll withholding tax. After giving effect to tax withholdings, the cumulative net shares issued to the participants were 4,500 and 140,349 out of 579,141 and 253,867 vested shares of restricted stock units for the three months ended March 31, 2016 and 2015, respectively. There were 307,738 and zero shares settled in cash for the quarter ended March 31, 2016 and 2015, respectively. There were 266,903 and 113,416 shares surrendered for payroll withholding tax for the three months ended March 31, 2015 and 2016, respectively. The total pretax cash outflow, as included in withholding tax payments in our condensed consolidated statements of cash flows, for this net withholding exercise for the three months ended March 31, 2016 and 2015 was $0.1 million.
Share-based compensation expense for the restricted stock units granted for each of the three months ended March 31, 2016 and 2015 was $0.1 million. The remaining share-based compensation expense of $0.5 million related to restricted stock units granted will be recognized over a weighted-average period of 1.77 years.

The following table summarizes the Company's share-based compensation expense for equity awards and liability awards (in thousands):

	Three months ended March 31,
	2016	2015
Awards classified as equity:
Restricted stock unit expense	$—	$113
Stock option expense	—	—
Awards classified as liability:
Restricted stock unit expense	70	6
Total share-based compensation expense	$70	$119

6. Property and Equipment
Property and equipment consisted of the following:

	Estimated Life in Years	March 31, 2016	December 31, 2015
		(in thousands)
Well servicing equipment	9-15 years	$412,352	$413,543
Autos and trucks	5-10 years	128,528	126,994
Disposal wells	5-15 years	38,421	38,426
Building and improvements	5-30 years	14,107	14,107
Furniture and fixtures	3-15 years	6,604	6,573
Land		1,524	1,524
		601,536	601,167
Accumulated depreciation		(336,327)	(324,138)
		$265,209	$277,029
Depreciation expense was $12.8 million for the three months ended March 31, 2016 and $13.5 million for the three months ended March 31, 2015.

7. Long-Term Debt
Long-term debt at March 31, 2016 and December 31, 2015 consisted of the following:

	March 31, 2016	December 31, 2015
	(in thousands)
9% senior notes, net of deferred financing costs of $3.0 million and $3.3 million as of March 31, 2016 and December 31, 2015, respectively	$276,961	$276,727
Revolving credit facility	15,000	15,000
Third party equipment notes and capital leases	6,081	7,133
Insurance notes	3,879	6,181
	301,921	305,041
Less: Current portion	(22,820)	(25,243)
	$279,101	$279,798
9% Senior Notes
On June 7, 2011, FES Ltd. issued $280.0 million in principal amount of 9% senior notes due 2019, or the 9% Senior Notes. The 9% Senior Notes mature on June 15, 2019, and require semi-annual interest payments, in arrears, at an annual rate of 9% on June 15 and December 15 of each year, until maturity. No principal payments are due until maturity.

The 9% Senior Notes are guaranteed by the domestic subsidiaries, or the Guarantor Subs, of the Company, which include Forbes Energy Services, LLC, or FES LLC, C.C. Forbes, LLC, or CCF, TX Energy Services, LLC, or TES, and Forbes Energy International, LLC, or FEI LLC. All of the Guarantor Subs are 100% owned and each guarantees the securities on a full and unconditional and joint and several basis, subject to customary release provisions which include: (i) the transfer, sale or other disposition (by merger or otherwise) of all or substantially all of the assets of the applicable Guarantor, or all of its capital stock; (ii) the proper designation of a Guarantor as an "Unrestricted Subsidiary"; (iii) the legal defeasance or satisfaction and discharge of the indenture governing the 9% Senior Notes, or the 9% Senior Indenture; and (iv) as may be provided in any intercreditor agreement entered into in connection with any current and future credit facilities, in each such case specified in clauses (i) through (iii) above in accordance with the requirements therefor set forth in the 9% Senior Indenture. The Company may, at its option, redeem all or part of the 9% Senior Notes from time to time at specified redemption prices and subject to certain conditions required by the 9% Senior Indenture. The Company is required to make an offer to purchase the notes and to repurchase any notes for which the offer is accepted at 101% of their principal amount, plus accrued and unpaid interest, if there is a change of control. The Company is required to make an offer to repurchase the notes and to repurchase any notes for which the offer is accepted at 100% of their principal amount, plus accrued and unpaid interest, following certain asset sales.
The Company is permitted under the terms of the 9% Senior Indenture to incur additional indebtedness in the future, provided that certain financial conditions set forth in the 9% Senior Indenture are satisfied. The Company is subject to certain covenants contained in the 9% Senior Indenture, including provisions that limit or restrict the Company's and certain future subsidiaries' abilities to incur additional debt, to create, incur or permit to exist certain liens on assets, to make certain dispositions of assets, to make payments on certain subordinated indebtedness, to pay dividends or certain other payments to FES Ltd.'s equity holders, to engage in mergers, consolidations or other fundamental changes, to change the nature of its business or to engage in transactions with affiliates. Due to cross-default provisions in the 9% Senior Indenture and the loan agreement governing our revolving credit facility, with certain exceptions, a default and acceleration of outstanding debt under one debt agreement would result in the default and possible acceleration of outstanding debt under the other debt agreement. Accordingly, an event of default could result in all or a portion of our outstanding debt under our debt agreements becoming immediately due and payable. If this occurred, we might not be able to obtain waivers or secure alternative financing to satisfy all of our obligations simultaneously, which would adversely affect our business and operations.

The Company was in compliance with the covenants in the indenture governing the 9% Senior Notes at March 31, 2016.

As a result of the adoption of ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs” on January 1, 2016, the Company recorded debt issuance costs of $3.0 million and retroactively recorded debt issuance costs of $3.3 million as a reduction in the carrying amount of the related 9% Senior Notes of $280.0 million for the quarter ended March 31, 2016 and for the year ended December 31, 2015, respectively.

Revolving Credit Facility
On September 9, 2011, the Company entered into a loan and security agreement with certain lenders and Regions Bank, as agent for the secured parties, or the Agent. The loan and security agreement, as amended, provides for an asset based revolving credit facility with a maximum borrowing credit of $90.0 million, subject to borrowing base availability, any reserves established by the Agent in its discretion, compliance with a fixed charge coverage ratio covenant if availability under the facility falls below certain thresholds and, for borrowings above $75.0 million, compliance with the debt incurrence covenant in the 9% Senior Indenture that prohibits the incurrence of debt except for certain limited exceptions, including indebtedness incurred under the permitted credit facility debt basket to the greater of $75.0 million or 18% of our Consolidated Tangible Assets (as defined in the 9% Senior Indenture) reported for the last fiscal quarter for which financial statements are available. As of March 31, 2016, 18% of our Consolidated Tangible Assets was approximately $66.5 million. Under the loan and security agreement, our borrowing base at any time is equal to (i) 85% of eligible accounts, which are determined by the Agent in its reasonable discretion, plus (ii) the lesser of 85% of the appraised value, subject to certain adjustments, of our well services equipment that has been properly pledged and appraised, is in good operating condition and is located in the United States, or 100% of the net book value of such equipment, minus (iii) any reserves established by the Agent in its reasonable discretion. As of March 31, 2016, the borrowing base was $90.0 million, limited to $75.0 million as noted above, resulting in a borrowing availability of $49.3 million.
As amended, the loan and security agreement has a stated maturity of July 26, 2018. In June 2015, FES LLC borrowed $15.0 million under the facility, which is reflected in the current portion of long term debt since the Company plans to repay the revolving loan balance in the next twelve months. As of March 31, 2016, the facility had a revolving loan balance outstanding of $15.0 million and $10.7 million in letters of credit outstanding against the facility.

Borrowings bear interest at a rate equal to either (a) the LIBOR rate plus an applicable margin of between 2.00% to 2.50% based on borrowing availability or (b) a base rate plus an applicable margin of between 1.00% to 1.50% based on borrowing availability, where the base rate is equal to the greater of the prime rate established by Regions Bank, the overnight federal funds rate plus 0.5% or the LIBOR rate for a one-month period plus 1%. The Company's interest rate as of March 31, 2016 was 2.5%.
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
The loan and security agreement contains customary covenants for an asset-based credit facility, which include (i) restrictions on certain mergers, consolidations and sales of assets; (ii) restrictions on the creation or existence of liens; (iii) restrictions on making certain investments; (iv) restrictions on the incurrence or existence of indebtedness; (v) restrictions on transactions with affiliates; (vi) requirements to deliver financial statements, report and notices to the Agent and (vii) a springing requirement to maintain a consolidated Fixed Charge Coverage Ratio (which is defined in the loan and security agreement) of 1.1:1.0 in the event that our excess availability under the credit facility falls below the greater of $11.3 million or 15.0% of our maximum credit under the facility for sixty consecutive days; provided that, the restrictions described in (i)-(v) above are subject to certain exceptions and permissions limited in scope and dollar value. The loan and security agreement also contains customary representations and warranties and event of default provisions. As of March 31, 2016, the Company was in compliance with all applicable covenants in the loan and security agreement.
Third Party Equipment Notes and Capital Leases
The Company financed the purchase of certain vehicles and equipment through commercial loans and capital leases with aggregate principal amounts outstanding as of March 31, 2016 and December 31, 2015 of approximately $6.1 million and $7.1 million, respectively. These loans are repayable in a range of 42 to 60 monthly installments with the maturity dates ranging from July 2016 to July 2018. Interest accrues at rates ranging from 3.1% to 8.4% and is payable monthly. The loans are collateralized by equipment purchased with the proceeds of such loans. The Company paid total principal payments of approximately $1.1 million and $1.4 million for three months ended March 31, 2016 and 2015, respectively.

Following are required principal payments due on notes and capital leases (other than the 9% Senior Notes) existing as of March 31, 2016:

	2016	2017	2018	2019	2020 and thereafter
	(in thousands)
Notes and capital lease principal payments	$3,010	$2,827	$244	$—	$—
Management currently acquires all light duty trucks (pickup trucks) through capital leases and may use capital leases or cash to purchase equipment held under operating leases that has reached the end of the lease term. See Note 10 - Commitments and Contingencies.
Insurance Notes
During October of 2015, the Company entered into promissory notes for the payment of insurance premiums at an interest rate of 3.4% with an aggregate principal amount outstanding as of March 31, 2016 and December 31, 2015 of approximately $3.9 million and $6.2 million, respectively. The amount outstanding could be substantially offset by the cancellation of the related insurance coverage which is classified as prepaid insurance.

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

	March 31, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
9.0% Senior Notes	$276,961	$115,631	$276,727	$130,062

The fair value of our 9% Senior Notes is a Level 1 input within the fair value hierarchy and is based on the dealer quoted market prices at March 31, 2016 and December 31, 2015, respectively.

9. Related Party Transactions
The Company enters into transactions with related parties in the normal course of conducting business. The following tables represent related party transactions.

	As of
	March 31, 2016	December 31, 2015
	(in thousands)
Related parties cash and cash equivalents balances:
Balance at Texas Champion Bank (1)	$1,211	$1,132
Balance at Brush Country Bank (2)	430	485

Related parties payable:
Dorsal Services, Inc. (3)	2	2
Tasco Tool Service Ltd. (4)	2	2
Texas Quality Gate Guard Services, LLC (5)	—	4
	$4	$8

	As of
	Three months ended March 31,
	2016	2015
	(in thousands)
Related parties capital expenditures:
Alice Environmental West Texas, LLC (6)	$—	$455
	$—	$455

Related parties expense activity:
Alice Environmental Services, LP/Alice Environmental Holding LLC (6)	$298	$576
Dorsal Services, Inc. (3)	—	25
Tasco Tool Service Ltd. (4)	7	67
FCJ Management, LLC (7)	—	9
Texas Quality Gate Guard Services, LLC (5)	45	53
Animas Holdings, LLC (8)	40	76
CJW Group, LLC (9)	9	9
	$399	$815

There were no related party receivables as of March 31, 2016 and December 31, 2015 and no revenues from related parties for the quarters ended March 31, 2016 and 2015.

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
(4)Tasco Tool Services, Inc., or Tasco, is a down-hole tool company that is partially owned and managed by a company that is partially owned by Mr. Forbes. Tasco rents and sells tools to the Company from time to time.
(5)Texas Quality Gate Guard Services, LLC, or Texas Quality Gate Guard Services, is an entity owned by Messrs. Crisp and Forbes, and a son of Mr. Crisp. Texas Quality Gate Guard Services has provided security services to the Company.
(6)Messrs. Crisp and Forbes are also owners and managers of Alice Environmental Holdings, LLC, or AEH, and indirect owners and managers of Alice Environmental Services, LP, or AES and Alice Environmental West Texas, LLC, or AEWT. The Company leases or rents land and buildings, and formerly leased aircraft from AES. During January 2015, the Company purchased land from AEWT for an additional operating location. The aircraft leases were terminated during the third quarter of 2015.
(7)FCJ Management, LLC, or FCJ, is an entity that leases land and facilities to the Company and is partially owned by Messrs. Crisp and Forbes. The lease with FCJ was terminated during the third quarter of 2015.
(8)Animas Holdings, LLC, or Animas, is owned by the two sons of Mr. Crisp and three children of Mr. Forbes. Animas owns land and property that it leases to the Company.
(9) CJW Group, LLC is an entity that leases office space to the Company and is partially owned by Messrs. Crisp and Forbes.

From time to time, vendors of the Company factor their receivables from the Company and direct that the Company make payment of such factored amounts directly to the applicable factor.  One such factor to whom payments have been made by the Company is SB Factoring LLC which is owned in part by each of Mr. Crisp and Mr. Forbes. The nature of these transactions does not result in recording in the Company’s financial records any revenue, any expense or any receivable and does not result in any payable distinct in amount from the amount payable to such vendors as originally incurred.

10. Commitments and Contingencies

Concentrations of Credit Risk
FDIC insurance coverage is currently $250,000 per depositor at each financial institution, and our non-interest bearing cash balances typically exceed federally insured limits. The Company restricts investment of temporary cash investments to financial institutions with high credit standings.
The Company's customer base consists primarily of multi-national and independent oil and natural gas producers. The Company does not require collateral on its trade receivables. For the three months ended March 31, 2016, the Company's largest customer, five largest customers, and ten largest customers constituted 23.7%, 60.2%, and 76.7% of consolidated revenues, respectively. The loss of any one of our top five customers would have a materially adverse effect on the revenues and profits of the Company. Further, our trade accounts receivable are from companies within the oil and natural gas industry and as such the Company is exposed to normal industry credit risks. As of March 31, 2016, the Company's largest customer, five largest customers, and ten largest customers constituted 17.6%, 54.4%, and 73.4% of accounts receivable, respectively.

Self-Insurance

The Company is self-insured under its Employee Group Medical Plan for the first $0.3 million per individual. The Company is also self-insured for the first $1.0 million in claims under each of its insurance policies for auto liability, general liability, and workers' compensation. The Company has an additional premium payable under its excess liability policy of 25% of paid claims in excess of $0.8 million up to total claims of $9.3 million. Such additional premium will become payable at the time a loss is paid and will be payable over a period agreed by insurers. The Company has accrued liabilities totaling $7.7 million and $7.3 million as of March 31, 2016 and December 31, 2015, respectively, for the projected additional premium and self-insured portion of these insurance claims as of the financial statement dates. This accrual includes claims made as well as an estimate for claims incurred but not reported as of the financial statement dates.

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

Off-Balance Sheet Arrangements
The Company is often party to certain transactions that constitute off-balance sheet arrangements such as performance bonds, guarantees, operating leases for equipment, and bank guarantees that are not reflected in our condensed consolidated balance sheets. These arrangements are made in our normal course of business and they are not reasonably likely to have a current or future material adverse effect on our financial condition, results of operations, liquidity, or cash flows. The Company's off-balance sheet arrangements include $10.7 million in letters of credit and operating leases for equipment, that are summarized in the table below.

Following are future lease payments on operating leases existing as of March 31, 2016:

	2016	2017	2018	2019	2020 and thereafter
	(in thousands)
Lease payments	$3,992	$1,718	$691	$351	$2,796

11. Supplemental Cash Flow Information

	Three months ended March 31,
	2016	2015
	(in thousands)
Cash paid for
Interest	$147	$294
Income tax	25	—
Supplemental schedule of non-cash investing and financing activities
Changes in accounts payable related to capital expenditures	$(1,485)	$1,363
Capital leases on equipment	50	$605
Preferred stock dividends and accretion costs	10	10

12. Earnings per Share
Basic earnings (loss) per share, or EPS, is computed by dividing net income (loss) available to common shareholders by the weighted average common stock outstanding during the period. Diluted earnings (loss) per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock, such as options and convertible preferred stock, were exercised and converted into common stock. Potential common stock equivalents relate to outstanding stock options and unvested restricted stock units, which are determined using the treasury stock method, and the Series B Senior Convertible Preferred Stock (the "Series B Preferred Stock"), which are determined using the "if-converted" method. In applying the if-converted method, conversion is not assumed for purposes of computing diluted EPS if the effect would be antidilutive. As of March 31, 2016 and March 31, 2015, there were 614,125 and 1,148,625 options to purchase common stock outstanding, respectively, and 588,059 Series B Preferred Stock. The Series B Preferred Stock is convertible at a rate of nine shares of common stock to one share of Series B Preferred Stock, or 5,292,531 shares of common stock.
The shares of Series B Preferred Stock are participating securities as they participate in undistributed earnings with common stock, whether that participation is conditioned upon the occurrence of a specified event or not. A participating security is included in the computation of basic EPS using the two-class method. Under the two-class method, basic EPS for the Company’s common stock is computed by dividing net income applicable to common shares by the weighted-average common stock outstanding during the period. Under the certificate of designation for our Series B Preferred Stock, or the Series B Certificate of Designation, if at any time the Company declares a dividend in cash which is greater in value than five percent on a cumulative basis over the previous twelve month period of the then current “Common Stock Fair Market Value,” as that term is defined in the Series B Certificate of Designation, the Series B Preferred Stock will be entitled to receive a dividend payable in cash equal to the amount in excess of five percent of the then Common Stock Fair Market Value per common share they would have received if all outstanding Series B Preferred Stock had been converted into common shares. There were no earnings allocated to the Series B Preferred Stock for the quarters ended March 31, 2016 and 2015 since there was a net loss for those periods and, thus, earnings for the quarter were not in excess of amounts prescribed by the Series B Certificate of Designation for our Series B Preferred Stock. Diluted EPS for the Company’s common stock is computed using the more dilutive of the two-class method or the if-converted method.
The following table sets forth the reconciliation of weighted average shares outstanding and diluted weighted average shares outstanding:

	Three months ended March 31,
	2016	2015
	(in thousands)
Weighted average shares outstanding	22,210	21,927
Dilutive effect of stock options and restricted stock	—	—
Dilutive effect of preferred stock	—	—
Diluted weighted average shares outstanding	22,210	21,927

There were 614,125 stock options, 779,183 units of unvested restricted stock, and 5,292,531 shares of common stock equivalents underlying the Series B Preferred Stock outstanding as of March 31, 2016 that were not included in the calculation of diluted EPS for the three months ended March 31, 2016 because their effect would have been antidilutive. There were 1,148,625 stock options, 383,628 units of unvested restricted stock, and 5,292,531 shares of common stock equivalents underlying the Series B Preferred Stock outstanding as of March 31, 2015 that were not included in the calculation of diluted EPS for the three months ending March 31, 2015 because their effect would have been antidilutive.

The following table sets forth the computation of basic and diluted loss per share:

	Three months ended March 31,
	2016	2015
	(in thousands, except per share amounts)
Basic and diluted:
Net loss	$(24,468)	$(4,434)
Preferred stock dividends and accretion	(194)	(194)
Net loss attributable to common shareholders	$(24,662)	$(4,628)
Weighted-average common shares	22,210	21,927
Basic and diluted net loss per share	$(1.11)	$(0.21)

13. Income Taxes
The Company’s effective tax rate for the three months ended March 31, 2016 was (0.2)% based on pre-tax loss of $24.4 million. The Company's effective tax rate for the three months ended March 31, 2015 was 31.9% based on a pre-tax loss of $6.5 million. The difference between the effective rate and 35.0% statutory rate is mainly due to Texas Margins Tax, non-deductible expenses, and the application of a valuation allowance in 2016.

14. Business Segment Information
The Company has determined that it has two reportable segments organized based on its products and services—well servicing and fluid logistics. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

Well Servicing
At March 31, 2016, our well servicing segment utilized our fleet of 173 well servicing rigs, which was comprised of 159 workover rigs and 14 swabbing rigs, six coiled tubing spreads, and other related assets and equipment. These assets are used to provide (i) well maintenance, including remedial repairs and removal and replacement of downhole production equipment, (ii) well workovers, including significant downhole repairs, re-completions and re-perforations, (iii) completion and swabbing activities, (iv) plugging and abandonment services, and (v) pressure testing of oil and natural gas production tubing and scanning tubing for pitting and wall thickness using tubing testing units.
Fluid Logistics
The fluid logistics segment utilizes our fleet of owned or leased fluid transport trucks and related assets, including specialized vacuum, high pressure pump and tank trucks, frac tanks, salt water disposal wells and facilities, and related equipment. These assets are used to transport, store and dispose of a variety of drilling and produced fluids used in and generated by oil and natural gas production activities. These services are required in most workover and completion projects and are routinely used in the daily operation of producing wells.

The following tables set forth certain financial information with respect to the Company’s reportable segments for the three months ended March 31, 2016 and March 31, 2015:

	Three months ended March 31,
	Well Servicing	Fluid Logistics	Consolidated
2016	(in thousands)
Operating revenues	$18,713	$13,218	$31,931
Direct operating costs	16,720	13,161	29,881
Segment operating profits	$1,993	$57	$2,050
Depreciation and amortization	$6,676	$6,813	$13,489
Capital expenditures (1)	193	1,437	1,630
Total assets	615,449	465,242	1,080,691
Long-lived assets	158,257	106,952	265,209
2015
Operating revenues	$51,186	$33,147	$84,333
Direct operating costs	36,374	24,160	60,534
Segment operating profits	$14,812	$8,987	$23,799
Depreciation and amortization	$6,541	$7,622	$14,163
Capital expenditures (1)	3,304	689	3,993
Total assets	650,747	482,113	1,132,860
Long-lived assets	185,439	127,315	312,754

(1) Capital expenditures listed above include all cash and non-cash additions to property and equipment, including capital leases and fixed assets recorded in accounts payable at year-end.

	Three months ended March 31,
	2016	2015
Reconciliation of the Company Operating Income (Loss) As Reported:	(in thousands)
Segment operating profits	$2,050	$23,799
General and administrative expense	6,056	9,280
Depreciation and amortization	13,489	14,163
Operating income (loss)	(17,495)	356
Other income and expenses, net	(6,924)	(6,865)
Pre-tax loss	$(24,419)	$(6,509)

	March 31, 2016	December 31, 2015
Reconciliation of the Company Assets As Reported:	(in thousands)
Total reportable segments	$1,080,691	$1,133,607
Elimination of internal transactions	(1,863,582)	(1,894,434)
Parent	1,171,073	1,169,981
Total assets	$388,182	$409,154

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

Series B Preferred Stock - Temporary Equity
Under our Series B Certificate of Designation, we are authorized to issue 825,000 shares of Series B Preferred Stock, par value $0.01 per share. On May 28, 2010, the Company completed a private placement of 580,800 shares of Series B Preferred Stock at a price per share of CAD $26.37 for an aggregate purchase price in the amount of approximately USD $14.5 million based on the exchange rate between U.S. dollars and Canadian dollars then in effect of $1.00 to CDN $1.0547. The Company received net proceeds of USD $13.8 million after closing fee paid to investors of USD $0.3 million and legal fees and other offering costs of USD $0.4 million. This is presented as temporary equity on the balance sheet. On September 1, 2010, the Company paid a dividend in kind by issuing 7,259 shares of Series B Preferred Stock. The common stock into which the Series B Preferred Stock is convertible has certain demand and “piggyback” registration rights.
The value of the Series B Preferred Stock, for accounting purposes, is being accreted up to redemption value from the date of issuance to the earliest redemption date of the instrument using the effective interest rate method. If the Series B Preferred Stock had been redeemed as of March 31, 2016 and December 31, 2015, the redemption amount applicable at each date would have been approximately $14.7 million.

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
Preferred stock dividends are recorded at their fair value. If paid in cash, the amount paid represents fair value. If paid in kind, the fair value of the preferred stock dividends would be determined using valuation techniques that include a component representing the intrinsic value of the dividends (which represents the fair value of the common stock into which the preferred stock could be converted) and an option component (which is determined using a Black-Scholes Option Pricing Model). Dividends and accretion for each of the three months ended March 31, 2016 and 2015 was $0.2 million. The Company has paid all required quarterly dividends on the Series B Preferred Stock through February 29, 2016.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with the audited consolidated financial statements for the year ended December 31, 2015 included in our Annual Report on Form 10-K. Any forward-looking statements made by or on our behalf are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Readers are cautioned that such forward-looking statements involve risks and uncertainties in that the actual results may differ materially from those projected in the forward-looking statements. Important factors that could cause actual results to differ include risks set forth in the Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2015.
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
As used in this Quarterly Report on Form 10-Q, the “Company,” “we,” and “our” mean FES Ltd. and its subsidiaries, except as otherwise indicated.
We currently provide a wide range of services to a diverse group of companies. In the three months ended March 31, 2016, we provided services to over 300 companies. Our blue-chip customer base includes Anadarko Petroleum Corporation, ConocoPhillips Company, and Marathon Oil Corporation, among others. John E. Crisp, Charles C. Forbes, Jr. and our senior management team, have cultivated deep and ongoing relationships with these customers during their average of over 39 years of experience in the oilfield services industry. For the three months ended March 31, 2016, we generated consolidated revenues of approximately $31.9 million.
We currently conduct our operations through the following two business segments:

•
Well Servicing. Our well servicing segment comprised 58.6% of consolidated revenues for the three months ended March 31, 2016. At March 31, 2016, our well servicing segment utilized our fleet of 173 well servicing rigs, which was comprised of 159 workover rigs and 14 swabbing rigs, as well as six coiled tubing spreads, and other related assets and equipment. These assets are used to provide (i) well maintenance, including remedial repairs and removal and replacement of downhole production equipment, (ii) well workovers, including significant downhole repairs, re-completions and re-perforations, (iii) completion and swabbing activities, (iv) plugging and abandonment services, and (v) pressure testing of oil and natural gas production tubing and scanning tubing for pitting and wall thickness using tubing testing units.

•
Fluid Logistics. Our fluid logistics segment comprised 41.4% of consolidated revenues for the three months ended March 31, 2016. Our fluid logistics segment utilized our fleet of owned or leased fluid transport trucks and related assets, including specialized vacuum, high-pressure pump and tank trucks, hot oil trucks, frac tanks, fluid mixing tanks, salt water disposal wells and facilities, and related equipment. These assets are used to provide, transport, store, and dispose of a variety of drilling and produced fluids used in, and generated by, oil and natural gas production. These services are required in most workover and completion projects and are routinely used in daily operations of producing wells.

We believe that our two business segments are complementary and create synergies in terms of selling opportunities. Our multiple lines of service are designed to capitalize on our existing customer base to grow it within existing markets, generate more business from existing customers, and increase our operating performance. By offering our customers the ability to reduce the number of vendors they use, we believe that we help improve our customers’ efficiency. This is demonstrated by the fact that 76.3% of our revenues for the three months ended March 31, 2016 were from customers that utilized services of both of our business segments. Further, by having multiple service offerings that span the life cycle of the well, we believe that we have a competitive advantage over smaller competitors offering more limited services.

Factors Affecting Results of Operations

Market Conditions

The oil and gas industry has experienced a significant decline in oil exploration and production activity that began in the fourth quarter of 2014 and has continued through the first quarter of 2016. The price of West Texas Intermediate, or WTI, oil has fallen from a price of $104 per barrel as of June 30, 2014 to a price in a trading range of $26-$41 per barrel in the first quarter of 2016.  As of March 31, 2016, the price of WTI was approximately $37 per barrel. In response to this precipitous drop in WTI oil prices, exploration and production companies decreased the number of U.S. drilling rigs from 1,873 as of June 30, 2014 to 450 as of March 31, 2016, a decrease of 76.0%.  During this period, Texas drilling rig count dropped from an average of 891 in June 2014 to an average of 217 in March 2016, a decrease of 75.6%.

Below are three charts that provide total U.S. rig counts, total Texas rig counts and WTI oil price trends for the twelve months ended March 31, 2016 and 2015.

Source: Rig counts are per Baker Hughes, Inc. (www.bakerhughes.com). Rig counts are the averages of the weekly rig count activity.

The declines in oil and natural gas prices and oil and exploration activity have created a more challenging market for the provision of our services. In response to the current market conditions, the Company has implemented cost-reduction measures and will continue to analyze cost reduction opportunities while ensuring that appropriate functions and capacity are preserved to allow the Company to be opportunistic when market conditions improve.  Cost reductions, which began in the fourth quarter of 2014 and continued through the first quarter of 2016, include reductions in headcount, labor rates, bonuses, over-time, travel and entertainment, vendor pricing, and other cost controls that contribute to earnings.  The Company has also consolidated locations where levels of activity dictate greater efficiencies with operations performed out of a single location. Capital spending has largely been limited to capital commitments incurred before the market downturn, the replacement of existing equipment with new equipment, purchases of more efficient equipment in order to improve margins, and the purchase of equipment under operating leases nearing the end of their term.

As the Company expects pricing for its services to remain very competitive through the remainder of 2016 and utilization to remain challenging, costs and structure will continually be evaluated based on the changing market conditions with a focus on continuous process improvements.

Oil and Natural Gas Prices

Demand for well servicing and fluid logistics services is generally a function of the willingness of oil and natural gas companies to make operating and capital expenditures to explore for, develop and produce oil and natural gas, which in turn is affected by current and anticipated levels of oil and natural gas prices. Exploration and production spending is generally categorized as either operating expenditures or capital expenditures. Activities by oil and natural gas companies designed to add oil and natural gas reserves are classified as capital expenditures, and those associated with maintaining or accelerating production, such as workover and fluid logistics services, are categorized as operating expenditures. Operating expenditures are typically more stable than capital expenditures and are less sensitive to oil and natural gas price volatility. In contrast, capital expenditures by oil and natural gas companies for drilling are more directly influenced by current and expected oil and natural gas prices and generally reflect the volatility of commodity prices including the precipitous decline in oil and natural gas prices that began in late 2014 and continued through the first quarter of 2016 with only a recent modest increase in the price of oil.

Workover Rig Rates

Our well servicing segment revenues are dependent on the prevailing market rates for workover rigs. Utilization decreased by 40.9% in the first quarter of 2016 compared to the same period in 2015, while rates decreased by 13.1%.

Fluid Logistics Rates

Our fluid logistics segment revenues are dependent on the prevailing market rates for fluid transport trucks and the related assets, including specialized vacuum, high-pressure pump and tank trucks, hot oil trucks, frac tanks, fluid mixing tanks and salt water disposal wells. Pricing and utilization decreased through 2015 and continued to decrease through the three months ended March 31, 2016 in response to changing market conditions.

Operating Expenses

During the first quarter of 2016, operating expenses decreased at a slightly slower rate than the reduction in revenues in both the well servicing and fluid logistics segments. Most variable costs, which are directly tied to revenues, decreased comparably with, or more than, the decrease in revenues; however, those decreases where somewhat offset by fixed costs that declined, but at a slower rate than the decrease in revenues. Future earnings and cash flows will be dependent on our ability to manage our overall cost structure as well as continued efforts to maintain or increase rates to customers and reduce costs with outside vendors.

Equipment rental and lease costs continue to be a significant component of our operating expenses. During the first quarter of 2016, we did not enter into any additional operating leases.

Capital Expenditures

During the first quarter of 2016, capital expenditures primarily consisted of purchases of pickup trucks and vacuum trucks whose operating leases had reached the end of their term.

Results of Operations

The following discussion, as well as the discussion found under "Liquidity and Capital Resources," compares our consolidated financial information for the three months ended March 31, 2016 to the three months ended March 31, 2015.

The following table compares our operating results for the three months ended March 31, 2016 and 2015 (in thousands, except percentages). Operating expenses exclude general and administrative expenses, depreciation, and amortization.

	Revenue		Operating Expenses, excluding depreciation and amortization
	2016	2015	2016	% of revenues	2015	% of revenue	Change	% Change
Well Servicing	$18,713	$51,186	$16,720	89.3%	$36,374	71.1%	$(19,654)	(54.0)%
Fluid Logistics	13,218	33,147	13,161	99.6%	24,160	72.9%	(10,999)	(45.5)%
Total	$31,931	$84,333	$29,881	93.6%	$60,534	71.8%	$(30,653)	(50.6)%
The following table compares segment profits for the three months ended March 31, 2016 and 2015 (in thousands, except percentages).

	2016		2015
	Amount	Gross margin % (1)	Amount	Gross margin % (1)
Well servicing	$1,993	10.6%	$14,812	28.9%
Fluid logistics	57	0.4%	8,987	27.1%
Total	$2,050	6.4%	$23,799	28.2%
(1) Excluding depreciation and amortization
Consolidated Revenues. The decrease in consolidated revenues is a result of a continuing decline in activity in both the well servicing and fluid logistics segments in the first quarter of 2016 as compared to the same period in 2015 due to the continuing market decline as described more fully under "Market Conditions" above. These decreases in revenues were driven by price concessions granted to many customers and a drop in billable hours for both our well servicing and fluid logistics segments.

Well Servicing. Our well servicing segment revenues are dependent on the prevailing market rates and utilization of our workover rigs, coiled tubing units and tubing testing units. Revenues from the well servicing segment decreased by $32.5 million or 63.4% from the first quarter of 2015 to the first quarter of 2016 due to a decline in utilization as well as rates.
Fluid Logistics. The current market decline resulted in revenues from the fluid logistics segment decreasing due to a decrease in trucking hours, price reductions, and decreased frac tank rentals for the three months ended March 31, 2016 when compared to the same period ending March 31, 2015. Billable trucking hours decreased during the three months ended March 31, 2016 by approximately 59.3% when compared to the three months ended March 31, 2015. Skim oil revenues declined with lower activity and skim oil sales prices. Our principal fluid logistics assets at March 31, 2016 and March 31, 2015 were as follows:

	March 31,
	2016	2015
Fluid logistics segment:
Vacuum trucks (1)	452	451
Other heavy trucks (1)	109	136
Frac tanks (3)	3,060	3,221
Salt water disposal wells (2)	22	23

(1) At March 31, 2016, 89 vacuum trucks and 17 other heavy trucks, included in the above equipment counts were leased.
(2) At March 31, 2016, 17 salt water disposal wells, included in the above well counts, were subject to ground leases or other operating arrangements to third parties. The above well count does not include one well that has been permitted and drilled but has not been completed.
(3) At March 31, 2016, 88 frac tanks, included in the above frac tank counts, were leased.

Consolidated Operating Expenses. The decrease in direct operating expenses for the three months ended March 31, 2016 as compared to the same period in the prior year was attributable to lower operating hours related to the industry down-turn. The increase in consolidated operating expenses as a percentage of revenue was primarily due to fixed costs that declined at a slower rate than the decrease in revenues.
Well Servicing. Direct operating costs as a percentage of revenues were 89.3% and 71.1% for the three months ended March 31, 2016 and 2015, respectively, an increase of 18.2%.  This increase was primarily due to fixed costs that declined at a slower rate than the decrease in revenues.
Fluid Logistics. Direct operating costs as a percentage of revenues were 99.6% and 72.9% for the three months ended March 31, 2016 and 2015, respectively, an increase of 26.7%. This increase was due primarily due to fixed costs that declined at a slower rate than the decrease in revenues.
General and Administrative Expenses. General and administrative expenses decreased by approximately $3.1 million to $6.1 million for the three months ended March 31, 2016 as compared to the same period in 2015. General and administrative expense as a percentage of revenues was 19.2% and 11.0% for the three months ended March 31, 2016 and March 31, 2015, respectively. The increase in expense as a percentage of revenue was due to the decrease in revenues for the quarter, relative to the decrease in general and administrative costs which include certain expenses that are less variable in nature.
Depreciation and Amortization. Depreciation and amortization expenses decreased by $0.7 million, or 4.8%, to $13.5 million for the three months ended March 31, 2016 as compared to the same period in 2015. The decrease was due to assets reaching their estimated useful lives in the first quarter of 2016.
Interest and Other Expenses. Interest and other expenses were comparable for the three months ended March 31, 2016 as compared to the same period in the prior year.
Income Taxes. We recognized an income tax expense of less than $0.1 million and an income tax benefit of $2.1 million for the three months ended March 31, 2016 and 2015, respectively. Our effective tax rate for the three months ended March 31, 2016 is (0.2)% compared to 31.9% for the same period in the prior year. The difference in the tax rate is mainly due to the Texas Margins Tax, non-deductible expenses, and the application of a valuation allowance in 2016.

Liquidity and Capital Resources
Overview
During the last twenty-four months, we have funded our operations, including capital expenditures, through our cash flow from operations and a modest draw on our revolving credit facility. Prior to this time, we had historically funded our operations and capital expenditures with bank borrowings, vendor financings, cash flow from operations, the issuance of senior notes and the proceeds from our public and private equity offerings.
As of March 31, 2016, we had $77.8 million in cash and cash equivalents, $301.9 million in contractual debt and capital leases and less than $0.1 million of accounts payable related to equipment. Also, as of March 31, 2016, we had 588,059 outstanding shares of Series B Preferred Stock, which is reflected in the balance sheet as temporary equity in the amount of $14.7 million. During periods when the Company's common stock maintains a five-day volume weighted average trading price above $3.33 per share, the Series B Preferred Stock is redeemable, in whole or in part, at the Company's option for a price of $25 per share, plus accrued and unpaid dividends. Nevertheless, if the Company elects to redeem the Series B Preferred Stock, the holders thereof would have the opportunity prior to redemption to convert each share of the Series B Preferred Stock into nine shares of common stock. In May 2017, the Company is required to redeem the Series B Preferred Stock at 95% of the fair market value of the common stock, into which the Series B Preferred Stock is convertible, as determined in accordance with the certificate of designation of the Series B Preferred Stock.
The $301.9 million in contractual debt was comprised of $276.9 million in senior notes, net of deferred financing costs, $6.1 million in equipment notes, $3.9 million in insurance notes and $15.0 million drawn on our revolving credit facility. Of our total debt, $279.1 million of the outstanding contractual debt was classified as long-term debt and $22.8 million was short-term debt outstanding or the current portion of long-term debt. In addition, at March 31, 2016, we had less than $0.1 million of non-interest bearing short-term equipment vendor financings for well servicing rigs and other equipment included in accounts payable. We incurred $1.6 million and $4.0 million for capital equipment acquisitions during the three months ended March 31, 2016 and 2015, respectively.
On September 9, 2011, we entered into a loan and security agreement with certain lenders and Regions Bank, as agent for the secured parties, or the Agent. The loan and security agreement, as amended, provides for an asset based revolving credit facility with a maximum borrowing credit of $90.0 million subject to borrowing base availability, any reserves established by the facility agent in its discretion, compliance with a fixed coverage charge ratio covenant if availability under the facility falls below certain thresholds and, for borrowings above $75.0 million, compliance with the debt incurrence covenant in the 9% Senior Indenture that prohibits the incurrence of debt except for certain limited exceptions, including indebtedness incurred under the permitted credit facility debt basket to the greater of $75.0 million or 18% of our Consolidated Tangible Assets (as defined in the 9% Senior Indenture) reported for the last fiscal quarter for which financial statements are available. Under the 9% Senior Indenture, Consolidated Tangible Assets is defined as our total assets, determined on a consolidated basis in accordance with GAAP, excluding unamortized debt discount and expenses and other unamortized deferred charges, to the extent such items are non-cash expenses or charges, goodwill, patents, trademarks, service marks, trade names, copyrights and other items properly classified as intangibles in accordance with GAAP. As of March 31, 2016, 18% of our Consolidated Tangible Assets was approximately $66.5 million. Under the loan and security agreement, our borrowing base at any time is equal to (i) 85% of eligible accounts, which are determined by the Agent in its reasonable discretion, plus (ii) the lesser of 85% of the appraised value, subject to certain adjustments, of our well servicing equipment that has been properly pledged and appraised, is in good operating condition and is located in the United States, or 100% of the net book value of such equipment, minus (iii) any reserves established by the Agent in its reasonable discretion. As of March 31, 2016, borrowing base was $90 million, limited to $75 million as noted above, resulting in a borrowing availability of $49.3 million. As amended, the loan and security agreement has a stated maturity of July 26, 2018.
The loan and security agreement contains customary covenants for an asset-based credit facility, which include (i) restrictions on certain mergers, consolidations and sales of assets; (ii) restrictions on the creation or existence of liens; (iii) restrictions on making certain investments; (iv) restrictions on the incurrence or existence of indebtedness; (v) restrictions on transactions with affiliates; (vi) requirements to deliver financial statements, report and notices to the Agent and (vii) a springing requirement to maintain a consolidated Fixed Charge Coverage Ratio (which is defined in the loan and security agreement) of 1.1:1.0 in the event that our excess availability under the credit facility falls below the greater of $11.3 million or 15.0% of our maximum credit under the facility for sixty consecutive days; provided that, the restrictions described in (i)-(v) above are subject to certain exceptions and permissions limited in scope and dollar value. The loan and security agreement also contains customary representations and warranties and event of default provisions. As of March 31, 2016, we were in compliance with all applicable covenants in the loan and security agreement.
Borrowings under the loan and security agreement bear interest at a rate equal to either (a) the LIBOR rate plus an applicable margin of between 2.00% to 2.50% based on borrowing availability or (b) a base rate plus an applicable margin of between 1.00% to 1.50% based on borrowing availability, where the base rate is equal to the greater of the prime rate established by Regions Bank, the overnight federal funds rate plus 0.50% or the LIBOR rate for a one-month period plus 1.00%. The Company's interest rate as of March 31, 2016 was 2.5%.

In June 2011, we issued $280.0 million aggregate principal amount of 9% senior notes due 2019, or the Senior Notes. The 9% Senior Indenture and the loan agreement governing our senior secured revolving credit facility impose significant restrictions on us and increase our vulnerability to adverse economic and industry conditions that could limit our ability to obtain additional or replacement financing. For example, the 9% Senior Indenture only allows us to incur indebtedness, other than certain specific types of permitted indebtedness, if such indebtedness is unsecured and if the Fixed Charge Coverage Ratio (as defined in the 9% Senior Indenture) for the most recently completed four full fiscal quarters is at least 2.0 to 1.0. We are currently able to incur indebtedness under this ratio. Our credit facility only allows us to incur specific types of permitted indebtedness, which includes a $40.0 million basket of permitted indebtedness for capital leases, mortgage financings or purchase money obligations incurred for the purpose of installation or improvement of property, plant or equipment.
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
We are permitted under the terms of the 9% Senior Indenture to incur additional indebtedness in the future, provided that certain financial conditions set forth in the 9% Senior Indenture are satisfied. We are subject to certain covenants contained in the 9% Senior Indenture, including provisions that limit or restrict us and certain future subsidiaries' abilities to incur additional debt, to create, incur or permit to exist certain liens on assets, to make certain dispositions of assets, to make payments on certain subordinated indebtedness, to pay dividends or certain other payments to FES Ltd.'s equity holders, to engage in mergers, consolidations or other fundamental changes, to change the nature of its business or to engage in transactions with affiliates. Due to cross-default provisions in the 9% Senior Indenture and the loan agreement governing our revolving credit facility, with certain exceptions, a default and acceleration of outstanding debt under one debt agreement would result in the default and possible acceleration of outstanding debt under the other debt agreement. Accordingly, an event of default could result in all or a portion of our outstanding debt under our debt agreements becoming immediately due and payable. If this occurred, we might not be able to obtain waivers or secure alternative financing to satisfy all of our obligations simultaneously, which would adversely affect our business and operations.
The continuation or deepening of the current industry downturn could require us to seek funding to meet working capital requirements. Further, should management elect to incur capital expenditures in excess of the levels projected for 2016 or to pursue other capital intensive activities, additional capital may be required to fund these activities. Within certain constraints, we can conserve capital by reducing or delaying capital expenditures, deferring non-regulatory maintenance expenditures and further reducing operating and administrative costs. The Company believes it has sufficient liquidity for the next twelve months.

Cash Flows

Our cash flows depend, to a large degree, on the level of spending by oil and gas companies' development and production activities. The sustained decreases in the price of oil and natural gas have had a material impact on these activities, and could also materially affect our cash flows. Certain sources and uses of cash, such as the level of discretionary capital expenditures, purchases and sales of investments, issuances and repurchases of debt and of our common stock are within our control and are adjusted as necessary based on market conditions.

Cash Flows from Operating Activities

Net cash provided by operating activities totaled $7.5 million for the three months ended March 31, 2016 compared to $21.4 million for the three months ended March 31, 2015. The decrease in cash provided by operating activities of $13.9 million was primarily a combination of a larger net loss in the first quarter of 2016 compared to the same period in 2015, coupled with a reduction in cash provided by the change in accounts receivable; both of which were only partially offset by the changes in accounts payable and accrued expenses in the first quarter of 2016 compared to the same period in 2015.

Cash Flows from Investing Activities

Cash flows used in investing activities was $3.0 million for the three months ended March 31, 2016 compared to $0.4 million for the same period in 2015. The change was a combination of an increase in the purchase of property and equipment, which increased from $2.0 million for the three months ended March 31, 2015 as compared to $3.1 million for the current period. In addition, there were no proceeds from the sale of property and equipment, nor increase in restricted cash, for the three months ended March 31, 2016, as compared to the same period in 2015.
Capital expenditures for the first quarter of 2016 were comprised of additions to our fluid logistics segment of approximately $1.4 million and additions to our well servicing segment of approximately $0.2 million. Capital additions for both the well servicing and fluid logistics segments primarily consisted of purchases of pickup trucks and vacuum trucks whose operating leases had reached the end of their term. We anticipate purchasing additional equipment as applicable leases reach their term. We have the option of purchasing the equipment for cash or, in some cases, we may be able to finance the purchase price through installment notes with the lessors, although there can be no assurance such financing will be available, or on terms acceptable to the Company.
Cash Flows from Financing Activities

Cash flows used in financing activities was $1.3 million and $1.6 million for the three months ended March 31, 2016 and March 31, 2015, respectively, a difference of approximately $0.3 million, primarily due to a decrease in the payments of debt.

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

Contractual Obligations and Financing

In May 2017, the Company is required to redeem any of its shares of Series B Preferred Stock then outstanding. Such mandatory redemption may, at the Company’s election, be paid in cash or common stock (valued for such purpose at 95% of the then fair market value of the common stock). As of March 31, 2016, we had 588,059 shares of Series B Preferred Stock outstanding.

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
In addition, the oil and natural gas industry has traditionally been volatile and is influenced by a combination of long-term, short-term and cyclical trends, including the domestic and international supply and demand for oil and natural gas, current and expected future prices for oil and natural gas and the perceived stability and sustainability of those prices. Such cyclical trends also include the resultant levels of cash flows generated and allocated by exploration and production companies to their drilling, completion and workover budget. The volatility of the oil and natural gas industry and the recent precipitous decline in oil and natural gas prices have negatively impacted the level of exploration and production activity and capital expenditures by our customers. This has adversely affected, and in the near future will likely adversely affect, the demand for our services, which has had, and if it continues, will continue to have, a material adverse effect on our business, financial condition, results of operations, and cash flows.

Critical Accounting Policies and Estimates

The preparation of our condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the dates of the financial statements and the reported amounts of revenue and expenses during the applicable reporting periods. On an ongoing basis, management reviews its estimates, particularly those related to depreciation and amortization methods, useful lives and impairment of long-lived assets, and asset retirement obligations, using currently available information. Changes in facts and circumstances may result in revised estimates, and actual results could differ from those estimates. There have been no material changes to the critical accounting policies and estimates set forth in Item 7 in our Annual Report on Form 10-K for the year ended December 31, 2015.

Impairment
We continue to monitor facts and circumstances for asset impairment indicators for long-term assets as is more fully described under the impairment section in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015. We continue to conclude that no indicators are present for our long-term assets.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the market risk disclosures set forth in Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2016, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures over financial reporting were effective.

Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13-a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

There are no pending material legal proceedings, and the Company is not aware of any material threatened legal proceedings, to which the Company is a party or to which its property is subject that would have a material adverse effect on the Company's financial statements as of March 31, 2016.

Item 1A.	Risk Factors

There were no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Default Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5. Other Information

As the Company previously announced, the Company received a letter dated September 30, 2015 from the staff of NASDAQ, or the Staff, providing notification that, for the previous 30 consecutive business days, the bid price for the Company’s common stock had closed below the minimum $1.00 per share requirement for continued listing on The NASDAQ Global Market under NASDAQ Listing Rule 5550(a)(2). In accordance with NASDAQ Listing Rule 5810(c)(3)(A), the Company was provided an initial period of 180 calendar days, or until March 28, 2016, to regain compliance. Because the Company transferred its common stock listing from The NASDAQ Global Market to The NASDAQ Capital Market on March 31, 2016 and met the applicable requirements for initial listing on The NASDAQ Capital Market with the exception of the bid price requirement, the Company received an additional 180 calendar compliance period, or until September 26, 2016, to regain compliance with the minimum bid price requirement. The Company provided written notice to the Staff of the Company’s intention to cure the minimum bid price deficiency during such compliance period by effecting a reverse stock split. On April 29, 2016, the Company filed its Proxy Statement for the Annual Meeting of Shareholders to be held on June 10, 2016 with the Securities and Exchange Commission which contained, among other matters, the board of director's recommendation that the shareholders of the Company authorize the board of directors to effect a reverse split of the Company’s common stock to cure the minimum bid price deficiency and to maintain eligibility to be listed on The NASDAQ Capital Market.

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

FORBES ENERGY SERVICES LTD.

May 16, 2016	By:	/s/ JOHN E. CRISP
John E. Crisp Chairman, Chief Executive Officer and President (Principal Executive Officer)

May 16, 2016	By:	/S/ L. MELVIN COOPER
L. Melvin Cooper Senior Vice President, Chief Financial Officer and Assistant Secretary (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Number		Description of Exhibits
3.1	—
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