Form 10-Q
period 2016-06-30
Forbes Energy Services Ltd.
filed 2016-08-15
CIK 1434842

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________________________
Form 10-Q
__________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    ☐  Yes    ☒  No
Shares outstanding of each of the registrant’s classes of common stock as of August 11, 2016:

Class	Outstanding as of August 11, 2016
Common Stock, $.04 par value	22,214,855

FORBES ENERGY SERVICES LTD.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q and any oral statements made in connection with it include certain forward-looking statements within the meaning of the federal securities laws. You can generally identify forward-looking statements by the appearance in such a statement of words like “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project” or “should” or other comparable words or the negative of these words. When you consider our forward-looking statements, you should keep in mind the risk factors we describe and other cautionary statements we make in this Quarterly Report on Form 10-Q. Our forward-looking statements are only predictions based on expectations that we believe are reasonable. Our actual results could differ materially from those anticipated in, or implied by, these forward-looking statements as a result of known risks and uncertainties set forth below and elsewhere in this Quarterly Report on Form 10-Q. These factors include or relate to the following:

•	the effect of the industry-wide downturn in energy exploration and development activities;

•	continuing incurrence of operating losses due to such downturn;

•	our ability to successfully complete a capital restructuring;

•	the willingness of the counterparties to our revolving credit facility and our indenture and senior notes to continue to forbear under such debt agreements;

•	oil and natural gas commodity prices;

•	market response to global demands to curtail use of oil and natural gas;

•	capital budgets and spending by the oil and natural gas industry;

•	the ability or willingness of the Organization of Petroleum Exporting Countries, or OPEC, to set and maintain production levels for oil;

•	oil and natural gas production levels by non-OPEC countries;

•	supply and demand for oilfield services and industry activity levels;

•	our ability to maintain stable pricing;

•	our level of indebtedness;

•	possible impairment of our long-lived assets;

•	potential for excess capacity;

•	competition;

•	substantial capital requirements;

•	significant operating and financial restrictions under our indenture and revolving credit facility;

•	technological obsolescence of operating equipment;

•	dependence on certain key employees;

•	concentration of customers;

•	substantial additional costs of compliance with reporting obligations, the Sarbanes-Oxley Act and indenture covenants;

•	seasonality of oilfield services activity;

•	collection of accounts receivable;

•	environmental and other governmental regulation, including potential climate change legislation;

•	the potential disruption of business activities caused by the physical effects, if any, of climate change;

•	risks inherent in our operations;

•	ability to fully integrate future acquisitions;

•	variation from projected operating and financial data;

•	variation from budgeted and projected capital expenditures;

•	volatility of global financial markets; and

•	the other factors discussed under “Risk Factors” beginning on page 11 of the Annual Report on Form 10-K for the year ended December 31, 2015.
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

PART I—FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements

Forbes Energy Services Ltd.
Condensed Consolidated Balance Sheets (unaudited)
(in thousands, except par value amounts)

	June 30, 2016	December 31, 2015
Assets
Current assets
Cash and cash equivalents	$68,627	$74,611
Accounts receivable - trade, net of allowance for doubtful accounts of $1.2 million and $1.8 million as of June 30, 2016 and December 31, 2015, respectively	15,725	26,486
Accounts receivable - other	929	1,216
Prepaid expenses and other	6,082	9,486
Total current assets	91,363	111,799
Property and equipment, net	255,257	277,029
Intangible assets, net	3,488	19,431
Restricted cash	—	51
Other assets	1,098	844
Total assets	$351,206	$409,154
Liabilities and Shareholders’ Equity
Current liabilities
Current portions of long-term debt	$297,491	$25,243
Accounts payable - trade	6,430	8,995
Accounts payable - related parties	2	8
Accrued dividends	245	61
Accrued interest payable	13,960	1,401
Accrued expenses	12,366	10,726
Total current liabilities	330,494	46,434
Long-term debt, net of current portion	1,262	279,798
Deferred tax liability	948	899
Total liabilities	332,704	327,131
Commitments and contingencies (Note 10)
Temporary equity
Series B senior convertible preferred shares, 588 shares outstanding at June 30, 2016 and December 31, 2015	14,665	14,644
Shareholders’ equity
Common stock, $.04 par value, 112,500 shares authorized, 22,215 and 22,210 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	889	889
Additional paid-in capital	193,865	194,253
Accumulated deficit	(190,917)	(127,763)
Total shareholders’ equity	3,837	67,379
Total liabilities and shareholders’ equity	$351,206	$409,154
The accompanying notes are an integral part of these condensed consolidated financial statements.

Forbes Energy Services Ltd.
Condensed Consolidated Statements of Operations (unaudited)
(in thousands, except per share amounts)

	Three months ended June 30,			Six months ended June 30,
	2016	2015		2016	2015
Revenues
Well servicing	$16,796	$39,030		$35,509	$90,216
Fluid logistics	11,615	23,780		24,833	56,927
Total revenues	28,411	62,810		60,342	147,143
Expenses
Well servicing	15,668	29,236		32,388	65,610
Fluid logistics	10,931	17,876		24,092	42,036
General and administrative	5,420	8,797		11,476	18,077
Depreciation and amortization	13,670	13,759		27,159	27,922
Loss on impairment of assets	14,512	—		14,512	—
Total expenses	60,201	69,668		109,627	153,645
Operating loss	(31,790)	(6,858)		(49,285)	(6,502)
Other income (expense)
Interest income	7	140		29	145
Interest expense	(6,912)	(6,911)		(13,858)	(13,781)
Pre-tax loss	(38,695)	(13,629)		(63,114)	(20,138)
Income tax (benefit) expense	(9)	(4,881)		40	(6,956)
Net loss	(38,686)	(8,748)	—	(63,154)	(13,182)
Preferred stock dividends	(194)	(194)		(388)	(388)
Net loss attributable to common shareholders	$(38,880)	$(8,942)		$(63,542)	$(13,570)
Loss per share of common stock
Basic and diluted loss per share	$(1.75)	$(0.41)		$(2.86)	$(0.62)
Weighted average number of shares outstanding
Basic and diluted	22,214	21,987		22,213	21,948
The accompanying notes are an integral part of these condensed consolidated financial statements.

Forbes Energy Services Ltd.
Condensed Consolidated Statement of Changes in Shareholders’ Equity (unaudited)
(in thousands)

	Temporary Equity
	Preferred Shares		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance: December 31, 2015	588	$14,644	22,210	$889	$194,253	$(127,763)	$67,379
Net loss	—	—	—	—	—	(63,154)	(63,154)
Common shares issued under stock plan:
Share - based compensation	—	—	5	—	—	—	—
Preferred shares dividends and accretion	—	21	—	—	(388)	—	(388)
Balance: June 30, 2016	588	$14,665	22,215	$889	$193,865	$(190,917)	$3,837
The accompanying notes are an integral part of these condensed consolidated financial statements.

Forbes Energy Services Ltd.
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Six months ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(63,154)	$(13,182)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	27,159	27,922
Share-based compensation	127	629
Deferred tax expense (benefit)	49	(7,017)
Loss (gain) on disposal of assets, net	582	(342)
Loss on impairment of assets	14,512	—
Bad debt expense	520	507
Amortization of deferred financing cost	711	729
Changes in operating assets and liabilities:
Accounts receivable	10,527	39,175
Accounts receivable - related party	—	282
Prepaid expenses and other assets	(1,717)	256
Accounts payable - trade	(1,127)	(12,875)
Accounts payable - related parties	(6)	(94)
Accrued expenses	1,507	(5,232)
Accrued interest payable	12,559	—
Net cash provided by operating activities	2,249	30,758
Cash flows from investing activities:
Proceeds from sale of property and equipment	249	1,040
Purchases of property and equipment	(6,237)	(5,402)
Insurance proceeds	—	1,262
Change in restricted cash	51	929
Net cash used in investing activities	(5,937)	(2,171)
Cash flows from financing activities:
Payments of debt	(2,120)	(2,816)
Payment of tax withholding obligations related to restricted stock	(115)	(142)
Proceeds from revolving credit facility	—	15,000
Dividends paid on Series B senior convertible preferred shares	(61)	(368)
Net cash (used in) provided by financing activities	(2,296)	11,674
Net (decrease) increase in cash and cash equivalents	(5,984)	40,261
Cash and cash equivalents:
Beginning of period	74,611	34,918
End of period	$68,627	$75,179
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

3. Basis of Presentation

Recent Developments

On June 15, 2016, the Company elected not to make the $12.6 million semi-annual interest payment due on that date on the 9% senior notes due 2019, or the 9% Senior Notes. The indenture governing the 9% Senior Notes, or the 9% Senior Indenture provides that the failure to make such interest payment constitutes an event of default after a 30-day cure period. The Company has not paid the interest payment. Accordingly, an event of default under the 9% Senior Indenture occurred, which gives the trustee or the holders of at least 25% of principal amount of 9% Senior Notes the option to declare all the 9% Senior Notes due and payable immediately. Additionally, such failure to make the interest payment within the 30-day cure period also constituted an event of default under the Company’s existing loan and security agreement, or the Loan Agreement, with certain lenders and Regions Bank, as agent for the secured parties, or the Agent, which allows the Agent to declare the Company’s obligations under the Loan Agreement immediately due and payable and to exercise the Agent’s and the lenders' other rights under the Loan Agreement.

On July 15, 2016, the Company and its domestic subsidiaries, or the Guarantor Subs, entered into a forbearance agreement with holders of more than a majority of the 9% Senior Notes pursuant to the 9% Senior Indenture. That forbearance agreement has subsequently been joined by other holders of the 9% Senior Notes such that 62.1% of the holders of the 9% Senior Notes, or the Forbearing Holders, are now parties to the forbearance agreement, or the Indenture Forbearance Agreement. Pursuant to the Indenture Forbearance Agreement, the Forbearing Holders have agreed to forbear, during the Indenture Forbearance Period (as defined below), from exercising default remedies or accelerating any indebtedness under the 9% Senior Indenture resulting from the Company’s failure to make its semi-annual interest payment due on June 15, 2016 on the 9% Senior Notes. The forbearance period, or the Indenture Forbearance Period, under the Indenture Forbearance Agreement will expire on the earlier to occur of (i) 11:59 p.m. prevailing Central Time on September 16, 2016 and (ii) certain other specified events under the terms of the Indenture Forbearance Agreement.

Additionally, on July 15, 2016, FES Ltd. and the Guarantor Subs, entered into a forbearance agreement and an amendment, or the Loan Forbearance Agreement, to the Loan Agreement. Pursuant to the Loan Forbearance Agreement, the Agent and the lenders, or the Loan Forbearing Parties, have agreed to forbear, during the Loan Forbearance Period (as defined below), from exercising default remedies or accelerating any indebtedness under the Loan Agreement resulting from the Company’s failure to make its semi-annual interest payment due on June 15, 2016 on the 9% Senior Notes. The forbearance period, or the Loan Forbearance Period, under the Loan Forbearance Agreement will expire on the earlier to occur of (i) 5:01 p.m. prevailing Dallas, Texas time on October 14, 2016 and (ii) certain other specified events under the terms of the Loan Forbearance Agreement. In connection with the Loan Forbearance Agreement, the Company is required to maintain cash on deposit of no less than $17.5 million with Agent, and the lenders under the Loan Agreement are not obligated to make additional advances.

The Company and the Guarantor Subs entered into the Indenture Forbearance Agreement and the Loan Forbearance Agreement, or the Forbearance Agreements, to provide the Company and the Guarantor Subs with time to continue discussions with the Forbearing Holders and the Loan Forbearing Parties with respect to a proposed capital restructuring of the Company. As previously disclosed, the Company has engaged financial and legal advisors to assist it in evaluating potential strategic alternatives.

There can be no assurance that the Company and the Guarantor Subs will reach any agreement with any of the Forbearing Holders and the Loan Forbearing Parties on a capital restructuring of the Company by the end of the Indenture Forbearance Period or Loan Forbearance Period, as applicable, if at all, or that the Forbearance Agreements or the Indenture Forbearance Period or the Loan Forbearance Agreement will be extended. Failure to reach an agreement with the Forbearing Holders and the Loan Forbearing Parties prior to the expiration of the Indenture Forbearance Agreement and the Loan Forbearance Agreement would allow the trustee or the holders of the 9% Senior Notes or the lenders to accelerate the 9% Senior Notes and the loans or seek other remedies, which would jeopardize the Company’s ability to continue its current operations. If the lenders accelerate the maturity of the Company’s debt, the Company will not have sufficient cash on hand or borrowing capacity to satisfy the obligations, and may not be able to pay its debts or refinance it on acceptable terms.

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles accepted in the United States of America which contemplate the continuation of the Company as a going concern. During the six months ended June 30, 2016, the Company incurred a net loss of $63.2 million and has a working capital deficit of $(239.1) million at June 30, 2016, primarily due to the classification of the 9% Senior Notes as current liabilities resulting from the ability of the holders of such 9% Senior Notes to accelerate any indebtedness under the 9% Senior Indenture. The Company is in discussions to reach an agreement with the Forbearance Holders and the Loan Forbearing Parties with respect to a proposed capital restructuring of the Company. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.
Reclassification
Certain prior year amounts have been reclassified to conform to the current year presentation with no material effect on the consolidated financial statements.

Interim Financial Information
The unaudited condensed consolidated financial statements of the Company are prepared in conformity with accounting principles generally accepted in the United States of America, or GAAP, for interim financial reporting. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Therefore, these condensed consolidated financial statements should be read along with the annual audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015. In management’s opinion, all adjustments necessary for a fair statement are reflected in the interim periods presented. Interim results for the three and six months ended June 30, 2016 may not be indicative of results that will be realized for the full year ending December 31, 2016. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Recent Accounting Pronouncements
In March 2016, the Financial Accounting Standards Board issued ASU 2016-09, "Compensation - Stock Compensation - Improvements to Employee Share-Based Payment Accounting" ("ASU 2016-09"), which involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Under the new standard, income tax benefits and deficiencies are to be recognized as income tax expense or benefit in the income statement and the tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. An entity should also recognize excess tax benefits regardless of whether the benefit reduces taxes payables in the current period. Excess tax benefits should be classified along with other income tax cash flows as an operating activity. In regard to forfeitures, the entity may make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. This ASU is effective for fiscal years beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is permitted. The Company believes the adoption of this new standard will have an immaterial impact on its consolidated financial statements and related disclosures.
Impairment

During the second quarter of 2016, the Company experienced a triggering event resulting from the continuing decline in operating revenues due to an industry-wide slowdown, which began in the second half of 2014. Indicators of impairment were present; therefore, the Company assessed all of its long-lived assets for impairment, which resulted in the carrying amounts of long-lived assets associated with its fluid logistics segment in exceeding the recoverable amounts based upon the undiscounted cash flow analysis. As a result, the Company hired an independent consulting firm to measure the fair values of the long-lived assets associated with its fluid logistics segment. Based on the fair value analysis, the fair values of certain intangible assets were determined to be less than their carrying amounts; therefore, an impairment loss of $14.5 million was recorded as a component of operating expenses based on the amount that the carrying value exceeded fair value. Fair value of the intangible assets was determined utilizing a combination of the income, cost and market approaches. Specific intangible assets affected were customer relationships and other intangibles.

4. Intangible Assets
Our major classes of intangible assets consist of our customer relationships, trade names, safety training program and dispatch software. The Company expenses costs associated with extensions or renewals of intangible assets. There were no such extensions or renewals in the six months ended June 30, 2016 and 2015. Amortization expense is calculated using the straight-line method over the period indicated. Amortization expense for each of the three months ended June 30, 2016 and 2015 was $0.7 million and for each of the six months ended June 30, 2016 and 2015 was $1.4 million.
As noted above, an impairment of $14.5 million was recorded during the three months ended June 30, 2016.
Based upon the Company's findings, the recoverable amount of the trade name was in excess of the carrying amount, and no impairment was indicated as of June 30, 2016.

The following sets forth the identified intangible assets by major asset class:

		As of June 30, 2016				As of December 31, 2015
	Useful Life (years)	Gross Carrying Value	Accumulated Amortization	Impairment	Net Book Value	Gross Carrying Value	Accumulated Amortization	Impairment	Net Book Value
		(in thousands)
Customer relationships	15	$31,896	$(18,073)	$(13,823)	$—	$31,896	$(17,011)	$—	$14,885
Trade names	15	8,050	(4,562)	—	3,488	8,050	(4,293)	—	3,757
Other	10-15	2,375	(1,686)	(689)	—	2,375	(1,586)	—	789
		$42,321	$(24,321)	$(14,512)	$3,488	$42,321	$(22,890)	$—	$19,431

Estimated amortization expense of the intangible assets remaining for the years 2017 through 2022 is $0.5 million per year.

5. Share-Based Compensation

Incentive Compensation Plans

From time to time, the Company grants stock options, restricted stock units, or other awards to its employees, including executive officers and directors. After taking into account the restricted stock units granted through June 30, 2016 (as discussed in the Restricted Stock Units paragraph below), there were 1,388,685 shares available for future issuance under the 2012 Incentive Compensation Plan. There have been no stock option awards issued under the 2012 Plan.

Stock Options

The following table presents a summary of the Company’s stock option activity for the six months ended June 30, 2016 for options granted under the Company's 2008 Incentive Compensation Plan:

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at December 31, 2015	614,125	$6.80	4.87 years	$—
Granted	—
Exercised	—
Forfeited/canceled	—	—		$—
Options outstanding at June 30, 2016	614,125	$6.80	4.37 years	$—
Vested and expected to vest at June 30, 2016	614,125	$6.80	4.37 years	$—
Exercisable at June 30, 2016	614,125	$6.80	4.37 years	$—

During the six months ended June 30, 2016 and 2015, the Company recorded no expenses for share-based compensation related to stock options, as all outstanding options are fully vested. There was no share-based compensation expense capitalized for either of the six months ended June 30, 2016 or 2015. As of June 30, 2016, there was no unrecognized share-based compensation expense for stock options.

Restricted Stock Units

The following table presents a summary of restricted stock unit grant activity for the six month period ended June 30, 2016:

	Equity Based	Liability Based	Total Number of Units	Grant Date Average Fair Value Per Unit
Outstanding at December 31, 2015	118,779	1,239,545	1,358,324	$1.70
Granted	—	—	—	—
Vested	—	(642,645)	(642,645)	1.88
Forfeited	—	—	—	—
Nonvested at June 30, 2016	118,779	596,900	715,679	$1.53

In the six months ended June 30, 2016 and 2015, participants utilized a net withholding exercise method, in which restricted stock units were withheld to cover payroll withholding tax. After giving effect to tax withholdings, the cumulative net shares issued to the participants were 4,500 and 259,041 out of 642,645 and 397,875 vested shares of restricted stock units for the six months ended June 30, 2016 and 2015, respectively. There were 360,658 and zero shares settled in cash for the six months ended June 30, 2016 and 2015, respectively. There were 277,487 and 138,834 shares surrendered for payroll withholding tax for the six months ended June 30, 2016 and 2015, respectively. The total pretax cash outflow, as included in withholding tax payments in our condensed consolidated statements of cash flows, for this net withholding exercise for the six months ended June 30, 2016 and 2015 was $0.1 million.
Share-based compensation expense for the restricted stock units granted for each of the six months ended June 30, 2016 and 2015 was $0.1 million and $0.6 million, respectively. The remaining share-based compensation expense of $0.9 million related to restricted stock units granted will be recognized over a weighted-average period of 2.17 years.
The following table summarizes the Company's share-based compensation expense for equity awards and liability awards (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Awards classified as equity:
Restricted stock unit expense	$—	$287	$—	$400
Stock option expense	—	—	—	—
Awards classified as liability:
Restricted stock unit expense	57	223	127	229
Total share-based compensation expense	$57	$510	$127	$629

6. Property and Equipment
Property and equipment consisted of the following:

	Estimated Life in Years	June 30, 2016	December 31, 2015
		(in thousands)
Well servicing equipment	9-15 years	$410,244	$413,543
Autos and trucks	5-10 years	130,749	126,994
Disposal wells	5-15 years	38,416	38,426
Building and improvements	5-30 years	14,107	14,107
Furniture and fixtures	3-15 years	6,646	6,573
Land		1,524	1,524
		601,686	601,167
Accumulated depreciation		(346,429)	(324,138)
		$255,257	$277,029
Depreciation expense was $13.0 million and $25.8 million for the three and six months ended June 30, 2016, respectively, and $13.1 million and $26.5 million for the three and six months ended June 30, 2015, respectively.

7. Long-Term Debt
Long-term debt at June 30, 2016 and December 31, 2015 consisted of the following:

	June 30, 2016	December 31, 2015
	(in thousands)
9% senior notes, net of deferred financing costs of $2.8 million and $3.3 million as of June 30, 2016 and December 31, 2015 respectively	$277,194	$276,727
Revolving credit facility	15,000	15,000
Third party equipment notes and capital leases	5,001	7,133
Insurance notes	1,558	6,181
	298,753	305,041
Less: Current portion	(297,491)	(25,243)
	$1,262	$279,798

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

As a result of the adoption of ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs” on January 1, 2016, the Company recorded debt issuance costs of $2.8 million and retroactively recorded debt issuance costs of $3.3 million as a reduction in the carrying amount of the related 9% Senior Notes of $280.0 million as of June 30, 2016 and December 31, 2015, respectively. On June 15, 2016, the Company elected not to make the $12.6 million semi-annual interest payment due on that date on the 9% Senior Notes. On July 15, 2016, the Company and the Guarantor Subs entered into a forbearance agreement with certain holders of the 9% Senior Notes. See further discussion contained herein. As a result of not making the interest payment and the forbearance agreement, the amounts outstanding of the 9% Senior Notes are classified as current in the condensed consolidated balance sheet.

Revolving Credit Facility
On September 9, 2011, the Company entered into the Loan Agreement. The Loan Agreement, as amended, provides for an asset based revolving credit facility with a maximum borrowing credit of $90.0 million, subject to borrowing base availability, any reserves established by the Agent in its discretion, compliance with a fixed charge coverage ratio covenant if availability under the facility falls below certain thresholds and, for borrowings above $75.0 million, compliance with the debt incurrence covenant in the 9% Senior Indenture that prohibits the incurrence of debt except for certain limited exceptions, including indebtedness incurred under the permitted credit facility debt basket to the greater of $75.0 million or 18% of our Consolidated Tangible Assets (as defined in the 9% Senior Indenture) reported for the last fiscal quarter for which financial statements are available. As of June 30, 2016, 18% of our Consolidated Tangible Assets was approximately $62.6 million. Under the Loan Agreement, our borrowing base at any time is equal to (i) 85% of eligible accounts, which are determined by the Agent in its reasonable discretion, plus (ii) the lesser of 85% of the appraised value, subject to certain adjustments, of our well servicing equipment that has been properly pledged and appraised, is in good operating condition and is located in the United States, or 100% of the net book value of such equipment, minus (iii) any reserves established by the Agent in its reasonable discretion.
As amended, the Loan Agreement has a stated maturity of July 26, 2018. In June 2015, FES LLC borrowed $15.0 million under the facility. As of June 30, 2016, the facility had a revolving loan balance outstanding of $15.0 million and $10.7 million in letters of credit outstanding against the facility. Absent the effect of the event of default resulting from the non-payment of interest due on June15, 2016 on the 9% Senior Notes and the related Loan Forbearance Agreement, the borrowing availability under the facility would be $49.3 million.
Under cross default provisions in the Loan Agreement, an event of default under the 9% Senior Notes constitutes an event of default under the Loan Agreement. As of July 15, 2016, the Company entered into a loan forbearance agreement. See further discussion below. In connection with the Loan Forbearance Agreement discussed below, during the forbearance period the lenders are not obligated to make further advances to the Company under the Loan Agreement. As a result of these matters, amounts outstanding under the Loan Agreement are classified as current in the condensed consolidated balance sheet.
Borrowings bear interest at a rate equal to either (a) the LIBOR rate plus an applicable margin of between 2.00% to 2.50% based on borrowing availability or (b) a base rate plus an applicable margin of between 1.00% to 1.50% based on borrowing availability, where the base rate is equal to the greater of the prime rate established by Regions Bank, the overnight federal funds rate plus 0.5% or the LIBOR rate for a one-month period plus 1%. The Company's interest rate as of June 30, 2016 was 2.5%.
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
FES LLC, FEI LLC, TES, and CCF are the named borrowers under the Loan Agreement. Their obligations have been guaranteed by one another and by FES Ltd. Subject to certain exceptions and permitted encumbrances, including the exemption of real property interests from the collateral package, the obligations under this facility are secured by a first priority security interest in all of our assets.
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
The Loan Agreement contains customary covenants for an asset-based credit facility, which include (i) restrictions on certain mergers, consolidations and sales of assets; (ii) restrictions on the creation or existence of liens; (iii) restrictions on making certain investments; (iv) restrictions on the incurrence or existence of indebtedness; (v) restrictions on transactions with affiliates; (vi) requirements to deliver financial statements, report and notices to the Agent and (vii) a springing requirement to maintain a consolidated Fixed Charge Coverage Ratio (which is defined in the Loan Agreement) of 1.1:1.0 in the event that our excess availability under the credit facility falls below the greater of $11.3 million or 15.0% of our maximum credit under the facility for sixty consecutive days; provided that, the restrictions described in (i)-(v) above are subject to certain exceptions and permissions limited in scope and dollar value. The Loan Agreement also contains customary representations and warranties and event of default provisions.

Forbearance Agreements

On June 15, 2016, the Company elected not to make the $12.6 million semi-annual interest payment due on that date on the 9% Senior Notes. The 9% Senior Indenture provides that the failure to make such interest payment constitutes an event of default after a 30-day cure period. The Company has not paid the interest payment. Accordingly, an event of default under the 9% Senior Indenture occurred, which gives the trustee or the holders of at least 25% of principal amount of 9% Senior Notes the option to declare all the 9% Senior Notes due and payable immediately. Additionally, such failure to make the interest payment within the 30-day cure period also constituted an event of default under the Loan Agreement which allows the Agent to declare the Company’s obligations under the Loan Agreement immediately due and payable and to exercise the Agent’s and the lenders’ other rights under the Loan Agreement.

On July 15, 2016, the Company and Guarantor Subs entered into the Indenture Forbearance Agreement. Pursuant to the Indenture Forbearance Agreement, the Forbearing Holders have agreed to forbear, during the Indenture Forbearance Period, from exercising default remedies or accelerating any indebtedness under the 9% Senior Indenture resulting from the Company’s failure to make its semi-annual interest payment due on June 15, 2016 on the 9% Senior Notes. The Indenture Forbearance Period will expire on the earlier to occur of (i) 11:59 p.m. prevailing Central Time on September 16, 2016 and (ii) certain other specified events under the terms of the Indenture Forbearance Agreement.

Additionally, on July 15, 2016, FES Ltd. and the Guarantor Subs, entered into the Loan Forbearance Agreement. Pursuant to the Loan Forbearance Agreement, the Loan Forbearing Parties have agreed to forbear, during the Loan Forbearance Period, from exercising default remedies or accelerating any indebtedness under the Loan Agreement resulting from the Company’s failure to make its semi-annual interest payment due on June 15, 2016 on the 9% Senior Notes. The Loan Forbearance Period will expire on the earlier to occur of (i) 5:01 p.m. prevailing Dallas, Texas time on October 14, 2016 and (ii) certain other specified events under the terms of the Loan Forbearance Agreement. In connection with the Loan Forbearance Agreement, the Company is required to maintain cash on deposit of no less than $17.5 million with Agent, and the lenders under the Loan Agreement are not obligated to make additional advances.

The Company and the Guarantor Subs entered into the Forbearance Agreements, to provide the Company and the Guarantor Subs with time to continue discussions with the Forbearing Holders and the Loan Forbearing Parties with respect to a proposed capital restructuring of the Company. As previously disclosed, the Company has engaged financial and legal advisors to assist it in evaluating potential strategic alternatives.

There can be no assurance that the Company and the Guarantor Subs will reach any agreement with any of the Forbearing Holders and the Loan Forbearing Parties on a capital restructuring of the Company by the end of the Indenture Forbearance Period or Loan Forbearance Period, as applicable, if at all, or that the Forbearance Agreements or the Indenture Forbearance Period or the Loan Forbearance Period will be extended. Failure to reach an agreement with the Forbearing Holders and the Loan Forbearing Parties prior to the expiration of the Indenture Forbearance Agreement and the Loan Forbearance Agreement would allow the trustee or the holders of the 9% Senior Notes or the lenders to accelerate the 9% Senior Notes and the loans or seek other remedies, which would jeopardize the Company’s ability to continue its current operations. If the lenders accelerate the maturity of the Company’s debt, the Company will not have sufficient cash on hand or borrowing capacity to satisfy the obligations, and may not be able to pay its debts or refinance it on acceptable terms.
Third Party Equipment Notes and Capital Leases
The Company financed the purchase of certain vehicles and equipment through commercial loans and capital leases with aggregate principal amounts outstanding as of June 30, 2016 and December 31, 2015 of approximately $5.0 million and $7.1 million, respectively. These loans are repayable in a range of 42 to 60 monthly installments with the maturity dates ranging from July 2016 to July 2018. Interest accrues at rates ranging from 3.1% to 8.4% and is payable monthly. The loans are collateralized by equipment purchased with the proceeds of such loans. The Company paid total principal payments of approximately $1.1 million and $1.4 million for the three months ended June 30, 2016 and 2015, respectively, and $2.1 and $2.8 for the six months ended June 30, 2016 and 2015, respectively.

Following are required principal payments due on notes and capital leases (other than the 9% Senior Notes) existing as of June 30, 2016:

	July - December 2016	2017	2018	2019	2020 and thereafter
	(in thousands)
Notes and capital lease principal payments	$1,935	$2,822	$244	$—	$—
Management has historically acquired all light duty trucks (pickup trucks) through capital leases and may use capital leases or cash to purchase equipment held under operating leases that has reached the end of the lease term. See Note 10 - Commitments and Contingencies.
Insurance Notes
During October of 2015, the Company entered into promissory notes for the payment of insurance premiums at an interest rate of 3.4% with an aggregate principal amount outstanding as of June 30, 2016 and December 31, 2015 of approximately $1.6 million and $6.2 million, respectively. The amount outstanding could be substantially offset by the cancellation of the related insurance coverage which is classified as prepaid insurance.

8. Fair Value of Financial Instruments
Fair value is defined as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

The carrying amounts of cash and cash equivalents, accounts receivable-trade, accounts receivable-other, accounts payable-trade, and insurance notes, approximate fair value because of the short maturity of these instruments. The fair values of third party notes and equipment notes approximate their carrying values, based on current market rates at which the Company could borrow funds with similar maturities (Level 2 in the fair value hierarchy).

	June 30, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
9% Senior Notes	$277,194	$116,422	$276,727	$130,062

The fair value of our 9% Senior Notes is a Level 1 input within the fair value hierarchy and is based on the dealer quoted market prices at June 30, 2016 and December 31, 2015, respectively.

Fair Value on a Non-Recurring Basis

The Company utilizes fair value, on a non-recurring basis, to perform impairment testing on the Company’s long-lived assets by comparing carrying value to estimated undiscounted future net cash flows. If the carrying value of long-lived assets exceed undiscounted future net cash flows, the measurement of impairment is based on estimated fair value.  These estimates are prepared using assumptions and judgments that are classified as Level 3 items within the fair value hierarchy.  While management believes the valuation methodologies used are appropriate, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in different estimates of fair value at the reporting date.

9. Related Party Transactions
The Company enters into transactions with related parties in the normal course of conducting business. The following tables represent related party transactions.

	As of
	June 30, 2016	December 31, 2015
	(in thousands)
Related parties cash and cash equivalents balances:
Balance at Texas Champion Bank (1)	$1,308	$1,132
Balance at Brush Country Bank (2)	429	485

Related parties payable:
Dorsal Services, Inc. (3)	2	2
Tasco Tool Service Ltd. (4)	—	2
Texas Quality Gate Guard Services, LLC (5)	—	4
	$2	$8

There were no related party receivables as of June 30, 2016 and December 31, 2015.

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(in thousands)
Related parties capital expenditures:
Alice Environmental Holdings, LLC (6)	$—	$—	$—	$455
	$—	$—	$—	$455
Related parties revenue activity:
Dorsal Services, Inc. (3)	$—	$6	$—	$—
Tasco Tool Service Ltd. (4)	—	1	—	1
	$—	$7	$—	$1

Related parties expense activity:
Alice Environmental Services, LP/Alice Environmental Holdings, LLC (6)	$264	$559	$561	$1,135
Dorsal Services, Inc. (3)	8	—	—	19
Tasco Tool Service Ltd. (4)	—	68	15	135
FCJ Management, LLC (7)	—	5	—	14
Texas Quality Gate Guard Services, LLC (5)	19	61	65	114
Animas Holdings, LLC (8)	44	73	84	149
CJW Group, LLC (9)	9	10	19	19
	$344	$776	$744	$1,585

Other payments to related parties:
SB Factoring, LLC (10)	$89	$443	$217	$1,413
	$89	$443	$217	$1,413

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
(4)Tasco Tool Services, Ltd., or Tasco, is a down-hole tool company that is partially owned and managed by a company that is partially owned by Mr. Forbes. Tasco rents and sells tools to the Company from time to time.
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
(10)From time to time, vendors of the Company factor their receivables from the Company and direct that the Company make payment of such factored amounts directly to the applicable factor.  One such factor to whom payments have been made by the Company is SB Factoring LLC which is owned in part by each of Mr. Crisp and Mr. Forbes. The nature of these transactions does not result in recording in the Company’s financial records any revenue, any expense or any receivable and does not result in any payable distinct in amount from the amount payable to such vendors as originally incurred.

10. Commitments and Contingencies

Concentrations of Credit Risk
FDIC insurance coverage is currently $250,000 per depositor at each financial institution, and our non-interest bearing cash balances typically exceed federally insured limits. The Company restricts investment of temporary cash investments to financial institutions with high credit standings.

The Company's customer base consists primarily of multi-national and independent oil and natural gas producers. The Company does not require collateral on its trade receivables. For the three months ended June 30, 2016, the Company's largest customer, five largest customers, and ten largest customers constituted 18.1%, 62.8% and 76.2% of consolidated revenues, respectively. For the three months ended June 30, 2016, ConocoPhillips Company, Anadarko Petroleum Corporation, EOG Resources and Chesapeake Energy constituted 18.1%, 12.8%, 12.2% and 11.2% of consolidated revenues, respectively.
For the six months ended June 30, 2016, the Company's largest customer, five largest customers, and ten largest customers constituted 21.0%, 59.8% and 76.1% of consolidated revenues, respectively. For the six months ended June 30, 2016, ConocoPhillips Company, EOG Resources and Anadarko Petroleum Corporation constituted 21.0%, 11.3% and 10.8% of consolidated revenues, respectively. The loss of any one of our top five customers would have a materially adverse effect on the revenues and profits of the Company. Further, our trade accounts receivable are from companies within the oil and natural gas industry and as such the Company is exposed to normal industry credit risks. As of June 30, 2016, the Company's largest customer, five largest customers, and ten largest customers constituted 20.8%, 64.3% and 79.5% of accounts receivable, respectively. As of June 30, 2016, ConocoPhillips, Chesapeake Energy and Anadarko Petroleum constituted 20.8%, 18.0% and 10.2% of accounts receivable, respectively.

Self-Insurance

The Company is self-insured under its Employee Group Medical Plan for the first $150 thousand per individual. The Company is also self-insured with a retention or deductible for the first $1.0 million in claims under each of its insurance policies as follows: auto liability $1.0 million deductible; workers' compensation/employers' liability $1.0 million deductible; general liability $1.0 million self-insured retention. The Company has an additional premium payable clause under its lead $10.0 million limit excess policy that states in the event losses exceed $0.8 million, a loss additional premium of up to 25% of paid losses in excess of $0.8 million will be due. The loss additional premium is payable at the time when the loss is paid and will be payable over a period agreed by insurers. The Company has accrued liabilities totaling $8.2 million and $7.3 million as of June 30, 2016 and December 31, 2015, respectively, for the projected additional premium and self-insured portion of these insurance claims as of the financial statement dates. This accrual includes claims made as well as an estimate for claims incurred but not reported as of the financial statement dates.

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

Off-Balance Sheet Arrangements
The Company is often party to certain transactions that constitute off-balance sheet arrangements such as performance bonds, guarantees, operating leases for equipment, and bank guarantees that are not reflected in our condensed consolidated balance sheets. These arrangements are made in our normal course of business and they are not reasonably likely to have a current or future material adverse effect on our financial condition, results of operations, liquidity, or cash flows. The Company's off-balance sheet arrangements include $10.7 million in letters of credit and operating leases for equipment, which are summarized in the table below.

Following are future lease payments on operating leases existing as of June 30, 2016:

	July - December 2016	2017	2018	2019	2020 and thereafter
	(in thousands)
Lease payments	$2,051	$1,641	$817	$553	$4,140

11. Supplemental Cash Flow Information

	Six months ended June 30,
	2016	2015
	(in thousands)
Cash paid for
Interest	$261	$13,089
Income tax	—	60
Supplemental schedule of non-cash investing and financing activities
Changes in accounts payable related to capital expenditures	$(1,450)	$1,466
Capital leases on equipment	—	562
Preferred stock dividends and accretion costs	21	21

12. Earnings per Share
Basic earnings (loss) per share, or EPS, is computed by dividing net income (loss) available to common shareholders by the weighted average common stock outstanding during the period. Diluted earnings (loss) per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock, such as options and convertible preferred stock, were exercised and converted into common stock. Potential common stock equivalents relate to outstanding stock options and unvested restricted stock units, which are determined using the treasury stock method, and the Series B Senior Convertible Preferred Stock (the "Series B Preferred Stock"), which are determined using the "if-converted" method. In applying the if-converted method, conversion is not assumed for purposes of computing diluted EPS if the effect would be antidilutive. As of June 30, 2016 and June 30, 2015, there were 614,125 and 1,148,625 options to purchase common stock outstanding, respectively, and 588,059 Series B Preferred Stock. The Series B Preferred Stock is convertible at a rate of nine shares of common stock to one share of Series B Preferred Stock, or 5,292,531 shares of common stock.
The shares of Series B Preferred Stock are participating securities as they participate in undistributed earnings with common stock, whether that participation is conditioned upon the occurrence of a specified event or not. A participating security is included in the computation of basic EPS using the two-class method. Under the two-class method, basic EPS for the Company’s common stock is computed by dividing net income applicable to common shares by the weighted-average common stock outstanding during the period. Under the certificate of designation for our Series B Preferred Stock, or the Series B Certificate of Designation, if at any time the Company declares a dividend in cash which is greater in value than five percent on a cumulative basis over the previous twelve month period of the then current “Common Stock Fair Market Value,” as that term is defined in the Series B Certificate of Designation, the Series B Preferred Stock will be entitled to receive a dividend payable in cash equal to the amount in excess of five percent of the then Common Stock Fair Market Value per common share they would have received if all outstanding Series B Preferred Stock had been converted into common shares. There were no earnings allocated to the Series B Preferred Stock for the quarters ended June 30, 2016 and 2015 since there was a net loss for those periods and, thus, earnings for the quarter were not in excess of amounts prescribed by the Series B Certificate of Designation for our Series B Preferred Stock. Diluted EPS for the Company’s common stock is computed using the more dilutive of the two-class method or the if-converted method.

The following table sets forth the reconciliation of weighted average shares outstanding and diluted weighted average shares outstanding:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Weighted average shares outstanding	22,214	21,987	22,213	21,948
Dilutive effect of stock options and restricted stock	—	—	—	—
Dilutive effect of preferred stock	—	—	—	—
Diluted weighted average shares outstanding	22,214	21,987	22,213	21,948

There were 614,125 stock options, 715,679 units of unvested restricted stock, and 5,292,531 shares of common stock equivalents underlying the Series B Preferred Stock outstanding as of June 30, 2016 that were not included in the calculation of diluted EPS for the six months ended June 30, 2016 because their effect would have been antidilutive. There were 1,148,625 stock options, 383,628 units of unvested restricted stock, and 5,292,531 shares of common stock equivalents underlying the Series B Preferred Stock outstanding as of June 30, 2015 that were not included in the calculation of diluted EPS for the six months ending June 30, 2015 because their effect would have been antidilutive.
The following table sets forth the computation of basic and diluted loss per share:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(in thousands, except per share amounts)
Basic and diluted:
Net loss	$(38,686)	$(8,748)	$(63,154)	$(13,182)
Preferred stock dividends and accretion	(194)	(194)	(388)	(388)
Net loss attributable to common shareholders	$(38,880)	$(8,942)	$(63,542)	$(13,570)
Weighted-average common shares	22,214	21,987	22,213	21,948
Basic and diluted net loss per share	$(1.75)	$(0.41)	$(2.86)	$(0.62)

13. Income Taxes
The Company’s effective tax rate for the six months ended June 30, 2016 was (0.06)% based on pre-tax loss of $63.1 million. The Company's effective tax rate for the six months ended June 30, 2015 was 34.5% based on a pre-tax loss of $20.1 million. The difference between the effective rate and 35.0% statutory rate is mainly due to the application of a valuation allowance in 2016. With respect to the application of a valuation allowance, the management team considered the likelihood of realizing the future benefits associated with the Company's existing deductible temporary differences and carryforwards. As a result of this analysis, and based on the current year pre-tax loss and a cumulative loss in the prior three fiscal years, management determined that it is not more likely than not that the future benefit associated with all of the Company's existing deductible temporary differences and carryforwards will be realized. As a result, the Company maintained a valuation allowance against all of its net deferred tax assets. Management evaluates the recoverability of the Company's deferred income tax assets by assessing the need for a valuation allowance on a quarterly basis. If the Company determines that it is more likely than not that its deferred tax assets will be recovered, the valuation allowance will be reduced.

14. Business Segment Information
The Company has determined that it has two reportable segments organized based on its products and services—well servicing and fluid logistics. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

Well Servicing
At June 30, 2016, our well servicing segment utilized our fleet of 173 well servicing rigs, which was comprised of 159 workover rigs and 14 swabbing rigs, six coiled tubing spreads, and other related assets and equipment. These assets are used to provide (i) well maintenance, including remedial repairs and removal and replacement of downhole production equipment, (ii) well workovers, including significant downhole repairs, re-completions and re-perforations, (iii) completion and swabbing activities, (iv) plugging and abandonment services, and (v) pressure testing of oil and natural gas production tubing and scanning tubing for pitting and wall thickness using tubing testing units.
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

The following tables set forth certain financial information with respect to the Company’s reportable segments for the three and six months ended June 30, 2016 and June 30, 2015:

	Three months ended June 30,			Six months ended June 30,
	Well Servicing	Fluid Logistics	Consolidated	Well Servicing	Fluid Logistics	Consolidated
2016	(in thousands)			(in thousands)
Operating revenues	$16,796	$11,615	$28,411	$35,509	$24,833	$60,342
Direct operating costs	15,668	10,931	26,599	32,388	24,092	56,480
Segment operating profits	$1,128	$684	$1,812	$3,121	$741	$3,862
Depreciation and amortization	$6,927	$6,743	$13,670	$13,603	$13,556	$27,159
Loss on impairment of assets	—	14,512	14,512	$—	14,512	14,512
Capital expenditures (1)	720	2,437	3,157	913	3,874	4,787
Total assets	611,540	444,652	1,056,192	611,540	444,652	1,056,192
Long-lived assets	151,934	103,323	255,257	151,934	103,323	255,257
2015
Operating revenues	$39,030	$23,780	$62,810	$90,216	$56,927	$147,143
Direct operating costs	29,236	17,876	47,112	65,610	42,036	107,646
Segment operating profits	$9,794	$5,904	$15,698	$24,606	$14,891	$39,497
Depreciation and amortization	$6,393	$7,366	$13,759	$12,934	$14,988	$27,922
Capital expenditures (1)	722	2,715	3,437	4,026	3,404	7,430
Total assets	653,685	478,252	1,131,937	653,685	478,252	1,131,937
Long-lived assets	178,373	123,198	301,571	178,373	123,198	301,571

(1) Capital expenditures listed above include all cash and non-cash additions to property and equipment, including capital leases and fixed assets recorded in accounts payable at period end.

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Reconciliation of the Company Operating Loss As Reported:	(in thousands)		(in thousands)
Segment operating profits	$1,812	$15,698	$3,862	$39,497
General and administrative expense	5,420	8,797	11,476	18,077
Depreciation and amortization	13,670	13,759	27,159	27,922
Loss on impairment of assets	14,512	—	14,512	—
Operating loss	(31,790)	(6,858)	(49,285)	(6,502)
Other income and expenses, net	(6,905)	(6,771)	(13,829)	(13,636)
Pre-tax loss	$(38,695)	$(13,629)	$(63,114)	$(20,138)

	June 30, 2016	December 31, 2015
Reconciliation of the Company Assets As Reported:	(in thousands)
Total reportable segments	$1,056,192	$1,133,607
Elimination of internal transactions	(1,869,305)	(1,894,434)
Parent	1,164,319	1,169,981
Total assets	$351,206	$409,154

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
The value of the Series B Preferred Stock, for accounting purposes, is being accreted up to redemption value from the date of issuance to the earliest redemption date of the instrument using the effective interest rate method. If the Series B Preferred Stock had been redeemed as of June 30, 2016 and December 31, 2015, the redemption amount applicable at each date would have been approximately $14.7 million.

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
Preferred stock dividends are recorded at their fair value. If paid in cash, the amount paid represents fair value. If paid in kind, the fair value of the preferred stock dividends would be determined using valuation techniques that include a component representing the intrinsic value of the dividends (which represents the fair value of the common stock into which the preferred stock could be converted) and an option component (which is determined using the Black-Scholes Option Pricing Model). Dividends and accretion for each of the three and six months ended June 30, 2016 and June 30, 2015 was $0.2 million in each period. Dividends were paid as required through February 28, 2016. The Company did not make the dividend payment due on May 28, 2016 and does not anticipate making the payment due on August 28, 2016.  In the event that we fail to pay dividends, in cash or in-kind, on the Series B Preferred Stock for an aggregate of at least eight quarterly dividend periods (whether or not consecutive), the holders of the Series B Preferred Stock will be entitled to vote at any meeting of the shareholders with the holders of the common shares and to cast the number of votes equal to the number of whole common shares into which the Series B Preferred Stock held by such holders are then convertible.

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
We currently provide a wide range of services to a diverse group of companies. In the six months ended June 30, 2016, we provided services to approximately 300 companies. Our blue-chip customer base includes ConocoPhillips Company, Anadarko Petroleum Corporation, EOG Resources and Chesapeake Energy, among others. John E. Crisp, Charles C. Forbes, Jr. and our senior management team, have cultivated deep and ongoing relationships with these customers during their average of over 39 years of experience in the oilfield services industry. For the six months ended June 30, 2016, we generated consolidated revenues of approximately $60.3 million.
We currently conduct our operations through the following two business segments:

•
Well Servicing. Our well servicing segment comprised 58.8% of consolidated revenues for the six months ended June 30, 2016. At June 30, 2016, our well servicing segment utilized our fleet of 173 well servicing rigs, which was comprised of 159 workover rigs and 14 swabbing rigs, as well as six coiled tubing spreads, and other related assets and equipment. These assets are used to provide (i) well maintenance, including remedial repairs and removal and replacement of downhole production equipment, (ii) well workovers, including significant downhole repairs, re-completions and re-perforations, (iii) completion and swabbing activities, (iv) plugging and abandonment services, and (v) pressure testing of oil and natural gas production tubing and scanning tubing for pitting and wall thickness using tubing testing units.

•
Fluid Logistics. Our fluid logistics segment comprised 41.2% of consolidated revenues for the six months ended June 30, 2016. Our fluid logistics segment utilized our fleet of owned or leased fluid transport trucks and related assets, including specialized vacuum, high-pressure pump and tank trucks, hot oil trucks, frac tanks, fluid mixing tanks, salt water disposal wells and facilities, and related equipment. These assets are used to provide, transport, store, and dispose of a variety of drilling and produced fluids used in, and generated by, oil and natural gas production. These services are required in most workover and completion projects and are routinely used in daily operations of producing wells.

We believe that our two business segments are complementary and create synergies in terms of selling opportunities. Our multiple lines of service are designed to capitalize on our existing customer base to grow it within existing markets, generate more business from existing customers, and increase our operating performance. By offering our customers the ability to reduce the number of vendors they use, we believe that we help improve our customers’ efficiency. This is demonstrated by the fact that 77.8% and 77.5% of our revenues for the three and six months ended June 30, 2016 were from customers that utilized services of both of our business segments. Further, by having multiple service offerings that span the life cycle of the well, we believe that we have a competitive advantage over smaller competitors offering more limited services.

Recent Developments

On June 15, 2016, the Company elected not to make the $12.6 million semi-annual interest payment due on that date on the 9% senior notes due 2019, or the 9% Senior Notes. The indenture governing the 9% Senior Notes, or the 9% Senior Indenture provides that the failure to make such interest payment constitutes an event of default after a 30-day cure period. The Company has not paid the interest payment. Accordingly, an event of default under the 9% Senior Indenture occurred, which gives the trustee or the holders of at least 25% of principal amount of 9% Senior Notes the option to declare all the 9% Senior Notes due and payable immediately. Additionally, such failure to make the interest payment within the 30-day cure period also constituted an event of default under the Company’s existing loan and security agreement, or the Loan Agreement, with certain lenders and Regions Bank, as agent for the secured parties, or the Agent, which allows the Agent to declare the Company’s obligations under the Loan Agreement immediately due and payable and to exercise the Agent’s and the lenders' other rights under the Loan Agreement.

On July 15, 2016, the Company and its domestic subsidiaries, or the Guarantor Subs, entered into a forbearance agreement with holders of more than a majority of the 9% Senior Notes pursuant to the 9% Senior Indenture. That forbearance agreement has subsequently been joined by other holders of the 9% Senior Notes such that 62.1% of the holders of the 9% Senior Notes, or the Forbearing Holders, are now parties to the forbearance agreement, or the Indenture Forbearance Agreement. Pursuant to the Indenture Forbearance Agreement, the Forbearing Holders have agreed to forbear, during the Indenture Forbearance Period (as defined below), from exercising default remedies or accelerating any indebtedness under the 9% Senior Indenture resulting from the Company’s failure to make its semi-annual interest payment due on June 15, 2016 on the 9% Senior Notes. The forbearance period, or the Indenture Forbearance Period, under the Indenture Forbearance Agreement will expire on the earlier to occur of (i) 11:59 p.m. prevailing Central Time on September 16, 2016 and (ii) certain other specified events under the terms of the Indenture Forbearance Agreement.

Additionally, on July 15, 2016, FES Ltd. and the Guarantor Subs, entered into a forbearance agreement and an amendment, or the Loan Forbearance Agreement, to the Loan Agreement. Pursuant to the Loan Forbearance Agreement, the Agent and the lenders, or the Loan Forbearing Parties, have agreed to forbear, during the Loan Forbearance Period (as defined below), from exercising default remedies or accelerating any indebtedness under the Loan Agreement resulting from the Company’s failure to make its semi-annual interest payment due on June 15, 2016 on the 9% Senior Notes. The forbearance period, or the Loan Forbearance Period, under the Loan Forbearance Agreement will expire on the earlier to occur of (i) 5:01 p.m. prevailing Dallas, Texas time on October 14, 2016 and (ii) certain other specified events under the terms of the Loan Forbearance Agreement. In connection with the Loan Forbearance Agreement, the Company is required to maintain cash on deposit of no less than $17.5 million with Agent, and the lenders under the Loan Agreement are not obligated to make additional advances.

The Company and the Guarantor Subs entered into the Indenture Forbearance Agreement and the Loan Forbearance Agreement, or the Forbearance Agreements, to provide the Company and the Guarantor Subs with time to continue discussions with the Forbearing Holders and the Loan Forbearing Parties with respect to a proposed capital restructuring of the Company. As previously disclosed, the Company has engaged financial and legal advisors to assist it in evaluating potential strategic alternatives.

There can be no assurance that the Company and the Guarantor Subs will reach any agreement with any of the Forbearing Holders and the Loan Forbearing Parties on a capital restructuring of the Company by the end of the Indenture Forbearance Period or Loan Forbearance Period, as applicable, if at all, or that the Forbearance Agreements or the Indenture Forbearance Period or the Loan Forbearance Period will be extended. Failure to reach an agreement with the Forbearing Holders and the Loan Forbearing Parties prior to the expiration of the Indenture Forbearance Agreement and the Loan Forbearance Agreement would allow the trustee or the holders of the 9% Senior Notes or the lenders to accelerate the 9% Senior Notes and the loans or seek other remedies, which would jeopardize the Company’s ability to continue its current operations. If the lenders accelerate the maturity of the Company’s debt, the Company will not have sufficient cash on hand or borrowing capacity to satisfy the obligations, and may not be able to pay its debts or refinance it on acceptable terms.

Factors Affecting Results of Operations

Market Conditions

The oil and gas industry has experienced a substantial decline in oil exploration and production activity that began in the fourth quarter of 2014 and has continued through the second quarter of 2016. The price of West Texas Intermediate, or WTI, oil has fallen from a price of $104 per barrel as of June 30, 2014 to a price in a trading range of $34-$51 per barrel in the second quarter of 2016.  As of June 30, 2016, the price of WTI was approximately $48 per barrel. In response to this precipitous drop in WTI oil prices, exploration and production companies decreased the number of U.S. drilling rigs from 1,873 as of June 30, 2014 to 421 as of June 30, 2016, a decrease of 77.5%.  During this period, Texas drilling rig count dropped from an average of 891 in June 2014 to an average of 185 in June of 2016, a decrease of 79.2%.

Below are three charts that provide total U.S. rig counts, total Texas rig counts and WTI oil price trends for the twelve months ended June 30, 2016 and 2015.

Source: Rig counts are per Baker Hughes, Inc. (www.bakerhughes.com). Rig counts are the averages of the weekly rig count activity.

The declines in oil and natural gas prices and oil and exploration activity have created a more challenging market for the provision of our services. In response to the current market conditions, the Company has implemented cost-reduction measures and will continue to analyze cost reduction opportunities while ensuring that appropriate functions and capacity are preserved to allow the Company to be opportunistic when market conditions improve.  Cost reductions, which began in the fourth quarter of 2014 and continued through the second quarter of 2016, include reductions in headcount, labor rates, bonuses, over-time, travel and entertainment, vendor pricing, and other cost controls that contribute to earnings.  The Company has also consolidated locations where levels of activity dictate greater efficiencies with operations performed out of a single location. Additionally, the Company has delayed completion of two salt water disposal wells until customer demand justifies their expenditures. Capital spending has largely been limited to capital commitments incurred before the market downturn and the purchase of equipment under operating leases nearing the end of their term.

As the Company expects pricing for its services to remain very competitive through the remainder of 2016 and utilization to remain challenging, costs and structure will continually be evaluated based on the changing market conditions with a focus on continuous process improvements.

Oil and Natural Gas Prices

Demand for well servicing and fluid logistics services is generally a function of the willingness of oil and natural gas companies to make operating and capital expenditures to explore for, develop and produce oil and natural gas, which in turn is affected by current and anticipated levels of oil and natural gas prices. Exploration and production spending is generally categorized as either operating expenditures or capital expenditures. Activities by oil and natural gas companies designed to add oil and natural gas reserves are classified as capital expenditures, and those associated with maintaining or accelerating production, such as workover and fluid logistics services, are categorized as operating expenditures. Operating expenditures are typically more stable than capital expenditures and are less sensitive to oil and natural gas price volatility. However, in the current market environment our customers are even limiting these expenditures. In contrast, capital expenditures by oil and natural gas companies for drilling are more directly influenced by current and expected oil and natural gas prices and generally reflect the volatility of commodity prices including the precipitous decline in oil and natural gas prices that began in late 2014 and continued through the second quarter of 2016 with only a recent modest increase in the price of oil.

Workover Rig Rates

Our well servicing segment revenues are dependent on the prevailing market rates for workover rigs. Utilization decreased by 26.1% in the second quarter of 2016 compared to the same period in 2015, while rates decreased by 19.4%.

Fluid Logistics Rates

Our fluid logistics segment revenues are dependent on the prevailing market rates for fluid transport trucks and the related assets, including specialized vacuum, high-pressure pump and tank trucks, hot oil trucks, frac tanks, fluid mixing tanks and salt water disposal wells. Pricing and utilization decreased through 2015 and continued to decrease through the six months ended June 30, 2016 in response to market conditions.

Operating Expenses

During the second quarter of 2016, operating expenses decreased at a slightly slower rate than the reduction in revenues in both the well servicing and fluid logistics segments. Most variable costs, which are directly tied to revenues, decreased comparably with, or more than, the decrease in revenues; however, those decreases were partially offset by increased insurance costs and other costs as noted in the Results of Operations section below. Future earnings and cash flows will be dependent on our ability to manage our overall cost structure as well as continued efforts to maintain or increase rates to customers.

Equipment rental and lease costs continue to be a significant component of our operating expenses. During the second quarter of 2016, we did not enter into any additional operating leases.

Capital Expenditures

During the second quarter of 2016, capital expenditures primarily consisted of purchases of pickup trucks and vacuum trucks whose operating leases had reached the end of their term.

Results of Operations

The following discussion, as well as the discussion found under "Liquidity and Capital Resources," compares our consolidated financial information for the three months ended June 30, 2016 to the three months ended June 30, 2015.

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

The following table compares our operating results for the three months ended June 30, 2016 and 2015 (in thousands, except percentages). Operating expenses exclude general and administrative expenses, depreciation, and amortization.

	Revenue		Operating Expenses, excluding depreciation, amortization and impairment
	2016	2015	2016		% of revenue	2015	% of revenue	Change	% Change
Well Servicing	$16,796	$39,030	$15,668		93.3%	$29,236	74.9%	$(13,568)	(46.4)%
Fluid Logistics	11,615	23,780	10,931	(2)	94.1%	17,876	75.2%	(6,945)	(38.9)%
Total	$28,411	$62,810	$26,599		93.6%	$47,112	75.0%	$(20,513)	(43.5)%
The following table compares segment profits for the three months ended June 30, 2016 and 2015 (in thousands, except percentages).

	2016			2015
	Amount		Gross margin % (1)	Amount	Gross margin % (1)
Well Servicing	$1,128		6.7%	$9,794	25.1%
Fluid Logistics	684	(2)	5.9%	5,904	24.8%
Total	$1,812		6.4%	$15,698	25.0%
(1) Excluding depreciation and amortization.
(2) Excluding loss on impairment of assets of $14.5 million.
Consolidated Revenues. The decrease in consolidated revenues is a result of a continuing decline in activity in both the well servicing and fluid logistics segments in the second quarter of 2016 as compared to the same period in 2015 due to the continuing market decline as described more fully under "Market Conditions" above. These decreases in revenues were driven by price concessions and a decrease in billable hours for both our well servicing and fluid logistics segments.
Well Servicing. Our well servicing segment revenues are dependent on the prevailing market rates and utilization of our workover rigs, coiled tubing units and tubing testing units. Revenues from the well servicing segment decreased by $22.2 million or 57.0% from the second quarter of 2015 to the second quarter of 2016 due to a decline in both utilization and rates.
Fluid Logistics. The current market decline resulted in revenues from the fluid logistics segment decreasing due to a decrease in trucking hours, price reductions, and decreased frac tank rentals for the three months ended June 30, 2016 when compared to the same period ending June 30, 2015. Billable trucking hours decreased during the three months ended June 30, 2016 by approximately 42.0% when compared to the three months ended June 30, 2015. Skim oil revenues declined with lower activity and skim oil sales prices. Our principal fluid logistics assets at June 30, 2016 and June 30, 2015 were as follows:

	June 30,
	2016	2015
Fluid Logistics segment:
Vacuum trucks (1)	447	448
Other heavy trucks	109	135
Frac tanks (3)	3,045	3,084
Salt water disposal wells (2)	22	23

(1) At June 30, 2016, 24 vacuum trucks included in the above equipment counts were leased.
(2) At June 30, 2016, 17 salt water disposal wells, included in the above well counts, were subject to ground leases or other operating arrangements to third parties. The above well count does not include one well that has been permitted and drilled but has not been completed.
(3) At June 30, 2016, 88 frac tanks included in the above frac tank counts were leased.

Consolidated Operating Expenses. The decrease in direct operating expenses for the three months ended June 30, 2016 as compared to the same period in the prior year was attributable to lower operating hours related to the industry downturn. The increase in consolidated operating expenses as a percentage of revenue was primarily due to the factors noted directly below under the well servicing and fluid logistics operating expense sections.
Well Servicing. Direct operating costs as a percentage of revenues were 93.3% and 74.9% for the three months ended June 30, 2016 and 2015, respectively, an increase of 18.4%.  This increase was primarily due to insurance costs decreasing at a much lower rate because of the need to increase our general liability insurance deductible by approximately $1.0 million in the second quarter of 2016. Other driving factors included a large personal injury settlement and a sizable increase in bad debt expense as it has become more difficult for customers to pay their bills under current market conditions.
Fluid Logistics. Direct operating costs as a percentage of revenues were 94.1% and 75.2% for the three months ended June 30, 2016 and 2015, respectively, an increase of 18.9%. This increase was primarily due to insurance costs decreasing at a lower rate because of the need to increase our vehicle, general liability and workers' compensation insurance deductible by approximately $1.1 million in the second quarter of 2016. Other driving factors included a management decision to reclassify dispatch wage expense from general and administrative expense to operating expense to better reflect the true operating costs of the business and a sizable increase in bad debt expense as it has become more difficult for customers to pay their bills under current market conditions.
General and Administrative Expenses. General and administrative expenses decreased by approximately $3.4 million to $5.4 million for the three months ended June 30, 2016 as compared to $8.8 million for the same period in 2015. General and administrative expense as a percentage of revenues was 19.1% and 14.0% for the three months ended June 30, 2016 and June 30, 2015, respectively. The increase in expense as a percentage of revenue was primarily due to an increase in professional fees in the second quarter of 2016 of approximately $1.3 million related to a potential capital restructuring.
Depreciation and Amortization. Depreciation and amortization expenses decreased by $0.1 million, or 0.7%, to $13.7 million for the three months ended June 30, 2016 as compared to $13.8 million for the same period in 2015. The decrease was due to lower capital expenditures, along with the steady decline in our asset base, as assets become fully depreciated.
Interest and Other Expenses. Interest and other expenses were comparable for the three months ended June 30, 2016 as compared to the same period in the prior year.

Income Taxes. We recognized an income tax benefit of $9 thousand and an income tax benefit of $4.9 million for the three months ended June 30, 2016 and 2015, respectively. Our effective tax rate for the three months ended June 30, 2016 is 0.02% compared to 35.8% for the same period in the prior year. The difference in the tax rate is primarily due to application of a valuation allowance in 2016. With respect to the application of a valuation allowance, the management team considered the likelihood of realizing the future benefits associated with the Company's existing deductible temporary differences and carryforwards. As a result of this analysis, and based on the current year pre-tax loss and a cumulative loss in the prior three fiscal years, management determined that it is not more likely than not that the future benefit associated with all of the Company's existing deductible temporary differences and carryforwards will be realized. As a result, the Company maintained a valuation allowance against all of its net deferred tax assets. Management evaluates the recoverability of our deferred income tax assets by assessing the need for a valuation allowance on a quarterly basis. If the Company determines that it is more likely than not that our deferred tax assets will be recovered, the valuation allowance will be reduced.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015
The following table compares our operating results for the six months ended June 30, 2016 and 2015 (in thousands, except percentages). Operating expenses exclude general and administrative expenses, depreciation, and amortization.

	Revenue		Operating Expenses, excluding depreciation, amortization and impairment
	2016	2015	2016		% of revenue	2015	% of revenue	Change	% Change
Well Servicing	$35,509	$90,216	$32,388		91.2%	$65,610	72.7%	$(33,222)	(50.6)%
Fluid Logistics	24,833	56,927	24,092	(2)	97.0%	42,036	73.8%	(17,944)	(42.7)%
Total	$60,342	$147,143	$56,480		93.6%	$107,646	73.2%	$(51,166)	(47.5)%
The following table compares segment profits for the six months ended June 30, 2016 and 2015 (in thousands, except percentages).

	2016			2015
	Amount		Gross margin % (1)	Amount	Gross margin % (1)
Well Servicing	$3,121		8.8%	$24,606	27.3%
Fluid Logistics	741	(2)	3.0%	14,891	26.2%
Total	$3,862		6.4%	$39,497	26.8%
(1) Excluding depreciation and amortization.
(2) Excluding loss on impairment of assets of $14.5 million.
Consolidated Revenues. The decrease in consolidated revenues is a result of decreased activity in the well servicing and fluid logistics segments for the six months ended June 30, 2016 as compared to the same period in 2015 due to the current decrease in spending by our customers during this period of low oil and natural gas prices.

Well Servicing. Our well servicing segment revenues are dependent on the prevailing market rates and utilization of our workover rigs, coiled tubing units and tubing testing units. Revenues from the well servicing segment decreased by $22.2 million or 57.0% from the second quarter of 2015 to the second quarter of 2016 due to a decline in utilization and rates.

Fluid Logistics. Revenues from the fluid logistics segment decreased due to a decrease in trucking hours and price reductions in addition to a decrease in frac tank rentals for the six months ended June 30, 2016 when compared to the same period ended June 30, 2015. Billable trucking hours decreased during the six months ended June 30, 2016 approximately 51.8% when compared to the six months ended June 30, 2015. Utilization and rate decreases resulted from the current market downturn. Skim oil revenues declined with lower activity and skim oil sales prices.

Consolidated Operating Expenses. The decrease in direct operating expenses for the six months ended June 30, 2016 as compared to the same period in the prior year was attributable to lower operating hours related to the industry downturn. The increase in consolidated operating expenses as a percentage of revenue was primarily due the factors noted directly below under the well servicing and fluid logistics operating expense sections.
Well Servicing. Direct operating costs as a percentage of revenues were 91.2% and 72.7% for the six months ended June 30, 2016 and 2015, respectively, an increase of 18.5%.  This increase was primarily due to increased insurance costs driven primarily by the factors noted above in the second quarter Results of Operations section as well as an actuarial adjustment of deductible insurance in the first quarter of 2015, which caused insurance expense in the first half of 2015 to be much lower than normal. Bad debt expense increased in both quarters of 2016 in comparison to 2015 as it has become more difficult for customers to pay their bills under current market conditions. Also, the well servicing segment reported a gain on the disposal of assets in the first half of 2015 and a loss in the first half of 2016.

Fluid Logistics. Direct operating costs as a percentage of revenues were 97.0% and 73.8% for the six months ended June 30, 2016 and 2015, respectively. This increase was primarily due to increased insurance costs driven primarily by the factors noted above in the second quarter Results of Operations section as well as an actuarial adjustment of deductible insurance in the first quarter of 2015, which caused insurance expense in the first half of 2015 to be much lower than normal. Frac tank expense for the first half of 2016 followed normal trends; however, in comparison to the first half of 2015, frac tank expense is significantly higher due to the resolution in the first half of 2015 of a settlement from a prior year's dispute, resulting in a reduction in frac tank expense in the first half of 2015 of just under $800 thousand. Bad debt expense also increased as it has become more difficult for customers to pay their bills under current market conditions.
General and Administrative Expenses. General and administrative expenses decreased by approximately $6.6 million to $11.5 million for the six months ended June 30, 2016 as compared to the same period in 2015. General and administrative expense as a percentage of revenues was 19.0% and 12.3% for the six months ended June 30, 2016 and 2015, respectively. The increase in expense as a percentage of revenue was primarily due to a sizable increase in professional fees in the second quarter of 2016 of approximately $1.3 million pertaining to a potential capital restructuring.
Depreciation and Amortization. Depreciation and amortization expenses decreased by $0.8 million, or 2.9%, to $27.1 million for the six months ended June 30, 2016 as compared to $27.9 million the same period in 2015. The decrease was due to lower capital expenditures, along with the steady decline in our asset base, as assets become fully depreciated.
Interest and Other Expenses. Interest and other expenses increased approximately $0.1 million for the six months ended June 30, 2016 as compared to the same period in the prior year.
Income Taxes. We recognized an income tax expense of $39.6 thousand and an income tax benefit of $7.0 million for the six months ended June 30, 2016 and June 30, 2015, respectively. Our effective tax rate for the six months ended June 30, 2016 is (0.06)% compared to 34.5% for the same period in the prior year. The difference in the tax rate is due to the application of a valuation allowance in 2016. With respect to the application of a valuation allowance, the management team considered the likelihood of realizing the future benefits associated with the Company's existing deductible temporary differences and carryforwards. As a result of this analysis, and based on the current year pre-tax loss and a cumulative loss in the prior three fiscal years, management determined that it is not more likely than not that the future benefit associated with all of the Company's existing deductible temporary differences and carryforwards will be realized. As a result, the Company maintained a valuation allowance against all of its net deferred tax assets. Management evaluates the recoverability of our deferred income tax assets by assessing the need for a valuation allowance on a quarterly basis. If the Company determines that it is more likely than not that our deferred tax assets will be recovered, the valuation allowance will be reduced.

Liquidity and Capital Resources
Overview
During the last thirty-six months, we have funded our operations, including capital expenditures, through our cash flow from operations and a drawing on our revolving credit facility. Prior to this time, we had historically funded our operations and capital expenditures with bank borrowings, vendor financings, cash flow from operations, the issuance of senior notes and the proceeds from our public and private equity offerings.
As of June 30, 2016, the Company had $68.6 million in cash and cash equivalents, $298.8 million in contractual debt and capital leases. Also, as of June 30, 2016, we had 588,059 outstanding shares of Series B Preferred Stock, which is reflected in the balance sheet as temporary equity in the amount of $14.7 million. During periods when the Company's common stock maintains a five-day volume weighted average trading price above $3.33 per share, the Series B Preferred Stock is redeemable, in whole or in part, at the Company's option for a price of $25 per share, plus accrued and unpaid dividends. Nevertheless, if the Company elects to redeem the Series B Preferred Stock, the holders thereof would have the opportunity prior to redemption to convert each share of the Series B Preferred Stock into nine shares of common stock. In May 2017, the Company is required to redeem the Series B Preferred Stock at 95% of the fair market value of the common stock, into which the Series B Preferred Stock is convertible, as determined in accordance with the certificate of designation of the Series B Preferred Stock. Dividends were paid as required through February 28, 2016. The Company did not make the dividend payment due on May 28, 2016 and does not anticipate making the payment due on August 28, 2016.  In the event that we fail to pay dividends, in cash or in-kind, on the Series B Preferred Stock for an aggregate of at least eight quarterly dividend periods (whether or not consecutive), the holders of the Series B Preferred Stock will be entitled to vote at any meeting of the shareholders with the holders of the common shares and to cast the number of votes equal to the number of whole common shares into which the Series B Preferred Stock held by such holders are then convertible.
The $298.8 million in contractual debt was comprised of $277.2 million in senior notes, net of deferred financing costs, $5.0 million in equipment notes, $1.6 million in insurance notes and $15.0 million drawn on our revolving credit facility. Of our total debt, $297.5 million was short-term debt outstanding or the current portion of long-term debt and $1.3 million of the outstanding contractual debt was classified as long-term debt. We incurred $3.2 million and $4.8 million for capital equipment acquisitions during the three and six months ended June 30, 2016, respectively, compared to $3.4 million and $7.4 million for the three and six months ended 2015, respectively.
On September 9, 2011, the Company entered into a Loan Agreement with certain lenders and Regions Bank, as agent for the secured parties, or the Agent. The Loan Agreement, as amended, provides for an asset based revolving credit facility with a maximum borrowing credit of $90.0 million subject to borrowing base availability, any reserves established by the facility agent in its discretion, compliance with a fixed coverage charge ratio covenant if availability under the facility falls below certain thresholds and, for borrowings above $75.0 million, compliance with the debt incurrence covenant in the 9% Senior Indenture that prohibits the incurrence of debt except for certain limited exceptions, including indebtedness incurred under the permitted credit facility debt basket to the greater of $75.0 million or 18% of our Consolidated Tangible Assets (as defined in the 9% Senior Indenture) reported for the last fiscal quarter for which financial statements are available. Under the 9% Senior Indenture, Consolidated Tangible Assets is defined as our total assets, determined on a consolidated basis in accordance with GAAP, excluding unamortized debt discount and expenses and other unamortized deferred charges, to the extent such items are non-cash expenses or charges, goodwill, patents, trademarks, service marks, trade names, copyrights and other items properly classified as intangibles in accordance with GAAP. As of June 30, 2016, 18% of our Consolidated Tangible Assets was approximately $62.6 million. Under the Loan Agreement, our borrowing base at any time is equal to (i) 85% of eligible accounts, which are determined by the Agent in its reasonable discretion, plus (ii) the lesser of 85% of the appraised value, subject to certain adjustments, of our equipment that has been properly pledged and appraised, is in good operating condition and is located in the United States, or 100% of the net book value of such equipment, minus (iii) any reserves established by the Agent in its reasonable discretion.
As amended, the Loan Agreement has a stated maturity of July 26, 2018. In June 2015, FES LLC borrowed $15.0 million under the facility. As of June 30, 2016, the facility had a revolving loan balance outstanding of $15.0 million and $10.7 million in letters of credit outstanding against the facility. Absent the effect of the event of default resulting from the non-payment of interest due on June 15, 2016 on the 9% Senior Notes and the related Loan Forbearance Agreement, the borrowing availability under the facility would be $49.3 million.
The Loan Agreement contains customary covenants for an asset-based credit facility, which include (i) restrictions on certain mergers, consolidations and sales of assets; (ii) restrictions on the creation or existence of liens; (iii) restrictions on making certain investments; (iv) restrictions on the incurrence or existence of indebtedness; (v) restrictions on transactions with affiliates; (vi) requirements to deliver financial statements, report and notices to the Agent and (vii) a springing requirement to maintain a consolidated Fixed Charge Coverage Ratio (which is defined in the Loan Agreement) of 1.1:1.0 in the event that our excess availability under the credit facility falls below the greater of $11.3 million or 15.0% of our maximum credit under the facility for sixty consecutive days; provided that, the restrictions described in (i)-(v) above are subject to certain exceptions and permissions limited in scope and dollar value. The Loan Agreement also contains customary representations and warranties and event of default provisions.
Borrowings under the Loan Agreement bear interest at a rate equal to either (a) the LIBOR rate plus an applicable margin of between 2.00% to 2.50% based on borrowing availability or (b) a base rate plus an applicable margin of between 1.00% to 1.50% based on borrowing availability, where the base rate is equal to the greater of the prime rate established by Regions Bank, the overnight federal funds rate plus 0.50% or the LIBOR rate for a one-month period plus 1.00%. The Company's interest rate as of June 30, 2016 was 2.5%.

In June 2011, the Company issued $280.0 million aggregate principal amount of 9% senior notes due 2019, or the Senior Notes. The 9% Senior Indenture and the Loan Agreement governing our senior secured revolving credit facility impose significant restrictions on us and increase our vulnerability to adverse economic and industry conditions that could limit our ability to obtain additional or replacement financing. For example, the 9% Senior Indenture only allows us to incur indebtedness, other than certain specific types of permitted indebtedness, if such indebtedness is unsecured and if the Fixed

Charge Coverage Ratio (as defined in the 9% Senior Indenture) for the most recently completed four full fiscal quarters is at least 2.0 to 1.0. We are currently able to incur indebtedness under this ratio. Our credit facility only allows us to incur specific types of permitted indebtedness, which includes a $40.0 million basket of permitted indebtedness for capital leases, mortgage financings or purchase money obligations incurred for the purpose of installation or improvement of property, plant or equipment.

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

Forbearance Agreements
On June 15, 2016, the Company elected not to make the $12.6 million semi-annual interest payment due on that date on the 9% Senior Notes due 2019, or the 9% Senior Notes. The indenture governing the 9% Senior Notes, or the 9% Senior Indenture provides that the failure to make such interest payment constitutes an event of default after a 30-day cure period. The Company has not paid the interest payment. Accordingly, an event of default under the 9% Senior Indenture occurred, which gives the trustee or the holders of at least 25% of principal amount of 9% Senior Notes the option to declare all the 9% Senior Notes due and payable immediately. Additionally, such failure to make the interest payment within the 30-day cure period also constituted an event of default under the Company’s existing loan and security agreement, or the Loan Agreement, with certain lenders and Regions Bank, as agent for the secured parties, or the Agent, which allows the Agent to declare the Company’s obligations under the Loan Agreement immediately due and payable and to exercise the Agent’s and the lenders' other rights under the Loan Agreement.

On July 15, 2016, the Company and its domestic subsidiaries, or the Guarantor Subs, entered into a forbearance agreement with holders of more than a majority of the 9% Senior Notes pursuant to the 9% Senior Indenture. That forbearance agreement has subsequently been joined by other holders of the 9% Senior Notes such that 62.1% of the holders of the 9% Senior Notes, or the Forbearing Holders, are now parties to the forbearance agreement, or the Indenture Forbearance Agreement. Pursuant to the Indenture Forbearance Agreement, the Forbearing Holders have agreed to forbear, during the Indenture Forbearance Period (as defined below), from exercising default remedies or accelerating any indebtedness under the 9% Senior Indenture resulting from the Company’s failure to make its semi-annual interest payment due on June 15, 2016 on the 9% Senior Notes. The forbearance period, or the Indenture Forbearance Period, under the Indenture Forbearance Agreement will expire on the earlier to occur of (i) 11:59 p.m. prevailing Central Time on September 16, 2016 and (ii) certain other specified events under the terms of the Indenture Forbearance Agreement.

Additionally, on July 15, 2016, FES Ltd. and the Guarantor Subs, entered into a forbearance agreement and an amendment, or the Loan Forbearance Agreement, to the Loan Agreement. Pursuant to the Loan Forbearance Agreement, the Agent and the lenders, or the Loan Forbearing Parties, have agreed to forbear, during the Loan Forbearance Period (as defined below), from exercising default remedies or accelerating any indebtedness under the Loan Agreement resulting from the Company’s failure to make its semi-annual interest payment due on June 15, 2016 on the 9% Senior Notes. The forbearance period, or the Loan Forbearance Period, under the Loan Forbearance Agreement will expire on the earlier to occur of (i) 5:01 p.m. prevailing Dallas, Texas time on October 14, 2016 and (ii) certain other specified events under the terms of the Loan Forbearance Agreement. In connection with the Loan Forbearance Agreement, the Company is required to maintain cash on deposit of no less than $17.5 million with Agent, and the lenders under the Loan Agreement are not obligated to make additional advances.

The Company and the Guarantor Subs entered into the Indenture Forbearance Agreement and the Loan Forbearance Agreement, or the Forbearance Agreements, to provide the Company and the Guarantor Subs with time to continue discussions with the Forbearing Holders and the Loan Forbearing Parties with respect to a proposed capital restructuring of the Company. As previously disclosed, the Company has engaged financial and legal advisors to assist it in evaluating potential strategic alternatives.

There can be no assurance that the Company and the Guarantor Subs will reach any agreement with any of the Forbearing Holders and the Loan Forbearing Parties on a capital restructuring of the Company by the end of the Indenture Forbearance Period or Loan Forbearance Period, as applicable, if at all, or that the Forbearance Agreements or the Indenture Forbearance Period or the Loan Forbearance Period will be extended. If the Company fails to successfully complete a capital restructuring or should any of the Company’s indebtedness be accelerated, and the Company does not have adequate liquidity to fund its operations, meet its obligations (including its debt payment obligations) and continue as a going concern, it may be forced to seek relief under Chapter 11 of the U.S. Bankruptcy Code (or an involuntary petition for bankruptcy relief or similar creditor action may be filed against it).

Cash Flows

Our cash flows depend, to a large degree, on the level of spending by oil and gas companies' development and production activities. The sustained decreases in the price of oil and natural gas have had a material impact on these activities, and could also materially affect our future cash flows. Certain sources and uses of cash, such as the level of discretionary capital expenditures, purchases and sales of investments, issuances and repurchases of debt and of our common stock are within our control and are adjusted as necessary based on market conditions.

Cash Flows from Operating Activities

Net cash provided by operating activities totaled $2.2 million for the six months ended June 30, 2016 compared to $30.8 million for the six months ended June 30, 2015. The decrease in cash provided by operating activities of $28.5 million was primarily a combination of a larger net loss in the first half of 2016 compared to the same period in 2015, coupled with a reduction in cash provided by the change in accounts receivable. This was largely offset by the Company's election not to make its $12.6 million semi-annual interest payment due on the 9% Senior Notes on June 15, 2016.

Cash Flows from Investing Activities

Cash flows used in investing activities was $5.9 million for the six months ended June 30, 2016 compared to $2.2 million for the same period in 2015. The change was a combination of an increase in the purchases of property and equipment, which increased from $5.4 million for the six months ended June 30, 2015 to $6.2 million for the current period. In addition, there were fewer proceeds from the sale of property and equipment and from insurance settlements in the six months ended June 30, 2016, as compared to the same period in 2015.
Cash Flows from Financing Activities

Cash flows used in financing activities was $2.3 million for the six months ended June 30, 2016 and cash flows provided by financing activities was $11.7 million for the six months ended June 30, 2015, a reduction of approximately $14.0 million, primarily due to a $15 million draw on our revolving credit facility in the second quarter of 2015.

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

Contractual Obligations and Financing

In May 2017, the Company is required to redeem any of its shares of Series B Preferred Stock then outstanding. Such mandatory redemption may, at the Company’s election, be paid in cash or common stock (valued for such purpose at 95% of the then fair market value of the common stock). As of June 30, 2016, we had 588,059 shares of Series B Preferred Stock outstanding.

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

Impairment
During the second quarter of 2016, the Company experienced a triggering event resulting from the continuing decline in operating revenues due to an industry-wide slowdown, which began in the second half of 2014. Indicators of impairment were present; therefore, the Company assessed all of its long-lived assets for impairment, which resulted in the carrying amounts of long-lived assets associated with its fluid logistics segment in exceeding the recoverable amounts based upon the undiscounted cash flow analysis. As a result, the Company hired an independent consulting firm to measure the fair values of the long-lived assets associated with its fluid logistics segment. Based on the fair value analysis, the fair values of certain intangible assets were determined to be less than their carrying amounts; therefore, an impairment loss of $14.5 million was recorded as a component of operating expenses based on the amount that the carrying value exceeded fair value. Fair value of the intangible assets was determined utilizing a combination of the income, cost and market approaches. Specific intangible assets affected were customer relationships and other intangibles.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the market risk disclosures set forth in Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2016, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures over financial reporting were effective.

Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13-a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

There are no pending material legal proceedings, and the Company is not aware of any material threatened legal proceedings, to which the Company is a party or to which its property is subject that would have a material adverse effect on the Company's financial statements as of June 30, 2016.

Item 1A.	Risk Factors

A description of our risk factors can be found in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015. The following information represents material changes to those risk factors during the six months ended June 30, 2016.
Failure to complete a capital restructuring of the Company may limit the Company’s ability to fund its operations, meet its obligations and continue as a going concern.
The Company continues to evaluate its financial and strategic alternatives, which may include a capital restructuring. The Company is currently in negotiations with holders of more than a majority of its 9% senior notes due 2019, or the Forbearing Holders, and with certain lenders and Regions Bank, as agent for the secured parties that are a party to the Company’s existing loan and security agreement regarding a capital restructuring of the Company. The Company and its advisors are actively working toward such a transaction that would address its capital structure, including its outstanding indebtedness. If the Company fails to successfully complete a capital restructuring, the Company’s indebtedness may be accelerated and the Company may not be able to otherwise source adequate liquidity to fund its operations, meet its obligations (including its debt payment obligations) and continue as a going concern. In such an event, it may be forced to seek relief under Chapter 11 of the U.S. Bankruptcy Code (or an involuntary petition for bankruptcy relief or similar creditor action may be filed against it). The Company cannot provide assurance that it will be successful in completing a capital restructuring.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Default Upon Senior Securities

None.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5. Other Information

As the Company previously announced, the Company received a letter dated September 30, 2015 from the staff of NASDAQ, or the Staff, providing notification that, for the previous 30 consecutive business days, the bid price for the Company’s common stock had closed below the minimum $1.00 per share requirement for continued listing on The NASDAQ Global Market under NASDAQ Listing Rule 5550(a)(2). In accordance with NASDAQ Listing Rule 5810(c)(3)(A), the Company was provided an initial period of 180 calendar days, or until March 28, 2016, to regain compliance. Because the Company transferred its common stock listing from The NASDAQ Global Market to The NASDAQ Capital Market on March 31, 2016 and met the applicable requirements for initial listing on The NASDAQ Capital Market with the exception of the bid price requirement, the Company received an additional 180 calendar compliance period, or until September 26, 2016, to regain compliance with the minimum bid price requirement. The Company provided written notice to the Staff of the Company’s intention to cure the minimum bid price deficiency during such compliance period by effecting a reverse stock split. On June 10, 2016 the shareholders of the Company approved a resolution authorizing the board of directors to effect a reverse split of the Company’s common stock to cure the minimum bid price deficiency and to maintain eligibility to be listed on The NASDAQ Capital Market. No such reverse stock split has yet been effected.

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
Forbearance Agreement and Fourth Amendment to Loan and Security Agreement made and entered into on July 15, 2016, by and among Forbes Energy Services Ltd., Forbes Energy Services LLC, TX Energy Services, LLC, C.C. Forbes, LLC, Forbes Energy International, LLC, lenders party thereto and Regions Bank, as agent for such lenders and other secured parties.

10.2*	—
Forbearance Agreement made and entered into on July 15, 2016, by and among Forbes Energy Services Ltd., as issuer, or the issuer, of the 9% senior notes due 2019, or the Notes, issued pursuant to that certain indenture dated as of June 7, 2011 by and among the Issuer, Guarantors (as defined below) and Wells Fargo Bank, National Association, as trustee, Forbes Energy Services LLC, TX Energy Services, LLC, C.C. Forbes, LLC and Forbes Energy International, LLC, or the Guarantors, and certain beneficial holders of the Notes party thereto.

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

FORBES ENERGY SERVICES LTD.

August 15, 2016	By:	/s/ JOHN E. CRISP
John E. Crisp Chairman, Chief Executive Officer and President (Principal Executive Officer)

August 15, 2016	By:	/S/ L. MELVIN COOPER
L. Melvin Cooper Senior Vice President, Chief Financial Officer and Assistant Secretary (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Number		Description of Exhibits
3.1	—
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
Forbearance Agreement and Fourth Amendment to Loan and Security Agreement made and entered into on July 15, 2016, by and among Forbes Energy Services Ltd., Forbes Energy Services LLC, TX Energy Services, LLC, C.C. Forbes, LLC, Forbes Energy International, LLC, lenders party thereto and Regions Bank, as agent for such lenders and other secured parties.

10.2*	—
Forbearance Agreement made and entered into on July 15, 2016, by and among Forbes Energy Services Ltd., as issuer, or the issuer, of the 9% senior notes due 2019, or the Notes, issued pursuant to that certain indenture dated as of June 7, 2011 by and among the Issuer, Guarantors (as defined below) and Wells Fargo Bank, National Association, as trustee, Forbes Energy Services LLC, TX Energy Services, LLC, C.C. Forbes, LLC and Forbes Energy International, LLC, or the Guarantors, and certain beneficial holders of the Notes party thereto.

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