Form 10-Q
period 2016-09-30
Forbes Energy Services Ltd.
filed 2016-11-14
CIK 1434842

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________________________
Form 10-Q
__________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    ☐  Yes    ☒  No
Shares outstanding of each of the registrant’s classes of common stock as of November 9, 2016:

Class	Outstanding as of November 9, 2016
Common Stock, $.04 par value	22,214,855

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

•
the other factors discussed under “Risk Factors” beginning on page 11 of the Annual Report on Form 10-K for the year ended December 31, 2015 and under Item 1 of Part II of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.

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

PART I—FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements

Forbes Energy Services Ltd.
Condensed Consolidated Balance Sheets (unaudited)
(in thousands, except par value amounts)

	September 30, 2016	December 31, 2015
Assets
Current assets
Cash and cash equivalents	$53,027	$74,611
Cash - restricted	9,504	—
Accounts receivable - trade, net of allowance for doubtful accounts of $1.1 million and $1.8 million as of September 30, 2016 and December 31, 2015, respectively	16,177	26,486
Accounts receivable - other	1,780	1,216
Prepaid expenses and other	2,425	9,486
Total current assets	82,913	111,799
Property and equipment, net	244,314	277,029
Intangible assets, net	3,354	19,431
Restricted cash	—	51
Other assets	1,991	844
Total assets	$332,572	$409,154
Liabilities and Shareholders’ Equity
Current liabilities
Current portions of long-term debt	$295,811	$25,243
Accounts payable - trade	6,956	8,995
Accounts payable - related parties	8	8
Accrued dividends	—	61
Accrued interest payable	20,319	1,401
Accrued expenses	12,380	10,726
Total current liabilities	335,474	46,434
Long-term debt, net of current portion	610	279,798
Deferred tax liability	952	899
Total liabilities	337,036	327,131
Commitments and contingencies (Note 10)
Temporary equity
Series B senior convertible preferred shares, 588 shares outstanding at September 30, 2016 and December 31, 2015	15,103	14,644
Shareholders’ equity
Common stock, $.04 par value, 112,500 shares authorized, 22,215 and 22,210 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	889	889
Additional paid-in capital	193,671	194,253
Accumulated deficit	(214,127)	(127,763)
Total shareholders’ (deficit) equity	(19,567)	67,379
Total liabilities and shareholders’ equity	$332,572	$409,154
The accompanying notes are an integral part of these condensed consolidated financial statements.

Forbes Energy Services Ltd.
Condensed Consolidated Statements of Operations (unaudited)
(in thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Revenues
Well servicing	$17,739	$35,390	$53,248	$125,606
Fluid logistics	10,118	20,167	34,951	77,094
Total revenues	27,857	55,557	88,199	202,700
Expenses
Well servicing	14,685	28,500	47,074	94,562
Fluid logistics	9,678	18,215	33,770	61,795
General and administrative	4,182	6,338	15,307	22,419
Depreciation and amortization	12,501	13,722	39,660	41,644
Loss on impairment of assets	—	—	14,512	—
Restructuring costs	3,084	—	3,435	—
Total expenses	44,130	66,775	153,758	220,420
Operating loss	(16,273)	(11,218)	(65,559)	(17,720)
Other income (expense)
Interest income	1	18	30	163
Interest expense	(6,939)	(7,056)	(20,797)	(20,837)
Pre-tax loss	(23,211)	(18,256)	(86,326)	(38,394)
Income tax (benefit) expense	(2)	(4,746)	38	(11,702)
Net loss	(23,209)	(13,510)	(86,364)	(26,692)
Preferred stock dividends	(194)	(194)	(582)	(582)
Net loss attributable to common shareholders	$(23,403)	$(13,704)	$(86,946)	$(27,274)
Loss per share of common stock
Basic and diluted loss per share	$(1.05)	$(0.62)	$(3.91)	$(1.24)
Weighted average number of shares outstanding
Basic and diluted	22,214	22,156	22,214	22,024
The accompanying notes are an integral part of these condensed consolidated financial statements.

Forbes Energy Services Ltd.
Condensed Consolidated Statement of Changes in Shareholders’ Equity (unaudited)
(in thousands)

	Temporary Equity
	Preferred Shares		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance: December 31, 2015	588	$14,644	22,210	$889	$194,253	$(127,763)	$67,379
Net loss	—	—	—	—	—	(86,364)	(86,364)
Common shares issued under stock plan:
Share - based compensation	—	—	5	—	—	—	—
Preferred shares dividends and accretion	—	459	—	—	(582)	—	(582)
Balance: September 30, 2016	588	$15,103	22,215	$889	$193,671	$(214,127)	$(19,567)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Forbes Energy Services Ltd.
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Nine months ended September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(86,364)	$(26,692)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	39,660	41,644
Share-based compensation	180	778
Deferred tax expense (benefit)	53	(11,735)
Loss (gain) on disposal of assets, net	654	(777)
Loss on impairment of assets	14,512	—
Bad debt expense	520	682
Amortization of deferred financing cost	1,026	1,094
Changes in operating assets and liabilities:
Accounts receivable	9,224	46,572
Accounts receivable - related party	—	302
Prepaid expenses and other assets	(593)	781
Accounts payable - trade	(1,804)	(6,574)
Accounts payable - related parties	—	(80)
Accrued expenses	1,471	154
Accrued interest payable	18,919	—
Net cash (used in) provided by operating activities	(2,542)	46,149
Cash flows from investing activities:
Proceeds from sale of property and equipment	946	1,562
Purchases of property and equipment	(7,239)	(9,168)
Insurance proceeds	—	1,262
Change in restricted cash	(9,453)	929
Net cash used in investing activities	(15,746)	(5,415)
Cash flows from financing activities:
Payments of debt	(3,115)	(4,451)
Payment of tax withholding obligations related to restricted stock	(120)	(168)
Proceeds from revolving credit facility	—	15,000
Dividends paid on Series B senior convertible preferred shares	(61)	(551)
Net cash (used in) provided by financing activities	(3,296)	9,830
Net (decrease) increase in cash and cash equivalents	(21,584)	50,564
Cash and cash equivalents:
Beginning of period	74,611	34,918
End of period	$53,027	$85,482
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

3. Basis of Presentation

Recent Developments

Indenture Forbearance Agreement

On July 15, 2016, the Company and its domestic subsidiaries, or the Guarantor Subs, entered into a forbearance agreement, or the Indenture Forbearance Agreement, with holders of over a majority of the Company’s 9% senior notes due 2019, or the Forbearing Holders, pursuant to the indenture, dated as of June 7, 2011, among the Company, as issuer, the Guarantor Subs, as subsidiary guarantors, and Wells Fargo Bank, National Association, as trustee, governing the terms of the 9% senior notes due 2019, or the 9% Senior Indenture. Pursuant to the Indenture Forbearance Agreement, the Forbearing Holders agreed that they would forbear through September 16, 2016 from exercising default remedies or accelerating any indebtedness under the 9% Senior Indenture resulting from the Company’s failure to make its semi-annual interest payment due on June 15, 2016 on the 9% senior notes due 2019, or the Missed Interest Payment.
Subsequent to the entrance of the Indenture Forbearance Agreement, the Company, the Guarantor Subs and the Forbearing Holders have entered into amendments to the Indenture Forbearance Agreement to extend the forbearance period under the Indenture Forbearance Agreement, which, as of November 14, 2016, is set to expire on the earlier to occur of (i) 11:59 p.m. Central Time on November 15, 2016 and (ii) certain other specified events under the terms of the Indenture Forbearance Agreement, including the termination of the Loan Forbearance Agreement (as defined below).
Loan Forbearance Agreement
On July 15, 2016, the Company and the Guarantor Subs entered into a forbearance agreement and an amendment, or the Loan Forbearance Agreement, to the Company’s loan and security agreement, dated as of September 9, 2011, or the Loan

Agreement, with Regions Bank, as agent for the secured parties, or the Agent, and the lenders party thereto, or the Lenders. Pursuant to the Loan Forbearance Agreement, the Agent and the Lenders, or the Loan Forbearing Parties, agreed that they would forbear through October 14, 2016 from exercising default remedies or accelerating any indebtedness under the Loan Agreement resulting from the Missed Interest Payment.
On October 14, 2016, the Company, the Guarantor Subs and the Loan Forbearing Parties entered into the First Amendment to Forbearance Agreement and Fourth Amendment to Loan and Security Agreement, or the Loan Forbearance Agreement Amendment, to extend the forbearance period under the Loan Forbearance Agreement until the earlier to occur of (i) 5:01 p.m. on December 28, 2016 and (ii) certain other specified events under the terms of the Loan Forbearance Agreement. In connection with the Loan Forbearance Agreement, the Company is required to maintain cash on deposit of no less than $17.5 million with Agent, and the Lenders are not obligated to make additional advances.
The Company and the Guarantor Subs entered into the Second Forbearance Amendment and the Loan Forbearance Agreement Amendment to provide the Company and the Guarantor Subs with additional time to continue discussions with the Forbearing Holders and the Loan Forbearing Parties with respect to a proposed financial restructuring of the Company.
The Company and the Guarantor Subs entered into the Indenture Forbearance Agreement and the Loan Forbearance Agreement, each as amended, or the Forbearance Agreements, to provide the Company and the Guarantor Subs with time to continue discussions with the Forbearing Holders and the Loan Forbearing Parties with respect to a proposed capital restructuring of the Company. As previously disclosed, the Company has engaged financial and legal advisors to assist it in evaluating potential strategic alternatives.
There can be no assurance that the Company and the Guarantor Subs will reach any agreement with the Forbearing Holders and the Loan Forbearing Parties on a capital restructuring of the Company by the end of the forbearance periods under the Forbearance Agreements, if at all, or that the forbearance periods under the Forbearance Agreements will be extended. Failure to reach an agreement with the Forbearing Holders and the Loan Forbearing Parties prior to the expiration of the Indenture Forbearance Agreement and the Loan Forbearance Agreement, each as amended, would allow the trustee or the holders of the 9% senior notes due 2019, or the 9% Senior Notes, or the Lenders to accelerate the 9% Senior Notes and the loans or seek other remedies, which would jeopardize the Company’s ability to continue its current operations. If the Lenders accelerate the maturity of the Company’s debt, the Company will not have sufficient cash on hand or borrowing capacity to satisfy its obligations, and may not be able to pay its debts or refinance it on acceptable terms. If the Company fails to successfully complete a capital restructuring or should any of the Company's indebtedness be accelerated, the Company does not have adequate liquidity to fund its operations, nor meet its obligations (including its debt payment obligations) and continue as a going concern and may be forced to seek relief under Chapter 11 of the U.S. Bankruptcy Code (or an involuntary petition for bankruptcy relief or similar creditor action may be filed against it).

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles accepted in the United States of America which contemplate the continuation of the Company as a going concern. During the nine months ended September 30, 2016, the Company incurred a net loss of $86.4 million and has a working capital deficit of $(252.6) million at September 30, 2016, primarily due to the classification of the 9% Senior Notes as current liabilities resulting from the ability of the holders of such 9% Senior Notes to accelerate any indebtedness under the 9% Senior Indenture. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.
Reclassification
Certain prior year amounts have been reclassified to conform to the current year presentation with no material effect on the consolidated financial statements.

Interim Financial Information
The unaudited condensed consolidated financial statements of the Company are prepared in conformity with accounting principles generally accepted in the United States of America, or GAAP, for interim financial reporting. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Therefore, these condensed consolidated financial statements should be read along with the annual audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015. In management’s opinion, all adjustments necessary for a fair statement are reflected in the interim periods presented. Interim results for the three and nine months ended September 30, 2016 may not be indicative of results that will be realized for the full year ending December 31, 2016. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or the FASB, issued Accounting Standard Update, or ASU, No. 2014-09, “Revenue from Contracts with Customers (Topic 606)," or ASU 2014-09, which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides a five-step process to achieve that core principle. ASU 2014-09 requires disclosures enabling users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. ASU 2014-09 was to be effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. In August 2015, the FASB issued ASU 2015-14 delayed the required adoption date for public entities to periods beginning after December 15, 2017, although early adoption to the original effective date under ASU 2014-09 is permitted. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations, which provides supplemental adoption guidance and clarification to ASC 2014-09. Once implemented, the Company can use one of two retrospective application methods for prior periods. Earlier application is not permitted. The Company expects this pronouncement to effect the timing of when revenue is recognized, but not the amount. The Company is currently evaluating the impact of this new standard on its consolidated financial statements and related disclosures.

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

In March 2016, the FASB issued ASU No. 2016-09, "Compensation - Stock Compensation - Improvements to Employee Share-Based Payment Accounting" ("ASU 2016-09"), which involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Under the new standard, income tax benefits and deficiencies are to be recognized as income tax expense or benefit in the income statement and the tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. An entity should also recognize excess tax benefits regardless of whether the benefit reduces taxes payables in the current period. Excess tax benefits should be classified along with other income tax cash flows as an operating activity. In regard to forfeitures, the entity may make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is permitted. The Company believes the adoption of this new standard will have an immaterial impact on its consolidated financial statements and related disclosures.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). ASU 2016-15 will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017. The new standard will require adoption on a retrospective basis unless it is impracticable to apply, in which case it would be required to apply the amendments prospectively as of the earliest date practicable. The Company is currently in the process of evaluating the impact of adoption on its consolidated financial statements.
Impairment

During the second quarter of 2016, the Company experienced a triggering event resulting from the continuing decline in operating revenues due to an industry-wide slowdown, which began in the second half of 2014. An impairment loss of $14.5 million was recorded as a component of operating expenses based on the amount that the carrying value of certain intangibles exceeded the fair value of such intangibles during the second quarter of 2016. The Company did not experience any triggering events in the third quarter.

4. Intangible Assets
Our major classes of intangible assets subject to amortization consist of our customer relationships, trade names, safety training program and dispatch software. The Company expenses costs associated with extensions or renewals of intangible assets. There were no such extensions or renewals in the nine months ended September 30, 2016 and 2015. Amortization expense is calculated using the straight-line method over the period indicated. Amortization expense for the three months ended September 30, 2016 and 2015 was $0.1 million and $1.6 million, respectively, and for the nine months ended September 30, 2016 and 2015 was $1.6 million and $2.1 million, respectively.
As noted in the impairment section of Note 3 above, an impairment of $14.5 million was recorded in the second quarter of 2016.
Based upon the Company's findings during the second quarter of 2016, the recoverable amount of the trade name was in excess of the carrying amount, and no impairment was indicated at that time. The Company did not experience any triggering events during the third quarter of 2016.

The following sets forth the identified intangible assets by major asset class:

		As of September 30, 2016				As of December 31, 2015
	Useful Life (years)	Gross Carrying Value	Accumulated Amortization	Impairment	Net Book Value	Gross Carrying Value	Accumulated Amortization	Impairment	Net Book Value
		(in thousands)
Customer relationships	15	$31,896	$(18,073)	$(13,823)	$—	$31,896	$(17,011)	$—	$14,885
Trade names	15	8,050	(4,696)	—	3,354	8,050	(4,293)	—	3,757
Other	10-15	2,375	(1,686)	(689)	—	2,375	(1,586)	—	789
		$42,321	$(24,455)	$(14,512)	$3,354	$42,321	$(22,890)	$—	$19,431

Estimated amortization expense of the intangible assets remaining for the years 2017 through 2022 is $0.5 million per year.

5. Share-Based Compensation

Incentive Compensation Plans

From time to time, the Company grants stock options, restricted stock units, or other awards to its employees, including executive officers and directors. After taking into account the restricted stock units granted through September 30, 2016 (as discussed in the Restricted Stock Units paragraph below), there were 1,388,685 shares available for future issuance under the 2012 Incentive Compensation Plan. There have been no stock option awards issued under the 2012 Plan.

Stock Options

The following table presents a summary of the Company’s stock option activity for the nine months ended September 30, 2016 for options granted under the Company's 2008 Incentive Compensation Plan:

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at December 31, 2015	614,125	$6.80	4.87 years	$—
Granted	—
Exercised	—
Forfeited/canceled	—	—		$—
Options outstanding at September 30, 2016	614,125	$6.80	4.12 years	$—
Vested and expected to vest at September 30, 2016	614,125	$6.80	4.12 years	$—
Exercisable at September 30, 2016	614,125	$6.80	4.12 years	$—
During the nine months ended September 30, 2016 and 2015, the Company recorded no expenses for share-based compensation related to stock options, as all outstanding options are fully vested. There was no share-based compensation expense capitalized for either of the nine months ended September 30, 2016 or 2015. As of September 30, 2016, there was no unrecognized share-based compensation expense for stock options.

Restricted Stock Units

The following table presents a summary of restricted stock unit grant activity for the nine month period ended September 30, 2016:

	Equity Based	Liability Based	Total Number of Units	Grant Date Average Fair Value Per Unit
Outstanding at December 31, 2015	118,779	1,239,545	1,358,324	$1.70
Granted	—	—	—	—
Vested	—	(642,645)	(642,645)	1.88
Forfeited	—	—	—	—
Nonvested at September 30, 2016	118,779	596,900	715,679	$1.53

Of the 642,645 restricted stock units vested during the nine month period ended September 30, 2016, 455,719 shares were settled in cash.

Share-based compensation expense for the restricted stock units granted for the nine months ended September 30, 2016 and 2015 was $0.2 million and $0.8 million, respectively. The remaining share-based compensation expense of $0.6 million related to restricted stock units granted will be recognized over a weighted-average period of 1.88 years.
The following table summarizes the Company's share-based compensation expense for equity awards and liability awards (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Awards classified as equity:
Restricted stock unit expense	$—	$360	$—	$760
Stock option expense	—	—	—	—
Awards classified as liability:
Restricted stock unit expense	54	(211)	180	18
Total share-based compensation expense	$54	$149	$180	$778

6. Property and Equipment
Property and equipment consisted of the following:

	Estimated Life in Years	September 30, 2016	December 31, 2015
		(in thousands)
Well servicing equipment	9-15 years	$411,577	$413,543
Autos and trucks	5-10 years	129,650	126,994
Disposal wells	5-15 years	37,755	38,426
Building and improvements	5-30 years	14,107	14,107
Furniture and fixtures	3-15 years	6,688	6,573
Land		1,524	1,524
		601,301	601,167
Accumulated depreciation		(356,987)	(324,138)
		$244,314	$277,029
Depreciation expense was $12.4 million and $38.1 million for the three and nine months ended September 30, 2016, respectively, and $13.0 million and $39.5 million for the three and nine months ended September 30, 2015, respectively.

7. Long-Term Debt
Long-term debt at September 30, 2016 and December 31, 2015 consisted of the following:

	September 30, 2016	December 31, 2015
	(in thousands)
9% Senior Notes, net of deferred financing costs of $2.6 million and $3.3 million as of September 30, 2016 and December 31, 2015, respectively	$277,428	$276,727
Revolving credit facility	15,000	15,000
Notes and capital leases	3,993	7,133
Insurance notes	—	6,181
	296,421	305,041
Less: Current portion	(295,811)	(25,243)
	$610	$279,798

9% Senior Notes
On June 7, 2011, FES Ltd. issued $280.0 million in principal amount of the 9% Senior Notes. The 9% Senior Notes mature on June 15, 2019, and require semi-annual interest payments, in arrears, at an annual rate of 9% on June 15 and December 15 of each year, until maturity. No principal payments are due until maturity.
The 9% Senior Notes are guaranteed by the Guarantor Subs, which include Forbes Energy Services LLC, or FES LLC, C.C. Forbes, LLC, or CCF, TX Energy Services, LLC, or TES, and Forbes Energy International, LLC, or FEI LLC. All of the Guarantor Subs are 100% owned and each guarantees the securities on a full and unconditional and joint and several basis, subject to customary release provisions which include: (i) the transfer, sale or other disposition (by merger or otherwise) of all or substantially all of the assets of the applicable Guarantor, or all of its capital stock; (ii) the proper designation of a Guarantor as an "Unrestricted Subsidiary"; (iii) the legal defeasance or satisfaction and discharge of the 9% Senior Indenture; and (iv) as may be provided in any intercreditor agreement entered into in connection with any current and future credit facilities, in each such case specified in clauses (i) through (iii) above in accordance with the requirements therefor set forth in the 9% Senior Indenture. The Company may, at its option, redeem all or part of the 9% Senior Notes from time to time at specified redemption prices and subject to certain conditions required by the 9% Senior Indenture. The Company is required to make an offer to purchase the notes and to repurchase any notes for which the offer is accepted at 101% of their principal amount, plus accrued and unpaid interest, if there is a change of control. The Company is required to make an offer to repurchase the notes and to repurchase any notes for which the offer is accepted at 100% of their principal amount, plus accrued and unpaid interest, following certain asset sales.
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

As a result of the adoption of ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs” on January 1, 2016, the Company recorded debt issuance costs of $2.8 million and retroactively recorded debt issuance costs of $3.3 million as a reduction in the carrying amount of the related 9% Senior Notes of $280.0 million as of September 30, 2016 and December 31, 2015, respectively.

On June 15, 2016, the Company elected not to make the $12.6 million semi-annual interest payment due on that date on the 9% Senior Notes. On July 15, 2016, the Company and the Guarantor Subs entered into a forbearance agreement with certain holders of the 9% Senior Notes, as described more fully under Note 3 "Basis of Presentation-Recent Developments-Indenture Forbearance Agreement" above. As a result of not making the interest payment and entering into the forbearance agreement, the amounts outstanding of the 9% Senior Notes are classified as current in the condensed consolidated balance sheet.

Revolving Credit Facility
On September 9, 2011, the Company entered into the Loan Agreement. The Loan Agreement, as amended, provides for an asset based revolving credit facility with a maximum borrowing credit of $90.0 million, subject to borrowing base availability, any reserves established by the Agent in its discretion, compliance with a fixed charge coverage ratio covenant if availability under the facility falls below certain thresholds and, for borrowings above $75.0 million, compliance with the debt incurrence covenant in the 9% Senior Indenture that prohibits the incurrence of debt except for certain limited exceptions, including indebtedness incurred under the permitted credit facility debt basket to the greater of $75.0 million or 18% of our Consolidated Tangible Assets (as defined in the 9% Senior Indenture) reported for the last fiscal quarter for which financial statements are available. As of September 30, 2016, 18% of our Consolidated Tangible Assets was approximately $59.3 million. Under the Loan Agreement, our borrowing base at any time is equal to (i) 85% of eligible accounts, which are determined by the Agent in its reasonable discretion, plus (ii) the lesser of 85% of the appraised value, subject to certain adjustments, of our well servicing equipment that has been properly pledged and appraised, is in good operating condition and is located in the United States, or 100% of the net book value of such equipment, minus (iii) any reserves established by the Agent in its reasonable discretion.
As amended, the Loan Agreement has a stated maturity of July 26, 2018. In June 2015, FES LLC borrowed $15.0 million under the facility. As of September 30, 2016, the facility had a revolving loan balance outstanding of $15.0 million and $9.1 million in letters of credit outstanding against the facility.
Under cross default provisions in the Loan Agreement, an event of default under the 9% Senior Notes constitutes an event of default under the Loan Agreement. As previously disclosed, on July 15, 2016, the Company entered into a loan forbearance agreement, as described more fully under Note 3 "Basis of Presentation-Recent Developments-Loan Forbearance Agreement" above. In connection with the Loan Forbearance Agreement, as amended, during the forbearance period thereunder, the Lenders are not obligated to make further advances to the Company under the Loan Agreement. As a result of these matters, amounts outstanding under the Loan Agreement are classified as current in the condensed consolidated balance sheet.
Borrowings bear interest at a rate equal to either (a) the LIBOR rate plus an applicable margin of between 2.00% to 2.50% based on borrowing availability or (b) a base rate plus an applicable margin of between 1.00% to 1.50% based on borrowing availability, where the base rate is equal to the greater of the prime rate established by Regions Bank, the overnight federal funds rate plus 0.5% or the LIBOR rate for a one-month period plus 1%. The Company's interest rate as of September 30, 2016 was 2.5%.
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
The Loan Agreement contains customary covenants for an asset-based credit facility, which include (i) restrictions on certain mergers, consolidations and sales of assets; (ii) restrictions on the creation or existence of liens; (iii) restrictions on making certain investments; (iv) restrictions on the incurrence or existence of indebtedness; (v) restrictions on transactions with affiliates; (vi) requirements to deliver financial statements, reports and notices to the Agent and (vii) a springing requirement to maintain a consolidated Fixed Charge Coverage Ratio (which is defined in the Loan Agreement) of 1.1:1.0 in the event that our excess availability under the credit facility falls below the greater of $11.3 million or 15.0% of our maximum credit under the facility for sixty consecutive days; provided that, the restrictions described in (i)-(v) above are subject to certain exceptions and permissions limited in scope and dollar value. The Loan Agreement also contains customary representations and warranties and event of default provisions.

Capital Leases

The Company financed the purchase of certain vehicles and equipment through commercial loans and capital leases with aggregate principal amounts outstanding as of September 30, 2016 and December 31, 2015 of approximately $4.0 million and $7.1 million, respectively. These loans are repayable in a range of 42 to 60 monthly installments with the maturity dates ranging from January 2017 to July 2018. Interest accrues at rates ranging from 3.1% to 8.4% and is payable monthly. The loans are collateralized by equipment purchased with the proceeds of such loans. The Company paid total principal payments of approximately $1.0 million and $1.6 million for the three months ended September 30, 2016 and 2015, respectively, and $3.1 million and $4.5 million for the nine months ended September 30, 2016 and 2015, respectively.

Following are required principal payments due on notes and capital leases (other than the 9% Senior Notes) existing as of September 30, 2016:

	September - December 2016	2017	2018	2019	2020 and thereafter
	(in thousands)
Notes and capital lease principal payments	$931	$2,819	$244	$—	$—
Management has historically acquired all light duty trucks (pickup trucks) through capital leases and may use capital leases or cash to purchase equipment held under operating leases that has reached the end of the lease term. See Note 10 - Commitments and Contingencies.
Insurance Notes
During October of 2015, the Company entered into an insurance promissory note for the payment of insurance premiums at an interest rate of 3.4% with an aggregate principal amount of approximately $6.2 million outstanding as of December 31, 2015. The Company had not entered into an insurance promissory note for 2016 as of September 30, 2016.

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

	September 30, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
9% Senior Notes	$277,428	$69,357	$276,727	$130,062

The fair value of our 9% Senior Notes is a Level 1 input within the fair value hierarchy and is based on the dealer quoted market prices at September 30, 2016 and December 31, 2015, respectively.

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

	As of
	September 30, 2016	December 31, 2015
	(in thousands)
Related parties cash and cash equivalents balances:
Balance at Texas Champion Bank (1)	$66	$1,132
Balance at Brush Country Bank (2)	—	485

Related parties payable:
Dorsal Services, Inc. (3)	8	2
Tasco Tool Services, Ltd. (4)	—	2
Texas Quality Gate Guard Services, LLC (5)	—	4
	$8	$8

There were no related party receivables as of September 30, 2016 and December 31, 2015.

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(in thousands)
Related parties capital expenditures:
Alice Environmental Holdings, LLC (6)	$—	$—	$—	$455
	$—	$—	$—	$455
Related parties revenue activity:
Tasco Tool Services, Ltd. (4)	—	—	—	1
	$—	$—	$—	$1

Related parties expense activity:
Alice Environmental Services, LP/Alice Environmental Holdings, LLC (6)	$227	$383	$788	$1,518
Dorsal Services, Inc. (3)	8	2	8	21
Tasco Tool Services, Ltd. (4)	9	31	25	166
FCJ Management, LLC (7)	—	1	—	15
Texas Quality Gate Guard Services, LLC (5)	51	47	116	160
Animas Holdings, LLC (8)	39	43	123	184
CJW Group, LLC (9)	9	9	28	28
	$343	$516	$1,088	$2,092

Other payments to related parties:
SB Factoring, LLC (10)	$79	$261	$296	$1,674
	$79	$261	$296	$1,674

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

The Company's customer base consists primarily of multi-national and independent oil and natural gas producers. The Company does not require collateral on its trade receivables. For the three months ended September 30, 2016, the Company's largest customer, five largest customers, and ten largest customers constituted 13.4%, 53.6% and 65.2% of consolidated revenues, respectively. For the three months ended September 30, 2016, Chesapeake Energy, EOG Resources and ConocoPhillips Company constituted 13.4%, 11.9% and 10.8% of consolidated revenues, respectively. For the nine months ended September 30, 2016, the Company's largest customer, five largest customers, and ten largest customers constituted 17.8%, 57.8% and 72.1% of consolidated revenues, respectively. For the nine months ended September 30, 2016, ConocoPhillips Company, EOG Resources, Anadarko Petroleum Corporation and Chesapeake Energy constituted 17.8%, 11.5%, 10.3% and 10.1% of consolidated revenues, respectively. The loss of any one of our top five customers would have a materially adverse effect on the revenues and profits of the Company. Further, our trade accounts receivable are from companies within the oil and natural gas industry and as such the Company is exposed to normal industry credit risks. As of September 30, 2016, the Company's largest customer, five largest customers, and ten largest customers constituted 20.0%, 52.4% and 65.3% of accounts receivable, respectively. As of September 30, 2016, Chesapeake Energy and EOG Resources constituted 20.0% and 10.7% of accounts receivable, respectively.

Self-Insurance

The Company is self-insured under its Employee Group Medical Plan for the first $150 thousand per individual. The Company is also self-insured with a retention or deductible for the first $1.0 million in claims under each of its insurance policies as follows: auto liability $1.0 million deductible; workers' compensation/employers' liability $1.0 million deductible; general liability $1.0 million self-insured retention. The Company has an additional premium payable clause under its lead $10.0 million limit excess policy that states in the event losses exceed $0.8 million, a loss additional premium of up to 25% of paid losses in excess of $0.8 million will be due. The loss additional premium is payable at the time when the loss is paid and will be payable over a period agreed by insurers. The Company has accrued liabilities totaling $8.2 million and $7.3 million as of September 30, 2016 and December 31, 2015, respectively, for the projected additional premium and self-insured portion of these insurance claims as of the financial statement dates. This accrual includes claims made as well as an estimate for claims incurred but not reported as of the financial statement dates.

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

Off-Balance Sheet Arrangements
The Company is often party to certain transactions that constitute off-balance sheet arrangements such as performance bonds, guarantees, operating leases for equipment, and bank guarantees that are not reflected in our condensed consolidated balance sheets. These arrangements are made in our normal course of business and they are not reasonably likely to have a current or future material adverse effect on our financial condition, results of operations, liquidity, or cash flows. The Company's off-balance sheet arrangements include $9.1 million in letters of credit and operating leases for equipment, which are summarized in the table below.

Following are future lease payments on operating leases existing as of September 30, 2016:

	September - December 2016	2017	2018	2019	2020 and thereafter
	(in thousands)
Lease payments	$737	$1,706	$864	$553	$4,140

11. Supplemental Cash Flow Information

	Nine months ended September 30,
	2016	2015
	(in thousands)
Cash paid for
Interest	$360	$13,250
Income tax	—	182
Supplemental schedule of non-cash investing and financing activities
Changes in accounts payable related to capital expenditures	$(229)	$(1,519)
Capital leases on equipment	—	529
Preferred stock dividends and accretion costs	459	30

12. Earnings per Share
Basic earnings (loss) per share, or EPS, is computed by dividing net income (loss) available to common shareholders by the weighted average common stock outstanding during the period. Diluted earnings (loss) per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock, such as options and convertible preferred stock, were exercised and converted into common stock. Potential common stock equivalents relate to outstanding stock options and unvested restricted stock units, which are determined using the treasury stock method, and the Series B Senior Convertible Preferred Stock (the "Series B Preferred Stock"), which are determined using the "if-converted" method. In applying the if-converted method, conversion is not assumed for purposes of computing diluted EPS if the effect would be antidilutive. As of each of the quarters ended September 30, 2016 and 2015, there were 614,125 options to purchase common stock outstanding and 588,059 shares of Series B Preferred Stock. The Series B Preferred Stock is convertible at a rate of nine shares of common stock to one share of Series B Preferred Stock, or 5,292,531 shares of common stock.
The shares of Series B Preferred Stock are participating securities as they participate in undistributed earnings with common stock, whether that participation is conditioned upon the occurrence of a specified event or not. A participating security is included in the computation of basic EPS using the two-class method. Under the two-class method, basic EPS for the

Company’s common stock is computed by dividing net income applicable to common shares by the weighted-average common stock outstanding during the period. Under the certificate of designation for our Series B Preferred Stock, or the Series B Certificate of Designation, if at any time the Company declares a dividend in cash which is greater in value than five percent on a cumulative basis over the previous twelve month period of the then current “Common Stock Fair Market Value,” as that term is defined in the Series B Certificate of Designation, the Series B Preferred Stock will be entitled to receive a dividend payable in cash equal to the amount in excess of five percent of the then Common Stock Fair Market Value per common share they would have received if all outstanding Series B Preferred Stock had been converted into common shares. There were no earnings allocated to the Series B Preferred Stock for the quarters ended September 30, 2016 and 2015 since there was a net loss for those periods and, thus, earnings for the quarter were not in excess of amounts prescribed by the Series B Certificate of Designation for our Series B Preferred Stock. Diluted EPS for the Company’s common stock is computed using the more dilutive of the two-class method or the if-converted method.
The following table sets forth the reconciliation of weighted average shares outstanding and diluted weighted average shares outstanding:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Weighted average shares outstanding	22,214	22,156	22,214	22,024
Dilutive effect of stock options and restricted stock	—	—	—	—
Dilutive effect of preferred stock	—	—	—	—
Diluted weighted average shares outstanding	22,214	22,156	22,214	22,024

There were 614,125 stock options, 715,679 units of unvested restricted stock, and 5,292,531 shares of common stock equivalents underlying the Series B Preferred Stock outstanding as of September 30, 2016 that were not included in the calculation of diluted EPS for the nine months ended September 30, 2016 because their effect would have been antidilutive. There were 614,125 stock options, 1,494,828 units of unvested restricted stock, and 5,292,531 shares of common stock equivalents underlying the Series B Preferred Stock outstanding as of September 30, 2015 that were not included in the calculation of diluted EPS for the nine months ending September 30, 2015 because their effect would have been antidilutive.
The following table sets forth the computation of basic and diluted loss per share:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(in thousands, except per share amounts)
Basic and diluted:
Net loss	$(23,209)	$(13,510)	$(86,364)	$(26,692)
Preferred stock dividends and accretion	(194)	(194)	(582)	(582)
Net loss attributable to common shareholders	$(23,403)	$(13,704)	$(86,946)	$(27,274)
Weighted-average common shares	22,214	22,156	22,214	22,024
Basic and diluted net loss per share	$(1.05)	$(0.62)	$(3.91)	$(1.24)

As noted in Note 15, the Company did not make the preferred stock dividend payments due on May 28, 2016 and August 28, 2016 and does not anticipate making the payment due on November 28, 2016. Preferred stock dividends and accretion includes dividends not currently declared or paid, but that may be payable upon redemption.

13. Income Taxes
The Company’s effective tax rate for the nine months ended September 30, 2016 was (0.1)% based on pre-tax loss of $86.3 million. The Company's effective tax rate for the nine months ended September 30, 2015 was 30.5% based on a pre-tax loss of $38.4 million The difference between the effective rate and 35.0% statutory rate is mainly due to the application of a valuation allowance in 2016. With respect to the application of a valuation allowance, the management team considered the likelihood of realizing the future benefits associated with the Company's existing deductible temporary differences and carryforwards. As a result of this analysis, and based on the current year pre-tax loss and a cumulative loss in the prior three fiscal years, management determined that it is not more likely than not that the future benefit associated with all of the Company's existing deductible temporary differences and carryforwards will be realized. As a result, the Company maintained a valuation allowance against all of its net deferred tax assets. Management evaluates the recoverability of the Company's deferred income tax assets by assessing the need for a valuation allowance on a quarterly basis. If the Company determines that it is more likely than not that its deferred tax assets will be recovered, the valuation allowance will be reduced.

14. Business Segment Information
The Company has determined that it has two reportable segments organized based on its products and services—well servicing and fluid logistics. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

Well Servicing
At September 30, 2016, our well servicing segment utilized our fleet of 173 well servicing rigs, which was comprised of 159 workover rigs and 14 swabbing rigs, six coiled tubing spreads, and other related assets and equipment. These assets are used to provide (i) well maintenance, including remedial repairs and removal and replacement of downhole production equipment, (ii) well workovers, including significant downhole repairs, re-completions and re-perforations, (iii) completion and swabbing activities, (iv) plugging and abandonment services, and (v) pressure testing of oil and natural gas production tubing and scanning tubing for pitting and wall thickness using tubing testing units.
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

The following tables set forth certain financial information with respect to the Company’s reportable segments for the three and nine months ended September 30, 2016 and September 30, 2015:

	Three months ended September 30,			Nine months ended September 30,
	Well Servicing	Fluid Logistics	Consolidated	Well Servicing	Fluid Logistics	Consolidated
2016	(in thousands)			(in thousands)
Operating revenues	$17,739	$10,118	$27,857	$53,248	$34,951	$88,199
Direct operating costs	14,685	9,678	24,363	47,074	33,770	80,844
Segment operating profits	$3,054	$440	$3,494	$6,174	$1,181	$7,355
Depreciation and amortization	$6,221	$6,280	$12,501	$19,824	$19,836	$39,660
Loss on impairment of assets	—	—	—	—	14,512	14,512
Capital expenditures (1)	1,894	329	2,223	2,807	4,203	7,010
Total assets	610,492	438,331	1,048,823	610,492	438,331	1,048,823
Long-lived assets	147,479	96,835	244,314	147,479	96,835	244,314
2015
Operating revenues	$35,390	$20,167	$55,557	$125,606	$77,094	$202,700
Direct operating costs	28,500	18,215	46,715	94,562	61,795	156,357
Segment operating profits	$6,890	$1,952	$8,842	$31,044	$15,299	$46,343
Depreciation and amortization	$6,488	$7,234	$13,722	$19,422	$22,222	$41,644
Capital expenditures (1)	655	93	748	4,681	3,497	8,178
Total assets	662,457	474,496	1,136,953	662,457	474,496	1,136,953
Long-lived assets	171,775	117,563	289,338	171,775	117,563	289,338

(1) Capital expenditures listed above include all cash and non-cash additions to property and equipment, including capital leases and fixed assets recorded in accounts payable at period end.

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Reconciliation of the Company Operating Loss As Reported:	(in thousands)		(in thousands)
Segment operating profits	$3,494	$8,842	$7,355	$46,343
General and administrative expense	4,182	6,338	15,307	22,419
Depreciation and amortization	12,501	13,722	39,660	41,644
Loss on impairment of assets	—	—	14,512	—
Restructuring costs	3,084	—	3,435	—
Operating loss	(16,273)	(11,218)	(65,559)	(17,720)
Other income and expenses, net	(6,938)	(7,038)	(20,767)	(20,674)
Pre-tax loss	$(23,211)	$(18,256)	$(86,326)	$(38,394)

	September 30, 2016	December 31, 2015
Reconciliation of the Company Assets As Reported:	(in thousands)
Total reportable segments	$1,048,823	$1,133,607
Elimination of internal transactions	(1,894,130)	(1,894,434)
Parent	1,177,879	1,169,981
Total assets	$332,572	$409,154

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
The value of the Series B Preferred Stock, for accounting purposes, is being accreted up to redemption value from the date of issuance to the earliest redemption date of the instrument using the effective interest rate method. If the Series B Preferred Stock had been redeemed as of September 30, 2016 and December 31, 2015, the redemption amount applicable at each date would have been approximately $15.1 million and $14.6 million, respectively.

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
Preferred stock dividends are recorded at their fair value. If paid in cash, the amount paid represents fair value. If paid in kind, the fair value of the preferred stock dividends would be determined using valuation techniques that include a component representing the intrinsic value of the dividends (which represents the fair value of the common stock into which the preferred stock could be converted) and an option component (which is determined using the Black-Scholes Option Pricing Model). Dividends and accretion for each of the three months ended September 30, 2016 and 2015 were $0.2 million. Dividends and accretion for each of the nine months ended September 30, 2016 and 2015 were $0.6 million. Dividends were paid as required through February 28, 2016. The Company did not make the dividend payments due on May 28, 2016 and August 28, 2016 and does not anticipate making the payment due on November 28, 2016. In the event that we fail to pay dividends, in cash or in-kind, on the Series B Preferred Stock for an aggregate of at least eight quarterly dividend periods (whether or not consecutive), the holders of the Series B Preferred Stock will be entitled to vote at any meeting of the shareholders with the holders of the common shares and to cast the number of votes equal to the number of whole common shares into which the Series B Preferred Stock held by such holders are then convertible.  The amount recorded as temporary equity includes all unpaid dividends that may be payable upon redemption.

16. Subsequent Events

Settlement of Lease Obligations and Other Commitments

As part of the proposed financial restructuring of the Company, the Company and its subsidiaries have settled certain lease obligations and other commitments that would otherwise have required the future payment of $3.2 million for $1.9 million thereby resulting in savings to the Company of approximately $1.3 million. Included among such settlements, on October 25, 2016, each of CCF and TES entered into a settlement and termination agreement with certain equipment lessors whereby it acquired certain equipment and eliminated any ongoing lease obligations.

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
We currently provide a wide range of services to a diverse group of companies. In the nine months ended September 30, 2016, we provided services to approximately 400 companies. Our blue-chip customer base includes ConocoPhillips Company, Anadarko Petroleum Corporation, EOG Resources and Chesapeake Energy, among others. John E. Crisp, Charles C. Forbes, Jr. and our senior management team, have cultivated deep and ongoing relationships with these customers during their average of over 39 years of experience in the oilfield services industry. For the nine months ended September 30, 2016, we generated consolidated revenues of approximately $88.2 million.
We currently conduct our operations through the following two business segments:

•
Well Servicing. Our well servicing segment comprised 60.4% of consolidated revenues for the nine months ended September 30, 2016. At September 30, 2016, our well servicing segment utilized our fleet of 173 well servicing rigs, which was comprised of 159 workover rigs and 14 swabbing rigs, as well as six coiled tubing spreads, and other related assets and equipment. These assets are used to provide (i) well maintenance, including remedial repairs and removal and replacement of downhole production equipment, (ii) well workovers, including significant downhole repairs, re-completions and re-perforations, (iii) completion and swabbing activities, (iv) plugging and abandonment services, and (v) pressure testing of oil and natural gas production tubing and scanning tubing for pitting and wall thickness using tubing testing units.

•
Fluid Logistics. Our fluid logistics segment comprised 39.6% of consolidated revenues for the nine months ended September 30, 2016. Our fluid logistics segment utilized our fleet of owned or leased fluid transport trucks and related assets, including specialized vacuum, high-pressure pump and tank trucks, hot oil trucks, frac tanks, fluid mixing tanks, salt water disposal wells and facilities, and related equipment. These assets are used to provide, transport, store, and dispose of a variety of drilling and produced fluids used in, and generated by, oil and natural gas production. These services are required in most workover and completion projects and are routinely used in daily operations of producing wells.

We believe that our two business segments are complementary and create synergies in terms of selling opportunities. Our multiple lines of service are designed to capitalize on our existing customer base to grow it within existing markets, generate more business from existing customers, and increase our operating performance. By offering our customers the ability to reduce the number of vendors they use, we believe that we help improve our customers’ efficiency. This is demonstrated by the fact that 67.3% and 75.5% of our revenues for the three and nine months ended September 30, 2016 were from customers that utilized services of both of our business segments. Further, by having multiple service offerings that span the life cycle of the well, we believe that we have a competitive advantage over smaller competitors offering more limited services.

Recent Developments

Indenture Forbearance Agreement

On July 15, 2016, the Company and its domestic subsidiaries, or the Guarantor Subs, entered into a forbearance agreement, or the Indenture Forbearance Agreement, with holders of over a majority of the Company’s 9% senior notes due 2019, or the Forbearing Holders, pursuant to the indenture, dated as of June 7, 2011, among the Company, as issuer, the Guarantor Subs, as subsidiary guarantors, and Wells Fargo Bank, National Association, as trustee, governing the terms of the 9% senior notes due 2019, or the 9% Senior Indenture. Pursuant to the Indenture Forbearance Agreement, the Forbearing Holders agreed that they would forbear through September 16, 2016 from exercising default remedies or accelerating any indebtedness under the 9% Senior Indenture resulting from the Company’s failure to make its semi-annual interest payment due on June 15, 2016 on the 9% senior notes due 2019, or the Missed Interest Payment.
Subsequent to the entrance of the Indenture Forbearance Agreement, the Company, the Guarantor Subs and the Forbearing Holders have entered into amendments to the Indenture Forbearance Agreement to extend the forbearance period under the Indenture Forbearance Agreement, which, as of November 14, 2016, is set to expire on the earlier to occur of (i) 11:59 p.m. Central Time on November 15, 2016 and (ii) certain other specified events under the terms of the Indenture Forbearance Agreement, including the termination of the Loan Forbearance Agreement (as defined below).

Loan Forbearance Agreement

As previously disclosed, on July 15, 2016, the Company and the Guarantor Subs entered into a forbearance agreement and an amendment, or the Loan Forbearance Agreement, to the Company’s loan and security agreement, dated as of September 9, 2011, or the Loan Agreement, with Regions Bank, as agent for the secured parties, or the Agent, and the lenders party thereto, or the Lenders. Pursuant to the Loan Forbearance Agreement, the Agent and the Lenders, or the Loan Forbearing Parties, agreed that they would forbear through October 14, 2016 from exercising default remedies or accelerating any indebtedness under the Loan Agreement resulting from the Missed Interest Payment.
On October 14, 2016, the Company, the Guarantor Subs and the Loan Forbearing Parties entered into the First Amendment to Forbearance Agreement and Fourth Amendment to Loan and Security Agreement, or the Loan Forbearance Agreement Amendment, to extend the forbearance period under the Loan Forbearance Agreement until the earlier to occur of (i) 5:01 p.m. on December 28, 2016 and (ii) certain other specified events under the terms of the Loan Forbearance Agreement. In connection with the Loan Forbearance Agreement, as amended, the Company is required to maintain cash on deposit of no less than $17.5 million with Agent, and the lenders under the Loan Agreement are not obligated to make additional advances.
The Company and the Guarantor Subs entered into the Second Forbearance Amendment and the Loan Forbearance Agreement Amendment to provide the Company and the Guarantor Subs with additional time to continue discussions with the Forbearing Holders and the Loan Forbearing Parties with respect to a proposed financial restructuring of the Company.
The Company and the Guarantor Subs entered into the Indenture Forbearance Agreement and the Loan Forbearance Agreement, each as amended, or the Forbearance Agreements, to provide the Company and the Guarantor Subs with time to continue discussions with the Forbearing Holders and the Loan Forbearing Parties with respect to a proposed capital restructuring of the Company. As previously disclosed, the Company has engaged financial and legal advisors to assist it in evaluating potential strategic alternatives.
There can be no assurance that the Company and the Guarantor Subs will reach any agreement with the Forbearing Holders and the Loan Forbearing Parties on a capital restructuring of the Company by the end of the forbearance periods under the Forbearance Agreements, if at all, or that the forbearance periods under the Forbearance Agreements will be extended. Failure to reach an agreement with the Forbearing Holders and the Loan Forbearing Parties prior to the expiration of the Indenture Forbearance Agreement and the Loan Forbearance Agreement, each as amended, would allow the trustee or the holders of the 9% senior notes due 2019, or the 9% Senior Notes, or the Lenders to accelerate the 9% Senior Notes and the loans or seek other remedies, which would jeopardize the Company’s ability to continue its current operations. If the Lenders accelerate the maturity of the Company’s debt, the Company will not have sufficient cash on hand or borrowing capacity to satisfy the obligations, and may not be able to pay its debts or refinance it on acceptable terms. If the Company fails to successfully complete a capital restructuring or should any of the Company's indebtedness be accelerated, the Company does not have adequate liquidity to fund its operations, nor meet its obligations (including its debt payment obligations) and continue as a going concern and may be forced to seek relief under Chapter 11 of the U.S. Bankruptcy Code (or an involuntary petition for bankruptcy relief or similar creditor action may be filed against it).

Settlement of Lease Obligations and Other Commitments

As part of the proposed financial restructuring of the Company, the Company and its subsidiaries have settled certain lease obligations and other commitments that would otherwise have required the future payment of $3.2 million for $1.9 million thereby resulting in savings to the Company of approximately $1.3 million. Included among such settlements, on October 25, 2016, each of CCF and TES entered into a settlement and termination agreement with certain equipment lessors whereby it acquired certain equipment and eliminated any ongoing lease obligations.

Factors Affecting Results of Operations

Market Conditions

The oil and gas industry has experienced a substantial decline in oil exploration and production activity that began in the fourth quarter of 2014 and has continued through the third quarter of 2016. The price of West Texas Intermediate, or WTI, oil fell precipitously from a price of $104 per barrel as of June 30, 2014 to a low of approximately $26 on February 11, 2016. Since then, the price of WTI oil has experienced a modest recovery and settled into a trading range of roughly $39 to $48 per barrel during the third quarter of 2016.  On September 30, 2016, the price of WTI oil closed at $47.72 per barrel. In response to this precipitous drop in WTI oil prices, exploration and production companies decreased the number of U.S. drilling rigs from a peak high of 1,873 as of June 30, 2014 to 522 as of September 30, 2016, which accounts for a 72.1% decrease.  During this period, Texas drilling rig count dropped from an average monthly high of 903 in November of 2014 to an average of 243 in September of 2016, a decrease of 73.1%.

Below are three charts that provide total U.S. rig counts, total Texas rig counts and WTI oil price trends for the twelve months ended September 30, 2016 and 2015.

Source: Rig counts are per Baker Hughes, Inc. (www.bakerhughes.com). Rig counts are the averages of the weekly rig count activity.

The declines in oil and natural gas prices and oil and exploration activity have created a more challenging market for the provision of our services. In response to the current market conditions, the Company has implemented cost reduction measures and will continue to analyze cost reduction opportunities while ensuring that appropriate functions and capacity are preserved to allow the Company to be opportunistic when market conditions improve.  Cost reductions, which began in the fourth quarter of 2014 and continued through the third quarter of 2016, include reductions in headcount, labor rates, bonuses, over-time, travel and entertainment, vendor pricing, and other cost controls that contribute to earnings.  The Company has also consolidated locations where levels of activity dictate greater efficiencies with operations performed out of a single location. Capital spending has largely been limited to capital commitments incurred before the market downturn and the purchase of equipment under operating leases nearing the end of their term.

As the Company expects pricing for its services to remain very competitive through the remainder of 2016 and utilization to remain challenging, costs and structure will continually be evaluated based on the changing market conditions with a focus on continuous process improvements.

Oil and Natural Gas Prices

Demand for well servicing and fluid logistics services is generally a function of the willingness of oil and natural gas companies to make operating and capital expenditures to explore for, develop and produce oil and natural gas, which in turn is affected by current and anticipated levels of oil and natural gas prices. Exploration and production spending is generally categorized as either operating expenditures or capital expenditures. Activities by oil and natural gas companies designed to add oil and natural gas reserves are classified as capital expenditures, and those associated with maintaining or accelerating production, such as workover and fluid logistics services, are categorized as operating expenditures. Operating expenditures are typically more stable than capital expenditures and are less sensitive to oil and natural gas price volatility. However, in the current market environment our customers are even limiting these expenditures. In contrast, capital expenditures by oil and natural gas companies for drilling are more directly influenced by current and expected oil and natural gas prices and generally reflect the volatility of commodity prices including the precipitous decline in oil and natural gas prices that began in late 2014 and continued through the third quarter of 2016 with only a recent modest increase in the price of oil.

Workover Rig Rates

Our well servicing segment revenues are dependent on the prevailing market rates for workover rigs. Utilization decreased by 16.4% in the third quarter of 2016 compared to the same period in 2015, while rates decreased by 23.3%.

Fluid Logistics Rates

Our fluid logistics segment revenues are dependent on the prevailing market rates for fluid transport trucks and the related assets, including specialized vacuum, high-pressure pump and tank trucks, hot oil trucks, frac tanks, fluid mixing tanks and salt water disposal wells. Pricing and utilization decreased through 2015 and continued to decrease through the nine months ended September 30, 2016 in response to market conditions.

Operating Expenses

During the third quarter of 2016, operating expenses decreased at a slightly slower rate than the reduction in revenues in both the well servicing and fluid logistics segments. Most variable costs, which are directly tied to revenues, decreased comparably with, or more than, the decrease in revenues; however, those decreases were partially offset by the factors noted below under Results of Operations. Future earnings and cash flows will be dependent on our ability to manage our overall cost structure as well as continued efforts to maintain or increase rates to customers.

Capital Expenditures

During the third quarter of 2016, capital expenditures primarily consisted of purchases of pickup trucks and vacuum trucks whose operating leases had reached the end of their term.

Results of Operations

The following discussion, as well as the discussion found under "Liquidity and Capital Resources," compares our consolidated financial information for the three months ended September 30, 2016 to the three months ended September 30, 2015.

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

The following table compares our operating results for the three months ended September 30, 2016 and 2015 (in thousands, except percentages). Operating expenses exclude general and administrative expenses, depreciation, and amortization.

	Revenue		Operating Expenses, excluding depreciation, amortization and impairment
	2016	2015	2016	% of revenue	2015	% of revenue	Change	% Change
Well Servicing	$17,739	$35,390	$14,685	82.8%	$28,500	80.5%	$(13,815)	(48.5)%
Fluid Logistics	10,118	20,167	9,678	95.7%	18,215	90.3%	(8,537)	(46.9)%
Total	$27,857	$55,557	$24,363	87.5%	$46,715	84.1%	$(22,352)	(47.8)%
The following table compares segment profits for the three months ended September 30, 2016 and 2015 (in thousands, except percentages).

	2016		2015
	Amount	Gross margin % (1)	Amount	Gross margin % (1)
Well Servicing	$3,054	17.2%	$6,890	19.5%
Fluid Logistics	440	4.3%	1,952	9.7%
Total	$3,494	12.5%	$8,842	15.9%
(1) Excluding depreciation and amortization.
.
Consolidated Revenues. The decrease in consolidated revenues is a result of a continuing decline in activity in both the well servicing and fluid logistics segments in the third quarter of 2016 as compared to the same period in 2015 due to the continuing market decline as described more fully under "Market Conditions" above. These decreases in revenues were driven by price concessions and a decrease in billable hours for both our well servicing and fluid logistics segments.
Well Servicing. Our well servicing segment revenues are dependent on the prevailing market rates and utilization of our workover rigs, coiled tubing units and tubing testing units. Revenues from the well servicing segment decreased by $17.6 million or 49.9% from the third quarter of 2015 to the third quarter of 2016 due to a decline in both utilization and rates.

Fluid Logistics. The current market decline resulted in revenues from the fluid logistics segment decreasing due to a decrease in trucking hours, price reductions, and decreased frac tank rentals for the three months ended September 30, 2016 when compared to the same period ended September 30, 2015. Billable trucking hours decreased during the three months ended September 30, 2016 by approximately 44.6% when compared to the three months ended September 30, 2015. Skim oil revenues declined with lower activity and skim oil sales prices. Our principal fluid logistics assets at September 30, 2016 and 2015 were as follows:

	September 30,
	2016	2015
Fluid Logistics segment:
Vacuum trucks (1)	447	453
Other heavy trucks	107	144
Frac tanks (3)	3,044	3,060
Salt water disposal wells (2)	22	23

(1) At September 30, 2016, 24 vacuum trucks included in the above equipment count were leased.
(2) At September 30, 2016, 15 salt water disposal wells, included in the above well count, were subject to ground leases or other operating arrangements to third parties. The above well count does not include one well that has been permitted and drilled but has not been completed.
(3) At September 30, 2016, 88 frac tanks included in the above frac tank count were leased.

Consolidated Operating Expenses. The decrease in direct operating expenses for the three months ended September 30, 2016 as compared to the same period in the prior year was attributable to lower operating hours related to the industry downturn. The increase in consolidated operating expenses as a percentage of revenue was primarily due to the factors noted directly below under the well servicing and fluid logistics operating expense sections.
Well Servicing. Direct operating costs as a percentage of revenues were 82.8% and 80.5% for the three months ended September 30, 2016 and 2015, respectively, an increase of 2.3%.  The primary factors causing the increase were wage expense declining at a slower rate than the decline in revenues, and repairs and maintenance expense also dropping at a slower rate than the decline in revenues due to certain repairs required during the current quarter. These were partially offset by a decrease in insurance expense primarily driven by a $0.9 million adjustment in the actuarial accrual of outstanding liabilities under the self-funded portion of the Company’s insurance program, as well as a reduction in operating lease expense of approximately $1.3 million resulting from the Company purchasing assets as leases reached their terms.
Fluid Logistics. Direct operating costs as a percentage of revenues were 95.7% and 90.3% for the three months ended September 30, 2016 and 2015, respectively, an increase of 5.4%. The driving factors for the increase were wage expense declining at a slower rate than revenues due to an increase in overtime wages as a percentage of revenues, an increase in fuel expense as a percentage of revenues due to the fuel prices remaining stable as compared to our rate per hour which decreased, and a $0.5 million shift in gain/loss on disposal of assets. In the third quarter of 2015, the Company recognized a $0.3 million gain on disposal of assets as compared to the third quarter of 2016 where the Company recognized a loss of $0.2 million on disposal of assets. These changes were partially offset by a reduction in operating lease expense of approximately $1.1 million resulting from the Company purchasing assets as leases reached their terms.
General and Administrative Expenses. General and administrative expenses decreased by approximately $2.2 million to $4.2 million for the three months ended September 30, 2016 as compared to $6.3 million for the same period in 2015. General and administrative expenses as a percentage of revenues were 15.0% and 11.4% for the three months ended September 30, 2016 and September 30, 2015, respectively. The increase was primarily due to insurance costs declining at a slower rate than the decline in revenues and professional fees remaining constant between the two quarters as revenues dropped by 50.0%.
Depreciation and Amortization. Depreciation and amortization expenses decreased by $1.2 million, or 8.8%, to $12.5 million for the three months ended September 30, 2016 as compared to $13.7 million for the same period in 2015. The decrease was due to lower capital expenditures, along with the steady decline in our asset base, as assets become fully depreciated.
Interest and Other Expenses. Interest and other expenses were comparable for the three months ended September 30, 2016 as compared to the same period in the prior year.
Income Taxes. We recognized an income tax benefit of $0.0 million and $4.7 million for the three months ended September 30, 2016 and 2015, respectively. Our effective tax rate for the three months ended September 30, 2016 is 0.0% compared to 26.0% for the same period in the prior year. The difference in the tax rate is primarily due to application of a valuation allowance in 2016. With respect to the application of a valuation allowance, the management team considered the likelihood of realizing the future benefits associated with the Company's existing deductible temporary differences and carryforwards. As a result of this analysis, and based on the current year pre-tax loss and a cumulative loss in the prior three fiscal years, management determined that it is not more likely than not that the future benefit associated with all of the Company's existing deductible temporary differences and carryforwards will be realized. As a result, the Company maintained a valuation allowance against all of its net deferred tax assets. Management evaluates the recoverability of our deferred income tax assets by assessing the need for a valuation allowance on a quarterly basis. If the Company determines that it is more likely than not that our deferred tax assets will be recovered, the valuation allowance will be reduced.
Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015
The following table compares our operating results for the nine months ended September 30, 2016 and 2015 (in thousands, except percentages). Operating expenses exclude general and administrative expenses, depreciation, and amortization.

	Revenue		Operating Expenses, excluding depreciation, amortization and impairment
	2016	2015	2016		% of revenue	2015	% of revenue	Change	% Change
Well Servicing	$53,248	$125,606	$47,074		88.4%	$94,562	75.3%	$(47,488)	(50.2)%
Fluid Logistics	34,951	77,094	33,770	(2)	96.6%	61,795	80.2%	(28,025)	(45.4)%
Total	$88,199	$202,700	$80,844		91.7%	$156,357	77.1%	$(75,513)	(48.3)%
The following table compares segment profits for the nine months ended September 30, 2016 and 2015 (in thousands, except percentages).

	2016			2015
	Amount		Gross margin % (1)	Amount	Gross margin % (1)
Well Servicing	6,174		11.6%	31,044	24.7%
Fluid Logistics	1,181	(2)	3.4%	15,299	19.8%
Total	$7,355		8.3%	46,343	22.9%
(1) Excluding depreciation and amortization.
(2) Excluding loss on impairment of assets of $14.5 million.
Consolidated Revenues. The decrease in consolidated revenues is a result of decreased activity in the well servicing and fluid logistics segments for the nine months ended September 30, 2016 as compared to the same period in 2015 due to the current decrease in spending by our customers during this period of low oil and natural gas prices.

Well Servicing. Our well servicing segment revenues are dependent on the prevailing market rates and utilization of our workover rigs, coiled tubing units and tubing testing units. Revenues from the well servicing segment decreased by $72.4 million, or 57.6%, from the third quarter of 2015 to the third quarter of 2016 due to a decline in utilization and rates.

Fluid Logistics. Revenues from the fluid logistics segment decreased due to a decrease in trucking hours and price reductions in addition to a decrease in frac tank rentals for the nine months ended September 30, 2016 when compared to the same period ended September 30, 2015. Billable trucking hours decreased during the nine months ended September 30, 2016 approximately 49.9% when compared to the nine months ended September 30, 2015. Utilization and rate decreases resulted from the current market downturn. Skim oil revenues declined with lower activity and skim oil sales prices.

Consolidated Operating Expenses. The decrease in direct operating expenses for the nine months ended September 30, 2016 as compared to the same period in the prior year was attributable to lower operating hours related to the industry downturn. The increase in consolidated operating expenses as a percentage of revenue was primarily due to the factors noted directly below under the well servicing and fluid logistics operating expense sections.
Well Servicing. Direct operating costs as a percentage of revenues were 88.4% and 75.3% for the nine months ended September 30, 2016 and 2015, respectively, an increase of 13.1%.  This increase was primarily due to a jump in insurance expense largely driven by an increase of approximately $1.1 million in workers compensation deductible insurance, which the Company did not have in 2015, an increase in bad debt expense of $0.4 million over the prior year as it has become more difficult for customers to pay their bills under current market conditions, and a large swing of $0.9 million in gain/loss on disposal of assets. In 2015, the Company recognized a gain of $0.4 million on disposal of assets as compared to 2016 where the Company recognized a loss of $0.5 million on disposal of assets. These were partially offset by a reduction in operating lease expense of approximately $1.8 million resulting from the Company purchasing assets as leases reached their terms.

Fluid Logistics. Direct operating costs as a percentage of revenues were 96.6% and 80.2% for the nine months ended September 30, 2016 and 2015, respectively, an increase of 16.4%. This increase was primarily due to a jump in insurance expense largely driven by an increase of approximately $0.6 million in workers compensation deductible insurance, which the Company did not have in 2015, an increase in frac tank expense in comparison to the prior year due to the resolution in the first half of 2015 of a settlement from a prior year's dispute which resulted in a reduction in frac tank expense in the first half of 2015 of just under $0.8 million, and an increase in bad debt expense of $0.3 million over the prior year as it has become more difficult for customers to pay their bills under current market conditions. These were partially offset by a reduction in operating lease expense of approximately $2.7 million resulting from the Company purchasing assets as leases reached their terms.
General and Administrative Expenses. General and administrative expenses decreased by approximately $7.1 million to $15.3 million for the nine months ended September 30, 2016 as compared to 22.4 million for the same period in 2015. General and administrative expense as a percentage of revenues was 17.4% and 11.1% for the nine months ended September 30, 2016 and 2015, respectively. The increase was primarily due to insurance costs declining at a slower rate than the decline in revenues and professional fees remaining constant between the two periods as revenues dropped by 56.5%.
Depreciation and Amortization. Depreciation and amortization expenses decreased by $1.9 million, or 4.6%, to $39.7 million for the nine months ended September 30, 2016 as compared to $41.6 million for the same period in 2015. The decrease was due to lower capital expenditures, along with the steady decline in our asset base, as assets become fully depreciated.

Interest and Other Expenses. Interest and other expenses were comparable for the nine months ended September 30, 2016 as compared to the same period in the prior year.
Income Taxes. We recognized an income tax expense of $37.9 thousand and an income tax benefit of $11.7 million for the nine months ended September 30, 2016 and September 30, 2015, respectively. Our effective tax rate for the nine months ended September 30, 2016 is (0.1)% compared to 30.5% for the same period in the prior year. The difference in the tax rate is due to the application of a valuation allowance in 2016. With respect to the application of a valuation allowance, the management team considered the likelihood of realizing the future benefits associated with the Company's existing deductible temporary differences and carryforwards. As a result of this analysis, and based on the current year pre-tax loss and a cumulative loss in the prior three fiscal years, management determined that it is not more likely than not that the future benefit associated with all of the Company's existing deductible temporary differences and carryforwards will be realized. As a result, the Company maintained a valuation allowance against all of its net deferred tax assets. Management evaluates the recoverability of our deferred income tax assets by assessing the need for a valuation allowance on a quarterly basis. If the Company determines that it is more likely than not that our deferred tax assets will be recovered, the valuation allowance will be reduced.

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
As of September 30, 2016, the Company had $53.0 million in unrestricted cash and cash equivalents, $296.4 million in contractual debt and capital leases. Also, as of September 30, 2016, we had 588,059 outstanding shares of Series B Preferred Stock, which is reflected in the balance sheet as temporary equity in the amount of $15.1 million. During periods when the Company's common stock maintains a five-day volume weighted average trading price above $3.33 per share, the Series B Preferred Stock is redeemable, in whole or in part, at the Company's option for a price of $25 per share, plus accrued and unpaid dividends. Nevertheless, if the Company elects to redeem the Series B Preferred Stock, the holders thereof would have the opportunity prior to redemption to convert each share of the Series B Preferred Stock into nine shares of common stock. In May 2017, the Company is required to redeem the Series B Preferred Stock at 95% of the fair market value of the common stock, into which the Series B Preferred Stock is convertible, as determined in accordance with the certificate of designation of the Series B Preferred Stock. Dividends were paid as required through February 28, 2016. The Company did not make the dividend payments due on May 28, 2016 and August 28, 2016 and does not anticipate making the payment due on November 28, 2016.  In the event that we fail to pay dividends, in cash or in-kind, on the Series B Preferred Stock for an aggregate of at least eight quarterly dividend periods (whether or not consecutive), the holders of the Series B Preferred Stock will be entitled to vote at any meeting of the shareholders with the holders of the common shares and to cast the number of votes equal to the number of whole common shares into which the Series B Preferred Stock held by such holders are then convertible.  The amount recorded as temporary equity includes all unpaid dividends that may be payable upon redemption.
The $296.4 million in contractual debt was comprised of $277.4 million in Senior Notes, net of deferred financing costs, $4.0 million in equipment notes and $15.0 million drawn on our revolving credit facility. Of our total debt, $295.8 million was short-term debt outstanding or the current portion of long-term debt and $0.6 million of the outstanding contractual debt was classified as long-term debt. We incurred $2.2 million and $7.0 million for capital equipment acquisitions during the three and nine months ended September 30, 2016, respectively, compared to $0.7 million and $8.2 million for the three and nine months ended September 30, 2015, respectively. In connection with the Loan Forbearance Agreement, during the forbearance period, the Lenders are not obligated to make further advances to the Company under the Loan Agreement.
On September 9, 2011, the Company entered into the Loan Agreement. The Loan Agreement, as amended, provides for an asset based revolving credit facility with a maximum borrowing credit of $90.0 million subject to borrowing base availability, any reserves established by the facility agent in its discretion, compliance with a fixed coverage charge ratio covenant if availability under the facility falls below certain thresholds and, for borrowings above $75.0 million, compliance with the debt incurrence covenant in the 9% Senior Indenture that prohibits the incurrence of debt except for certain limited exceptions, including indebtedness incurred under the permitted credit facility debt basket to the greater of $75.0 million or 18% of our Consolidated Tangible Assets (as defined in the 9% Senior Indenture) reported for the last fiscal quarter for which financial statements are available. Under the 9% Senior Indenture, Consolidated Tangible Assets is defined as our total assets, determined on a consolidated basis in accordance with GAAP, excluding unamortized debt discount and expenses and other unamortized deferred charges, to the extent such items are non-cash expenses or charges, goodwill, patents, trademarks, service marks, trade names, copyrights and other items properly classified as intangibles in accordance with GAAP. As of September 30, 2016, 18% of our Consolidated Tangible Assets was approximately $59.3 million. Under the Loan Agreement, our borrowing base at any time is equal to (i) 85% of eligible accounts, which are determined by the Agent in its reasonable discretion, plus (ii) the lesser of 85% of the appraised value, subject to certain adjustments, of our equipment that has been properly pledged and appraised, is in good operating condition and is located in the United States, or 100% of the net book value of such equipment, minus (iii) any reserves established by the Agent in its reasonable discretion.
As amended, the Loan Agreement has a stated maturity of July 26, 2018. In June 2015, FES LLC borrowed $15.0 million under the facility. As of September 30, 2016, the facility had a revolving loan balance outstanding of $15.0 million and $9.1 million in letters of credit outstanding against the facility. Absent the effect of the event of default resulting from the non-payment of interest due on June 15, 2016 on the 9% Senior Notes and the related Loan Forbearance Agreement, the borrowing availability under the facility would be $50.9 million.
The Loan Agreement contains customary covenants for an asset-based credit facility, which include (i) restrictions on certain mergers, consolidations and sales of assets; (ii) restrictions on the creation or existence of liens; (iii) restrictions on making certain investments; (iv) restrictions on the incurrence or existence of indebtedness; (v) restrictions on transactions with affiliates; (vi) requirements to deliver financial statements, reports and notices to the Agent and (vii) a springing requirement to maintain a consolidated Fixed Charge Coverage Ratio (which is defined in the Loan Agreement) of 1.1:1.0 in the event that our excess availability under the credit facility falls below the greater of $11.3 million or 15.0% of our maximum credit under the facility for sixty consecutive days; provided that, the restrictions described in (i)-(v) above are subject to certain exceptions and permissions limited in scope and dollar value. The Loan Agreement also contains customary representations and warranties and event of default provisions.
Borrowings under the Loan Agreement bear interest at a rate equal to either (a) the LIBOR rate plus an applicable margin of between 2.00% to 2.50% based on borrowing availability or (b) a base rate plus an applicable margin of between 1.00% to 1.50% based on borrowing availability, where the base rate is equal to the greater of the prime rate established by Regions Bank, the overnight federal funds rate plus 0.50% or the LIBOR rate for a one-month period plus 1.00%. The Company's interest rate as of September 30, 2016 was 2.5%.

In June 2011, the Company issued $280.0 million aggregate principal amount of the 9% Senior Notes. The 9% Senior Indenture and the Loan Agreement, governing our senior secured revolving credit facility impose significant restrictions on us and increase our vulnerability to adverse economic and industry conditions that could limit our ability to obtain additional or replacement financing. For example, the 9% Senior Indenture only allows us to incur indebtedness, other than certain specific types of permitted indebtedness, if such indebtedness is unsecured and if the Fixed Charge Coverage Ratio (as defined in the 9% Senior Indenture) for the most recently completed four full fiscal quarters is at least 2.0 to 1.0. We are currently able to incur indebtedness under this ratio. Our credit facility only allows us to incur specific types of permitted indebtedness, which includes a $40.0 million basket of permitted indebtedness for capital leases, mortgage financings or purchase money obligations incurred for the purpose of installation or improvement of property, plant or equipment.

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

Forbearance Agreements

Refer to the Recent Developments section above for details regarding the forbearance agreements the Company has recently entered into and subsequent amendments. There are no new liquidity restrictions in the First Amendment to the Loan Forbearance Agreement; however in connection with that agreement, as noted above, the Company is required to maintain cash on deposit of no less than $17.5 million with Agent, and the lenders under the Loan Agreement are not obligated to make additional advances.

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

Cash Flows from Operating Activities

Cash flows used in operating activities was $2.5 million for the nine months ended September 30, 2016 and cash flows provided by operating activities was $46.1 million for the nine months ended September 30, 2015. The decrease in cash from operating activities of $48.7 million was primarily a combination of a larger net loss in the first three quarters of 2016 compared to the same period in 2015, coupled with a reduction in cash provided by the change in accounts receivable. This was largely offset by the Company's election not to make its $12.6 million semi-annual interest payment due on the 9% Senior Notes on June 15, 2016.

Cash Flows from Investing Activities

Cash flows used in investing activities was $15.7 million for the nine months ended September 30, 2016 compared to $5.4 million for the same period in 2015. The change was primarily due to a $9.5 million change in restricted cash, as the Company cash collateralized its letters of credit during the third quarter of 2016.
Cash Flows from Financing Activities

Cash flows used in financing activities was $3.3 million for the nine months ended September 30, 2016 and cash flows provided by financing activities was $9.8 million for the nine months ended September 30, 2015, a reduction of approximately $13.1 million, primarily due to a $15 million draw on our revolving credit facility in the second quarter of 2015.

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

Contractual Obligations and Financing

In May 2017, the Company is required to redeem any of its shares of Series B Preferred Stock then outstanding. Such mandatory redemption may, at the Company’s election, be paid in cash or common stock (valued for such purpose at 95% of the then fair market value of the common stock). As of September 30, 2016, we had 588,059 shares of Series B Preferred Stock outstanding.

The table below provides estimated timing of future payments for which we were obligated as of September 30, 2016.

Actual	Total	2016	2017-2018	2019-2020	Thereafter
	(dollars in thousands)
Maturities of long-term debt, including current portion, excluding capital lease obligations (1)	$295,000	$295,000	$—	$—	$—
Capital lease obligations	3,994	931	2,819	244	—
Operating lease commitments	8,002	737	2,571	1,095	3,599
Interest on debt (2)	87,791	25,427	50,627	11,737	—
Series B senior preferred stock dividends	919	613	306	—	—
Series B senior preferred stock redemption	14,702	—	14,702	—	—
Total	$410,408	$322,708	$71,025	$13,076	$3,599

(1) As a result of the Company entering into the forbearance agreements discussed in Note 3 - Basis of Presentation, the $15 million drawn on the revolving credit facility and the $280 million outstanding on the 9% Senior Notes are both classified as current in this table and in the condensed consolidated balance sheet.
(2) The 2016 interest on debt figure includes the $12.6 million Missed Interest Payment discussed in Note 3 - Basis of Presentation. The 2017-2018 and 2019-2020 interest on debt figures are comprised of the $12.6 million semi-annual interest payments that would be due on the 9% Senior Notes every June 15th and December 15th under the agreement. If the $280 million outstanding on the 9% Senior Notes becomes due immediately, future interest on that debt would not be owed.

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

Impairment
During the second quarter of 2016, the Company experienced a triggering event resulting from the continuing decline in operating revenues due to an industry-wide slowdown, which began in the second half of 2014. An impairment loss of $14.5 million was recorded as a component of operating expenses based on the amount that the carrying value of certain intangibles exceeded the fair value of such intangibles during the second quarter of 2016. The Company did not experience any triggering events in the third quarter.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the market risk disclosures set forth in Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2016, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures over financial reporting were effective.

Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13-a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

There are no pending material legal proceedings, and the Company is not aware of any material threatened legal proceedings, to which the Company is a party or to which its property is subject that would have a material adverse effect on the Company's financial statements as of September 30, 2016.

Item 1A.	Risk Factors

A description of our risk factors can be found in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015 and under item 1 of Part II of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.

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

On September 27, 2016, the Company received notice from the Staff indicating that the Staff had determined to delist the Company's securities from the NASDAQ Capital Market due to the Company's continued non-compliance with the minimum bid price requirement as of September 26, 2016, unless the Company timely requests a hearing before the NASDAQ Hearings Panel, or the Panel. The Company filed such a request on October 3, 2016 and is currently scheduled to appear before the Panel on November 17, 2016.

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
Forbearance Agreement and Fourth Amendment to Loan and Security Agreement made and entered into on July 15, 2016, by and among Forbes Energy Services Ltd., Forbes Energy Services LLC, TX Energy Services, LLC, C.C. Forbes, LLC, Forbes Energy International, LLC, lenders party thereto and Regions Bank, as agent for such lenders and other secured parties (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 filed August 15, 2016).

10.2	—
Forbearance Agreement made and entered into on July 15, 2016, by and among Forbes Energy Services Ltd., as issuer, or the issuer, of the 9% senior notes due 2019, or the Notes, issued pursuant to that certain indenture dated as of June 7, 2011 by and among the Issuer, Guarantors (as defined below) and Wells Fargo Bank, National Association, as trustee, Forbes Energy Services LLC, TX Energy Services, LLC, C.C. Forbes, LLC and Forbes Energy International, LLC, or the Guarantors, and certain beneficial holders of the Notes party thereto (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 filed August 15, 2016).

10.3	—
Amendment No. 1 to the Forbearance Agreement, dated as of September 13, 2016, by and among Forbes Energy Services Ltd., as issuer, or the Issuer, of the 9% senior notes due 2019, or the Notes, issued pursuant to that certain indenture dated as of June 7, 2011 by and among the Issuer, the Guarantors (as defined below) and Wells Fargo Bank, National Association, as trustee, Forbes Energy Services, LLC, TX Energy Services, LLC, C.C. Forbes, LLC and Forbes Energy International, LLC, or the Guarantors, and certain beneficial holders of the Notes party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 16, 2016).

10.4	—	Amendment No. 2 to the Forbearance Agreement, dated as of October 14, 2016 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed October 18, 2016).
10.5	—
First Amendment to Forbearance Agreement and Fourth Amendment to Loan and Security Agreement made and entered into on October 14, 2016 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed October 18, 2016).

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

FORBES ENERGY SERVICES LTD.

November 14, 2016	By:	/s/ JOHN E. CRISP
John E. Crisp Chairman, Chief Executive Officer and President (Principal Executive Officer)

November 14, 2016	By:	/S/ L. MELVIN COOPER
L. Melvin Cooper Senior Vice President, Chief Financial Officer and Assistant Secretary (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Number		Description of Exhibits
3.1	—
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
Forbearance Agreement and Fourth Amendment to Loan and Security Agreement made and entered into on July 15, 2016, by and among Forbes Energy Services Ltd., Forbes Energy Services LLC, TX Energy Services, LLC, C.C. Forbes, LLC, Forbes Energy International, LLC, lenders party thereto and Regions Bank, as agent for such lenders and other secured parties (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 filed August 15, 2016).

10.2	—
Forbearance Agreement made and entered into on July 15, 2016, by and among Forbes Energy Services Ltd., as issuer, or the issuer, of the 9% senior notes due 2019, or the Notes, issued pursuant to that certain indenture dated as of June 7, 2011 by and among the Issuer, Guarantors (as defined below) and Wells Fargo Bank, National Association, as trustee, Forbes Energy Services LLC, TX Energy Services, LLC, C.C. Forbes, LLC and Forbes Energy International, LLC, or the Guarantors, and certain beneficial holders of the Notes party thereto (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 filed August 15, 2016).

10.3	—
Amendment No. 1 to the Forbearance Agreement, dated as of September 13, 2016, by and among Forbes Energy Services Ltd., as issuer, or the Issuer, of the 9% senior notes due 2019, or the Notes, issued pursuant to that certain indenture dated as of June 7, 2011 by and among the Issuer, the Guarantors (as defined below) and Wells Fargo Bank, National Association, as trustee, Forbes Energy Services, LLC, TX Energy Services, LLC, C.C. Forbes, LLC and Forbes Energy International, LLC, or the Guarantors, and certain beneficial holders of the Notes party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 16, 2016).

10.4	—	Amendment No. 2 to the Forbearance Agreement, dated as of October 14, 2016 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed October 18, 2016).
10.5	—
First Amendment to Forbearance Agreement and Fourth Amendment to Loan and Security Agreement made and entered into on October 14, 2016 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed October 18, 2016).

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