Form 10-K/A
period 2016-12-31
Forbes Energy Services Ltd.
filed 2017-04-27
CIK 1434842

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________________
Form 10-K/A
(Amendment No. 1)
____________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-35281
____________________________________________________________
Forbes Energy Services Ltd.
(Exact name of registrant as specified in its charter)
____________________________________________________________

Delaware	98-0581100
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3000 South Business Highway 281 Alice, Texas	78332
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (361) 664-0549
Securities registered pursuant to Section 12(b) of the Act: None.
Securities registered pursuant to Section 12(g) of the Act:
Title of Each Class
Common Stock, par value $0.01 per share
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

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    ☐  Yes    ☒  No
The aggregate market value of shares of common stock, par value $0.04 per share, held by non-affiliates of the registrant as of the last business day of the most recently completed second fiscal quarter, June 30, 2016, was approximately $3.8 million based on the closing sales price of the registrant’s common stock, par value $0.04 per share, as reported by the NASDAQ Capital Market on June 30, 2016 of $0.18 per share and 21,140,907 shares held by non-affiliates.
As of April 27, 2017, there were 5,249,997 shares of common stock, par value $0.01 per share, outstanding.

FORBES ENERGY SERVICES LTD. AND SUBSIDIARIES (a/k/a the “Forbes Group”)

		Page

PART III
Item 10.	Directors, Executive Officers and Corporate Governance	2

Item 11.	Executive Compensation	6

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	13

Item 13.	Certain Relationships and Related Transaction, and Director Independence	16

Item 14.	Principal Accounting Fees and Services	19
PART IV
Item 15.	Exhibits, Financial Statement Schedules	20

i

EXPLANATORY NOTE
Forbes Energy Services Ltd., or the Company, is filing this Amendment No. 1 on Form 10-K/A, or this Amendment, to its Annual Report on Form 10-K for the fiscal year ended December 31, 2016, or the Original Form 10-K, which was filed with the Securities and Exchange Commission, or the SEC, on March 31, 2017. The Company is filing this Amendment solely to include information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K. This information was previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from a definitive proxy statement if such statement is filed no later than 120 days after the Company’s fiscal year end.
On January 22, 2017, the Company and its domestic subsidiaries, or collectively, the Debtors, filed voluntary petitions for reorganization under chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Texas-Corpus Christi Division, or the Bankruptcy Court, pursuant to the terms of a restructuring support agreement that contemplated the reorganization of the Debtors pursuant to a prepackaged plan of reorganization, as amended and supplemented, the Plan. On March 29, 2017, the Bankruptcy Court entered an order confirming the Plan. On April 13, 2017, or the Effective Date, the Plan became effective pursuant to its terms and the Debtors emerged from their chapter 11 cases. Because, as of the Effective Date, all prior equity interests (which included the Company’s prior common stock, par value $0.04 per share, or the Old Common Stock, the Company’s prior preferred stock, awards under the Company’s 2012 Incentive Compensation Plan, or the Prior Compensation Plan, and the preferred stock purchase rights under the Rights Agreement dated as of May 19, 2008 and subsequently amended on July 8, 2013, or the Rights Agreement, between the Company and CIBC Mellon Trust Company, as rights agent) of the Company was extinguished without recovery and a new class of common stock, par value $0.01 per share, or the New Common Stock, was issued, the Company will not file a definitive proxy statement containing the information required by Items 10, 11, 12, 13 and 14 of Part III before May 1, 2017 and, therefore, the Company is filing this Amendment to include the information required by the above referenced items in its Form 10-K.
Pursuant to the rules of the SEC, Part IV, Item 15 has also been amended to contain the currently dated certifications from the Company’s principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. The certifications of the Company’s principal executive officer and principal financial officer are attached to this Amendment as Exhibits 31.3 and 31.4. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. Part IV, Item 15 has also been amended to include certain exhibits required to be filed as part of this Amendment.
This Amendment amends and restates in its entirety Items 10, 11, 12, 13 and 14 of Part III of the Original Form 10-K, and it deletes the reference on the cover of the Original Form 10-K to the incorporation by reference to portions of the definitive proxy statement into Part III of the Original Form 10-K. Except as described above, this Amendment does not otherwise revise, restate, modify or update any information in the Original Form 10-K. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K and the Company’s other filings with the SEC subsequent to the filing of the Original Form 10-K.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Identification of Directors
On the Effective Date, Dale W. Bossert, Travis H. Burris, Charles C. Forbes, Jr., Ted A. Izatt and William W. Sherrill or, collectively, the Former Board Members, resigned from the Company’s board of directors, or the Board. Effective as of the Effective Date, the Board consists of the following five members:
John E. Crisp, 55, is the President and Chief Executive Officer of the Company and was appointed to such offices and elected as a director and Chairman of the Board upon the Company’s formation effective April 11, 2008. Since January 1, 2008, Mr. Crisp has been President and Chief Executive Officer of Forbes Energy Services LLC and since June 2007, Mr. Crisp has served as an executive officer of each of TX Energy Services, LLC and C.C. Forbes, LLC, the entities that now serve as the principal operating subsidiaries of the Company, or the Operating Subsidiaries. Prior to that time, Mr. Crisp helped found the predecessor entities of the Operating Subsidiaries in 2003 and was Director of Operations of one such predecessor entity, TX Energy Services, L.P., from its founding until the reorganization of the Operating Subsidiaries as Delaware limited liability companies in June 2007. Prior to assisting in the founding of the predecessor entities to the Operating Subsidiaries in 2003, Mr. Crisp was a Division Manager at Key Energy from 1998 to 2003. Key Energy acquired Dawson Production Services (“Dawson”) shortly after Dawson acquired Hellums Services, Inc. in 1998. Mr. Crisp became a partner of Hellums in 1995, after serving as their Equipment and Safety Manager from 1990, and served in the same capacity until it was sold to Dawson in 1998, at which time Mr. Crisp was serving as a district manager. Mr. Crisp started in the energy industry in 1978, working as an equipment operator. Mr. Crisp has over 32 years of oilfield services industry experience and has on three separate occasions built and later sold oilfield service businesses. Mr. Crisp currently serves as a director of Texas Champion Bank and Brush Country Bank.

Mr. Crisp is one of the founders of the Company and its Chief Executive Officer. As such, Mr. Crisp has a thorough understanding of the Company, its operations and the industry in which it operates. Under his leadership, the Company has grown from a small South Texas company to a major North American provider of production and well services. Mr. Crisp’s knowledge of the Company, combined with his long experience working in the oilfield services industry make him an indispensable member of the Board.
Lawrence “Larry” First, 55, currently serves as the Chief Investment Officer and Managing Director of Ascribe Capital LLC, or Ascribe. Mr. First joined Ascribe in 2008. Prior to joining Ascribe, Mr. First was a Managing Director and Co-Portfolio Manager in Merrill Lynch’s Principal Credit Group, a proprietary investing platform for the firm’s capital, where he was responsible for evaluating and managing assets in the team’s North American portfolio, including non-investment grade bank loans, stressed/distressed fixed income investments and public and private equity. Prior to joining Merrill Lynch in 2003, Mr. First was a senior partner in the Bankruptcy and Restructuring department of the law firm of Fried, Frank, Harris, Shriver & Jacobson LLP, where he began his legal career in 1987. At Fried Frank, he represented both debtors and creditors in both in-court and out-of court restructurings as well as lenders to, investors in, and potential buyers and sellers of, financially troubled companies. Prior to his joining Fried Frank’s Bankruptcy and Restructuring department, he was a member of its Corporate Department, where he became a partner in 1994. On behalf of Ascribe Capital LLC, Mr. First currently sits on the board of directors of Geokinetics Inc. since 2013, EnviroSolutions Inc. since July 2010 and Engineering Solutions & Products, LLC since November 2013. He was a director on the board of Alion Science and Technology Corp. from August 2014 until August 2015. Mr. First received a Bachelor of Arts in History and Sociology from Haverford College, and a Juris Doctor from New York University School of Law. He also attended the London School of Economics. Mr. First’s background in the financial and legal industries provides valuable expertise to the Board.
Brett G. Wyard, 47, has served as a Managing Partner of Solace Capital Partners, or Solace, which he co-founded, since April 2014. Prior to co-founding Solace, he served as a Global Partner, Managing Director and Co-Head of Carlyle Strategic Partners at The Carlyle Group from October 2005 to September 2012. Prior to Carlyle, Mr. Wyard was a Managing

Director at Oaktree Capital Management LLC. Mr. Wyard has over 25 years of experience as a private equity and distressed debt investor as well as a financial advisor specializing in financial restructurings, distressed mergers and acquisitions, and investment banking. Mr. Wyard has been involved in the investment of $10.2 billion of committed capital. Mr. Wyard received a Bachelor of Arts in Economics from Boston College. Mr. Wyard’s experience in the financial industry, particularly as it relates to corporate restructurings, provides valuable expertise to the Board.
Rome G. Arnold III, 61, since January 2017, has served as a Senior Advisor at Rose and Co., a financial-technology startup company with a focus on digital media. From August 2016 to January 2017, Mr. Arnold was an independent private investor managing his personal investments. From January 2012 through August 2016, Mr. Arnold was a Managing Director at UBS Securities in their Energy Group serving as the Head of Oil Field Services. Mr. Arnold received his Bachelor of Arts in Psychology and History of Art from Yale College. He received his Master of Business Administration from Harvard Business School. Mr. Arnold brings to the Board valuable expertise in the areas of business and finance related to the oil and gas industry.
    Paul S. Butero, 59, since October 2015, has served as the Executive Chairman of Laney Directional Drilling Co. and as an Operating Partner of Altos Energy Partners LLC. From May 2015 to October 2015, Mr. Butero worked as an independent consultant focused on mergers and acquisitions. From October 2012 to May 2015, Mr. Butero served as the President and Chief Executive Officer of Nine Energy Service LLC, a SCF Partners OFS portfolio company focused on the completion phase of resource development. Prior to joining Nine Energy Service LLC, Mr. Butero enjoyed over 32 years with Baker Hughes Incorporated, most recently serving as President of US Land Operations. He also served as President of Hughes Christensen Company (drill bits), President of Baker Atlas (wireline), and President of Baker Hughes Inteq (drilling systems). He also held a Vice President role in operations, sales and marketing as well as a number of operational management positions both domestically and internationally. Mr. Butero received his Bachelor of Arts in Geography from the University of Colorado in Boulder. Mr. Butero’s experience as an executive in the oil and gas industry brings valuable expertise to the Board.
Pursuant to the Plan, each of Ascribe and Solace had the right to designate one member of the Board. Mr. First and Mr. Wyard were appointed to the Board by Ascribe and Solace, respectively, pursuant to such right. Additionally, Ascribe and Solace had the right to jointly designate one member of the Board and, together with certain other holders of the Company’s prior 9% senior notes due 2019, the right to designate the one other member of the Board.
Pursuant to the Company’s Certificate of Incorporation, effective as of the effective date of the Plan, the directors shall be divided into three (3) classes, each class to be as nearly equal in number as possible. The terms of office of directors of the first class are to expire at the first annual meeting of stockholders after their election or appointment, that of the second class is to expire at the second annual meeting after their election or appointment, and that of the third class is to expire at the third annual meeting after their election or appointment. Thereafter, each director shall serve for a term ending on the date of the third annual meeting of stockholders following the annual meeting at which such director was elected. The Board has not divided the directors into such classes because the Board has not yet considered such matter at a meeting of the Board. The Board intends to divide the directors into such classes at its next meeting or by unanimous written consent.
Identification of Executive Officers
The names, ages as of April 27, 2017, position and other information concerning the Company’s executive officers are set forth below.

Name	Age	Position
John E. Crisp	55	Chairman of the Board, President and Chief Executive Officer
L. Melvin Cooper	63	Senior Vice President, Chief Financial Officer and Assistant Secretary
Steve Macek	60	Executive Vice President and Chief Operating Officer

John E. Crisp is the Company’s President and Chief Executive Officer and was appointed to such offices and elected as a director and Chairman of the Board upon the Company’s formation effective April 11, 2008. Please refer to the section entitled “Identification of Directors” for additional information with respect to Mr. Crisp’s background and experience.
L. Melvin Cooper is the Company’s Senior Vice President, Chief Financial Officer and Assistant Secretary and was appointed to such offices upon the Company’s formation effective April 11, 2008. Mr. Cooper also serves as the Senior Vice President and Chief Financial Officer of each of the Operating Subsidiaries. Prior to joining Forbes in 2007, Mr. Cooper served as the Chief Financial Officer or President of companies involved in site preparation for oil and gas exploration companies, supplying products and services to new home builders, and supply chain management. Mr. Cooper has been a Director of Flotek Industries, Inc. (NYSE: FTK) since 2010 where he serves on the Audit Committee, Corporate Governance and Nominating Committee, and Compensation Committee. He is also a member of the Board of Directors for Par Pacific Holdings, Inc. (NYSE: PARR), where he has served since August 2012. Mr. Cooper is a member of the Audit Committee and Compensation and Corporate Governance Committees. In July 2016, Mr. Cooper joined the Board of Directors of SAExploration Holdings, Inc. (NASDAQ: SAEX) where he serves as the Audit Committee Chairman and as a member of the Compensation Committee. Mr. Cooper has served on the Board of Directors of the National Association of Corporate Directors Houston area Tri-City Chapter since 2015. Mr. Cooper earned a degree in accounting from Texas A&M University - Kingsville (formerly Texas A&I) in 1975. Mr. Cooper has been a Certified Public Accountant since May 1977.
Steve Macek is the Company’s Executive Vice President and Chief Operating Officer and was appointed to such offices on April 14, 2017. Prior to such appointments, Mr. Macek served as the Executive Vice President of Well Servicing of C.C. Forbes LLC since 2014. From 2007 to 2014, Mr. Macek served as the Vice President of Well Servicing of C.C. Forbes, LLC. Mr. Macek received his Bachelor of Business Administration in Marketing from Texas A&M University in Kingsville.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires the Company’s officers and directors, and persons who own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Commission. Officers, directors and greater than 10% stockholders are also required by Commission regulations to furnish us with copies of all Section 16(a) forms they file.
Based solely on a review of the Forms 3 and 4 and amendments thereto filed during the 2016 fiscal year and written certifications provided to the Company, the Company believes that all of such reporting persons timely complied with their filing requirements.
Availability of Committee Charters and Codes of Ethics
The charters for the Company’s audit and compensation committees, as well as the Company’s Amended and Restated Corporate Governance Guidelines, Second Amended and Restated Employee Code of Business Conduct and Ethics (which applies to all employees including executive officers and includes a portion of the policy applicable specifically to executive officers), and Amended and Restated Code of Business Conduct and Ethics for Members of the Board, can all be found, free of charge, on the Investor Relations page of the Company’s website, www.forbesenergyservices.com. We intend to disclose any changes to or waivers from the Second Amended and Restated Employee Code of Business Conduct and Ethics applicable to the executive officers and the Amended and Restated Code of Business Conduct and Ethics for Members of the Board that would otherwise be required to be disclosed under Item 5.05 of Form 8-K on the Company’s website. We will also provide printed copies of these materials to any shareholder or other interested person upon request to Forbes Energy Services Ltd., Attn: L. Melvin Cooper, 3000 South Business Highway 281, Alice, Texas 78332. The information on the Company’s website is not, and shall not be deemed to be, a part of this report or incorporated into any other filings we make with the Securities and Exchange Commission, or the Commission.

Shareholder Nominees for Director
There have been no material changes to the procedures by which stockholders may recommend nominees to the Board.
Audit Committee of the Board
The audit committee has been structured to comply with the requirements of Section 3(a)(58)(A) of the Exchange Act. The audit committee is comprised of Messrs. Arnold an Butero. Mr. Arnold is the chair of the audit committee. As discussed above, the Plan became effective on April 13, 2017, and, pursuant to its terms, the Board was reconstituted on such date. The Board has not yet determined which members of the audit committee qualify as an “audit committee financial expert,” as such term is defined in Item 407(d)(5)(ii) of Regulation S-K; however, the Board believes that the members of the audit committee are collectively capable of analyzing and evaluating the Company’s financial statements and understanding internal controls and procedures for financial reporting. The Board will make the determination regarding which members of the audit committee qualify as an "audit committee financial expert" at its next meeting in May 2017.

Item 11. Executive Compensation
2016 SUMMARY COMPENSATION TABLE

The following table sets forth all compensation paid, payable, awarded, granted, given, or otherwise provided, directly or indirectly, by the Company or a subsidiary thereof, in U.S. dollars, to the individuals who were, at December 31, 2016, the Chief Executive Officer and the two most highly compensated executive officers other than the Chief Executive Officer, or the Named Executive Officers.

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Non-Equity Incentive Compensation ($)(1)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
John E. Crisp President & Chief Executive Officer	2016 2015	$650,000 650,000	- -	$605,277(2)(6) 891,880(4)(6)	$ - 540,717	- -	$106,229(7) 92,279(7)	$1,361,506 2,174,876
Charles C. Forbes, Jr Executive Vice President & Chief Operating Officer(10)	2016 2015	650,000 650,000	- -	605,277(2)(6) 891,880(4)(6)	- 540,717	- -	113,459(8) 98,314(8)	1,368,736 2,180,911
L. Melvin Cooper Senior Vice President & Chief Financial Officer	2016 2015	425,000 425,000	- -	277,777(3)(6) 417,332(5)(6)	- 212,127	- -	19,113(9) 18,387(9)	721,890 1,072,846

(1)	The amounts noted reflect the cash incentive payments to the executive officers under the Company’s annual bonus plan for the years ended December 31, 2016 and 2015.

(2)
The amounts noted reflect the grant date fair value of (i) two awards of 661,375 restricted stock units each, for a total of 1,322,750 units, granted to each of Messrs. Crisp and Forbes on March 29, 2016, for the two long-term incentive portions of the Company's annual executive bonus plan for services performed for the year ended December 31, 2016, and (iii) the award of 118,386 restricted stock units granted on March 29, 2016 to each of Messrs. Crisp and Forbes in their capacities as directors for 2016. The grant date fair values of the restricted stock units are calculated in accordance with FASB ASC Topic 718.

(3)
The amount noted reflects the grant date fair value of (i) two awards of 330,687 restricted stock units each, for a total of 661,374 units, granted to Mr. Cooper on March 29, 2016, for the two long-term incentive portions of the Company's annual executive bonus plan for services performed for the year ended December 31, 2016. The grant date fair values of the restricted stock units are calculated in accordance with FASB ASC Topic 718.

(4)
The amounts noted reflect the grant date fair value of (i) the award of 196,078 restricted stock units granted to each of Messrs. Crisp and Forbes on March 26, 2015 for the long-term incentive portion of the Company's annual executive bonus plan for services performed for the year ended December 31, 2014, (ii) the award of 176,056 restricted stock units granted to each of Messrs. Crisp and Forbes on March 26, 2015 for the long-term incentive portion of the Company's annual executive bonus plan for services performed for the year ended December 31, 2015 and (iii) the award of 42,336 restricted stock units granted on March 26, 2015 and 21,168 restricted stock units granted on June 29, 2015 to each of Messrs. Crisp and Forbes in their capacities as directors for 2014. This amount also includes the target award of $250,000 granted to each of Messrs. Crisp and Forbes on March 26, 2015 that was intended to vest between 0% and 200% based on the achievement of financial performance conditions and was intended to be settled in Old Common Stock of the Company. This amount also includes the target award of $50,000 granted to each of Messrs. Crisp and Forbes on March 26, 2015 that was intended to vest over three years based on safety achievements. In addition, this amount includes the target award of $68,765 granted to each of Messrs. Crisp and Forbes on March 26, 2015 that was intended to vest over three years. The grant date fair values of the restricted stock units were calculated in accordance with FASB ASC Topic 718.

(5)
The amount noted reflects the grant date fair value of (i) the award of 105,392 restricted stock units to Mr. Cooper on March 26, 2015 for the long-term incentive portion of the Company's annual executive bonus plan for services performed for the year ended December 31, 2014 and (ii) the award of 88,028 restricted stock units granted to Mr. Cooper on March 26, 2015 for the long-term incentive portion of the Company's annual executive bonus plan for services performed for the year ended December 31, 2015. The amount also includes the target award of $125,000 granted to Mr. Cooper on March 26, 2015 that was intended to vest between 0% and 200% based on the achievement of financial performance conditions and was intended to be settled in Old Common Stock of the Company. This amount also includes the target award of $25,000 granted to Mr. Cooper on March 26, 2015 that was intended to vest over three years based on safety achievements. In addition, this amount includes the target award of $34,382 granted to Mr. Cooper on March 26, 2015 that was intended to vest over three years. The grant date fair values of the restricted stock units are calculated in accordance with FASB ASC Topic 718.

(6)
In recognition that under the Plan, all prior equity interests (which included the Old Common Stock, the Company’s prior preferred stock, awards under the Prior Compensation Plan and the preferred stock purchase rights under the Rights Agreement) of the Company would be extinguished without recovery, the Company and each of the Named Executive Officers agreed to cancel, effective as of December 31, 2016, those restricted stock unit awards granted to such Named Executive Officer that had not vested as of December 31, 2016.

(7)
The 2016 amount is comprised of $91,750 for fees earned as a director, $2,091 for premiums paid by the Company for health and life insurance and $12,388 for an automobile and related auto expenses. The 2015 amount is comprised of $77,562 for fees earned as a director, $2,320 for premiums paid by the Company for health and life insurance and $12,397 for an automobile and related auto expenses.

(8)
The 2016 amount is comprised of $91,750 for fees earned as a director, $9,321 for premiums paid by the Company for health and life insurance and $12,388 for an automobile and related auto expenses. The 2015 amount is comprised of $77,562 for fees earned as a director, $8,355 for premiums paid by the Company for health and life insurance and $12,397 for an automobile and related auto expenses.

(9)
The 2016 amount is comprised of $6,589 for premiums paid by the Company for health and life insurance and $12,524 as an allowance for an automobile and related auto expenses. The 2015 amount is comprised of $5,922 for premiums paid by the Company for health and life insurance and $12,465 as an allowance for an automobile and related auto expenses.

(10)
Charles C. Forbes, Jr., who previously served as Executive Vice President and Chief Operating Officer of the Company, elected to retire from his officer positions with the Company and its subsidiaries effective as of the Effective Date, but will continue as an employee of the Company on a reduced time commitment basis.

Narrative Disclosure
Cancellation of Prior Equity Interests
On the Effective Date, by operation of the Plan, all prior equity interests (which included the Old Common Stock, the Company’s prior preferred stock, awards under the Prior Compensation Plan and the preferred stock purchase rights under the Rights Agreement) of the Company were extinguished without recovery. Pursuant to the Plan, on the Effective Date, the Company created the New Common Stock. Accordingly, all awards granted to the Named Executive Officers and directors under the Prior Compensation Plan have been extinguished without recovery.
Management Employment Agreements
On the Effective Date, pursuant to the Plan, Forbes Energy Services LLC entered into (i) amended and restated employment agreements, replacing the prior agreements, with Messrs. Crisp and Cooper and (ii) an employment agreement with Steve Macek, collectively, the Employment Agreements. As previously disclosed, Charles C. Forbes, Jr., who previously served as Executive Vice President and Chief Operating Officer of the Company, elected to retire from his officer positions with the Company and its subsidiaries effective as of the Effective Date, but will continue as an employee of the Company on a reduced time commitment basis, and Mr. Macek was appointed as Executive Vice President and Chief Operating Officer. Below is a summary of the material terms of the Employment Agreements.

•
Term. Each of the Employment Agreements has a current term expiring April 13, 2021, or the Initial Term. The term of each Employment Agreement will automatically extend for an additional year every April 14 unless written notice of termination is given between one hundred eighty (180) and two hundred forty (240) days prior to any such renewal date by the employee or the employer.

•	Base Salaries. The Employment Agreements of Messrs. Crisp, Cooper and Macek provide for annual base salaries of $650,000, $425,000 and $400,000, respectively, during the Initial Term.

•	Termination.

•
If the employee terminates his employment for “good reason” (as defined in the Employment Agreements) or under certain circumstances following a change in control, then such employee would be entitled to his base salary, bonus and other compensation and benefits through the actual expiration date of the remaining term of the Employment Agreement, and any and all options, rights or awards granted in conjunction with the MIP (other than performance awards) would immediately vest and a “pro rata portion” (as defined in the Employment Agreements) of each performance award would remain outstanding until the end of the applicable performance period (or, if earlier, until the occurrence of a change in control) and would vest or not based on the actual performance for the performance period or, if applicable, upon the change in control.

•
If the employer terminates employee’s employment for any reason other than for good cause, then such employee would be entitled to his base salary, bonus and other compensation and benefits through the actual expiration date of the remaining term of the Employment Agreement, and any and all options, rights or awards granted in conjunction with the MIP (other than performance awards) would immediately vest and a “pro rata portion” of each performance award would remain outstanding until the end of the applicable performance period (or, if earlier, until the occurrence of a change in control) and would vest or not based on the actual performance for the performance period or, if applicable, upon the change in control.

•
If employee is terminated for good cause or if employee voluntarily terminates his employment other than for good reason, employer will pay any compensation earned but not paid to him prior to the effective date of termination. Employee may voluntarily terminate his employment by giving at least thirty (30) days’ written notice. At that time, employer would have the right to relieve him of his duties; however, his salary would continue during the notice period.

•
If employee dies or becomes permanently disabled during the term of his employment, employer will pay to his estate the compensation that such employee would have earned through the date of death or determination of permanent disability, including salary, any prior year bonus earned but not yet paid, the pro-rated portion of any current year bonus, any and all options, rights or awards granted in conjunction with the MIP would immediately vest and his dependents would be entitled to benefits, including medical and other benefits and use of an employer automobile for a period of one year.

•
Change in Control. If a change in control of the Company shall occur after the Effective Date, then any and all options, rights or awards to employee in conjunction with the MIP would be deemed to have vested immediately prior to such change in control; provided that, with respect to the immediate vesting of any and all performance awards, such awards would immediately vest if and to the extent determined by the Board at the time of grant and set forth in the applicable award agreement between employee and employer.

•
Restricted Activities. Employee has agreed that, during the term of his agreement and thereafter until the later of (i) the end of the Initial Term or any then applicable extension period and (ii) one year after termination of employment following a notice of non-renewal, regardless of whether the termination occurs with or without cause and regardless of who terminates such employment, he will not, among others, (i) be employed by or associated with or own more than 5% of the outstanding securities of any entity that competes with the Company’s business or (ii) solicit any of our employees to terminate their employment.

•	Bonuses. The compensation committee has discretion to establish the methodology for determining annual bonuses. The compensation committee has not yet made such a determination.

•	Permitted Activities. Employee may engage only in those activities set forth in his Employment Agreement and those that would comply with the terms of the covenant applicable to permitted activities.

2016 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table sets forth for each Named Executive Officer all option-based and share-based awards outstanding at December 31, 2016.

	OPTION AWARDS				STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#) (2)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (2)	Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
John E. Crisp, President & Chief Executive Officer	—	—	—	—	—	—	—	—

Charles C. Forbes, Jr., Executive Vice President & Chief Operating Officer	—	—	—	—	—	—	—	—

L. Melvin Cooper, Senior Vice President & Chief Financial Officer	118,750(1)	—	2.60	8/24/2020	—	—	—	—

(1)
On the Effective Date, by operation of the Plan, all prior equity interests (which included the Old Common Stock, the Company’s prior preferred stock, awards under the Prior Compensation Plan and the preferred stock purchase rights under the Rights Agreement) of the Company were extinguished without recovery. Accordingly, all outstanding options were extinguished without recovery on the Effective Date.

(2)
In recognition that under the Plan all prior equity interests (which included the Old Common Stock, the Company’s prior preferred stock, awards under the Prior Compensation Plan and the preferred stock purchase rights under the Rights Agreement) of the Company would be extinguished without recovery, the Company and each person agreed to cancel, effective as December 31, 2016, those restricted stock units granted to such person that had not vested as of December 31, 2016.

2016 DIRECTOR COMPENSATION

The following table details the compensation received by each director, other than Named Executive Officers, for the year ended December 31, 2016.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Dale W. Bossert (3)	114,000	17,916	-	-	-	-	131,916
Travis H. Burris (3)	119,000	17,916	-	-	-	-	136,916
Ted A. Izatt (3)	98,000	17,916	-	-	-	-	115,916
William W. Sherrill (3)	124,000	17,916	-	-	-	-	141,916

(1)
Each Former Board Member was granted an award of 118,386 restricted stock units on March 29, 2016, for his service as a director for the year ended December 31, 2016. In recognition that under the Plan all prior equity interests (which included the Old Common Stock, the Company’s prior preferred stock, awards under the Prior Compensation Plan and the preferred stock purchase rights under the Rights Agreement) of the Company would be extinguished without recovery, the Company and each Former Board Member agreed to cancel, effective as of December 31, 2016, all restricted stock unit awards granted to such Former Board Member that had not vested as of December 31, 2016.

(2)	At December 31, 2016, the Company's non-employee directors had the following options outstanding:
	Dale W. Bossert					18,750
	Travis H. Burris					18,750
	Ted A. Izatt					—
	William W. Sherrill					18,750

On the Effective Date, by operation of the Plan, all prior equity interests (which included the Old Common Stock, the Company’s prior preferred stock, awards under the Prior Compensation Plan and the preferred stock purchase rights under the Rights Agreement) of the Company were extinguished without recovery. Accordingly, all outstanding options were extinguished without recovery on the Effective Date.

(3)	The Former Board Members resigned from the Company's Board on the Effective Date.

Narrative Discussion
In fiscal 2016, each Former Board Member received an annual cash retainer of $79,750. The chair of the audit committee, compensation committee and nominating and corporate governance committee each received additional retainers of $25,000, $20,000 and $15,000, respectively. Each former board member received $2,000 per board meeting and $1,000 per committee meeting, plus expenses for attendance at any Board or committee meeting.
In accordance with the Plan, Dale W. Bossert, Travis H. Burris, Charles C. Forbes, Jr., Ted A. Izatt and William W. Sherrill resigned from the Board on the Effective Date, and Lawrence First, Brett G. Wyard, Rome G. Arnold III and Paul S. Butero, together with Mr. Crisp, who remained on the Board, or the New Board Members, took office on the Effective Date. The New Board Members, except Mr. Crisp, will each be paid an annual director retainer of $125,000 and may receive compensation in the form of shares of New Common Stock at an amount to be determined at a later date. Each of Messrs. First and Wyard has directed the Company to pay any director compensation owed to him to Ascribe and Solace, respectively.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information
The following provides certain aggregate information with respect to the Prior Compensation Plan, which was the Company’s only equity compensation plan in effect as of December 31, 2016.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights(1)(2)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in First Column)(2)
Equity Compensation Plans Approved by Security Holders	602,625	$6.78	1,785,543

Equity Compensation Plans Not Approved by Security Holders	—	—	—

Total	602,625	$6.78	1,785,543

(1)	Includes the number of shares of common stock issuable upon the settlement of outstanding restricted stock units at December 31, 2016.

(2)
On the Effective Date, by operation of the Plan, all prior equity interests (which included the Old Common Stock, the Company’s prior preferred stock, awards under the Prior Compensation Plan and the preferred stock purchase rights under the Rights Agreement) of the Company were extinguished without recovery. Accordingly, all awards then outstanding under the Prior Compensation Plan were extinguished without recovery on the Effective Date.

Pension and Retirement Plans
The Company did not have in place any pension or retirement plan with the exception of a 401(k) retirement plan for substantially all of its employees based on certain eligibility requirements. The Company may provide profit sharing contributions to the plan at the discretion of management. No such discretionary contributions have been made since inception of the plan.

Security Ownership of Certain Beneficial Owners and Management
As of April 27, 2017, there were 5,249,997 shares of New Common Stock outstanding. The following table sets forth certain information regarding the beneficial ownership of the New Common Stock as of April 27, 2017:

•	each person who is known to us to be the beneficial owner of more than 5% of the New Common Stock;

•	each of the Company’s directors; and

•	each of the Company’s executive officers and all of the Company’s executive officers and directors as a group.
Unless otherwise indicated, each person named below has an address in care of the Company’s principal executive offices and has sole power to vote and dispose of the shares of voting securities beneficially owned by them, subject to community property laws where applicable.

Name	Common Stock Beneficially Owned(**)(1)	Percentage of Common Stock Beneficially Owned(%)

Executive Officers and Directors:
John E. Crisp	-	* %
Lawrence A. First	-	* %
Brett G. Wyard	-	* %
Rome G. Arnold III	-	*
Paul S. Butero	-	*
L. Melvin Cooper	-	*
Steve Macek	-	*
All directors and executive officers as a group (7 persons)	-	-%

Other 5% Stockholders:
Solace Capital Partners, L.P.	947,268(2)	18.0%
Ascribe Capital LLC	1,286,306(3)	24.5%
FMR LLC	884,268(4)	16.8%
Pacific Investment Management Company LLC	576,018(5)	11.0%
Pacific Investment Adviser LLC	351,450(6)	6.7%

*	Indicates beneficial ownership of less than 1% of the total outstanding common stock.

**
“Beneficial ownership” is a term broadly defined by the SEC in Rule 13d-3 under the Securities Exchange Act of 1934, as amended and includes more than typical forms of stock ownership, that is, stock held in the person’s name. The term also includes what is referred to as “indirect ownership,” meaning ownership of shares as to which a person has or shares investment or voting power. There are no shares outstanding that are subject to options, warrants, rights or conversion privileges exercisable within 60 days of April 27, 2017.

(1)
On the Effective Date, pursuant to the operation of the Plan, the Forbes Energy Services Ltd. 2017 Management Incentive Plan, or the MIP, became effective. The types of awards that may be granted under the MIP include stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, performance shares and other forms of stock based awards. The maximum number of New Common Stock that may be issued or transferred pursuant to awards under the MIP is 750,000, which number may be increased with the approval of the Company’s stockholders. It is anticipated that awards to be issued pursuant to the MIP will be made in the near future.

(2)
Based solely on information provided on Form 3 filed by Solace with the SEC on April 18, 2017 reflecting shares of Common Stock beneficially owned by Solace. Solace’s principal business address is 11111 Santa Monica Boulevard, Suite 1275, Los Angeles, CA 90025.

(3)
Based solely on information provided on Form 3 filed by Ascribe with the SEC on April 19, 2017 reflecting shares of Common Stock beneficially owned by Ascribe. Ascribe’s principal business address is 299 Park Avenue, 34th Floor, New York, NY 10171.

(4)
Represents the number of shares of New Common Stock issued by the Company to certain funds or accounts  managed by direct or indirect subsidiaries of FMR LLC (the "Fidelity Entities") on the Effective Date pursuant to the Plan and based on the aggregate principal amount of the Company's prior 9% senior notes due 2019 held by the Fidelity Entities.  Abigail P. Johnson is the chairman and chief executive officer of FMR LLC.  Members of the Johnson family, including Abigail P. Johnson, are the predominant owners, directly or through trusts, of Series B voting common shares of FMR LLC representing 49% of the voting power of FMR LLC.  The Johnson family group and all other Series B shareholders have entered into a shareholders’ voting agreement under which all Series B voting common shares will be voted in accordance with the majority vote of Series B voting common shares.  Accordingly, through their ownership of voting common shares and the execution of the shareholders’ voting agreement, members of the Johnson family may be deemed, under the Investment Company Act of 1940, to form a controlling group with respect to FMR LLC.  Neither FMR LLC nor Abigail P. Johnson has the sole power to vote or direct the voting of the shares owned directly by the Fidelity Entities advised by Fidelity Management & Research Company, a wholly owned subsidiary of FMR LLC, which power resides with the Fidelity Entities’ Boards of Trustees.  Fidelity Management & Research Company carries out the voting of the shares under written guidelines established by the Fidelity Entities’ Boards of Trustees.  The address of the Fidelity Entities is c/o FMR LLC, 245 Summer Street, Boston, Massachusetts 02210.

(5)
Represents the number of shares of New Common Stock issued by the Company to certain funds and accounts advised or sub-advised by Pacific Investment Management Company LLC, or PIMCO, on the Effective Date pursuant to the Plan based on the aggregate principal amount of the Company’s prior 9% senior notes due 2019 then held by such funds and accounts advised or sub-advised by PIMCO. PIMCO’s address is 650 Newport Center Drive, Newport Beach, CA 92660.

(6)
Represents the number of shares of New Common Stock issued by the Company to certain funds and accounts advised or sub-advised by Phoenix Investment Adviser LLC, or Phoenix, on the Effective Date pursuant to the Plan based on the aggregate principal amount of the Company’s prior 9% senior notes due 2019 then held by such funds and accounts advised or sub-advised by Phoenix. Phoenix’s address is The Graybar Building, 420 Lexington Avenue, Suite 2040, New York, NY 10170.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Certain Relationships and Related Transactions
The Company and its subsidiaries enter into transactions with related parties in the normal course of conducting business. References in this section to the Company include the Company’s subsidiaries, unless the context indicates otherwise. The Company believes all of the terms with the companies are comparable to terms that were and are available to the Company in arm’s-length transactions with non-related parties. Below are the cash and cash equivalents and accounts payable balances as of December 31, 2016 and 2015 as well as the revenues and expenses for the years ended December 31, 2016 and 2015 related to the related party transactions. There were no related party receivables as of, and no capital expenditures for the years ended December 31, 2016 and 2015.

	As of December 31,
	2016	2015
	(in thousands)
Related parties cash and cash equivalents balances:
Balance at Texas Champion Bank (1)	$295	$1,132
Balance at Brush Country Bank (2)	—	485
	$295	$1,617

Related parties payable:
Dorsal Services, Inc. (3)	$—	$2
Tasco Tool Services, Inc. (4)	—	2
Texas Quality Gate Guard Services, LLC (5)	18	4
	$18	$8

	Years ended December 31,
	2016	2015
	(in thousands)
Related parties revenue activity:
Tasco Tool Services, Inc. (4)	$—	$1
	$—	$1

Related parties expense activity:
Alice Environmental Services, LP/Alice Environmental Holdings, LLC (6)	$1,012	$1,889
Dorsal Services, Inc. (3)	13	20
Tasco Tool Services, Inc. (4)	36	172
FCJ Management, LLC (7)	—	15
Texas Quality Gate Guard Services, LLC (5)	200	188
Animas Holdings, LLC (8)	172	225
CJW Group, LLC (9)	38	38
	$1,471	$2,547

Other payments to related parties:
SB Factoring, LLC (10)	$402	$1,900
	$402	$1,900

(1)The Company has a deposit relationship with Texas Champion Bank. Travis Burris, one of the directors of the Company, is the President, Chief Executive Officer, and director of Texas Champion Bank. John E. Crisp, or Mr. Crisp, an executive officer and director of the Company, serves on the board of directors of Texas Champion Bank.
(2)Mr. Crisp and Charles C. Forbes, Jr., or Mr. Forbes, are directors and stockholders of Brush Country Bank, an institution with which the Company conducts business and has deposits. Mr. Forbes is an executive officer and director of the Company.
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
(10) From time to time, vendors of the Company factor their receivables from the Company and direct that the Company make payment of such factored amounts directly to the applicable factor. One such factor to whom payments have been made by the Company is SB Factoring LLC which is owned in part by each of Mr. Crisp and Mr. Forbes. The nature of these transactions does not result in recording in the Company's financial records any revenue, any expense or any receivable and does not result in any payable distinct in amount from the amount payable to such vendors as originally incurred.
In addition to such related party transactions above, as discussed under the heading “Identification of Directors” in Item 10 of this Amendment, Mr. First serves as the Chief Investment Officer and Managing Director of Ascribe and Mr. Wyard serves as a Managing Partner of Solace. Pursuant to the Plan, each of Ascribe and Solace had the right to designate one member of the Board. Additionally, Ascribe and Solace had the right to jointly designate one member of the Board and, together with certain other holders of the Company’s prior 9% senior notes due 2019, the right to designate the one other member of the Board. Furthermore, Ascribe and/or one of more of its affiliates own approximately 24.5% of the outstanding New Common Stock as of April 27, 2017, and is owed approximately $15.6 million of the aggregate principal amount of the term loan governed by the certain loan and security agreement, or the New Loan Agreement, dated as of the Effective Date by and among certain financial institutions party thereto from time to time as lenders, or the Lenders, and Wilmington Trust, National Association, as agent for the Lenders. Solace and/or one of its affiliates own approximately 18.0% of the outstanding New Common Stock as of April 27, 2017, and is owed approximately $11.5 million of the aggregate principal amount of the term loan covered by the New Loan Agreement. Moreover, an affiliate of Solace and affiliates of Ascribe are parties to that certain registration rights agreement dated as of the Effective Date by and among the Company and certain stockholders of the Company.
Review, Approval or Ratification of Transactions with Related Persons
The Company adopted a written Related Persons Transaction Policy on March 17, 2014. Prior to the adoption of the Related Persons Transaction Policy, certain significant related party transactions were reviewed and approved by the Board.
Pursuant to the Related Persons Transaction Policy, any transaction or series of transactions, arrangement or relationship between the Company and a “related person” in which such related person has a direct or indirect material interest, and where the amount involved exceeds $120,000, must be submitted to the Company’s audit committee for review, approval, or ratification. A “related person” means a director, executive officer or beneficial holder of more than 5% of the Company’s outstanding common stock, or any immediate family member of the foregoing, as well as any entity at which any such person is employed, is a partner or principal (or holds a similar position), or is a beneficial owner of a 10% or greater direct or indirect equity interest.

The Related Persons Transaction Policy requires the Company’s audit committee to be provided with full information concerning the proposed transaction, including the benefits to the Company and the related person, any alternative means by which to obtain like benefits, and terms that would prevail in a similar transaction with an unaffiliated third party. In considering whether to approve or ratify any such transaction, the audit committee will consider all relevant factors, including the nature of the interest of the related person in the transaction and whether the transaction may involve a conflict of interest that is not in or consistent with the best interests of the Company and its stockholders.
Specific types of transactions are excluded from the Related Persons Transaction Policy, such as, for example, transactions in which the related person’s interest derives solely from his or her service as a director of another entity that is a party to the transaction.
Under the New Loan Agreement, the Company is only permitted to enter into new transactions with a related party if such transaction is entered into in the ordinary course of business and on an arm-length basis on terms no less favorable than which would have been obtainable form a third-party, subject to certain exceptions, including exceptions for compensation relationships.
Additionally, the Company has a written Second Amended and Restated Employee Code of Business Conduct and Ethics that requires that an employee obtain written approval of the President or the Chief Executive Officer prior to doing business on behalf of the Company with a member of that employee’s family. All of the transactions described above under “Certain Relationships and Related Transactions,” except those involving Ascribe and Solace, were approved or ratified by the prior Board, including the disinterested members thereof. The transactions involving Ascribe and Solace were entered into pursuant to the Plan, which was confirmed by the Bankruptcy Court.
Director Independence
Prior to the Effective Date, the Board applied the NASDAQ Stock Market rules when determining director independence of each of the Former Board Members. The Board determined that of the Former Board Members, Dale W. Bossert, Travis H. Burris, Ted A. Izatt and William W. Sherrill were independent directors as defined by the NASDAQ Stock Market rules. Charles C. Forbes, Jr., a Former Board Member, was not an independent director because he was an executive officer of the Company and had interests in certain related party transactions that are described under the heading “Certain Relationship and Related Transactions” of this Item 13. John E. Crisp is not an independent director as he is an executive officer of the Company and has interests in certain related party transactions that are described under the heading “Certain Relationship and Related Transactions” of this Item 13.

Item 14. Principal Accountant Fees and Services
Independent Auditors and Fees
BDO USA, LLP, began serving as the Company’s independent registered public accounting firm on June 23, 2009. The audit committee approved the reappointment of BDO USA, LLP as the Company’s independent registered public accounting firm for the 2017 fiscal year, subject to ratification by the shareholders.
The following table presents fees for professional audit services rendered by BDO USA, LLP for the audit of the Company’s annual financial statements for the years ended December 31, 2016 and December 31, 2015, and fees billed for other services rendered by BDO USA, LLP during those periods.

	Year Ended December 31,
	2016	2015
Audit fees(1)	$964,426	$930,455
Tax fees(2)	130,390	140,520

Total	$1,094,816	$1,070,975

(1)
Audit fees: Consist of fees billed for professional services rendered for the audit of the Company’s consolidated financial statements, for the review of the interim condensed consolidated financial statements included in quarterly reports, services that are normally provided by BDO USA, LLP in connection with statutory and regulatory filings or engagements and attest services, except those not required by statute or regulation.

(2)
Tax fees: Consist of tax compliance and preparation and other tax services. Tax compliance and preparation consist of fees billed for professional services related to federal, state and international tax compliance, assistance with tax audits and appeals, and tax return preparation. Other tax services consist of fees billed for other miscellaneous tax consulting and planning.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors
The audit committee is responsible for the appointment, retention, termination, compensation and oversight of the independent auditors. The audit committee’s policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. Requests for approval are generally submitted at a meeting of the audit committee. The audit committee may delegate pre-approval authority to a committee member, provided that any decisions made by such member shall be presented to the full committee at its next scheduled meeting.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	The following items are filed as part of this report:

1.	Financial Statements. See the Index to Consolidated Financial Statements appearing on page 52 of the Original Form 10-K.

2.	Financial Statement Schedules. None.

3.	Exhibits. The Exhibits set forth below.

Number	Description of Exhibits

2.1 —	Plan of Conversion of Forbes Energy Services Ltd. (incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form 8-A filed August 12, 2011).

2.2 —	Certificate of Conversion of Forbes Energy Services Ltd. (incorporated by reference to Exhibit 2.2 to the Company’s Registration Statement on Form 8-A filed August 12, 2011).

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

10.15 —	2012 Incentive Compensation Plan of Forbes Energy Services Ltd. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on July 10, 2012).

10.16 —	Form of Restricted Stock Award Agreement for directors.

10.17 —	Form of Restricted Stock Award Agreement for consultants and employees (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012).

10.18 —	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012).

10.19 —	Annual Bonus Plan (incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012).

10.20 —	Form of Recoupment Clawback Executive Acknowledgement (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).

10.21 —	Form of Indemnification Agreement for directors, officers, and key employees.

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

21.1 —	Subsidiaries of Forbes Energy Services Ltd.

23.1 —	Consent of BDO USA, LLP.

31.1* —	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2* —	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1† —	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2† —	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101† —	Interactive Data Files.

 ____________________

*	Filed herewith.

† Filed as an exhibit to Forbes Energy Services Ltd.'s Annual Report on Form 10-K filed on March 31, 2017.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Alice, the State of Texas, on April 27, 2017.

FORBES ENERGY SERVICES LTD.
By:	/S/ L. MELVIN COOPER
L. Melvin Cooper
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Number	Description of Exhibits

2.1 —	Plan of Conversion of Forbes Energy Services Ltd. (incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form 8-A filed August 12, 2011).

2.2 —	Certificate of Conversion of Forbes Energy Services Ltd. (incorporated by reference to Exhibit 2.2 to the Company’s Registration Statement on Form 8-A filed August 12, 2011).

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

10.15 —	2012 Incentive Compensation Plan of Forbes Energy Services Ltd. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on July 10, 2012).

10.16 —	Form of Restricted Stock Award Agreement for directors.

10.17 —	Form of Restricted Stock Award Agreement for consultants and employees (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012).

10.18 —	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012).

10.19 —	Annual Bonus Plan (incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012).

10.20 —	Form of Recoupment Clawback Executive Acknowledgement (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).

10.21 —	Form of Indemnification Agreement for directors, officers, and key employees.

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

21.1 —	Subsidiaries of Forbes Energy Services Ltd.

23.1 —	Consent of BDO USA, LLP.

31.1* —	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2* —	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1† —	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2† —	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101† —	Interactive Data Files.

 ____________________

*	Filed herewith.

† Filed as an exhibit to Forbes Energy Services Ltd.'s Annual Report on Form 10-K filed on March 31, 2017.