Form 10-Q
period 2017-03-31
Forbes Energy Services Ltd.
filed 2017-05-15
CIK 1434842

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________________________
Form 10-Q
__________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    ☐  Yes    ☒  No
The number of shares of common stock, par value $0.04 per share, of Forbes Energy Services Ltd. outstanding prior to its emergence from bankruptcy on April 13, 2017 was 22,214,855 and after such emergence was zero. The number of shares of common stock, par value $0.01 per share, of Forbes Energy Services Ltd. outstanding as of May 11, 2017 was 5,249,997.

FORBES ENERGY SERVICES LTD.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q and any oral statements made in connection with it include certain forward-looking statements within the meaning of the federal securities laws. You can generally identify forward-looking statements by the appearance in such a statement of words like “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project” or “should” or other comparable words or the negative of these words. When you consider our forward-looking statements, you should keep in mind the risk factors we describe and other cautionary statements we make in this Quarterly Report on Form 10-Q. Our forward-looking statements are only predictions based on expectations that we believe are reasonable. Our actual results could differ materially from those anticipated in, or implied by, these forward-looking statements as a result of known risks and uncertainties set forth below and elsewhere in this Quarterly Report on Form 10-Q. These factors include or relate to the following:

•	increased advisory costs to execute our reorganization;

•	the effect of the industry-wide downturn in energy exploration and development activities;

•	continuing incurrence of operating losses due to such downturn;

•	oil and natural gas commodity prices;

•	market response to global demands to curtail use of oil and natural gas;

•	capital budgets and spending by the oil and natural gas industry;

•	the ability or willingness of the Organization of Petroleum Exporting Countries, or OPEC, to set and maintain production levels for oil;

•	oil and natural gas production levels by non-OPEC countries;

•	supply and demand for oilfield services and industry activity levels;

•	our ability to maintain stable pricing;

•	our level of indebtedness;

•	possible impairment of our long-lived assets;

•	potential for excess capacity;

•	competition;

•	substantial capital requirements;

•	significant operating and financial restrictions under our loan and security agreement which provides for a term loan of $50.0 million, or the New Loan Agreement;

•	technological obsolescence of operating equipment;

•	dependence on certain key employees;

•	concentration of customers;

•	substantial additional costs of compliance with reporting obligations, the Sarbanes-Oxley Act and New Loan Agreement covenants;

•	seasonality of oilfield services activity;

•	collection of accounts receivable;

•	environmental and other governmental regulation, including potential climate change legislation;

•	the potential disruption of business activities caused by the physical effects, if any, of climate change;

•	risks inherent in our operations;

•	ability to fully integrate future acquisitions;

•	variation from projected operating and financial data;

•	variation from budgeted and projected capital expenditures;

•	volatility of global financial markets; and

•	the other factors discussed under “Risk Factors” beginning on page 11 of the Annual Report on Form 10-K for the year ended December 31, 2016.
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

PART I—FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements

Forbes Energy Services Ltd.
(Debtor-in-Possession through April 12, 2017)
Condensed Consolidated Balance Sheets (unaudited)
(in thousands, except par value amounts)

	March 31, 2017	December 31, 2016
Assets
Current assets
Cash and cash equivalents	$17,647	$20,437
Cash - restricted	27,579	27,563
Accounts receivable - trade, net of allowance for doubtful accounts of $1.5 million and $1.4 million as of March 31, 2017, and December 31, 2016, respectively	16,889	16,962
Accounts receivable - other	664	290
Prepaid expenses and other	6,556	7,957
Other current assets	—	821
Total current assets	69,335	74,030
Property and equipment, net	221,538	233,362
Intangible assets, net	3,086	3,220
Other assets	2,376	2,269
Total assets	$296,335	$312,881
Liabilities and Shareholders’ Deficit
Current liabilities
Current portions of long-term debt	$18,806	$298,932
Accounts payable - trade	7,424	4,505
Accounts payable - related parties	—	18
Accrued interest payable	300	26,578
Accrued expenses	9,869	8,740
Total current liabilities	36,399	338,773
Long-term debt, net of current portion	121	240
Deferred tax liability	1,052	1,096
Liabilities subject to compromise	308,431	—
Total liabilities	346,003	340,109

Commitments and contingencies (Note 10)	—	—

Temporary equity
Series B senior convertible preferred shares, 588 shares outstanding at March 31, 2017 and December 31, 2016	15,344	15,298
Shareholders’ deficit
Common stock, $.04 par value, 112,500 shares authorized, 22,215 shares issued and outstanding at March 31, 2017 and December 31, 2016	889	889
Additional paid-in capital	193,431	193,477
Accumulated deficit	(259,332)	(236,892)
Total shareholders’ deficit	(65,012)	(42,526)
Total liabilities and shareholders’ deficit	$296,335	$312,881
The accompanying notes are an integral part of these condensed consolidated financial statements.

Forbes Energy Services Ltd.
(Debtor-in-Possession through April 12, 2017)
Condensed Consolidated Statements of Operations (unaudited)
(in thousands, except per share amounts)

	Three months ended March 31,
	2017	2016
Revenues
Well servicing	$17,105	$18,713
Fluid logistics	9,942	13,218
Total revenues	27,047	31,931
Expenses
Well servicing	14,140	16,720
Fluid logistics	9,948	13,161
General and administrative	4,512	6,056
Depreciation and amortization	12,068	13,489
Total expenses	40,668	49,426
Operating loss	(13,621)	(17,495)
Other income (expense)
Interest income	13	22
Interest expense (excludes contractual interest of $4.7 million on Prior Senior Notes subject to compromise for the period January 22, 2017 through March 31, 2017)	(2,214)	(6,946)
Reorganization costs	(6,587)	—
Pre-tax loss	(22,409)	(24,419)
Income tax expense	31	49
Net loss	(22,440)	(24,468)
Preferred stock dividends	(46)	(194)
Net loss attributable to common shareholders	$(22,486)	$(24,662)
Loss per share of common stock
Basic and diluted loss per share	$(1.01)	$(1.11)
Weighted average number of shares outstanding
Basic and diluted	22,215	22,210
The accompanying notes are an integral part of these condensed consolidated financial statements.

Forbes Energy Services Ltd.
(Debtor-in-Possession through April 12, 2017)
Condensed Consolidated Statement of Changes in Shareholders’ Deficit (unaudited)
(in thousands)

	Temporary Equity		Permanent Equity
	Preferred Shares		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
Balance: December 31, 2016	588	$15,298	22,215	$889	$193,477	$(236,892)	$(42,526)
Net loss	—	—	—	—	—	(22,440)	(22,440)
Preferred shares dividends and accretion	—	46	—	—	(46)	—	(46)
Balance: March 31, 2017	588	$15,344	22,215	$889	$193,431	$(259,332)	$(65,012)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Forbes Energy Services Ltd.
(Debtor-in-Possession through April 12, 2017)
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Three months ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(22,440)	$(24,468)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	12,068	13,489
Share-based compensation	—	70
Reorganization items	2,104	—
Deferred tax (benefit) expense	(44)	49
(Gain) loss on disposal of assets, net	(700)	676
Bad debt expense	175	643
Amortization of deferred financing cost	234	355
Changes in operating assets and liabilities:
Accounts receivable	(477)	7,440
Prepaid expenses and other assets	(71)	1,032
Accounts payable - trade	3,519	(282)
Accounts payable - related parties	(18)	(4)
Accrued expenses	1,122	2,270
Accrued interest payable	1,546	6,242
Net cash (used in) provided by operating activities	(2,982)	7,512
Cash flows from investing activities:
Proceeds from sale of property and equipment	979	—
Purchases of property and equipment	(377)	(3,065)
Change in restricted cash	—	51
Net cash provided by (used in) investing activities	602	(3,014)
Cash flows from financing activities:
Change in restricted cash	(16)	—
Payments of debt	(394)	(1,052)
Payment of tax withholding obligations related to restricted stock	—	(110)
Dividends paid on Series B senior convertible preferred shares	—	(184)
Net cash used in financing activities	(410)	(1,346)
Net (decrease) increase in cash and cash equivalents	(2,790)	3,152
Cash and cash equivalents:
Beginning of period	20,437	74,611
End of period	$17,647	$77,763

The accompanying notes are an integral part of these condensed consolidated financial statements.

Forbes Energy Services Ltd.
(Debtor-in-Possession through April 12, 2017)
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

Chapter 11 Proceedings
On January 22, 2017, FES Ltd. and its domestic subsidiaries, or collectively, the Debtors, filed voluntary petitions, or the Bankruptcy Petitions, for reorganization under chapter 11 of the United States Bankruptcy Code, or the Bankruptcy Code, in the United States Bankruptcy Court for the Southern District of Texas-Corpus Christi Division, or the Bankruptcy Court, pursuant to the terms of a restructuring support agreement that contemplated the reorganization of the Debtors pursuant to a prepackaged plan of reorganization, as amended and supplemented, the Plan. On March 29, 2017, the Bankruptcy Court entered an order, or the Confirmation Order, confirming the Plan. On April 13, 2017, or the Effective Date, the Plan became effective pursuant to its terms and the Debtors emerged from their chapter 11 cases. Although the Debtors are no longer debtors-in-possession, the Debtors were debtors-in-possession for the entire quarter ended March 31, 2017. As such, certain aspects of the bankruptcy proceedings of the Debtors and related matters are described below in order to provide context and explain part of the Company's financial condition and results of operations for the period presented.
Effect of the Bankruptcy Proceedings
During the bankruptcy proceedings, the Debtors conducted normal business activities and were authorized to pay certain vendor payments, wage payments and tax payments in the ordinary course. In addition, subject to certain specific exceptions under the Bankruptcy Code, the Bankruptcy Petitions automatically stayed most judicial or administrative actions against the Debtors or their property to recover, collect, or secure a prepetition claim. For example, the Bankruptcy Petitions prohibited lenders or note holders from pursuing claims for defaults under the Debtors’ debt agreements during the pendency of the chapter 11 cases.
The Plan
Under the Plan, which was approved by the Bankruptcy Court and became effective on the Effective Date,:
•FES Ltd. converted from a Texas corporation to a Delaware corporation;
•All prior equity interests (which included FES Ltd.’s prior common stock, par value $0.04 per share, or the Old Common Stock, FES Ltd.’s prior preferred stock, awards under FES Ltd.’s prior incentive compensation plans, or the Prior Compensation Plans, and the preferred stock purchase rights under the Rights Agreement dated as of May 19, 2008 and subsequently amended on July 8, 2013, or the Rights Agreement, between FES Ltd. and CIBC Mellon Trust Company, as rights agent) in FES Ltd. were extinguished without recovery;
•FES Ltd. created a new class of common stock, par value $0.01 per share, or the New Common Stock;
•FES Ltd.’s prior 9% senior notes due 2019, or the Prior Senior Notes, were canceled and each holder of the Prior Senior Notes received such holder’s pro rata share of (i) $20.0 million in cash and (ii) 100% of the New Common Stock, subject to dilution only as a result of the shares of New Common Stock issued or available for issuance in connection with a management incentive plan, or the Management Incentive Plan. A total of 5,249,997 shares of New Common Stock was issued to the holders of the Prior Senior Notes;
•The Debtors entered into the New Loan Agreement, with certain financial institutions party thereto from time to time as lenders, or the Lenders, and Wilmington Trust, National Association, as agent for the Lenders;
•FES Ltd. adopted the Management Incentive Plan, which provides for the issuance of equity-based awards with respect to, in the aggregate, up to 750,000 shares of New Common Stock;
•The Debtors’ loan and security agreement governing their revolving credit facility, or the Prior Loan Agreement, dated as of September 9, 2011 and subsequently amended, with Regions Bank, or Regions, as the sole lender party thereto, or the Lender, was terminated and a new letter of credit facility was entered into with Regions, or the New Regions Letters of Credit Facility, which covers letters of credit and certain bank product obligations. Regions continues to hold the cash pledged to support the New Regions Letters of Credit Facility in the amount of $10.1 million as of May 11, 2017;
•The Debtors paid off the outstanding principal balance of $15 million plus outstanding interest and fees under the Prior Loan Agreement, and the Prior Loan Agreement was terminated in accordance with the Plan;
•Holders of allowed creditor claims, aside from holders of the Prior Senior Notes, received, on account of such claims, either payment in full in cash or otherwise had their rights reinstated; and
•FES Ltd. entered into a registration rights agreement with certain of its stockholders to provide registration rights.
On the Effective Date, the Debtors eliminated approximately $280.0 million in principal amount of the Prior Senior Notes plus accrued interest thereon.
Fresh Start Accounting
In connection with the Debtors' emergence from bankruptcy, the Company will be required to apply fresh start accounting to its financial statements because (i) the holders of Old Common Stock received none of the New Common Stock issued upon the Debtors' emergence from bankruptcy and (ii) the reorganization value of the Company's assets immediately prior to confirmation of the Plan was less than the post-petition liabilities and allowed claims. Fresh start accounting will be applied to the Company’s consolidated financial statements during the quarter ending June 30, 2017.
Financial Statement Classification of Liabilities Subject to Compromise
The Company's financial statements include amounts classified as liabilities subject to compromise, which represent liabilities that have been addressed in the chapter 11 cases. The Plan, as confirmed, provides for the treatment of claims against the Debtors’ bankruptcy estates, including prepetition liabilities. Certain claims were unimpaired under the Plan and remain pending against the Debtors. Such claims may be material and will be addressed in the ordinary course.

The following table summarizes the components of liabilities subject to compromise included on our condensed consolidated balance sheets as of March 31, 2017 and December 31, 2016 (in thousands):

March 31, 2017
(in thousands)

Accounts payable and accrued liabilities	$607
Prior Senior Notes and accrued interest	307,824

$308,431

Reorganization Items

The Debtors have incurred significant costs associated with the reorganization, principally professional fees. The amount of these costs, which are being expensed as incurred, significantly affect the Company's results of operations.

The following table summarizes the components included in reorganization items in the Company's condensed consolidated statements of operations for the three months ended March 31, 2017 (in thousands):

March 31, 2017
(in thousands)

Reorganization legal and professional fees and expenses	$4,483
Deferred loan costs expensed (1)	2,104

Reorganization items	$6,587
(1) The amount shown reflects the deferred financing costs on the Prior Senior Notes that were written off in the first quarter of 2017.

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

3. Basis of Presentation

Reclassification
Certain prior period amounts have been reclassified to conform to the current year presentation with no material impact on consolidated net income or cash flows.
Interim Financial Information
The unaudited condensed consolidated financial statements of the Company are prepared in conformity with accounting principles generally accepted in the United States of America, or GAAP, for interim financial reporting. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Therefore, these condensed consolidated financial statements should be read along with the annual audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016. In management’s opinion, all adjustments necessary for a fair statement are reflected in the interim periods presented. Interim results for the three months ended March 31, 2017 may not be indicative of results that will be realized for the full year ending December 31, 2017. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Recent Accounting Pronouncements
In January 2017, the Financial Accounting Standards Board, or the FASB, issued Accounting Standards Update, or ASU, No. 2017-01, or ASU 2017-01, "Clarifying the Definition of a Business." ASU 2017-01 provides guidance on whether or not an integrated set of assets and activities constitutes a business. ASU 2017-01 is effective for periods beginning after December 15, 2017 including interim periods within those periods, with early adoption permitted in specific instances. We have determined the adoption of this pronouncement will not have a material impact on our consolidated financial statements and related disclosures.
In November 2016, the FASB issued ASU No. 2016-18, "Statement of Cash Flows (Topic 230), Restricted Cash," or ASU 2016-18. ASU 2016-18 provides guidance on the presentation of restricted cash and restricted cash equivalents in the statement of cash flows. Restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period amounts shown on the statement of cash flows. The amendments of ASU 2016-18 should be applied using a retrospective transition method and are effective for reporting periods beginning after December 15, 2017 with early adoption permitted. We believe the adoption of this pronouncement will only change the presentation of the statement of cash flows for restricted cash.
In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” or ASU 2016-15. ASU 2016-15 will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017. The new standard will require adoption on a retrospective basis unless it is impracticable to apply, in which case, the new standard would apply the amendments prospectively as of the earliest date practicable. We are currently in the process of evaluating the impact of adoption on our consolidated financial statements.
In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments", or ASU 2016-13, which introduces a new impairment model for financial instruments that is based on expected credit losses rather than incurred credit losses. The new impairment model applies to most financial assets, including trade accounts receivable. The amendments in ASU 2016-13 are effective for interim and annual reporting periods beginning after December 15, 2019 with early adoption permitted for annual periods beginning after December 15, 2018. We will be evaluating the impact of adopting this pronouncement on our consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)," or ASU 2016-02, which increases the transparency and comparability about leases among entities. The new guidance requires lessees to recognize a lease liability and a corresponding lease asset for operating leases with lease terms greater than 12 months.  It also requires additional disclosures about leasing arrangements to help users of financial statements better understand the amount, timing, and uncertainty of cash flows arising from leases. ASU 2016-02 becomes effective for interim and annual periods beginning after December 15, 2018 and requires a modified retrospective approach to adoption. Early adoption is permitted. We have engaged a third party to assist in evaluating the impact of this new standard on our consolidated financial statements and related disclosures.
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” or ASU 2014-09, which provides guidance for revenue recognition and which supersedes nearly all existing revenue recognition guidance under ASU 2014-09. This ASU provides guidance that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. Additionally, the guidance permits two methods of transition upon adoption: full retrospective and modified retrospective. Under the full retrospective method, the standard would be applied to each prior reporting period presented. Under the modified retrospective method, the cumulative effect of applying the standard would be recognized at the date of initial application. In August 2015, the FASB issued final revised guidance that defers the effective date of the revenue recognition standard to be for annual and interim periods beginning after December 15, 2017, with early adoption permitted for interim and annual reporting periods beginning after December 15, 2016. We have engaged a third party to assist in evaluating the impact of this new standard on our consolidated financial statements and related disclosures.

Impairment
During the second quarter of 2016, the Company experienced a triggering event resulting from the continuing decline in operating revenues due to an industry-wide slowdown. An impairment loss of $14.5 million was recorded as a component of operating expenses based on the amount that the carrying value of certain intangibles exceeded the fair value of such intangibles during the second quarter of 2016. The Company continues to monitor facts and circumstances for asset impairment indicators for long-term assets. The Company did not experience any triggering events in the first quarter of 2017.

4. Intangible Assets
Our major class of intangible assets subject to amortization consists of trade names. The Company expenses costs associated with extensions or renewals of intangible assets. There were no such extensions or renewals in the three months ended March 31, 2017 and 2016. Amortization expense is calculated using the straight-line method over the period indicated. Amortization expense for the three months ended March 31, 2017 and 2016 was $0.1 million and $0.7 million, respectively. As noted in Note 3, an impairment of certain intangible assets of $14.5 million was recorded in the second quarter of 2016. Based upon our findings during the second quarter of 2016, the recoverable amount of the trade name was in excess of the carrying amount, and no impairment was indicated at that time. We did not experience any triggering events during the first quarter of 2017.

The following sets forth the identified intangible assets by major asset class:

		As of March 31, 2017				As of December 31, 2016
	Useful Life (years)	Gross Carrying Value	Accumulated Amortization	Impairment	Net Book Value	Gross Carrying Value	Accumulated Amortization	Impairment	Net Book Value
		(in thousands)
Trade names	15	8,050	(4,964)	—	3,086	8,050	(4,830)	—	3,220

Estimated amortization expense of the trade names remaining for the years 2017 through 2022 is $0.5 million per year.

5. Share-Based Compensation

Bankruptcy Proceedings

As discussed in Note 1 - Chapter 11 Proceedings, on the Effective Date, all prior equity interests (which included the Old Common Stock, FES Ltd.’s prior preferred stock, awards under the Prior Compensation Plans and the preferred stock purchase rights under the Rights Agreement) in FES Ltd. were extinguished without recovery.

Incentive Compensation Plans

From time to time, the Company grants stock options, restricted stock units, or other awards to its employees, including executive officers and directors. As discussed in Note 1 - Chapter 11 Proceedings, on the Effective Date, all awards then outstanding under the Prior Compensation Plans were extinguished without recovery and the Prior Compensation Plans were effectively terminated.

Stock Options

There were 602,625 stock options vested and exercisable at March 31, 2017.

For the three months ended March 31, 2017 and 2016, the Company recorded no expenses for share-based compensation related to stock options, as all outstanding options are fully vested. There was no share-based compensation expense capitalized for either of the three months ended March 31, 2017 or 2016. As of March 31, 2017, there was no unrecognized share-based compensation expense for stock options. As discussed in Note 1 - Chapter 11 Proceedings, on the Effective Date, all options then outstanding under the Prior Compensation Plans were extinguished without recovery.

Restricted Stock Units

The following table presents a summary of restricted stock unit grant activity for the three months ended March 31, 2017:

	Liability Based	Grant Date Average Fair Value Per Unit
Outstanding at December 31, 2016	715,679	$1.53
Canceled	(715,679)	1.53
Outstanding at March 31, 2017	—	$—

On March 17, 2017, the outstanding restricted stock units were canceled. There was no share-based compensation expense for restricted stock units for the three months ended March 31, 2017 and $0.1 million for the three months ended March 31, 2016.

6. Property and Equipment
Property and equipment consisted of the following:

	Estimated Life in Years	March 31, 2017	December 31, 2016
		(in thousands)
Well servicing equipment	9-15 years	$409,321	$411,199
Autos and trucks	5-10 years	121,347	126,580
Disposal wells	5-15 years	37,748	37,752
Building and improvements	5-30 years	14,125	14,125
Furniture and fixtures	3-15 years	6,836	6,779
Land		1,524	1,524
		590,901	597,959
Accumulated depreciation		(369,363)	(364,597)
		$221,538	$233,362
Depreciation expense was $12.0 million and $12.8 million for the three months ended March 31, 2017, and 2016, respectively.

7. Long-Term Debt
Long-term debt at March 31, 2017 and December 31, 2016 consisted of the following:

	March 31, 2017	December 31, 2016
	(in thousands)
Prior Senior Notes, net of deferred financing costs of $2.3 million as of December 31, 2016 (1)	$—	$277,662
Revolving credit facility	15,000	15,000
Capital leases	988	1,386
Insurance notes	2,939	5,124
	18,927	299,172
Less: Current portion	(18,806)	(298,932)
	$121	$240

(1) Classified as Liabilities subject to compromise as of March 31, 2017.

Prior Senior Notes
On June 7, 2011, FES Ltd. issued $280.0 million in principal amount of the Prior Senior Notes, which were guaranteed by Forbes Energy Services LLC, or FES LLC, C.C. Forbes, LLC, or CCF, TX Energy Services, LLC, or TES, and Forbes Energy International, LLC, or FEI. FES Ltd.’s failure to make the semi-annual interest payments on the Prior Senior Notes on June 15, 2016 and December 15, 2016 after the cure periods provided for in the indenture governing the Prior Senior Notes, or the Prior Senior Indenture, and other events of default resulting from technical breaches of covenants under the Prior Senior Indenture, or, collectively, the Prior Indenture Defaults, could have resulted in all outstanding indebtedness due under the Prior Senior Indenture immediately becoming due and payable. However, as discussed in Note 1 - Chapter 11 Proceedings, any efforts to enforce such payment obligations were automatically stayed as a result of the filing of the Bankruptcy Petitions, and the creditors' rights of enforcement in respect of the Prior Senior Indenture were subject to the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. As discussed in Note 1 - Chapter 11 Proceedings, on the Effective Date, the Prior Senior Notes were canceled and each holder of the Prior Senior Notes received such holder’s pro rata share of (i) $20 million in cash and (ii) 100% of the New Common Stock, subject to dilution only as a result of the shares of New Common Stock issued or available for issuance in connection with the Management Incentive Plan.

Revolving Credit Facility
On September 9, 2011, the Debtors entered into the Prior Loan Agreement. Under cross default provisions in the Prior Loan Agreement, an event of default under the Prior Senior Indenture constituted an event of default under the Prior Loan Agreement. As mentioned above, the Debtors experienced the Prior Indenture Defaults under the Prior Senior Indenture and, thus, constituted an event of default under the Prior Loan Agreement, or the Prior Loan Defaults. The Prior Indenture Defaults and the Prior Loan Defaults could have resulted in all outstanding indebtedness due under the Prior Senior Indenture and the Prior Loan Agreement becoming immediately due and payable. However, as discussed in Note 1 - Chapter 11 Proceedings, any efforts to enforce such payment obligations were automatically stayed as a result of the filing of the Bankruptcy Petitions, and the creditors' rights of enforcement in respect of the Prior Senior Indenture and the Prior Loan Agreement were subject to the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. As discussed in Note 1 - Chapter 11 Proceedings, on the Effective Date, the outstanding principal balance of $15.0 million plus outstanding interest and fees under the Prior Loan Agreement was paid off and the Prior Loan Agreement was terminated in accordance with the Plan. Additionally, on the Effective Date, the Debtors entered into the New Regions Letters of Credit Facility to cover letters of credit and certain bank product obligations.

New Loan Agreement
As discussed previously, on the Effective Date, the Company entered into the New Loan Agreement. FES LLC is the borrower, or the Borrower, under the New Loan Agreement. The Borrower’s obligations have been guaranteed by the FES Ltd. and by TES, CCF and FEI, each direct subsidiaries of the Borrower and indirect subsidiaries of FES Ltd. The New Loan Agreement provides for a term loan of $50.0 million. Subject to certain exceptions and permitted encumbrances, the obligations under this loan are secured by a first priority security interest in substantially all the assets of the Company other than cash collateralizing the New Regions Letters of Credit Facility. Such term loan has a stated maturity date of April 13, 2021. The proceeds of such term loan are only permitted to be used for (i) the payment on account of the Prior Senior Notes in an amount equal to $20.0 million; (ii) the payment of costs, expenses and fees incurred on or prior to the Effective Date in connection with the preparation, negotiation, execution and delivery of the New Loan Agreement and documents related thereto; and (iii) subject to satisfaction of certain release conditions set forth in the New Loan Agreement, for general operating, working capital and other general corporate purposes of the Borrower not otherwise prohibited by the terms of the New Loan Agreement.

Borrowings under this term loan bear interest at a rate equal to five percent (5%) per annum payable quarterly in cash, or the Cash Interest Rate, plus (ii) an initial PIK interest rate of seven percent (7%) commencing July 1, 2017 to be capitalized and added to the principal amount of the term loan or, at the election of the Borrower, paid in cash. The PIK interest increases by two percent (2%) twelve months after the Effective Date and every twelve months thereafter until maturity. Upon and after the occurrence of an event of default, the Cash Interest Rate will increase by two percentage points per annum.

The Borrower is also responsible for certain other administrative fees and expenses. In connection with the execution of the New Loan Agreement, the Borrower paid the Lenders a funding fee of $3.0 million, and paid certain Lenders a backstop fee of $2.0 million. The $20.0 million payment referred to above and these fees were funded as draws under the New Loan Agreement.

The Company is able to voluntarily repay the outstanding term loan at any time without premium or penalty. The Company is required to use the net proceeds from certain events, including but not limited to, the disposition of assets, certain judgments, indemnity payments, tax refunds, pension plan refunds, insurance awards and certain incurrences of indebtedness to repay outstanding loans under the New Loan Agreement. The Company may also be required to use cash in excess of $20.0 million to repay outstanding loans under the New Loan Agreement.

The New Loan Agreement includes customary negative covenants for an asset-based term loan, including covenants limiting the ability of the Company to, among other things, (i) effect mergers and consolidations, (ii) sell assets, (iii) create or suffer to exist any lien, (iv) make certain investments, (v) incur debt and (vi) transact with affiliates. In addition, the New Loan Agreement includes customary affirmative covenants for an asset-based term loan, including covenants regarding the delivery of financial statements, reports and notices to the Agent. The New Loan Agreement also contains customary representations and warranties and event of default provisions for a secured term loan.

New Regions Letters of Credit Facility
As discussed previously, on the Effective Date, the outstanding principal balance of $15.0 million plus outstanding interest and fees under the Prior Loan Agreement was paid off and the Prior Loan Agreement was terminated in accordance with the Plan. On the Effective Date, the Company entered into the New Regions Letters of Credit Facility to cover letters of credit and certain bank product obligations existing on the Effective Date and pursuant to which Regions may issue, upon request by the Company, letters of credit and continue to provide charge cards for use by the Company. Amounts available under the New Regions Letters of Credit Facility are subject to customary fees and are secured by a first-priority lien on, and security interest in, a cash collateral account with Regions containing cash equal to at least (i) 105% of the sum of (a) all amounts owing for any drawings under letters of credit, including any reimbursement obligations, (b) the aggregate undrawn amount of all outstanding letters of credit, (c) all sums owing to Regions or any affiliate pursuant to any letter of credit document and (d) all obligations of the Company arising thereunder, including any indemnitees and obligations for reimbursement of expenses and (ii) 120% of the aggregate line of credit for charge cards issued by Regions to the Company. The fees for each letter of credit for the period from and excluding the date of issuance of such letter of credit to and including the date of expiration or termination, are equal to (x) the average daily face amount of each outstanding letter of credit multiplied by (y) a per annum rate determined by Regions from time to time in its discretion based upon such factors as Regions shall determine, including, without limitation, the credit quality and financial performance of the Company. As of the Effective Date, such rate was 3.00%. In the event the Company is unable to repay amounts due under the New Regions Letters of Credit Facility, Regions could proceed against such cash collateral account. Regions has no commitment under the New Regions Letters of Credit Facility to issue letters of credit.

Capital Leases
The Company financed the purchase of certain vehicles and equipment through commercial loans and capital leases with aggregate principal amounts outstanding as of March 31, 2017 and December 31, 2016 of approximately $1.0 million and $1.4 million, respectively. These loans are repayable in a range of 42 to 60 monthly installments with the maturity dates ranging from April 2017 to July 2018. Interest accrues at rates ranging from 3.1% to 8.4% and is payable monthly. The loans are collateralized by equipment purchased with the proceeds of such loans. The Company paid total principal payments of approximately $0.4 million and $1.1 million for the three months ended March 31, 2017 and 2016, respectively.

Following are required principal payments due on notes and capital leases (other than the 9% Senior Notes) existing as of March 31, 2017:

	April - December 2017	2018	2019	2020	2021 and thereafter
	(in thousands)
Capital lease principal payments	$748	$240	$—	$—	$—
Management has historically acquired all light duty trucks (pickup trucks) through capital leases and may use capital leases or cash to purchase equipment held under operating leases that have reached the end of the lease term. See Note 10 - Commitments and Contingencies.

Insurance Notes
During October of 2016, the Company entered into an insurance promissory note for the payment of insurance premiums at an interest rate of 2.9% with an aggregate principal amount outstanding as of March 31, 2017 and December 31, 2016, of approximately $2.9 million and $5.1 million, respectively.

8. Fair Value of Financial Instruments
Fair value is defined as the amount that would be received for the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.
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

	March 31, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Prior Senior Notes	$280,000	$95,200	$277,662	$98,570

The fair value of our 9% Senior Notes is a Level 1 input within the fair value hierarchy and is based on the dealer quoted market prices at March 31, 2017 and December 31, 2016, respectively.

Fair Value on a Non-Recurring Basis

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

	As of
	March 31, 2017	December 31, 2016
	(in thousands)
Related parties cash and cash equivalents balances:
Balance at Texas Champion Bank (1)	$160	$295

Related parties payable:
Texas Quality Gate Guard Services, LLC (2)	—	18
	$—	$18

There were no related party receivables as of March 31, 2017 and December 31, 2016.

There were no related party capital expenditures for the three months ended March 31, 2017 and 2016 .

	Three months ended March 31,
	2017	2016
	(in thousands)
Related parties revenue activity:
Tasco Tool Services, Ltd. (3)	$1	$—
	$1	$—

Related parties expense activity:
Alice Environmental Services, LP/Alice Environmental Holdings, LLC (4)	$223	$298
Tasco Tool Services, Ltd. (3)	9	7
Texas Quality Gate Guard Services, LLC (2)	41	45
Animas Holdings, LLC (5)	48	40
CJW Group, LLC (6)	9	9
	$330	$399

Other payments to related parties:
SB Factoring, LLC (7)	$73	$128
	$73	$128

(1)The Company has a deposit relationship with Texas Champion Bank. Travis Burris, who served as a Company director until the Effective Date, is the President, Chief Executive Officer, and director of Texas Champion Bank. John E. Crisp, or Mr. Crisp, an executive officer and director of the Company, serves on the board of directors of Texas Champion Bank.
(2)Texas Quality Gate Guard Services, LLC, or Texas Quality Gate Guard Services, is an entity owned by Mr. Crisp and Charles C. Forbes, Jr., and a son of Mr. Crisp. Texas Quality Gate Guard Services has provided security services to the Company. Mr. Forbes served as a Company director and an executive officer until the Effective Date.
(3)Tasco Tool Services, Ltd., or Tasco, is a down-hole tool company that is partially owned and managed by a company that is partially owned by Mr. Forbes. Tasco rents and sells tools to the Company from time to time.
(4)Messrs. Crisp and Forbes are also owners and managers of Alice Environmental Holdings, LLC, or AEH, and indirect owners and managers of Alice Environmental Services, LP, or AES and Alice Environmental West Texas, LLC, or AEWT. The Company leases or rents land and buildings, and formerly leased aircraft from AES. During January 2015, the Company purchased land from AEWT for an additional operating location. The aircraft leases were terminated during the third quarter of 2015.
(5)Animas Holdings, LLC, or Animas, is owned by the two sons of Mr. Crisp and three children of Mr. Forbes. Animas owns land and property that it leases to the Company.
(6) CJW Group, LLC is an entity that leases office space to the Company and is partially owned by Messrs. Crisp and Forbes.
(7)From time to time, vendors of the Company factor their receivables from the Company and direct that the Company make payment of such factored amounts directly to the applicable factor.  One such factor to whom payments have been made by the Company is SB Factoring LLC which is owned in part by each of Mr. Crisp and Mr. Forbes. The nature of these transactions does not result in recording in the Company’s financial records any revenue, any expense or any receivable and does not result in any payable distinct in amount from the amount payable to such vendors as originally incurred.

10. Commitments and Contingencies

Chapter 11 Proceedings

As discussed in Note 1 - Chapter 11 Proceedings, the Bankruptcy Petitions automatically stayed certain actions against the Debtors, including actions to collect prepetition liabilities or to exercise control over the property of the Debtors. The Plan, as confirmed, provides for the treatment of claims against the Debtors’ bankruptcy estates, including prepetition liabilities. Certain claims were unimpaired under the Plan and remain pending against the Debtors. Such claims may be material and will be addressed in the ordinary course.

Concentrations of Credit Risk

FDIC insurance coverage is currently $250,000 per depositor at each financial institution, and our non-interest bearing cash balances typically exceed federally insured limits. The Company restricts investment of temporary cash investments to financial institutions with high credit standings.

The Company's customer base consists primarily of multi-national and independent oil and natural gas producers. The Company does not require collateral on its trade receivables. For the three months ended March 31, 2017 the Company's largest customer, five largest customers, and ten largest customers constituted 14.3%, 45.1% and 56.4% of consolidated revenues, respectively. For the three months ended March 31, 2016 the Company's largest customer, five largest customers, and ten largest customers constituted 23.7%, 60.2% and 76.7% of consolidated revenues, respectively. For the three months ended March 31, 2017 two customers constituted 14.3% and 12.7% of consolidated revenues, respectively. The loss of any one of our top five customers would have a materially adverse effect on the revenues and profits of the Company. Further, our trade accounts receivable are from companies within the oil and natural gas industry and as such the Company is exposed to normal industry credit risks. As of March 31, 2017 the Company's largest customer, five largest customers, and ten largest customers constituted 20.7%, 46.3% and 61.5% of accounts receivable, respectively. As of March 31, 2017 two customers constituted 20.7% and 10.0% of accounts receivable, respectively.

Self-Insurance

The Company is self-insured under its Employee Group Medical Plan for the first $150 thousand per individual. The Company is self-insured with a retention for the first $250 thousand in general liability. The Company also retains the first $1.0 million within the auto liability buffer policy which is in excess of a primary $1.0 million auto liability limit. The Company has an additional premium payable clause under its lead $10.0 million limit excess policy that states in the event losses exceed $0.5 million, a loss additional premium of up to 15% of paid losses in excess of $0.5 million will be due. The loss additional premium is payable at the time when the loss is paid and will be payable over a period agreed by insurers. The Company has accrued liabilities totaling $6.4 million and $7.2 million as of March 31, 2017 and December 31, 2016, respectively, for the projected additional premium and self-insured portion of these insurance claims as of the financial statement dates. This accrual includes claims made as well as an estimate for claims incurred but not reported as of the financial statement dates.

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

Off-Balance Sheet Arrangements
The Company is often party to certain transactions that constitute off-balance sheet arrangements such as performance bonds, guarantees, operating leases for equipment, and bank guarantees that are not reflected in our condensed consolidated balance sheets. These arrangements are made in our normal course of business and they are not reasonably likely to have a current or future material adverse effect on our financial condition, results of operations, liquidity, or cash flows. The Company's off-balance sheet arrangements include $9.0 million in letters of credit and operating leases for equipment, which are summarized in the table below.

Following are future lease payments on operating leases existing as of March 31, 2017:

	April - December 2017	2018	2019	2020	2021	2022 and thereafter
	(in thousands)
Lease payments	$1,447	$953	$513	$476	$417	$2,167

11. Supplemental Cash Flow Information

	Three months ended March 31,
	2017	2016
	(in thousands)
Cash paid for
Interest	$461	$147
Income tax	—	25
Supplemental schedule of non-cash investing and financing activities
Changes in accounts payable related to capital expenditures	$—	$(1,485)
Capital leases on equipment	—	50
Preferred stock dividends and accretion costs	46	10

12. Earnings per Share

Basic earnings (loss) per share, or EPS, is computed by dividing net income (loss) available to common shareholders by the weighted average common stock outstanding during the period. Diluted earnings (loss) per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock, such as options and convertible preferred stock, were exercised and converted into common stock. Potential common stock equivalents relate to outstanding stock options and unvested restricted stock units, which are determined using the treasury stock method, and the prior Series B Senior Convertible Preferred Stock, or the Prior Preferred Stock, which were determined using the "if-converted" method. In applying the if-converted method, conversion is not assumed for purposes of computing diluted EPS if the effect would be antidilutive. As of each of the quarters ended March 31, 2017 and 2016, there were 602,625 and 614,125 options to purchase shares of the Old Common Stock outstanding, respectively, and 588,059 shares of Prior Preferred Stock. The Prior Preferred Stock was convertible at a rate of nine shares of Old Common Stock to one share of Prior Preferred Stock, or 5,292,531 shares of Old Common Stock. As discussed in Note 1 - Chapter 11 Proceedings, on the Effective Date, the Old Common Stock, the Prior Preferred Stock and awards then outstanding under the Prior Compensation Plans were extinguished without recovery.
The following table sets forth the computation of basic and diluted loss per share:

	Three months ended March 31,
	2017	2016
	(in thousands, except per share amounts)
Basic and diluted:
Net loss	$(22,440)	(24,468)
Preferred stock dividends and accretion	(46)	(194)
Net loss attributable to common shareholders	$(22,486)	$(24,662)
Weighted-average common shares	22,215	22,210
Basic and diluted net loss per share	$(1.01)	$(1.11)

There were 602,625 stock options and 5,292,531 shares of Old Common Stock equivalents underlying the Prior Preferred Stock outstanding as of March 31, 2017 that were not included in the calculation of diluted EPS for the three months ended March 31, 2017 because their effect would have been antidilutive. There were 614,125 stock options, 779,183 units of unvested restricted stock, and 5,292,531 shares of Old Common Stock equivalents underlying the Prior Preferred Stock outstanding as of March 31, 2016 that were not included in the calculation of diluted EPS for the three months ended March 31, 2016 because their effect would have been antidilutive.

13. Income Taxes

The Company’s effective tax rate for the three months ended March 31, 2017 was (0.1)% based on a pre-tax loss of $22.4 million. The Company's effective tax rate for the three months ended March 31, 2016 was (0.2)% based on a pre-tax loss of $24.4 million. The difference between the effective rate and 35.0% statutory rate is mainly due to the application of a valuation allowance in 2017 and 2016. With respect to the application of a valuation allowance, the management team considered the likelihood of realizing the future benefits associated with the Company's existing deductible temporary differences and carryforwards. As a result of this analysis, and based on the current year pre-tax loss and a cumulative loss in the prior three fiscal years, management determined that it is not more likely than not that the future benefit associated with all of the Company's existing deductible temporary differences and carryforwards will be realized. As a result, the Company maintained a valuation allowance against all of its net deferred tax assets. Management evaluates the recoverability of the Company's deferred income tax assets by assessing the need for a valuation allowance on a quarterly basis. If the Company determines that it is more likely than not that its deferred tax assets will be recovered, the valuation allowance will be reduced.

14. Business Segment Information
The Company has determined that it has two reportable segments organized based on its products and services—well servicing and fluid logistics. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

Well Servicing
At March 31, 2017, our well servicing segment utilized our fleet of 172 well servicing rigs, which was comprised of 158 workover rigs and 14 swabbing rigs, six coiled tubing spreads, and other related assets and equipment. These assets are used to provide (i) well maintenance, including remedial repairs and removal and replacement of downhole production equipment, (ii) well workovers, including significant downhole repairs, re-completions and re-perforations, (iii) completion and swabbing activities, (iv) plugging and abandonment services, and (v) pressure testing of oil and natural gas production tubing and scanning tubing for pitting and wall thickness using tubing testing units.
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

The following tables set forth certain financial information with respect to the Company’s reportable segments for the three months ended March 31, 2017 and 2016:

	Three months ended March 31,
	Well Servicing	Fluid Logistics	Consolidated
2017	(in thousands)
Operating revenues	$17,105	$9,942	$27,047
Direct operating costs	14,140	9,948	24,088
Segment operating profit (loss)	$2,965	$(6)	$2,959
Depreciation and amortization	$6,169	$5,899	$12,068
Capital expenditures (1)	274	103	377
Total assets	615,696	434,304	1,050,000
Long-lived assets	136,435	85,103	221,538
2016
Operating revenues	$18,713	$13,218	$31,931
Direct operating costs	16,720	13,161	29,881
Segment operating profit	$1,993	$57	$2,050
Depreciation and amortization	$6,676	$6,813	$13,489
Capital expenditures (1)	193	1,437	1,630
Total assets	615,449	465,242	1,080,691
Long-lived assets	158,257	106,952	265,209

(1) Capital expenditures listed above include all cash and non-cash additions to property and equipment, including capital leases and fixed assets recorded in accounts payable at period end.

	Three months ended March 31,
	2017	2016
Reconciliation of the Company's Operating Loss As Reported:	(in thousands)
Segment operating profits	$2,959	$2,050
General and administrative expense	4,512	6,056
Depreciation and amortization	12,068	13,489
Operating loss	(13,621)	(17,495)
Other expense, net	(8,788)	(6,924)
Restructuring costs	6,587	—
Pre-tax loss	$(22,409)	$(24,419)

	March 31, 2017	December 31, 2016
Reconciliation of the Company's Assets As Reported:	(in thousands)
Total reportable segments	$1,050,000	$1,045,753
Elimination of internal transactions	(1,971,596)	(1,935,640)
Parent	1,217,931	1,202,768
Total assets	$296,335	$312,881

15. Equity Securities

Bankruptcy Proceedings

As discussed in Note 1 - Chapter 11 Proceedings, on the Effective Date, the Old Common Stock or Prior Preferred Stock were extinguished without recovery.
Additionally, on the Effective Date, FES Ltd. created the New Common Stock. The New Common Stock carries the following rights:
•Voting. Holders of the New Common Stock are entitled to one vote per share of New Common Stock owned as of the relevant record date on all matters submitted to a vote of shareholders. Except as otherwise required by Delaware law, holders of New Common Stock (as well as holders of any preferred stock of FES Ltd. entitled to vote with such common shareholders) vote together as a single class on all matters presented to the shareholders for their vote or approval, including the election of directors. The election of directors is determined by a plurality of the votes cast by the shareholders present in person or represented by proxy at the meeting and entitled to vote thereon. All other matters are determined by the vote of a majority of the votes cast by the shareholders present in person or represented by proxy at the meeting and entitled to vote thereon, unless the matter is one upon which, by applicable law, the rules or regulations of any stock exchange applicable to FES Ltd., the Certificate of Incorporation of FES Ltd., or the Certificate of Incorporation, or the Second Amended and Restated Bylaws of FES Ltd., or the Bylaws, a different vote is required, in which case such provision shall govern and control the decision of such matter.
•Dividends. Subject to provisions of applicable law and the Certificate of Incorporation, dividends may be declared by and at the discretion of the board of directors of FES Ltd. at any meeting and may be paid in cash, in property, or in shares of stock of FES Ltd.
•Liquidation, dissolution or winding up. Except as otherwise required by the Certificate of Incorporation or the Bylaws, in the event of the liquidation, dissolution or winding-up of FES Ltd., holders of New Common Stock will have all rights and privileges typically associated with such securities as set forth in the General Corporation Law of the State of Delaware in relation to rights upon liquidation.
•Restrictions on transfer. The New Common Stock is not subject to restrictions on transfer as a result of the Certificate of Incorporation or the Bylaws. Nevertheless, there may be restrictions imposed by applicable securities laws or by the terms of other agreements entered into in the future. The Bylaws permit FES Ltd. to place restrictive legends on its share certificates in order to ensure compliance with these restrictions.
•Other rights. Holders of the New Common Stock have no preemptive, redemption, conversion or sinking fund rights.

The rights, preferences, and privileges of the holders of the New Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any series of preferred stock that may be issued by FES Ltd.

16. Subsequent Events

The Company has evaluated events subsequent to the date of the Company's condensed consolidated financial statements, March 31, 2017. On the Effective Date, the Debtors completed their financial restructuring and emerged from the chapter 11 bankruptcy cases after completing all required actions and satisfying the remaining conditions to the Plan, which was confirmed by the Bankruptcy Court on March 29, 2017. See Note 1 - Chapter 11 Proceedings for more information regarding the Debtor’s emergence from bankruptcy. The Company cannot currently estimate the financial effect of the Debtor’s emergence from bankruptcy on its financial statements, although it expects to record material adjustments in the second quarter of 2017 related to the Plan and due to the application of fresh start accounting upon emergence. There were no other material subsequent events requiring additional disclosure in these financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with the audited consolidated financial statements for the year ended December 31, 2016 included in our Annual Report on Form 10-K. Any forward-looking statements made by or on our behalf are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Readers are cautioned that such forward-looking statements involve risks and uncertainties in that the actual results may differ materially from those projected in the forward-looking statements. Important factors that could cause actual results to differ include risks set forth in the Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2016.
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
We currently provide a wide range of services to a diverse group of companies. In the three months ended March 31, 2017, we provided services to approximately 280 companies. John E. Crisp and our senior management team, have cultivated deep and ongoing relationships with these customers during their average of over 40 years of experience in the oilfield services industry. For the three months ended March 31, 2017 we generated consolidated revenues of approximately $27.0 million.
We currently conduct our operations through the following two business segments:

•
Well Servicing. Our well servicing segment comprised 63.2% of consolidated revenues for the three months ended March 31, 2017. At March 31, 2017, our well servicing segment utilized our fleet of 172 well servicing rigs, which was comprised of 158 workover rigs and 14 swabbing rigs, as well as six coiled tubing spreads, and other related assets and equipment. These assets are used to provide (i) well maintenance, including remedial repairs and removal and replacement of downhole production equipment, (ii) well workovers, including significant downhole repairs, re-completions and re-perforations, (iii) completion and swabbing activities, (iv) plugging and abandonment services, and (v) pressure testing of oil and natural gas production tubing and scanning tubing for pitting and wall thickness using tubing testing units.

•
Fluid Logistics. Our fluid logistics segment comprised 36.8% of consolidated revenues for the three months ended March 31, 2017. Our fluid logistics segment utilized our fleet of owned or leased fluid transport trucks and related assets, including specialized vacuum, high-pressure pump and tank trucks, hot oil trucks, frac tanks, fluid mixing tanks, salt water disposal wells and facilities, and related equipment. These assets are used to provide, transport, store, and dispose of a variety of drilling and produced fluids used in, and generated by, oil and natural gas production. These services are required in most workover and completion projects and are routinely used in daily operations of producing wells.

We believe that our two business segments are complementary and create synergies in terms of selling opportunities. Our multiple lines of service are designed to capitalize on our existing customer base to grow it within existing markets, generate more business from existing customers, and increase our operating performance. By offering our customers the ability to reduce the number of vendors they use, we believe that we help improve our customers’ efficiency. This is demonstrated by the fact that 65.9% and 76.3% of our revenues for the three months ended March 31, 2017 and 2016 were from customers that utilized services of both of our business segments. Further, by having multiple service offerings that span the life cycle of the well, we believe that we have a competitive advantage over smaller competitors offering more limited services.

Recent Events

Chapter 11 Proceedings
On January 22, 2017, FES Ltd. and its domestic subsidiaries, or collectively, the Debtors, filed voluntary petitions, or the Bankruptcy Petitions, for reorganization under chapter 11 of the United States Bankruptcy Code, or the Bankruptcy Code, in the United States Bankruptcy Court for the Southern District of Texas-Corpus Christi Division, or the Bankruptcy Court, pursuant to the terms of a restructuring support agreement that contemplated the reorganization of the Debtors pursuant to a prepackaged plan of reorganization, as amended and supplemented, the Plan. On March 29, 2017, the Bankruptcy Court entered an order, or the Confirmation Order, confirming the Plan. On April 13, 2017, or the Effective Date, the Plan became effective pursuant to its terms and the Debtors emerged from their chapter 11 cases. Although the Debtors are no longer debtors-in-possession, the Debtors were debtors-in-possession for the entire quarter ended March 31, 2017. As such, certain aspects of the bankruptcy proceedings of the Debtors and related matters are described below in order to provide context and explain part of the Company's financial condition and results of operations for the period presented.
Effect of the Bankruptcy Proceedings
During the bankruptcy proceedings, the Debtors conducted normal business activities and were authorized to pay certain vendor payments, wage payments and tax payments in the ordinary course. In addition, subject to certain specific exceptions under the Bankruptcy Code, the Bankruptcy Petitions automatically stayed most judicial or administrative actions against the Debtors or their property to recover, collect, or secure a prepetition claim. For example, the Bankruptcy Petitions prohibited lenders or note holders from pursuing claims for defaults under the Debtors’ debt agreements during the pendency of the chapter 11 cases.
The Plan
Under the Plan, which was approved by the Bankruptcy Court and became effective on the Effective Date,:
•FES Ltd. converted from a Texas corporation to a Delaware corporation;
•All prior equity interests (which included FES Ltd.’s prior common stock, par value $0.04 per share, or the Old Common Stock, FES Ltd.’s prior preferred stock, awards under FES Ltd.’s prior incentive compensation plans, or the Prior Compensation Plans, and the preferred stock purchase rights under the Rights Agreement dated as of May 19, 2008 and subsequently amended on July 8, 2013, or the Rights Agreement, between FES Ltd. and CIBC Mellon Trust Company, as rights agent) in FES Ltd. were extinguished without recovery;
•FES Ltd. created a new class of common stock, par value $0.01 per share, or the New Common Stock;
•FES Ltd.’s prior 9% senior notes due 2019, or the Prior Senior Notes, were canceled and each holder of the Prior Senior Notes received such holder’s pro rata share of (i) $20 million in cash and (ii) 100% of the New Common Stock, subject to dilution only as a result of the shares of New Common Stock issued or available for issuance in connection with a management incentive plan, or the Management Incentive Plan. A total of 5,249,997 shares of New Common Stock was issued to the holders of the Prior Senior Notes;
•The Debtors entered into the New Loan Agreement, with certain financial institutions party thereto from time to time as lenders, or the Lenders, and Wilmington Trust, National Association, as agent for the Lenders;
•FES Ltd. adopted the Management Incentive Plan, which provides for the issuance of equity-based awards with respect to, in the aggregate, up to 750,000 shares of New Common Stock;
•The Debtors’ loan and security agreement governing their revolving credit facility, or the Prior Loan Agreement, dated as of September 9, 2011 and subsequently amended, with Regions Bank, or Regions, as the sole lender party thereto, or the Lender, was terminated and a new letter of credit facility was entered into with Regions, or the New Regions Letters of Credit Facility, which covers letters of credit and certain bank product obligations. Regions continues to hold the cash pledged to support the New Regions Letters of Credit Facility in the amount of $10.1 million as of May 11, 2017;
•The Debtors paid off the outstanding principal balance of $15 million plus outstanding interest and fees under the Prior Loan Agreement, and the Prior Loan Agreement was terminated in accordance with the Plan;
•Holders of allowed creditor claims, aside from holders of the Prior Senior Notes, received, on account of such claims, either payment in full in cash or otherwise had their rights reinstated; and

•FES Ltd. entered into a registration rights agreement with certain of its stockholders to provide registration rights.
On the Effective Date, the Debtors eliminated approximately $280.0 million in principal amount of the Prior Senior Notes plus accrued interest thereon.
Fresh Start Accounting

In connection with the Debtors' emergence from bankruptcy, the Company will be required to apply fresh start accounting to its financial statements because (i) the holders of Old Common Stock received none of the New Common Stock issued upon the Debtors' emergence from bankruptcy and (ii) the reorganization value of the Company's assets immediately prior to confirmation of the Plan was less than the post-petition liabilities and allowed claims. Fresh start accounting will be applied to the Company’s consolidated financial statements during the quarter ending June 30, 2017.

Financial Statement Classification of Liabilities Subject to Compromise

The Company's financial statements include amounts classified as liabilities subject to compromise, which represent liabilities that have been addressed in the chapter 11 cases. The Plan, as confirmed, provides for the treatment of claims against the Debtors’ bankruptcy estates, including prepetition liabilities. Certain claims were unimpaired under the Plan and remain pending against the Debtors. Such claims may be material and will be addressed in the ordinary course.

    Factors Affecting Results of Operations

Market Conditions

The oil and natural gas industry has experienced a significant decline in oil exploration and production activity that began in the fourth quarter of 2014 and continued through 2016 and into 2017. The price of West Texas Intermediate, or WTI, oil fell from a price of $104 per barrel as of June 30, 2014 to a low of approximately $26 per barrel on February 11, 2016. Since then, the price of WTI oil has experienced a modest recovery and settled into a trading range of roughly $47 to $54 per barrel during the first quarter of 2017.  On March 31, 2017, the price of WTI oil closed at approximately $51 per barrel. In response to this precipitous drop in WTI oil prices, exploration and production companies decreased the number of U.S. drilling rigs from a peak high of 1,873 operating as of June 30, 2014 to 824 as of March 31, 2017, a decrease of 56.0%.  During this period, the Texas drilling rig count dropped from an average monthly high of 903 in November of 2014 to an average of 399 in March of 2017, a decrease of 55.8%.

Below are three charts that provide total U.S. rig counts, total Texas rig counts and WTI oil price trends for the twelve months ended March 31, 2017 and 2016.

Source: Rig counts are per Baker Hughes, Inc. (www.bakerhughes.com). Rig counts are the averages of the weekly rig count activity.

The declines in oil and natural gas prices and exploration activities that began in 2014 and continued through 2016 and into 2017 created a more challenging market for the provision of our services. In response to these market conditions, we implemented cost reduction measures and continue to analyze cost reduction opportunities while ensuring that appropriate functions and capacity are preserved to allow us to be opportunistic as market conditions improve.  Cost reductions, which began in the fourth quarter of 2014 and continued through the first quarter of 2017, include reductions in headcount, labor rates, bonuses, over-time, travel and entertainment, vendor pricing, and other cost controls that contribute to earnings.  We also consolidated locations where levels of activity dictated greater efficiencies with operations performed out of a single location. Capital spending has largely been limited to capital commitments incurred before the market downturn, purchases of certain, limited pieces of equipment with greater operating efficiencies to improve margins, and the purchase of certain equipment under operating leases at the end of their term.

In May 2016, Texas drilling rig count reached a low point. From that point until the end of the first quarter of 2017, drilling rig counts in Texas increased by 252 rigs to a total of 435; an increase of 137.7%. Of this increase, 182, 26, and 44 were attributable to West Texas, East Texas, and South Texas, respectively. Our revenues for the first quarter of 2017 were approximately 22.3%, 5.9%, and 71.8% in West Texas, East Texas, and South Texas, respectively.

The second key metric, other than volume of work, that impacts profitability is pricing. In 2015 and 2016, price concessions were granted to customers in recognition of the oil and natural gas pricing declines. As the oil and natural gas price environment stabilized in mid-2016, price increases have been requested from customers in certain operating areas. Through the end of the first quarter of 2017, customer price increases granted have been limited.

Oil and Natural Gas Prices

Demand for well servicing and fluid logistics services is generally a function of the willingness of oil and natural gas companies to make operating and capital expenditures to explore for, develop and produce oil and natural gas, which in turn is affected by current and anticipated levels of oil and natural gas prices. Exploration and production spending is generally categorized as either operating expenditures or capital expenditures. Activities by oil and natural gas companies designed to add oil and natural gas reserves are classified as capital expenditures, and those associated with maintaining or accelerating production, such as workover and fluid logistics services, are categorized as operating expenditures. Operating expenditures are typically more stable than capital expenditures and are less sensitive to oil and natural gas price volatility. However, in the current market environment our customers are even limiting these expenditures. In contrast, capital expenditures by oil and natural gas companies for drilling are more directly influenced by current and expected oil and natural gas prices and generally reflect the volatility of commodity prices including the precipitous decline in oil and natural gas prices that began in late 2014 with only a recent modest increase in the price of oil.

Workover Rig Rates

Our well servicing segment revenues are dependent on the prevailing market rates for workover rigs. Utilization increased by 7.0% in the first quarter of 2017 compared to the same period in 2016, while average composite rates decreased by 26.7%.

Fluid Logistics Rates

Our fluid logistics segment revenues are dependent on the prevailing market rates for fluid transport trucks and the related assets, including specialized vacuum, high-pressure pump and tank trucks, hot oil trucks, frac tanks, fluid mixing tanks and salt water disposal wells. Pricing and utilization decreased through 2016 and continued to decrease through the three months ended March 31, 2017 in response to market conditions.

Operating Expenses

During the first quarter of 2017, consolidated operating expenses decreased at a slightly slower rate than the reduction in consolidated revenues. Most variable costs, which are directly tied to revenues, decreased ratably with the decrease in revenues; however, those decreases were partially offset by the factors noted below under Results of Operations. Future earnings and cash flows will be dependent on our ability to manage our overall cost structure as well as continued efforts to maintain or increase rates to customers.

Capital Expenditures

During the first quarter of 2017, capital expenditures primarily consisted of purchases of equipment and vehicles whose operating leases had reached the end of their term, equipment rebuilds and system software.

Results of Operations

The following discussion compares our consolidated financial information for the three months ended March 31, 2017 to the three months ended March 31, 2016.

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

The following table compares our operating results for the three months ended March 31, 2017 and 2016 (in thousands, except percentages). Operating expenses exclude general and administrative expenses, depreciation, and amortization.

	Revenue		Operating Expenses, excluding depreciation, amortization and impairment
	2017	2016	2017	% of revenue	2016	% of revenue	Change	% Change
Well Servicing	$17,105	18,713	$14,140	82.7%	16,720	89.3%	$(2,580)	(15.4)%
Fluid Logistics	9,942	13,218	9,948	100.1%	13,161	99.6%	(3,213)	(24.4)%
Total	$27,047	$31,931	$24,088	89.1%	$29,881	93.6%	$(5,793)	(19.4)%
The following table compares segment profit (loss) for the three months ended March 31, 2017 and 2016 (in thousands, except percentages).

	2017		2016
	Amount	Gross margin % (1)	Amount	Gross margin % (1)
Well Servicing	$2,965	17.3%	$1,993	10.6%
Fluid Logistics	(6)	(0.1)%	57	0.4%
Total	$2,959	11.0%	$2,050	6.4%
(1) Excluding depreciation and amortization.
.

Consolidated Revenues. The decrease in consolidated revenues is a result of decline in activity in both the well servicing and fluid logistics segments in the first quarter of 2017 as compared to the same period in 2016 due to the decline as described more fully under "Market Conditions" above. These decreases in revenues were driven by price concessions and a decrease in billable hours for both our well servicing and fluid logistics segments.
Well Servicing. Our well servicing segment revenues are dependent on the prevailing market rates and utilization of our workover rigs, coiled tubing units and tubing testing units. Revenues from the well servicing segment decreased by $1.6 million or 8.6% from the first quarter of 2016 to the first quarter of 2017 due to a decline in rates.

Fluid Logistics. The current market decline resulted in revenues from the fluid logistics segment decreasing due to a decrease in trucking hours and price reductions for the three months ended March 31, 2017 when compared to the same period ended March 31, 2016. Billable trucking hours decreased during the three months ended March 31, 2017 by approximately 11.7% when compared to the three months ended March 31, 2016. Our principal fluid logistics assets at March 31, 2017 and 2016 were as follows:

	March 31,
	2017	2016
Fluid Logistics segment:
Vacuum trucks	365	452
Other heavy trucks	103	109
Frac tanks	2,895	3,060
Salt water disposal wells (1)	20	22

(1) At March 31, 2017, 15 salt water disposal wells, included in the above well count, were subject to ground leases or other operating arrangements to third parties. The above well count does not include one well that has been permitted and drilled but has not been completed.

Consolidated Operating Expenses. The decrease in direct operating expenses for the three months ended March 31, 2017 as compared to the same period in the prior year was attributable to lower operating hours related to the industry downturn relative to the first quarter of 2016. The decrease in consolidated operating expenses as a percentage of revenue was primarily due to the factors noted directly below under the well servicing and fluid logistics operating expense sections.
Well Servicing. Direct operating costs as a percentage of revenues were 82.7% and 89.3% for the three months ended March 31, 2017 and 2016, respectively, a decrease of 6.6%.  The primary factors causing the decrease was a reduction in operating lease expense of approximately $1.4 million resulting from the Company purchasing assets as leases reached their terms, and the Company recognized a $0.1 million gain on disposal of assets in the first quarter of 2017 as compared to the first quarter of 2016 where the Company recognized a loss of $0.7 million on disposal of assets.
Fluid Logistics. Direct operating costs as a percentage of revenues were 100.1% and 99.6% for the three months ended March 31, 2017 and 2016, respectively, an increase of 0.5%. The driving factors for the increase were wage expense declining at a slower rate than revenues due to an increase in overtime wages as a percentage of revenues, an increase in fuel expense due to increasing fuel prices, and an increase in repairs and maintenance resulting from stacked vehicles being placed back in service.
General and Administrative Expenses. General and administrative expenses decreased by approximately $1.5 million to $4.5 million for the three months ended March 31, 2017 as compared to $6.1 million for the same period in 2016. General and administrative expenses as a percentage of revenues were 16.7% and 18.9% for the three months ended March 31, 2017 and March 31, 2016, respectively. The key drivers of the decrease were primarily a reduction in wages of approximately $0.8 million due to decreased bonus expense and reductions in insurance and entertainment expenses.
Depreciation and Amortization. Depreciation and amortization expenses decreased by $1.4 million, or 10.4%, to $12.1 million for the three months ended March 31, 2017 as compared to $13.5 million for the same period in 2016. The decrease resulted from a number of our assets becoming fully depreciated thereby reducing current period and future depreciation.
Reorganization costs. Reorganization costs were $6.6 million for the three months ended March 31, 2017 and were comprised of $4.5 million of professional fees and $2.1 million of debt issuance costs that were expensed during the quarter. There were no reorganization costs for the same period in the prior year.
Interest and Other Expenses. Interest and other expenses decreased by approximately $4.7 million to $2.2 million for the three months ended March 31, 2017 as compared to the same period in the prior year. The decrease was due to a reduction in interest expense on the Prior Senior Notes during the first quarter of 2017, because such interest was no longer incurred after the date of Bankruptcy Petitions as it was discharged in the chapter 11 cases.

Income Taxes. We recognized an income tax expense of less than $0.1 million for the three months ended March 31, 2017 and 2016. Our effective tax rate for the three months ended March 31, 2017 is (0.1)% compared to (0.2)% for the three months ended March 31, 2016. The difference in the tax rate is primarily due to the difference in the pre-tax loss for each period. Based on the current year pre-tax loss and a cumulative loss in the prior three fiscal years, management determined that it is not more likely than not that the future benefit associated with all of the Company's existing deductible temporary differences and carryforwards will be realized. As a result, the Company maintained a valuation allowance against all of its net deferred tax assets. Management evaluates the recoverability of our deferred income tax assets by assessing the need for a valuation allowance on a quarterly basis. If the Company determines that it is more likely than not that our deferred tax assets will be recovered, the valuation allowance will be reduced.

Liquidity and Capital Resources
Overview
During the last thirty-six months, we have funded our operations, including capital expenditures, through our cash flow from operations and a drawing on the revolving credit facility under the Prior Loan Agreement. Prior to this time, we had historically funded our operations and capital expenditures with bank borrowings, vendor financings, cash flow from operations, the issuance of senior notes and the proceeds from our public and private equity offerings.
As of March 31, 2017, the Company had $17.6 million in unrestricted cash and cash equivalents and $18.9 million in contractual debt and capital leases.
The $18.9 million in contractual debt was comprised of $15.0 million drawn on the revolving credit facility under the Prior Loan Agreement, $2.9 million in insurance notes, and $1.0 million in equipment notes. Of our total debt, $18.8 million was short-term debt outstanding or the current portion of long-term debt and $0.1 million of the outstanding contractual debt was classified as long-term debt. We incurred $0.4 million and $7.0 million for capital equipment acquisitions during the three months ended March 31, 2017 and 2016, respectively.
On September 9, 2011, the Debtors entered into the Prior Loan Agreement. The Prior Loan Agreement provided for an asset based revolving credit facility with a maximum borrowing credit of $90.0 million subject to borrowing base availability.
In accordance with the terms of the Prior Loan Agreement, the Loan Agreement had a stated maturity of July 26, 2018. In June 2015, FES LLC borrowed $15.0 million under the facility. As of March 31, 2017, the facility had a revolving loan balance outstanding of $15.0 million and $9.0 million in letters of credit outstanding against the facility. On the Effective Date, the outstanding principal balance of $15.0 million under the Prior Loan Agreement plus outstanding interest and fees were paid off and the Prior Loan Agreement was terminated in accordance with the Plan.
    In June 2011, FES Ltd. issued $280.0 million aggregate principal amount of the Prior Senior Notes, which are classified as liabilities subject to compromise on the Company's balance sheet at March 31, 2017. On the Effective Date, the Prior Senior Notes were canceled and each holder of the Prior Senior Notes received such holder’s pro rata share of (i) $20.0 million in cash and (ii) 100% of the New Common Stock, subject to dilution only as a result of the shares of New Common Stock issued or available for issuance in connection with the Management Incentive Plan.

New Loan Agreement
As discussed previously, on the Effective Date, the Company entered into the New Loan Agreement. FES LLC is the borrower, or the Borrower, under the New Loan Agreement. The Borrower’s obligations have been guaranteed by the FES Ltd. and by TES, CCF and FEI, each direct subsidiaries of the Borrower and indirect subsidiaries of FES Ltd. The New Loan Agreement provides for a term loan of $50.0 million. Subject to certain exceptions and permitted encumbrances, the obligations under this loan are secured by a first priority security interest in substantially all the assets of the Company other than cash collateralizing the New Regions Letters of Credit Facility. Such term loan has a stated maturity date of April 13, 2021. The proceeds of such term loan are only permitted to be used for (i) the payment on account of the Prior Senior Notes in an amount equal to $20.0 million; (ii) the payment of costs, expenses and fees incurred on or prior to the Effective Date in connection with the preparation, negotiation, execution and delivery of the New Loan Agreement and documents related thereto; and (iii) subject to satisfaction of certain release conditions set forth in the New Loan Agreement, for general operating, working capital and other general corporate purposes of the Borrower not otherwise prohibited by the terms of the New Loan Agreement.

Borrowings under this term loan bear interest at a rate equal to five percent (5%) per annum payable quarterly in cash, or the Cash Interest Rate, plus (ii) an initial PIK interest rate of seven percent (7%) commencing July 1, 2017 to be capitalized and added to the principal amount of the term loan or, at the election of the Borrower, paid in cash. The PIK interest increases by two percent (2%) twelve months after the Effective Date and every twelve months thereafter until maturity. Upon and after the occurrence of an event of default, the Cash Interest Rate will increase by two percentage points per annum.

The Borrower is also responsible for certain other administrative fees and expenses. In connection with the execution of the New Loan Agreement, the Borrower paid the Lenders a funding fee of $3.0 million, and paid certain Lenders a backstop fee of $2.0 million. The $20.0 million payment referred to above and these fees were funded as draws under the New Loan Agreement.

The Company is able to voluntarily repay the outstanding term loan at any time without premium or penalty. The Company is required to use the net proceeds from certain events, including but not limited to, the disposition of assets, certain judgments, indemnity payments, tax refunds, pension plan refunds, insurance awards and certain incurrences of indebtedness to repay outstanding loans under the New Loan Agreement. The Company may also be required to use cash in excess of $20.0 million to repay outstanding loans under the New Loan Agreement.

The New Loan Agreement includes customary negative covenants for an asset-based term loan, including covenants limiting the ability of the Company to, among other things, (i) effect mergers and consolidations, (ii) sell assets, (iii) create or suffer to exist any lien, (iv) make certain investments, (v) incur debt and (vi) transact with affiliates. In addition, the New Loan Agreement includes customary affirmative covenants for an asset-based term loan, including covenants regarding the delivery of financial statements, reports and notices to the Agent. The New Loan Agreement also contains customary representations and warranties and event of default provisions for a secured term loan.

New Regions Letters of Credit Facility
As discussed previously, on the Effective Date, the outstanding principal balance of $15.0 million plus outstanding interest and fees under the Prior Loan Agreement was paid off and the Prior Loan Agreement was terminated in accordance with the Plan. On the Effective Date, the Company entered into the New Regions Letters of Credit Facility to cover letters of credit and certain bank product obligations existing on the Effective Date and pursuant to which Regions may issue, upon request by the Company, letters of credit and continue to provide charge cards for use by the Company. Amounts available under the New Regions Letters of Credit Facility are subject to customary fees and are secured by a first-priority lien on, and security interest in, a cash collateral account with Regions containing cash equal to at least (i) 105% of the sum of (a) all amounts owing for any drawings under letters of credit, including any reimbursement obligations, (b) the aggregate undrawn amount of all outstanding letters of credit, (c) all sums owing to Regions or any affiliate pursuant to any letter of credit document and (d) all obligations of the Company arising thereunder, including any indemnitees and obligations for reimbursement of expenses and (ii) 120% of the aggregate line of credit for charge cards issued by Regions to the Company. The fees for each letter of credit for the period from and excluding the date of issuance of such letter of credit to and including the date of expiration or termination, are equal to (x) the average daily face amount of each outstanding letter of credit multiplied by (y) a per annum rate determined by Regions from time to time in its discretion based upon such factors as Regions shall determine, including, without limitation, the credit quality and financial performance of the Company. As of the Effective Date, such rate was 3.00%. In the event the Company is unable to repay amounts due under the New Regions Letters of Credit Facility, Regions could proceed against such cash collateral account. Regions has no commitment under the New Regions Letters of Credit Facility to issue letters of credit.

Cash Flows

Our cash flows depend, to a large degree, on the level of spending by oil and gas companies' development and production activities. The sustained decreases in the price of oil and natural gas have had a material impact on these activities, and could also materially affect our future cash flows. Certain sources and uses of cash, such as the level of discretionary capital expenditures and issuances and repurchases of debt and our common stock are within our control and are adjusted as necessary based on market conditions.

Cash Flows from Operating Activities

Cash flows used in operating activities were $3.0 million for the three months ended March 31, 2017 and cash flows provided by operating activities were $7.5 million for the three months ended March 31, 2016. The decrease in cash from operating activities of $10.5 million was primarily due to the change in accounts receivable that occurred in the first quarter of 2016.

Cash Flows from Investing Activities

Cash flows provided by investing activities were $0.6 million for the three months ended March 31, 2017 and cash flows used in investing activities were $3.0 million for the three months ended March 31, 2016. The increase of $3.6 million was primarily due to an increase in proceeds from the sale of property and equipment and reduced levels of purchases of property and equipment.
Cash Flows from Financing Activities

Cash flows used in financing activities were $0.4 million for the three months ended March 31, 2017 and $1.3 million for the three months ended March 31, 2016. The decrease was primarily due to a reduction in debt payments.

Notwithstanding the impact of the chapter 11 cases on our liquidity, our current and future liquidity is greatly dependent upon our operating results. Our ability to continue to meet our liquidity needs is subject to and will be affected by cash utilized in operations, the economic or business environment in which we operate, weakness in oil and natural gas industry conditions, the financial condition of our customers and vendors, and other factors. Furthermore, as a result of the challenging market conditions we continue to face, we anticipate continued net cash used in operating activities after reorganization and capital expenditures.  We believe that our current reserves of cash and availability under the New Loan Agreement are sufficient to finance our cash requirements for current and future operations, budgeted capital expenditures, debt service and other obligations for at least the next twelve months.

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

Contractual Obligations and Financing

In May 2017, the Company would have been required to redeem any of its shares of Series B Senior Convertible Preferred Stock, or the Prior Preferred Stock, then outstanding. Such mandatory redemption could, at the Company’s election, have been paid in cash or Old Common Stock (valued for such purpose at 95% of the then fair market value of the Old Common Stock). As of March 31, 2017, we had 588,059 shares of Stock Prior Preferred Stock outstanding. On the Effective Date, the Prior Preferred Stock was extinguished without recovery.

The table below provides estimated timing of future payments for which we were obligated as of March 31, 2017.

Actual	Total	2017	2018-2019	2020-2021	Thereafter
	(dollars in thousands)
Maturities of long-term debt, including current portion, excluding capital lease obligations (1)	$297,939	$297,939	$—	$—	$—
Capital lease obligations	988	748	240	—	—
Operating lease commitments	5,973	1,447	1,466	893	2,167
Interest on debt (1)	27,866	27,863	3	—	—
Series B senior preferred stock dividends (1)	643	643	—	—	—
Series B senior preferred stock redemption (1)	14,701	14,701	—	—	—
Total	$348,110	$343,341	$1,709	$893	$2,167

(1) On the Effective Date, $280.0 million of debt, $27.9 million of accrued interest and all amounts related to Prior Preferred Stock were canceled.

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
In addition, the oil and natural gas industry has traditionally been volatile and is influenced by a combination of long-term, short-term and cyclical trends, including the domestic and international supply and demand for oil and natural gas, current and expected future prices for oil and natural gas and the perceived stability and sustainability of those prices. Such cyclical trends also include the resultant levels of cash flows generated and allocated by exploration and production companies to their drilling, completion and workover budget. The volatility of the oil and natural gas industry and the decline in oil and natural gas prices have negatively impacted the level of exploration and production activity and capital expenditures by our customers. This has adversely affected, and continues to adversely affect, the demand for our services, which has had, and if it continues, will continue to have, a material adverse effect on our business, financial condition, results of operations, and cash flows.

Critical Accounting Policies and Estimates

The preparation of our condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the dates of the financial statements and the reported amounts of revenue and expenses during the applicable reporting periods. On an ongoing basis, management reviews its estimates, particularly those related to depreciation and amortization methods, useful lives and impairment of long-lived assets, and asset retirement obligations, using currently available information. Changes in facts and circumstances may result in revised estimates, and actual results could differ from those estimates. There have been no material changes to the critical accounting policies and estimates set forth in Item 7 in our Annual Report on Form 10-K for the year ended December 31, 2016, except for the application of ASC 852-10 “Reorganizations” to our accounting and financial reporting activities as a result of the filing of the Bankruptcy Petitions. The guidance in ASC 852-10 is designed to provide readers of the financial statements with information that reflects the financial impact of the bankruptcy proceedings and requires that transactions and events directly associated with the reorganization be distinguished from the ongoing operations of the Company. The guidance affects most significantly the presentation of liabilities in the balance sheet.
Impairment
During the second quarter of 2016, the Company experienced a triggering event resulting from the continuing decline in operating revenues due to an industry-wide slowdown, which began in the second half of 2014. An impairment loss of $14.5 million was recorded as a component of operating expenses based on the amount that the carrying value of certain intangibles exceeded the fair value of such intangibles during the second quarter of 2016. The Company continues to monitor facts and circumstances for asset impairment indicators for long-term assets. The Company did not experience any triggering events in the first quarter of 2017.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the market risk disclosures set forth in Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Security and Exchange Commission, or the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2017, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures over financial reporting were effective.

Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13-a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

There are no pending material legal proceedings, and the Company is not aware of any material threatened legal proceedings, to which the Company is a party or to which its property is subject that would have a material adverse effect on the Company's financial statements as of March 31, 2017.

Item 1A.	Risk Factors

A description of our risk factors can be found in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Default Upon Senior Securities

None.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Subsequent Events
The Company has evaluated events subsequent to the date of the Company's condensed consolidated financial statements, March 31, 2017. On the Effective Date, the Debtors completed their financial restructuring and emerged from the chapter 11 bankruptcy cases after completing all required actions and satisfying the remaining conditions to the Plan, which was confirmed by the Bankruptcy Court on March 29, 2017. See Note 1 - Chapter 11 Proceedings for more information regarding the Debtor’s emergence from bankruptcy.

Listing Applications
The Company has submitted an application for listing the New Common Stock for quotation on the OTC Markets and an application for listing on the NASDAQ Global Market. The Company will file a Form 8-K announcing when trading on any platform will begin.
Corporate Governance
As previously disclosed, the Company’s audit committee is comprised of Rome G. Arnold III and Paul S. Butero. On May 9, 2017, the Company’s board of directors determined that each of Rome G. Arnold III and Paul S. Butero qualifies as an “audit committee financial expert” within the meaning of the rules and regulations promulgated by the SEC. In addition, on May 9, 2017, the Company's board of directors agreed to pay the chairman of each of the audit committee and the compensation committee for his service in such role a cash fee of $25,000 per annum.

Item 6. Exhibits

Number		Description of Exhibits

2.1	—	Debtors’ Prepackaged Joint Plan of Reorganization, dated December 21, 2016 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed December 23, 2016).
3.1	—	Certificate of Incorporation of Forbes Energy Services Ltd. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 8-A filed April 18, 2017).
3.2	—	Second Amended and Restated Bylaws of Forbes Energy Services Ltd. (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 8-A filed April 18, 2017).
4.1	—	Specimen Certificate for the Company’s common stock, $0.01 par value (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A filed April 18, 2017).
10.1	—
Registration Rights Agreement by and among Forbes Energy Services Ltd. and certain holders identified therein dated as of April 13, 2017 (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form 8-A filed April 18, 2017).

10.2	—
Loan and Security Agreement, dated as of April 13, 2017, by and among Forbes Energy Services LLC, as borrower, Forbes Energy International, LLC, TX Energy Services, LLC, C.C. Forbes, LLC and Forbes Energy Services Ltd., as guarantors, Wilmington Trust, N.A., as agent, and certain lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed April 18, 2017).

10.3	—
Agreement regarding Cash Collateral and Letters of Credit dated as of April 13, 2017 by and among Forbes Energy Services LLC, Forbes Energy International, LLC, TX Energy Services, LLC, C.C. Forbes, LLC, Forbes Energy Services Ltd. and Regions Bank (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed April 18, 2017).

10.4	—	Forbes Energy Services Ltd. 2017 Management Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed April 18, 2017).
10.5	—
Amended and Restated Employment Agreement effective April 13, 2017, by and between John E. Crisp and Forbes Energy Services LLC (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed April 18, 2017).

10.6	—
Amended and Restated Employment Agreement effective April 13, 2017, by and between L. Melvin Cooper and Forbes Energy Services LLC (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed April 18, 2017).

10.7	—
Employment Agreement effective April 13, 2017, by and between Steve Macek and Forbes Energy Services LLC (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed April 18, 2017).

10.8*	—	Form of Time-Based Restricted Stock Unit Award Agreement.
10.9*	—	Form of Exit Financing Time-Based Restricted Stock Unit Award Agreement.
10.10*	—	Form of Performance-Based Restricted Stock Unit Award Agreement.
31.1*	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).
31.2*	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).
32.1*	—	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	—	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	—
Order Approving the Debtors’ Disclosure Statement For, and Confirming, the Debtors’ Prepackaged Joint Plan of Reorganization, as entered by the Bankruptcy Court on March 29, 2017 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed March 31, 2017).

101*	—	Interactive Data Files
 _________________________

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORBES ENERGY SERVICES LTD.

May 15, 2017	By:	/s/ JOHN E. CRISP
John E. Crisp Chairman, Chief Executive Officer and President (Principal Executive Officer)

May 15, 2017	By:	/S/ L. MELVIN COOPER
L. Melvin Cooper Senior Vice President, Chief Financial Officer and Assistant Secretary (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Number		Description of Exhibits
2.1	—	Debtors’ Prepackaged Joint Plan of Reorganization, dated December 21, 2016 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed December 23, 2016).
3.1	—	Certificate of Incorporation of Forbes Energy Services Ltd. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 8-A filed April 18, 2017).
3.2	—	Second Amended and Restated Bylaws of Forbes Energy Services Ltd. (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 8-A filed April 18, 2017).
4.1	—	Specimen Certificate for the Company’s common stock, $0.01 par value (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A filed April 18, 2017).
10.1	—
Registration Rights Agreement by and among Forbes Energy Services Ltd. and certain holders identified therein dated as of April 13, 2017 (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form 8-A filed April 18, 2017).

10.2	—
Loan and Security Agreement, dated as of April 13, 2017, by and among Forbes Energy Services LLC, as borrower, Forbes Energy International, LLC, TX Energy Services, LLC, C.C. Forbes, LLC and Forbes Energy Services Ltd., as guarantors, Wilmington Trust, N.A., as agent, and certain lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed April 18, 2017).

10.3	—
Agreement regarding Cash Collateral and Letters of Credit dated as of April 13, 2017 by and among Forbes Energy Services LLC, Forbes Energy International, LLC, TX Energy Services, LLC, C.C. Forbes, LLC, Forbes Energy Services Ltd. and Regions Bank (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed April 18, 2017).

10.4	—	Forbes Energy Services Ltd. 2017 Management Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed April 18, 2017).
10.5	—
Amended and Restated Employment Agreement effective April 13, 2017, by and between John E. Crisp and Forbes Energy Services LLC (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed April 18, 2017).

10.6	—
Amended and Restated Employment Agreement effective April 13, 2017, by and between L. Melvin Cooper and Forbes Energy Services LLC (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed April 18, 2017).

10.7	—
Employment Agreement effective April 13, 2017, by and between Steve Macek and Forbes Energy Services LLC (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed April 18, 2017).

10.8*	—	Form of Time-Based Restricted Stock Unit Award Agreement.
10.9*	—	Form of Exit Financing Time-Based Restricted Stock Unit Award Agreement.
10.10*	—	Form of Performance-Based Restricted Stock Unit Award Agreement.
31.1*	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).
31.2*	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).
32.1*	—	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	—	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	—
Order Approving the Debtors’ Disclosure Statement For, and Confirming, the Debtors’ Prepackaged Joint Plan of Reorganization, as entered by the Bankruptcy Court on March 29, 2017 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed March 31, 2017).

101*	—	Interactive Data Files
 _________________________

*	Filed herewith.