Form 10-Q
period 2017-06-30
Forbes Energy Services Ltd.
filed 2017-08-14
CIK 1434842

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________________________
Form 10-Q
__________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    ☐  Yes    ☒  No
The number of shares of common stock, par value $0.01 per share, of Forbes Energy Services Ltd. outstanding as of August 14, 2017 was 5,249,997.

FORBES ENERGY SERVICES LTD.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q and any oral statements made in connection with it include certain forward-looking statements within the meaning of the federal securities laws. You can generally identify forward-looking statements by the appearance in such a statement of words like “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project” or “should” or other comparable words or the negative of these words. When you consider our forward-looking statements, you should keep in mind the risk factors we describe and other cautionary statements we make in this Quarterly Report on Form 10-Q. Our forward-looking statements are only predictions based on expectations that we believe are reasonable. Our actual results could differ materially from those anticipated in, or implied by, these forward-looking statements as a result of known risks and uncertainties set forth below and elsewhere in this Quarterly Report on Form 10-Q. These factors include or relate to the following:

•	the effect of the industry-wide downturn in energy exploration and development activities;

•	continuing incurrence of operating losses due to such downturn;

•	oil and natural gas commodity prices;

•	market response to global demands to curtail use of oil and natural gas;

•	capital budgets and spending by the oil and natural gas industry;

•	the ability or willingness of the Organization of Petroleum Exporting Countries, or OPEC, to set and maintain production levels for oil;

•	oil and natural gas production levels by non-OPEC countries;

•	supply and demand for oilfield services and industry activity levels;

•	our ability to maintain stable pricing;

•	possible impairment of our long-lived assets;

•	potential for excess capacity;

•	competition;

•	substantial capital requirements;

•	significant operating and financial restrictions under our loan and security agreement which provides for a term loan of $50.0 million, or the New Loan Agreement;

•	technological obsolescence of operating equipment;

•	dependence on certain key employees;

•	concentration of customers;

•	substantial additional costs of compliance with reporting obligations, the Sarbanes-Oxley Act and New Loan Agreement covenants;

•	seasonality of oilfield services activity;

•	collection of accounts receivable;

•	environmental and other governmental regulation;

•	the potential disruption of business activities caused by the physical effects, if any, of climate change;

•	risks inherent in our operations;

•	ability to fully integrate future acquisitions;

•	variation from projected operating and financial data;

•	variation from budgeted and projected capital expenditures;

•	volatility of global financial markets; and

•	the other factors discussed under “Risk Factors” beginning on page 11 of the Annual Report on Form 10-K for the year ended December 31, 2016, as amended.

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

PART I—FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements

Forbes Energy Services Ltd.
(Debtor-in-Possession January 22, 2017 through April 12, 2017)
Condensed Consolidated Balance Sheets (unaudited)
(in thousands, except par value amounts)

	Successor	Predecessor
	June 30, 2017	December 31, 2016
Assets
Current assets
Cash and cash equivalents	$16,139	$20,437
Cash - restricted	33,979	27,563
Accounts receivable - trade, net of allowance for doubtful accounts of $1.7 million and $1.4 million as of June 30, 2017 and December 31, 2016, respectively	19,756	16,962
Accounts receivable - other	714	290
Prepaid expenses and other current assets	5,290	8,778
Total current assets	75,878	74,030
Property and equipment, net	117,941	233,362
Intangible assets, net	12,446	3,220
Other assets	2,295	2,269
Total assets	$208,560	$312,881
Liabilities, Temporary Equity and Stockholders’ Equity (Deficit)
Current liabilities
Current portions of long-term debt	$1,456	$298,932
Accounts payable - trade	11,244	4,505
Accounts payable - related parties	—	18
Accrued interest payable	145	26,578
Accrued expenses	8,291	8,740
Total current liabilities	21,136	338,773
Long-term debt, net of current portion	46,447	240
Deferred tax liability	347	1,096
Total liabilities	67,930	340,109

Commitments and contingencies (Note 9)

Temporary equity
Predecessor Series B senior convertible preferred shares, 588 shares outstanding at December 31, 2016	—	15,298
Stockholders’ equity (deficit)
Predecessor common stock, $0.04 par value, 112,500 shares authorized, 22,215 shares outstanding at December 31, 2016	—	889
Predecessor additional paid-in capital	—	193,477
Successor common stock, $0.01 par value, 40,000 shares authorized, 5,250 shares issued and outstanding at June 30, 2017	53	—
Successor additional paid-in capital	147,578	—
Accumulated deficit	(7,001)	(236,892)
Total stockholders’ equity (deficit)	140,630	(42,526)
Total liabilities, temporary equity and stockholders’ equity (deficit)	$208,560	$312,881
The accompanying notes are an integral part of these condensed consolidated financial statements.

Forbes Energy Services Ltd.
(Debtor-in-Possession January 22, 2017 through April 12, 2017)
Condensed Consolidated Statements of Operations (unaudited)
(in thousands, except per share amounts)

	Successor	Predecessor
	April 13 through June 30, 2017	April 1 through April 12, 2017	Three months ended June 30, 2016
Revenues
Well servicing	$18,139	$2,449	$16,796
Fluid logistics	9,711	1,269	11,615
Total revenues	27,850	3,718	28,411
Expenses
Well servicing	13,814	1,813	15,668
Fluid logistics	9,053	1,260	10,931
General and administrative	3,130	500	5,420
Depreciation and amortization	5,681	1,533	13,670
Impairment of assets	—	—	14,512
Total expenses	31,678	5,106	60,201
Operating loss	(3,828)	(1,388)	(31,790)
Other income (expense)
Interest income	6	—	7
Interest expense	(1,897)	(40)	(6,912)
Gain (loss) on reorganization items, net	(1,299)	51,090	—
Pre-tax income (loss)	(7,018)	49,662	(38,695)
Income tax benefit	(17)	(4)	(9)
Net income (loss)	(7,001)	49,666	(38,686)
Preferred stock dividends	—	—	(194)
Net income (loss) attributable to common stockholders	$(7,001)	$49,666	$(38,880)
Income (loss) per share of common stock
Basic and diluted income (loss) per share	$(1.33)	$1.81	$(1.75)
Weighted average number of shares outstanding
Basic and diluted	5,250	27,508	22,214
The accompanying notes are an integral part of these condensed consolidated financial statements.

Forbes Energy Services Ltd.
(Debtor-in-Possession January 22, 2017 through April 12, 2017)
Condensed Consolidated Statements of Operations (unaudited)
(in thousands, except per share amounts)

	Successor	Predecessor
	April 13 through June 30, 2017	January 1 through April 12, 2017	Six months ended June 30, 2016
Revenues
Well servicing	$18,139	$19,554	$35,509
Fluid logistics	9,711	11,211	24,833
Total revenues	27,850	30,765	60,342
Expenses
Well servicing	13,814	15,952	32,388
Fluid logistics	9,053	11,207	24,092
General and administrative	3,130	5,012	11,476
Depreciation and amortization	5,681	13,601	27,159
Impairment of assets	—	—	14,512
Total expenses	31,678	45,772	109,627
Operating loss	(3,828)	(15,007)	(49,285)
Other income (expense)
Interest income	6	13	29
Interest expense	(1,897)	(2,254)	(13,858)
Gain (loss) on reorganization items, net	(1,299)	44,503	—
Pre-tax income (loss)	(7,018)	27,255	(63,114)
Income tax expense (benefit)	(17)	27	40
Net income (loss)	(7,001)	27,228	(63,154)
Preferred stock dividends	—	(46)	(388)
Net income (loss) attributable to common stockholders	$(7,001)	$27,182	$(63,542)
Income (loss) per share of common stock
Basic and diluted income (loss) per share	$(1.33)	$0.99	$(2.86)
Weighted average number of shares outstanding
Basic and diluted	5,250	27,508	22,213
The accompanying notes are an integral part of these condensed consolidated financial statements.

Forbes Energy Services Ltd.
(Debtor-in-Possession January 22, 2017 through April 12, 2017)
Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit) (unaudited)
(in thousands)

	Temporary Equity		Permanent Equity
	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Predecessor
Balance: December 31, 2016	588	$15,298	22,215	$889	$193,477	$(236,892)	$(42,526)
Net income, January 1, 2017 - April 12, 2017	—	—	—	—	—	27,228	27,228
Preferred stock dividends and accretion	—	46	—	—	(46)	—	(46)
Balance: April 12, 2017	588	15,344	22,215	889	193,431	(209,664)	(15,344)
Cancellation of temporary equity and predecessor permanent equity	(588)	(15,344)	(22,215)	(889)	(193,431)	209,664	15,344
Balance: April 12, 2017	—	$—	—	$—	$—	$—	$—

Successor
Issuance of Successor common stock	—	$—	5,250	$53	$147,578	$—	$147,631
Net loss, April 13, 2017 - June 30, 2017	—	—	—	—	—	(7,001)	(7,001)
Balance: June 30, 2017	—	$—	5,250	$53	$147,578	$(7,001)	$140,630
The accompanying notes are an integral part of these condensed consolidated financial statements.

Forbes Energy Services Ltd.
(Debtor-in-Possession January 22, 2017 through April 12, 2017)
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Successor	Predecessor
	April 13, through June 30, 2017	January 1 through April 12, 2017	Six months ended June 30, 2016
Cash flows from operating activities:
Net income (loss)	$(7,001)	$27,228	$(63,154)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	5,681	13,601	27,159
Share-based compensation	—	—	127
Reorganization items (non-cash)	—	(51,166)	—
Deferred tax (benefit) expense	(17)	(47)	49
(Gain) loss on disposal of assets	—	(950)	582
Impairment of assets	—	—	14,512
Bad debt expense	217	1	520
Amortization of debt discount	398	234	711
Interest paid in kind	768	—	—
Changes in operating assets and liabilities:
Accounts receivable	(2,520)	(916)	10,527
Prepaid expenses and other assets	(49)	(851)	(1,717)
Other assets	(129)	103	—
Accounts payable - trade	131	6,608	(1,127)
Accounts payable - related parties	(20)	2	(6)
Accrued expenses	(782)	324	1,507
Accrued interest payable	63	1,575	12,559
Net cash provided by (used in) operating activities	(3,260)	(4,254)	2,249
Cash flows from investing activities:
Proceeds from sale of property and equipment	839	937	249
Purchases of property and equipment	(1,015)	(400)	(6,237)
Change in restricted cash	—	—	51
Net cash provided by (used in) investing activities	(176)	537	(5,937)
Cash flows from financing activities:
Change in restricted cash	—	(6,416)	—
Payments for capital leases	(285)	(444)	(2,120)
Payments for debt issuance costs	—	(5,000)	—
Payment of Prior Senior Notes	—	(20,000)	—
Repayment of Prior Loan Agreement	—	(15,000)	—
Proceeds from New Loan Agreement	—	50,000	—
Payment of tax withholding obligations related to restricted stock	—	—	(115)
Dividends paid on Predecessor Series B senior convertible preferred shares	—	—	(61)
Net cash provided by (used in) financing activities	(285)	3,140	(2,296)
Net decrease in cash and cash equivalents	(3,721)	(577)	(5,984)
Cash and cash equivalents:
Beginning of period	19,860	20,437	74,611
End of period	$16,139	$19,860	$68,627
The accompanying notes are an integral part of these condensed consolidated financial statements.

Forbes Energy Services Ltd.
(Debtor-in-Possession January 22, 2017 through April 12, 2017)
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Organization and Nature of Operations

Nature of Business
Forbes Energy Services Ltd., or FES Ltd., is an independent oilfield services contractor that provides a wide range of well site services to oil and natural gas drilling and producing companies to help develop and enhance the production of oil and natural gas. These services include fluid hauling, fluid disposal, well maintenance, completion services, workovers and re-completions, plugging and abandonment, and tubing testing. The Company's operations are concentrated in the major onshore oil and natural gas producing regions of Texas, with an additional location in Pennsylvania. The Company believes that its broad range of services, which extends from initial drilling, through production, to eventual abandonment, is fundamental to establishing and maintaining the flow of oil and natural gas throughout the life cycle of its customers' wells.

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
•All prior equity interests (which included FES Ltd.’s prior common stock, par value $0.04 per share, or the Old Common Stock, FES Ltd.’s prior preferred stock, awards under FES Ltd.’s prior incentive compensation plans, or the Prior Compensation Plans, and the preferred stock purchase rights under the rights agreement dated as of May 19, 2008 as subsequently amended on July 8, 2013, or the Rights Agreement, between FES Ltd. and CIBC Mellon Trust Company, as rights agent) in FES Ltd. were extinguished without recovery;
•FES Ltd. created a new class of common stock, par value $0.01 per share, or the New Common Stock;
•Approximately $280 million in principal amount of FES Ltd.'s prior 9% senior notes due 2019, or the Prior Senior Notes, plus accrued interest of $28.1 million were canceled and each holder of the Prior Senior Notes received such holder’s pro rata share of (i) $20.0 million in cash and (ii) 100% of the New Common Stock, subject to dilution only as a result of the shares of New Common Stock issued or available for issuance in connection with a management incentive plan, or the Management Incentive Plan. A total of 5,249,997 shares of New Common Stock was issued to the holders of the Prior Senior Notes;
•The Debtors entered into the New Loan Agreement (see Note 6 - Long-Term Debt), with certain financial institutions party thereto from time to time as lenders, or the Lenders, and Wilmington Trust, National Association, as agent for the Lenders;

•FES Ltd. adopted the Management Incentive Plan, which provides for the issuance of equity-based awards with respect to, in the aggregate, up to 750,000 shares of New Common Stock;
•The Debtors’ loan and security agreement governing their revolving credit facility dated as of September 9, 2011 as subsequently amended, or the Prior Loan Agreement, with Regions Bank, or Regions, as the sole lender party thereto, or the Lender, was terminated and a new letter of credit facility was entered into with Regions, or the New Regions Letters of Credit Facility, which covers letters of credit and credit card program. Regions continues to hold the cash pledged to support the New Regions Letters of Credit Facility in the amount of $10.1 million as of August 14, 2017;
•The Debtors paid off the outstanding principal balance of $15 million plus outstanding interest and fees under the Prior Loan Agreement, and the Prior Loan Agreement was terminated in accordance with the Plan;
•Holders of allowed creditor claims, aside from holders of the Prior Senior Notes, received, on account of such claims, either payment in full in cash or otherwise had their rights reinstated; and
•FES Ltd. entered into a registration rights agreement with certain of its stockholders to provide registration rights with respect to the New Common Stock.

Fresh Start Accounting

Upon emergence from bankruptcy, the Company adopted fresh start accounting in accordance with the provisions of Accounting Standards Codification, or ASC, 852, “Reorganizations,” or ASC 852, as (i) the holders of Old Common Stock received none of the New Common Stock issued upon the Debtors' emergence from bankruptcy and (ii) the reorganization value of the Company's assets immediately prior to confirmation of the Plan was less than the post-petition liabilities and allowed claims. The Company applied fresh start accounting from and after the Effective Date. Fresh start accounting required the Company to present its assets, liabilities and equity as if it were a new entity upon emergence from bankruptcy, with no beginning retained earnings or deficit as of the fresh start reporting date. The cancellation of the Old Common Stock and the issuance of the New Common Stock on the Effective Date caused a change of control of FES Ltd. under ASC 852. As a result of the adoption of fresh start accounting, the Company’s unaudited condensed consolidated financial statements from and after April 13, 2017 will not be comparable to its financial statements prior to such date. References to “Successor” or “Successor Company” relate to the financial position and results of operations of the reorganized Company from and after April 13, 2017. References to “Predecessor” or “Predecessor Company” relate to the financial position and results of operations of the Company on or prior to April 12, 2017.

Upon the application of fresh start accounting, the Company allocated the reorganization value to its individual assets and liabilities in conformity with ASC 805, Business Combinations, or ASC 805. Reorganization value represents the fair value of the Successor Company’s assets before considering liabilities.

Under ASC 852, the Successor Company must determine a value to be assigned to the equity of the emerging company as of the date of adoption of fresh start accounting. Enterprise value represents the fair value of an entity’s interest-bearing debt and stockholders’ equity. In the updated valuation analysis submitted to (and confirmed by) the Bankruptcy Court, the Company estimated a range of enterprise values between $176 million and $210 million, with a midpoint of $193 million. The Company deemed it appropriate to use the low end of the range to determine the final enterprise value of $176 million for fresh-start accounting. The low end of the enterprise value range was selected based on significant market volatility around the emergence. The Company calculated an enterprise value for the Successor Company using a discounted cash flow, or DCF, analysis under the income approach.

Under our DCF analysis, the Company calculated an estimate of future cash flows for the period ranging from 2017 to 2021 and discounted estimated future cash flows to present value. The estimated cash flows for the period 2017 to 2021 were derived from earnings forecasts and assumptions regarding growth and margin projections, as applicable, and a tax rate of 35.0%. A terminal value was included based on the cash flows of the final year of the forecast period. The discount rate of 16.9% was estimated based on an after-tax weighted average cost of capital, or the WACC, reflecting the rate of return that would be expected by a market participant. The WACC also takes into consideration a company specific risk premium reflecting the risk associated with the overall uncertainty of the financial projections used to estimate future cash flows.

The estimated enterprise value and the equity value are highly dependent on the achievement of the future financial results contemplated in the projections that were set forth in the Plan. The estimates and assumptions made in the valuation are inherently subject to significant uncertainties. The primary assumptions for which there is a reasonable possibility of the occurrence of a variation that would have significantly affected the reorganization value include revenue growth, operating expenses, the amount and timing of capital expenditures and the discount rate utilized.

Fresh start accounting reflects the value of the Successor Company as determined in the confirmed Plan. Under fresh start accounting, asset values are remeasured and allocated based on their respective fair values in conformity with the acquisition method of accounting for business combinations in ASC 805. Liabilities existing as of the Effective Date, other than deferred taxes, were recorded at the present value of amounts expected to be paid using appropriate risk adjusted interest rates. Deferred taxes were determined in conformity with applicable accounting standards. Predecessor accumulated depreciation, accumulated amortization and retained deficit were eliminated.

Machinery and Equipment

To estimate the fair value of machinery and equipment, the Company considered the income approach, the cost approach, and the sales comparison (market) approach for each individual asset. The primary approaches that were relied upon to value these assets were the cost approach and the market approach. Although the income approach was not applied to value the machinery and equipment assets individually, the Company did consider the earnings of the enterprise of which these assets are a part. When more than one approach is used to develop a valuation, the various approaches are reconciled to determine a final value conclusion.

The typical starting point or basis of the valuation estimate is replacement cost new, or the RCN, reproduction cost new, or the CRN, or a combination of both. Once the RCN and CRN estimates are adjusted for physical and functional conditions, they are then compared to market data and other indications of value, where available, to confirm results obtained by the cost approach.

Where direct RCN estimates were not available or deemed inappropriate, the CRN for machinery and equipment was estimated using the indirect (trending) method, in which percentage changes in applicable price indices are applied to historical costs to convert them into indications of current costs. To estimate the CRN amounts, inflation indices from established external sources were then applied to historical costs to estimate the CRN for each asset.

The market approach measures the value of an asset through an analysis of recent sales or offerings of comparable property, and considers physical, functional and economic conditions. Where direct or comparable matches could not be reasonably obtained, the Company utilized the percent of cost technique of the market approach. This technique looks at general sales, sales listings, and auction data for each major asset category. This information is then used in conjunction with each asset’s effective age to develop ratios between the sales price and RCN or CRN of similar asset types. A market-based depreciation curve was developed and applied to asset categories where sufficient sales and auction information existed.

Where market information was not available or a market approach was deemed inappropriate, the Company developed a cost approach. In doing so, an indicated value is derived by deducting physical deterioration from the RCN or CRN of each identifiable asset or group of assets. Physical deterioration is the loss in value or usefulness of a property due to the using up or expiration of its useful life caused by wear and tear, deterioration, exposure to various elements, physical stresses, and similar factors.

Functional and economic obsolescence related to these was also considered. Any functional obsolescence due to excess capital costs was eliminated through the direct method of the cost approach to estimate the RCN. Economic obsolescence was also applied to stacked and underutilized assets based on the status of the asset. Economic obsolescence was also considered in situations in which the earnings of the applicable business segment in which the assets are employed suggest economic obsolescence. When penalizing assets for economic obsolescence, an additional economic obsolescence penalty was levied, while considering scrap value to be the floor value for an asset.

Intangible Assets

The financial information used to estimate the fair values of intangible assets was consistent with the information used in estimating the Company’s enterprise value.
Trademarks were valued utilizing the relief from royalty method of the income approach. Significant inputs and assumptions included remaining useful lives, the forecasted revenue streams, an applicable royalty rate, tax rate, and applicable discount rate.

Customer relationships were valued using a multi-period excess earnings method, and were split between well servicing relationships and fluid servicing relationships. There was no value attributed to the fluid servicing customer relationships. Significant inputs and assumptions for both relationship analyses included the expected attrition rate, forecasted revenue streams, contributory asset charges, and an applicable discount rate.

Covenants not to compete were valued using a with and without method under the income approach. Significant inputs and assumptions included the expected impact on revenues under competition, the forecasted revenue streams, the probability of competition if the non-compete were not in place, and an applicable discount rate.

The following table reconciles the enterprise value to the estimated reorganization value as of the Effective Date (in millions):

Enterprise value	$176
Plus: Cash and cash equivalents	20
Plus: Fair value on non-debt liabilities, net	20
Reorganization value of Successor assets	$216

Condensed Consolidated Balance Sheet

The adjustments set forth in the following condensed consolidated balance sheet as of the Effective Date reflect the effects of the transactions contemplated by the Plan and carried out by the Company, which are reflected in the column titled “Reorganization Adjustments,” as well as fair value adjustments as a result of the adoption of fresh start accounting, which are reflected in the column titled “Fresh Start Adjustments.”

The following table reflects the reorganization and application of ASC 852 on the Company's condensed consolidated balance sheet at April 12, 2017:

	Predecessor Company	Reorganization Adjustments		Fresh Start Adjustments		Successor Company
	(in thousands, except par value)
Assets
Current assets
Cash and cash equivalents	$17,500	$2,360	(a)	$—		$19,860
Cash - restricted	27,579	6,400	(a)	—		33,979
Accounts receivable - trade, net	17,237	—		—		17,237
Accounts receivable - other	930	—		—		930
Prepaid expenses and other	6,099	45	(b)	—		6,144
Other current assets	567	—		—		567
Total current assets	69,912	8,805		—		78,717
Property and equipment, net	220,326	—		(97,442)	(g)	122,884
Intangible assets, net	3,068	—		9,587	(h)	12,655
Other assets	2,178	(12)	(b)	—		2,166
Total assets	$295,484	$8,793		$(87,855)		$216,422

Liabilities, Temporary Equity and Shareholders’ Equity (Deficit)
Current liabilities
Current portions of long-term debt	$18,064	$(15,000)	(a)	$—		$3,064
Accounts payable - trade	12,238	(1,125)	(b)	—		11,113
Accounts payable - related parties	20	—		—		20
Accrued expenses	9,293	(82)	(a)	(65)	(i)	9,146
Total current liabilities	39,615	(16,207)		(65)		23,343
Long-term debt, net of current portion	84	45,000	(c)	—		45,084
Deferred tax liability	1,049	—		(685)	(j)	364
Liabilities subject to compromise	308,072	(308,072)	(d)	—		—
Total liabilities	348,820	(279,279)		(750)		68,791

Temporary equity
Predecessor Series B senior convertible preferred shares, 588 shares outstanding at December 31, 2016	15,344	(15,344)	(e)	—		—
Stockholders’ equity (deficit)
Predecessor common stock, $0.04 par value, 112,500 shares authorized; 22,215 shares outstanding at December 31, 2016	889	(889)	(e)	—		—
Predecessor additional paid-in capital	193,431	(193,431)	(e)	—		—
Successor common stock, $0.01 par value, 40,000 shares authorized; 5,250 shares issued and outstanding	—	53	(f)	—		53
Successor additional paid-in capital	—	147,578	(f)	—		147,578
Accumulated retained earnings (deficit)	(263,000)	350,105	(e)	(87,105)	(k)	—
Total stockholders’ equity (deficit)	(68,680)	303,416		(87,105)		147,631
Total liabilities, temporary equity and stockholders’ equity (deficit)	$295,484	$8,793		$(87,855)		$216,422

Reorganization Adjustments
Reorganization adjustments reflect amounts recorded on the Effective Date for the effect of implementation of the Plan. The significant reorganization adjustments are summarized as follows (in thousands):

(a)	Reflects the net sources of cash on the Effective Date from implementation of the Plan:

Sources:
First Lien Term Loan	$50,000

Uses:
Payment to Holders of the Prior Senior Notes	$(20,000)
Payoff of Prior Loan Agreement	(15,000)
Payoff of Prior Loan Agreement accrued interest	(82)
Restricted cash	(6,400)
Debt issuance costs	(5,000)
Professional Fees	(1,158)
Total Uses	(47,640)
Net Sources	$2,360

(b) Reflects the net payment of $1.1 million in professional fees.

(c) Represents the issuance of the new debt, net of loan costs, in connection with the Plan.

(d) Reflects the settlement of Liabilities Subject to Compromise in accordance with the Plan as follows:

Liabilities subject to compromise of the Predecessor Company:
Prior Senior Notes and accrued interest	$308,072
Fair value of equity issued to Prior Senior Noteholders	(147,631)
Cash payments to Prior Senior Noteholders	(20,000)
Gain on settlement of liabilities subject to compromise	$140,441

(e) Reflects the cumulative impact of reorganization adjustments discussed above:

Gain on settlement of liabilities subject to compromise	$140,441
Cancellation of Predecessor temporary equity and permanent equity	209,664
Net impact to retained earnings (deficit)	$350,105

(f) Reflects the issuance of 5,249,997 shares, valued at $28.12 per share, of New Common Stock in accordance with the Plan.

Fresh start Accounting Adjustments
Fresh start accounting adjustments are necessary to reflect assets at their estimated fair values and to eliminate accumulated deficit.
(g) An adjustment of $97.4 million was recorded to decrease the net book value of property and equipment to estimated fair value. The components of property and equipment, net as of the Effective Date and the fair value at the Effective Date are summarized in the following table (in thousands).

	Predecessor Company	Fresh start adjustments	Successor Company
Well servicing equipment	$165,585	$(88,033)	$77,552
Autos and trucks	26,660	7,392	34,052
Disposal wells	15,890	(12,080)	3,810
Buildings and improvements	9,766	(4,424)	5,342
Furniture and fixtures	901	359	1,260
Land	1,524	(656)	868
	$220,326	$(97,442)	$122,884

(h) An adjustment of $9.6 million was recorded to increase the net book value of intangible assets to estimated fair value. The components of intangibles, net as of the Effective Date and the fair value at the Effective Date are summarized in the following table (in thousands).

	Useful Life (years)	Predecessor Company	Fresh start adjustments	Successor Company
Trade Names	15	$3,068	$(596)	$2,472
Covenants not to compete	4	—	1,505	1,505
Customer relationships	15	—	8,678	8,678
		$3,068	$9,587	$12,655

Estimated amortization expense of the intangible assets is as follows (in thousands):

Year ending December 31,	Amortization
2017	$793
2018	1,120
2019	1,120
2020	1,120
2021	853
2022	743
Thereafter	6,906
$12,655

(i) Reflects adjustment decreasing the Company's asset retirement obligation to estimated fair value.
(j) Reflects a reduction in deferred tax liabilities recorded as of the Effective Date as determined in accordance with ASC 740 - Income Taxes. The reduction in deferred tax liabilities was primarily the result of the revaluation of the Company’s property and equipment and intangible assets under fresh start accounting.

(k) Reflects the cumulative impact of fresh start adjustments discussed above (in thousands):

Intangible assets fair value adjustments	$9,587
Property and equipment fair value adjustments	(97,442)
Asset retirement obligation adjustment	65
Deferred tax liability adjustments	685
Net impact to retained earnings (deficit)	$(87,105)

Reorganization Items
Reorganization items represent amounts incurred subsequent to the filing of the Bankruptcy Petitions as a direct result of the filing of the Plan and are comprised of the following (in thousands):

	Successor	Predecessor
	April 13 through June 30, 2017	April 1 through April 12, 2017	January 1 through April 12, 2017
Reorganization legal and professional fees	$(1,299)	$(2,246)	$(6,729)
Deferred loan costs expensed	—	—	(2,104)
Gain on settlement of liabilities subject to compromise	—	140,441	140,441
Fresh start adjustments	—	(87,105)	(87,105)
Gain (loss) on reorganization items, net	$(1,299)	$51,090	$44,503

2. Risk and Uncertainties
As an independent oilfield services contractor that provides a broad range of drilling-related and production-related services to oil and natural gas companies, primarily onshore in Texas, the Company's revenue, profitability, cash flows and future rate of growth are substantially dependent on it's ability to (1) maintain adequate equipment utilization, (2) maintain adequate pricing for the services it provides, and (3) maintain a trained workforce. Failure to do so could adversely affect the Company's financial position, results of operations, and cash flows.

Because the Company's revenues are generated primarily from customers who are subject to the same factors as the Company that are generally impacting the oil and natural gas industry, the Company's operations are also susceptible to market volatility resulting from economic, cyclical, weather related, or other factors related to such industry. Changes experienced in the level of operating and capital spending in the industry, decreases in oil and natural gas prices, and/or industry perception about future oil and natural gas prices has materially decreased the demand for the Company's services, and has had an adverse effect on its financial position, results of operations and cash flows.

3. Basis of Presentation

Fresh Start Accounting
As discussed in Note 1 - Chapter 11 Proceedings, upon emergence from bankruptcy, the Company qualified for and adopted fresh start accounting in accordance with the provisions of ASC 852 as (i) the holders of Old Common Stock received none of the New Common Stock issued upon the Debtors' emergence from bankruptcy and (ii) the reorganization value of the Company's assets immediately prior to confirmation of the Plan was less than the post-petition liabilities and allowed claims. The Company applied fresh start accounting from and after the Effective Date. Fresh start accounting required the Company to present its assets, liabilities and equity as if it were a new entity upon emergence from bankruptcy, with no beginning retained earnings or deficit as of the fresh start reporting date. As a result of the adoption of fresh start accounting, the Company’s unaudited condensed consolidated financial statements from and after the Effective Date will not be comparable to its financial statements prior to such date.

Interim Financial Information
The unaudited condensed consolidated financial statements of the Company are prepared in conformity with accounting principles generally accepted in the United States of America, or GAAP, for interim financial reporting. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Therefore, these condensed consolidated financial statements should be read along with the annual audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016, as amended. Interim results for the periods presented may not be indicative of results that will be realized for the future periods to the adoption of fresh start accounting during the second quarter of 2017. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Restricted Cash
Restricted cash at June 30, 2017 (Successor) and December 31, 2016 (Predecessor) was $34.0 million and $27.6 million, respectively. The components of restricted cash at June 30, 2017 included $23.9 million related to the New Loan Agreement which is subject to satisfaction of certain release restrictions and $10.1 million in a cash collateral account related to letters of credit and the Company's corporate credit card program under the New Regions Letter of Credit Facility. The release conditions set forth in the New Loan Agreement include, among other things, (i) no default or event of default under the New Loan Agreement having occurred or being continuing as of the date of the requested release of proceeds of the New Loan Agreement, or that would exist after giving effect to the release requested to be made on such date, and (ii) the Company’s unrestricted cash and cash equivalents being less than $7 million after giving pro forma effect to the requested release.

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

Recent Accounting Pronouncements
In January 2017, the Financial Accounting Standards Board, or the FASB, issued Accounting Standards Update, or ASU, No. 2017-01, or ASU 2017-01, "Clarifying the Definition of a Business." ASU 2017-01 provides guidance on whether or not an integrated set of assets and activities constitutes a business. ASU 2017-01 is effective for periods beginning after December 15, 2017 including interim periods within those periods, with early adoption permitted in specific instances. The Company has determined the adoption of this pronouncement will not have a material impact on its consolidated financial statements and related disclosures.
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
In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)," or ASU 2016-02, which increases the transparency and comparability about leases among entities. The new guidance requires lessees to recognize a lease liability and a corresponding lease asset for operating leases with lease terms greater than 12 months. It also requires additional disclosures about leasing arrangements to help users of financial statements better understand the amount, timing, and uncertainty of cash flows arising from leases. ASU 2016-02 becomes effective for interim and annual periods beginning after December 15, 2018 and requires a modified retrospective approach to adoption. Early adoption is permitted. The Company has engaged a third party to assist in evaluating the impact of this new standard on its consolidated financial statements and related disclosures. The Company expects to recognize additional lease assets and liabilities related to operating leases with terms longer than one year.
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” or ASU 2014-09, which provides guidance for revenue recognition and which supersedes nearly all existing revenue recognition guidance under ASU 2014-09. This ASU provides guidance that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. Additionally, the guidance permits two methods of transition upon adoption: full retrospective and modified retrospective. Under the full retrospective method, the standard would be applied to each prior reporting period presented. Under the modified retrospective method, the cumulative effect of applying the standard would be recognized at the date of initial application. The Company is still evaluating which method it will adopt. In August 2015, the FASB issued final revised guidance that defers the effective date of the revenue recognition standard to be for annual and interim periods beginning after December 15, 2017. The Company has engaged a third party to assist in evaluating the impact of this new standard on its consolidated financial statements and related disclosures. The Company's approach will include performing a detailed review of key contracts representative of our different businesses and comparing historical accounting policies and practices to the new standard. The Company intends to adopt the new standard as of January 1, 2018.

4. Share-Based Compensation

As discussed in Note 1 - Chapter 11 Proceedings, on the Effective Date, all prior equity interests (which included the Old Common Stock, FES Ltd.’s prior preferred stock, awards under the Prior Compensation Plans and the preferred stock purchase rights under the Rights Agreement) in FES Ltd. were extinguished without recovery.

Management Incentive Plan
On the Effective Date, pursuant to the operation of the Plan, the Management Incentive Plan became effective.
The compensation committee, or the Compensation Committee, of the board of directors of the FES Ltd., or the Board, will administer the Management Incentive Plan. The Compensation Committee has broad authority under the Management Incentive Plan to, among other things: (i) select participants; (ii) determine the terms and conditions, not inconsistent with the Management Incentive Plan, of any award granted under the Management Incentive Plan; (iii) determine the number of shares to be covered by each award granted under the Management Incentive Plan; and (iv) determine the fair market value of awards granted under the Management Incentive Plan, subject to certain exceptions.
Persons eligible to receive awards under the Management Incentive Plan include officers and employees of the Company. The types of awards that may be granted under the Management Incentive Plan include stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, performance shares and other forms of stock based awards.
The maximum number of shares of New Common Stock that may be issued or transferred pursuant to awards under the Management Incentive Plan is 750,000, which number may be increased with the approval of FES Ltd.’s stockholders. If any outstanding award granted under the Management Incentive Plan expires or is terminated or canceled without having been exercised or settled in full, or if shares of New Common Stock acquired pursuant to an award subject to forfeiture are forfeited, the shares of New Common Stock allocable to the terminated portion of such award or such forfeited shares will revert to the Management Incentive Plan and will be available for grant under the Management Incentive Plan as determined by the Compensation Committee in consultation with the Chairman of the Board, subject to certain restrictions.

As is customary in management incentive plans of this nature, in the event of any change in the outstanding shares of New Common Stock by reason of a stock split, stock dividend or other non-recurring dividends or distributions, recapitalization, merger, consolidation, spin-off, combination, repurchase or exchange of stock, reorganization, liquidation, dissolution or other similar corporate transaction, an equitable adjustment will be made in order to prevent dilution or enlargement of the benefits or potential benefits intended to be made available under the Management Incentive Plan. Such adjustment may include an adjustment to the maximum number and kind of shares of stock or other securities or other equity interests as to which awards may be granted under the Management Incentive Plan, the number and kind of shares of stock or other securities or other equity interests subject to outstanding awards and the exercise price thereof, if applicable.

As of June 30, 2017, no awards had been issued under the Management Incentive Plan.

5. Property and Equipment
Property and equipment consisted of the following:

	Estimated Life in Years	June 30, 2017, Successor	December 31, 2016, Predecessor
		(in thousands)
Well servicing equipment	9-15 years	$77,713	$411,199
Autos and trucks	5-10 years	33,928	126,580
Disposal wells	5-15 years	3,810	37,752
Building and improvements	5-30 years	5,342	14,125
Furniture and fixtures	3-15 years	1,718	6,779
Land		868	1,524
		123,379	597,959
Accumulated depreciation		(5,438)	(364,597)
		$117,941	$233,362
Depreciation expense was $5.5 million for the period April 13, 2017 through June 30, 2017 (Successor), $1.5 million for the period April 1, 2017 through April 12, 2017 (Predecessor) and $13.4 million for the period January 1, 2017 through April 12, 2017 (Predecessor). Depreciation expense was $13.0 million and $25.8 million for the three and six months ended June 30, 2016 (Predecessor), respectively.

6. Long-Term Debt
Long-term debt at June 30, 2017 and December 31, 2016 consisted of the following:

	June 30, 2017, Successor	December 31, 2016, Predecessor
	(in thousands)
Prior Senior Notes, net of deferred financing costs of $2.3 million as of December 31, 2016	$—	$277,662
Prior Loan Agreement	—	15,000
Third party equipment notes and capital leases	1,000	1,386
Insurance notes	737	5,124
New Loan Agreement, including $0.8 million of accrued interest paid in kind and net of debt discount of $4.6 million as of June 30, 2017	46,166	—
Total debt	47,903	299,172
Less: Current portion	(1,456)	(298,932)
Total long-term debt	$46,447	$240

Prior Senior Notes
On June 7, 2011, FES Ltd. issued $280.0 million in principal amount of the Prior Senior Notes, which were guaranteed by Forbes Energy Services LLC, or FES LLC, C.C. Forbes, LLC, or CCF, TX Energy Services, LLC, or TES, and Forbes Energy International, LLC, or FEI. FES Ltd.’s failure to make the semi-annual interest payments on the Prior Senior Notes on June 15, 2016 and December 15, 2016 after the cure periods provided for in the indenture governing the Prior Senior Notes, or the Prior Senior Indenture, and other events of default resulting from technical breaches of covenants under the Prior Senior Indenture, or collectively, the Prior Indenture Defaults, could have resulted in all outstanding indebtedness due under the Prior Senior Indenture immediately becoming due and payable. However, as discussed in Note 1 - Chapter 11 Proceedings, any efforts to enforce such payment obligations were automatically stayed as a result of the filing of the Bankruptcy Petitions, and the creditors' rights of enforcement in respect of the Prior Senior Indenture were subject to the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. As discussed in Note 1 - Chapter 11 Proceedings, on the Effective Date, the Prior Senior Notes were canceled and each holder of the Prior Senior Notes received such holder’s pro rata share of (i) $20 million in cash and (ii) 100% of the New Common Stock, subject to dilution only as a result of the shares of New Common Stock issued or available for issuance in connection with the Management Incentive Plan.

Prior Loan Agreement
On September 9, 2011, the Debtors entered into the Prior Loan Agreement. Under cross default provisions in the Prior Loan Agreement, an event of default under the Prior Senior Indenture constituted an event of default under the Prior Loan Agreement. As mentioned above, the Debtors experienced the Prior Indenture Defaults under the Prior Senior Indenture and, thus, constituted an event of default under the Prior Loan Agreement, or the Prior Loan Defaults. The Prior Indenture Defaults and the Prior Loan Defaults could have resulted in all outstanding indebtedness due under the Prior Senior Indenture and the Prior Loan Agreement becoming immediately due and payable. However, as discussed in Note 1 - Chapter 11 Proceedings, any efforts to enforce such payment obligations were automatically stayed as a result of the filing of the Bankruptcy Petitions, and the creditors' rights of enforcement in respect of the Prior Senior Indenture and the Prior Loan Agreement were subject to the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. As discussed in Note 1 - Chapter 11 Proceedings, on the Effective Date, the outstanding principal balance of $15.0 million plus outstanding interest and fees under the Prior Loan Agreement were paid off and the Prior Loan Agreement was terminated in accordance with the Plan. Additionally, on the Effective Date, the Debtors entered into the New Regions Letters of Credit Facility to cover letters of credit and certain bank product obligations.

New Loan Agreement
As discussed previously, on the Effective Date, the Company entered into the New Loan Agreement. FES LLC is the borrower, or the Borrower, under the New Loan Agreement. The Borrower’s obligations have been guaranteed by FES Ltd. and by TES, CCF and FEI, each direct subsidiaries of the Borrower and indirect subsidiaries of FES Ltd. The New Loan Agreement provides for a term loan of $50.0 million, which was fully funded on the Effective Date. Subject to certain exceptions and permitted encumbrances, the obligations under this loan are secured by a first priority security interest in substantially all the assets of the Company other than cash collateralizing the New Regions Letters of Credit Facility. Such term loan has a stated maturity date of April 13, 2021. The proceeds of such term loan are only permitted to be used for (i) the payment on account of the Prior Senior Notes in an amount equal to $20.0 million; (ii) the payment of costs, expenses and fees incurred on or prior to the Effective Date in connection with the preparation, negotiation, execution and delivery of the New Loan Agreement and documents related thereto; and (iii) subject to satisfaction of certain release conditions set forth in the New Loan Agreement, for general operating, working capital and other general corporate purposes of the Borrower not otherwise prohibited by the terms of the New Loan Agreement. The release conditions set forth in the New Loan Agreement include, among other things, (i) no default or event of default under the New Loan Agreement having occurred or being continuing as of the date of the requested release of proceeds of the New Loan Agreement, or that would exist after giving effect to the release requested to be made on such date, and (ii) the Company’s unrestricted cash and cash equivalents being less than $7 million after giving pro forma effect to the requested release. At June 30, 2017, $23.9 million included in restricted cash was subject to these release restrictions.

Borrowings under this term loan bear interest at a rate equal to five percent (5%) per annum payable quarterly in cash, or the Cash Interest Rate, plus (ii) an initial paid in kind interest rate of seven percent (7%) commencing April 13, 2017 to be capitalized and added to the principal amount of the term loan or, at the election of the Borrower, paid in cash. The paid in kind interest increases by two percent (2%) twelve months after the Effective Date and every twelve months thereafter until maturity. Upon and after the occurrence of an event of default, the Cash Interest Rate will increase by two percentage points per annum.

The Borrower is also responsible for certain other administrative fees and expenses. In connection with the execution of the New Loan Agreement, the Borrower paid the Lenders a funding fee of $3.0 million and paid certain Lenders a backstop fee of $2.0 million. These amounts were recorded as debt issuance costs, as a reduction in the carrying amount of the New Loan Agreement. The $20.0 million payment referred to above and these fees were funded as draws under the New Loan Agreement.

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

New Regions Letters of Credit Facility
As discussed previously, on the Effective Date the Company entered into the New Regions Letters of Credit Facility to cover letters of credit and certain bank product obligations existing on the Effective Date and pursuant to which Regions may issue, upon request by the Company, letters of credit and continue to provide charge cards for use by the Company. Amounts available under the New Regions Letters of Credit Facility are subject to customary fees and are secured by a first-priority lien on, and security interest in, a cash collateral account with Regions containing cash equal to at least (i) 105% of the sum of (a) all amounts owing for any drawings under letters of credit, including any reimbursement obligations, (b) the aggregate undrawn amount of all outstanding letters of credit, (c) all sums owing to Regions or any affiliate pursuant to any letter of credit document and (d) all obligations of the Company arising thereunder, including any indemnities and obligations for reimbursement of expenses and (ii) 120% of the aggregate line of credit for charge cards issued by Regions to the Company. The fees for each letter of credit for the period from and excluding the date of issuance of such letter of credit to and including the date of expiration or termination, are equal to (x) the average daily face amount of each outstanding letter of credit multiplied by (y) a per annum rate determined by Regions from time to time in its discretion based upon such factors as Regions shall determine, including, without limitation, the credit quality and financial performance of the Company. As of the Effective Date, such rate was 3.00%. In the event the Company is unable to repay amounts due under the New Regions Letters of Credit Facility, Regions could proceed against such cash collateral account. Regions has no commitment under the New Regions Letters of Credit Facility to issue letters of credit. At June 30, 2017, the facility had $9.0 million in letters of credit outstanding.

Capital Leases
The Company financed the purchase of certain vehicles and equipment through commercial loans and capital leases with aggregate principal amounts outstanding as of June 30, 2017 and December 31, 2016 of approximately $1.0 million and $1.4 million, respectively. These loans are repayable in a range of 42 to 60 monthly installments with the maturity dates ranging from July 2017 to June 2021. Interest accrues at rates ranging from 3.1% to 8.4% and is payable monthly. The loans are collateralized by equipment purchased with the proceeds of such loans. The Company paid total principal payments of approximately $0.3 million during the period April 13, 2017 through June 30, 2017 (Successor), $0.4 million during the period January 1, 2017 through April 12, 2017 (Predecessor), and $1.1 million and $2.1 million during the three and six months ended June 30, 2016 (Predecessor), respectively.

Following are required principal payments due on capital leases existing as of June 30, 2017:

	July - December 2017	2018	2019	2020	2021 and thereafter
	(in thousands)
Capital lease principal payments	$451	$326	$89	$93	$41
Management has historically acquired all light duty trucks (pickup trucks) through capital leases and may use capital leases or cash to purchase equipment held under operating leases that have reached the end of the lease term. See Note 9 - Commitments and Contingencies.
Insurance Notes
During October of 2016, the Company entered into an insurance promissory note for the payment of insurance premiums at an interest rate of 2.9% with an aggregate principal amount outstanding as of June 30, 2017 and December 31, 2016, of approximately $0.7 million and $5.1 million, respectively.

7. Fair Value Measurements
Fair value is defined as the amount that would be received for the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.
Financial Assets and Liabilities
The carrying amounts of cash and cash equivalents, accounts receivable-trade, accounts receivable-other, accounts payable-trade, and insurance notes, approximate fair value because of the short maturity of these instruments. The fair values of third party notes and equipment notes approximate their carrying values, based on current market rates at which the Company could borrow funds with similar maturities (Level 2 in the fair value hierarchy). The fair values of the New Loan Agreement and the Prior Senior Notes as of the respective dates are set forth below:

	June 30, 2017, Successor		December 31, 2016, Predecessor
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
New Loan Agreement	$50,000	$55,500	$—	$—
Prior Senior Notes	$—	$—	$277,662	$98,570

Non-Financial Assets and Liabilities

Non-financial assets and liabilities that are initially measured at fair value are comprised of property, plant and equipment and intangible assets and are not remeasured at fair value in subsequent periods. Such initial measurements are classified as Level 3 since certain significant unobservable inputs are utilized in their determination. These fair value calculations incorporate a market and a cost approach and the inputs include projected revenue, costs, equipment utilization and other assumptions. As discussed in Note 1 - Fresh Start Accounting, property, plant and equipment and intangible assets were remeasured as part of fresh start accounting.

8. Related Party Transactions
    The Company enters into transactions with related parties in the normal course of conducting business. The following tables represent related party transactions (in thousands):

	As of
	June 30, 2017, Successor	December 31, 2016, Predecessor
Related parties cash and cash equivalents balances:
Balance at Texas Champion Bank (1)	$237	$295

Related parties payable:
Alice Environmental Services, LP/Alice Environmental Holding LLC (2)	$(145)	$—
Tasco Tool Services, Ltd. (3)	—	—
Texas Quality Gate Guard Services, LLC (4)	—	18
Animas Holdings, LLC (5)	(15)	—
	$(160)	$18

There were no related party capital expenditures for the period April 13, 2017 through June 30, 2017 (Successor), the period January 1, 2017 through April 12, 2017 (Predecessor), and the three and six months ended June 30, 2016 (Predecessor).

Successor	Predecessor
April 13 through June 30, 2017	April 1 through April 12, 2017	January 1 through April 12, 2017	Three months ended June 30, 2016	Six months ended June 30, 2016
(in thousands)

Related parties expense activity:
Alice Environmental Services, LP/Alice Environmental Holdings, LLC (2)	$148	$73	$296	$264	$561
Tasco Tool Services, Ltd. (3)	—	3	11	—	15
Texas Quality Gate Guard Services, LLC(4)	—	17	58	19	65
Animas Holdings, LLC (5)	32	13	61	44	84
CJW Group, LLC (6)	6	3	13	9	19
	$186	$109	$439	$344	$744

Other payments to related parties:
SB Factoring, LLC (7)	$—	$65	$65	$89	$217
	$—	$65	$65	$89	$217
(1) The Company has a deposit relationship with Texas Champion Bank. Travis Burris is the President, Chief Executive Officer, and director of Texas Champion Bank and served as a Company director until the Effective Date. John E. Crisp, Mr. Crisp, is an executive officer and director of Forbes Energy Services, Ltd, serves on the board of directors of Texas Champion Bank.
(2) Mr. Crisp is a partial owner of Alice Environmental Holdings, LLC, or AEH, and is an indirect shareholder and manager of Alice Environmental Services, LP, or AES and Alice Environmental West Texas, LLC, or AEWT. The Company leases or rents land and buildings from AES.
(3) Tasco Tool Services, Ltd., or Tasco, is a down-hole tool company that is partially owned and managed by a company that is partially owned by Mr. Forbes. Tasco rents and sells tools to the Company from time to time. As of the Effective Date, Tasco is not a related party.
(4) Texas Quality Gate Guard Services, LLC, or Texas Quality Gate Guard Services, is an entity partially owend by Mr. Crisp and a son of Mr. Crisp. Texas Quality Gate Guard Services has provided security services to the Company. Since the Effective Date, Texas Quality Gate Guard Services has not provided services to our Company and we do not anticipate securing their services in the future.

(5) Animas Holdings, LLC, or Animas, is partially owned by two sons of Mr. Crisp. Animas owns land and property that it leases to the Company.
(6) CJW Group, LLC is an entity that leases office space to the Company and is partially owned by Mr. Crisp.
(7) From time to time, vendors of the Company factor their receivables from the Company and direct that the Company make payment of such factored amounts directly to the applicable factor. One such factor to whom payments have been made by the Company is SB Factoring LLC, which is partially owned by Mr. Crisp. The nature of these transactions does not result in recording in the Company’s financial records any revenue, any expense or any receivable and does not result in any payable distinct in amount from the amount payable to such vendors as originally incurred. Since the Effective Date, SB Factoring has not factored vendor receivables from our Company and we do not anticipate they will in the future.

In addition to such related party transactions above, Lawrence “Larry” First, a director of FES Ltd., serves as the Chief Investment Officer and Managing Director of Ascribe Capital LLC, or Ascribe, and Brett G. Wyard, also a director of FES Ltd., serves as a Managing Partner of Solace Capital Partners, or Solace. Pursuant to the Plan, each of Ascribe and Solace had the right to designate one member of the Board. Additionally, Ascribe and Solace had the right to jointly designate one member of the Board and, together with certain other holders of the Prior Senior Notes, the right to designate the one other member of the Board. Furthermore, Ascribe and/or one of more of its affiliates own approximately 24.5% of the outstanding New Common Stock as of August 11, 2017, and is owed approximately $12.6 million of the aggregate principal amount of the New Loan Agreement. Solace and/or one of its affiliates own approximately 18.0% of the outstanding New Common Stock as of August 11, 2017, and is owed approximately $11.5 million of the aggregate principal amount of the term loan covered by the New Loan Agreement. Moreover, an affiliate of Solace and affiliates of Ascribe are parties to that certain registration rights agreement dated as of the Effective Date by and among the Company and certain stockholders of the Company.

9. Commitments and Contingencies

Concentrations of Credit Risk

FDIC insurance coverage is currently $250,000 per depositor at each financial institution, and the Company's non-interest bearing cash balances typically exceed federally insured limits. The Company restricts investment of temporary cash investments to financial institutions with high credit standings.

The Company's customer base consists primarily of multi-national and independent oil and natural gas producers. The Company does not require collateral on its trade receivables. For the period of April 13, 2017 through June 30, 2017 (Successor), the Company's largest customer, five largest customers, and ten largest customers constituted 13.5%, 38.3% and 49.4% of consolidated revenues, respectively. For the period of January 1, 2017 through April 12, 2017 (Predecessor), the Company's largest customer, five largest customers, and ten largest customers constituted 14.9%, 46.1% and 58.7% of consolidated revenues, respectively. For the period of April 13, 2017 through June 30, 2017 (Successor), two customers constituted 13.5% and 10% of consolidated revenues, respectively. For the period of January 1, 2017 through April 12, 2017 (Predecessor), two customers constituted 14.9% and 12.4% of consolidated revenues, respectively. The loss of any one of the Company's top five customers would have a materially adverse effect on the revenues and profits of the Company. Further, the Company's trade accounts receivable are from companies within the oil and natural gas industry and as such the Company is exposed to normal industry credit risks. As of June 30, 2017, the Company's largest customer, five largest customers, and ten largest customers constituted 14.2%, 41.6% and 53.5% of accounts receivable, respectively. As of June 30, 2017, one customer constituted 14.2% of accounts receivable.

Self-Insurance

The Company is self-insured under its Employee Group Medical Plan for the first $150 thousand per individual. The Company is self-insured with a retention for the first $250 thousand in general liability. The Company also retains the first $1.0 million within the auto liability buffer policy which is in excess of a primary $1.0 million auto liability limit. The Company has an additional premium payable clause under its lead $10.0 million limit excess policy that states in the event losses exceed $0.5 million, a loss additional premium of up to 15% of paid losses in excess of $0.5 million will be due. The loss additional premium is payable at the time when the loss is paid and will be payable over a period agreed by insurers. The Company has accrued liabilities totaling $6.4 million and $7.2 million as of June 30, 2017 and December 31, 2016, respectively, for the projected additional premium and self-insured portion of these insurance claims as of the financial statement dates. This accrual includes claims made as well as an estimate for claims incurred but not reported as of the financial statement dates.

Litigation

The Company is subject to various other claims and legal actions that arise in the ordinary course of business. The Company does not believe that any of these claims and actions, separately or in the aggregate, will have a material adverse effect on its business, financial condition, results of operations, or cash flows, although it cannot guarantee that a material adverse effect will not occur.

Off-Balance Sheet Arrangements
The Company is often party to certain transactions that constitute off-balance sheet arrangements such as performance bonds, guarantees, operating leases for equipment, and bank guarantees that are not reflected in the Company's condensed consolidated balance sheets. These arrangements are made in the Company's normal course of business and they are not reasonably likely to have a current or future material adverse effect on its financial condition, results of operations, liquidity, or cash flows. The Company's off-balance sheet arrangements include $9.0 million in letters of credit and operating leases for equipment.

10. Supplemental Cash Flow Information

	Successor	Predecessor
	April 13 through June 30, 2017	January 1 through April 12, 2017	Six months ended June 30, 2016
	(in thousands)
Cash paid for
Interest	$657	$453	$261
Income tax	$—	$—	$—
Supplemental schedule of non-cash investing and financing activities
Changes in accounts payable related to capital expenditures	$—	$—	$(1,450)
Capital leases on equipment	$344	$—	$—
Preferred stock dividends and accretion costs	$—	$10	$21

11. Earnings per Share
As discussed in Note 1 - Chapter 11 Proceedings, on the Effective Date, the Old Common Stock, the prior Series B Senior Convertible Preferred Stock, or the Prior Preferred Stock, and awards then outstanding under the Prior Compensation Plans were extinguished without recovery.
Basic earnings (loss) per share, or EPS, is computed by dividing net income (loss) available to common stockholders by the weighted average common stock outstanding during the period. Diluted earnings (loss) per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock, such as options and convertible preferred stock, were exercised and converted into common stock. Potential common stock equivalents relate to outstanding stock options and unvested restricted stock units, which are determined using the treasury stock method, and the Prior Preferred Stock, which were determined using the "if-converted" method. In applying the if-converted method, conversion is not assumed for purposes of computing diluted EPS if the effect would be antidilutive.

The following table sets forth the computation of basic and diluted loss per share:

	Successor	Predecessor
	April 13 through June 30, 2017	April 1 through April 12, 2017	Three months ended June 30, 2016
	(in thousands, except per share amounts)
Basic and diluted:
Net income (loss)	$(7,001)	$49,666	$(38,686)
Preferred stock dividends and accretion	—	—	(194)
Net income (loss) attributable to common stockholders	$(7,001)	$49,666	$(38,880)
Weighted-average common shares	5,250	27,508	22,214
Basic and diluted net income (loss) per share	$(1.33)	$1.81	$(1.75)

	Successor	Predecessor
	April 13 through June 30, 2017	January 1 through April 12, 2017	Six months ended June 30, 2016
	(in thousands, except per share amounts)
Basic and diluted:
Net income (loss)	$(7,001)	$27,228	$(63,154)
Preferred stock dividends and accretion	—	(46)	(388)
Net income (loss) attributable to common stockholders	$(7,001)	$27,182	$(63,542)
Weighted-average common shares	5,250	27,508	22,213
Basic and diluted net income (loss) per share	$(1.33)	$0.99	$(2.86)

There were 5,292,531 shares of Old Common Stock equivalents underlying the Prior Preferred Stock included in the weighted average common shares for the period April 1, 2017 through April 12, 2017 (Predecessor) and the period January 1, 2017 through April 12, 2017 (Predecessor) as the Prior Preferred Stock was dilutive and a participating security. There were 602,625 stock options that were not included in the calculation of diluted EPS for the periods of April 1, 2017 through April 12, 2017 (Predecessor) and January 1, 2017 through April 12, 2017 (Predecessor) because their effect would have been antidilutive. There were 614,125 stock options, 715,679 units of unvested restricted stock, and 5,292,531 shares of Old Common Stock equivalents underlying the Prior Preferred Stock outstanding as of June 30, 2016 that were not included in the calculation of diluted EPS for the three and six months ended June 30, 2016 (Predecessor) because their effect would have been antidilutive.

12. Income Taxes
The Company’s effective tax rate for the period of April 13, 2017 through June 30, 2017 (Successor) was 0.24% based on a pre-tax loss of $7.0 million. The Company’s effective tax rate for the period of January 1, 2017 through April 12, 2017 (Predecessor) was 0.10% based on pre-tax income of $27.3 million. The Company's effective tax rate for the six months ended June 30, 2016 (Predecessor) was (0.1)% based on a pre-tax loss of $63.1 million. The difference between the effective rate and 35.0% statutory rate is mainly due to the application of a valuation allowance in 2017 and 2016. With respect to the application of a valuation allowance, management considered the likelihood of realizing the future benefits associated with the Company's existing deductible temporary differences and carryforwards. As a result of this analysis, and based on the current year pre-tax loss and a cumulative loss in the prior three fiscal years, management determined that it is not more likely than not that the future benefit associated with all of the Company's existing deductible temporary differences and carryforwards will be realized. As a result, the Company maintained a valuation allowance against all of its net deferred tax assets.
The Company has evaluated the impact of the reorganization on its carryover tax attributes and believes it will not incur an immediate cash income tax liability as a result of its emergence from bankruptcy. The Company will be able to fully absorb cancellation of debt income with net operating losses, or NOL, carryforwards, and as a result, its NOL carryforwards will be significantly reduced. The amount of remaining NOL carryforwards available after cancellation of debt income will be limited under Internal Revenue Code Section 382 due to the change in control in connection with the reorganization.

Given the full valuation allowance, the Company did not recognize any tax benefit from operating losses generated for the period of April 13, 2017 through June 30, 2017 (Successor) or the period of January 1, 2017 through April 12, 2017 (Predecessor).

13. Business Segment Information
The Company has determined that it has two reportable segments organized based on its products and services—well servicing and fluid logistics. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

Well Servicing
At June 30, 2017, the Company's well servicing segment utilized its fleet of 168 well servicing rigs, which was comprised of 154 workover rigs and 14 swabbing rigs, in addition to six coiled tubing spreads and other related assets and equipment. These assets are used to provide (i) well maintenance, including remedial repairs and removal and replacement of downhole production equipment, (ii) well workovers, including significant downhole repairs, re-completions and re-perforations, (iii) completion and swabbing activities, (iv) plugging and abandonment services, and (v) pressure testing of oil and natural gas production tubing and scanning tubing for pitting and wall thickness using tubing testing units.
Fluid Logistics
The fluid logistics segment utilizes the Company's fleet of 293 owned or leased fluid transport trucks and related assets, including specialized vacuum, high pressure pump and tank trucks, 2,876 frac tanks, 19 salt water disposal wells and facilities, and related equipment. These assets are used to transport, store and dispose of a variety of drilling and produced fluids used in and generated by oil and natural gas production activities. These services are required in most workover and completion projects and are routinely used in the daily operation of producing wells.

The following tables set forth certain financial information with respect to the Company’s reportable segments for the period April 13, 2017 through June 30, 2017 (Successor), the period January 1, 2017 through April 12, 2017 (Predecessor) and the three and six months ended June 30, 2016 (Predecessor) (in thousands):

	April 13 through June 30, 2017
Successor	Well Servicing	Fluid Logistics	Total
Operating revenues	$18,139	$9,711	$27,850
Direct operating costs	13,814	9,053	22,867
Segment operating profit	$4,325	$658	$4,983
Depreciation and amortization	$2,837	$2,844	$5,681
Capital expenditures (1)	$915	$454	$1,368
Total assets	$97,208	$78,680	$175,708
Long-lived assets	$68,672	$49,269	$117,941

Predecessor	April 1, 2017 through April 12, 2017			January 1, 2017 through April 12, 2017
	Well Servicing	Fluid Logistics	Total	Well Servicing	Fluid Logistics	Total
Operating revenues	$2,449	$1,269	$3,718	$19,554	$11,211	$30,765
Direct operating costs	1,813	1,260	3,073	15,952	11,207	27,159
Segment operating profit	$636	$9	$645	$3,602	$4	$3,606
Depreciation and amortization	$782	$751	$1,533	$6,927	$6,674	$13,601
Capital expenditures (1)	$12	$11	$23	$286	$114	$400
Total assets	$607,638	$434,371	$1,042,009	$607,638	$434,371	$1,042,009
Long-lived assets	$135,942	$84,384	$220,326	$135,942	$84,384	$220,326

Predecessor	Three months ended June 30, 2016			Six months ended June 30, 2016
	Well Servicing	Fluid Logistics	Total	Well Servicing	Fluid Logistics	Total
Operating revenues	$16,796	$11,615	$28,411	$35,509	$24,833	$60,342
Direct operating costs	15,668	10,931	26,599	32,388	24,092	56,480
Segment operating profit	$1,128	$684	$1,812	$3,121	$741	$3,862
Depreciation and amortization	$6,927	$6,743	$13,670	$13,603	$13,556	$27,159
Impairment of assets	$—	$14,512	$14,512	$—	$14,512	$14,512
Capital expenditures (1)	$720	$2,437	$3,157	$913	$3,874	$4,787
Total assets	$611,540	$444,652	$1,056,192	$611,540	$444,652	$1,056,192
Long-lived assets	$151,934	$103,323	$255,257	$151,934	$103,323	$255,257

(1) Capital expenditures listed above include all cash and non-cash additions to property and equipment, including capital leases and fixed assets recorded in accounts payable at period end.

	Successor	Predecessor
	April 13 through June 30, 2017	April 1 through April 12, 2017	January 1 through April 12, 2017
Reconciliation of the Company's Operating Loss As Reported:	(in thousands)
Segment operating profits	$4,983	$645	$3,606
General and administrative expense	3,130	500	5,012
Depreciation and amortization	5,681	1,533	13,601
Operating loss	(3,828)	(1,388)	(15,007)
Other expense, net	(1,891)	(40)	(2,241)
Gain (loss) on reorganization items, net	(1,299)	51,090	44,503
Pre-tax income (loss)	$(7,018)	$49,662	$27,255

		Predecessor
		Three months ended June 30, 2016	Six months ended June 30, 2016
Reconciliation of the Company's Operating Loss As Reported:		(in thousands)
Segment operating profits		$1,812	$3,862
General and administrative expense		5,420	11,476
Depreciation and amortization		13,670	27,159
Impairment of assets		14,512	14,512
Operating loss		(31,790)	(49,285)
Other expense, net		(6,905)	(13,829)
Pre-tax loss		$(38,695)	$(63,114)

	Successor	Predecessor
	June 30, 2017	December 31, 2016
Reconciliation of the Company's Assets As Reported:	(in thousands)
Total reportable segments	$175,708	$1,045,753
Elimination of internal transactions	(77,769)	(1,935,640)
Parent	110,621	1,202,768
Total assets	$208,560	$312,881

14. Equity Securities

As discussed in Note 1 - Chapter 11 Proceedings, on the Effective Date, the Old Common Stock or Prior Preferred Stock was extinguished without recovery.
Additionally, on the Effective Date, FES Ltd. created the New Common Stock. The New Common Stock carries the following rights:
•Voting. Holders of the New Common Stock are entitled to one vote per share of New Common Stock owned as of the relevant record date on all matters submitted to a vote of stockholders. Except as otherwise required by Delaware law, holders of New Common Stock (as well as holders of any preferred stock of FES Ltd.

entitled to vote with such common stockholders) vote together as a single class on all matters presented to the stockholders for their vote or approval, including the election of directors. The election of directors is determined by a plurality of the votes cast by the stockholders present in person or represented by proxy at the meeting and entitled to vote thereon. All other matters are determined by the vote of a majority of the votes cast by the stockholders present in person or represented by proxy at the meeting and entitled to vote thereon, unless the matter is one upon which, by applicable law, the rules or regulations of any stock exchange applicable to FES Ltd., the Certificate of Incorporation of FES Ltd., or the Certificate of Incorporation, or the Second Amended and Restated Bylaws of FES Ltd., or the Bylaws, a different vote is required, in which case such provision shall govern and control the decision of such matter.
•Dividends. Subject to provisions of applicable law and the Certificate of Incorporation, dividends may be declared by and at the discretion of the Board at any meeting and may be paid in cash, in property, or in shares of stock of FES Ltd.
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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with the audited consolidated financial statements for the year ended December 31, 2016 included in our Annual Report on Form 10-K, as amended. Any forward-looking statements made by or on our behalf are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Readers are cautioned that such forward-looking statements involve risks and uncertainties in that the actual results may differ materially from those projected in the forward-looking statements. Important factors that could cause actual results to differ include risks set forth in the Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2016, as amended.
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
As discussed in Note 1, we applied fresh start accounting upon emergence from bankruptcy on the Effective Date which resulted in the Company becoming a new entity for financial reporting purposes. The effects of the Plan and the application of fresh start accounting are reflected in our condensed consolidated financial statements from and after April 13, 2017 (Successor) and the adjustments related thereto were recorded in our condensed consolidated statements of operations as reorganization items for the period April 1, 2017 to April 12, 2017 (Predecessor). References to the "Successor" pertain to the Company from and after the Effective Date. References to "Predecessor" pertain to the Company prior to the Effective Date.
We provide a wide range of services to a diverse group of companies. During the period April 13, 2017 through June 30, 2017 (Successor) and the period January 1, 2017 through April 12, 2017 (Predecessor), we provided services to approximately 303 companies. John E. Crisp and our senior management team, have cultivated deep and ongoing relationships with these customers during their average of over 40 years of experience in the oilfield services industry. During the period April 13, 2017 through June 30, 2017 (Successor) and the period January 1, 2017 through April 12, 2017 (Predecessor), we generated consolidated revenues of approximately $27.8 million and $30.8 million, respectively.
We conduct our operations through the following two business segments:

•
Well Servicing. Our well servicing segment comprised 65.1% and 63.5% of consolidated revenues for the period April 13, 2017 through June 30, 2017 (Successor) and the period January 1, 2017 through April 12, 2017 (Predecessor), respectively. At June 30, 2017, our well servicing segment utilized our fleet of 168 well servicing rigs, which was comprised of 154 workover rigs and 14 swabbing rigs, as well as six coiled tubing spreads and other related assets and equipment. These assets are used to provide (i) well maintenance, including remedial repairs and removal and replacement of downhole production equipment, (ii) well workovers, including significant downhole repairs, re-completions and re-perforations, (iii) completion and swabbing activities, (iv) plugging and abandonment services, and (v) pressure testing of oil and natural gas production tubing and scanning tubing for pitting and wall thickness using tubing testing units.

•
Fluid Logistics. Our fluid logistics segment comprised 34.8% and 36.4% of consolidated revenues for the period April 13, 2017 through June 30, 2017 (Successor) and the period January 1, 2017 through April 12, 2017 (Predecessor), respectively. Our fluid logistics segment utilized our fleet of owned or leased fluid transport trucks and related assets, including specialized vacuum, high-pressure pump and tank trucks, hot oil trucks, frac tanks, fluid mixing tanks, salt water disposal wells and facilities, and related equipment. These assets are used to provide, transport, store, and dispose of a variety of drilling and produced fluids used in, and generated by, oil and natural gas production. These services are required in most workover and completion projects and are routinely used in daily operations of producing wells.

We believe that our two business segments are complementary and create synergies in terms of selling opportunities. Our multiple lines of service are designed to capitalize on our existing customer base to grow it within existing markets, generate more business from existing customers, and increase our operating performance. By offering our customers the ability to reduce the number of vendors they use, we believe that we help improve our customers’ efficiency. This is demonstrated by the fact that 54.8%, 25.4% and 68.1% of our revenues for the period April 13, 2017 through June 30, 2017 (Successor), the period April 1, 2017 through April 12, 2017 (Predecessor) and the period January 1, 2017 through April 12, 2017 (Predecessor), respectively, were from customers that utilized services of both of our business segments. Further, by having multiple service offerings that span the life cycle of the well, we believe that we have a competitive advantage over smaller competitors offering more limited services.

Recent Events
Emergence from Chapter 11 Proceedings
On January 22, 2017, FES Ltd. and its domestic subsidiaries, or collectively, the Debtors, filed voluntary petitions, or the Bankruptcy Petitions, for reorganization under chapter 11 of the United States Bankruptcy Code, or the Bankruptcy Code, in the United States Bankruptcy Court for the Southern District of Texas-Corpus Christi Division, or the Bankruptcy Court, pursuant to the terms of a restructuring support agreement that contemplated the reorganization of the Debtors pursuant to a prepackaged plan of reorganization, as amended and supplemented, the Plan. On March 29, 2017, the Bankruptcy Court entered an order confirming the Plan. On April 13, 2017, or the Effective Date, the Plan became effective pursuant to its terms and the Debtors emerged from their chapter 11 cases. Although the Debtors are no longer debtors-in-possession, the Debtors were debtors-in-possession through April 12, 2017. As such, certain aspects of the bankruptcy proceedings of the Debtors and related matters are described below in order to provide context and explain part of the Company's financial condition and results of operations for the period presented.
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
•All prior equity interests (which included FES Ltd.’s prior common stock, par value $0.04 per share, or the Old Common Stock, FES Ltd.’s prior preferred stock, awards under FES Ltd.’s prior incentive compensation plans, or the Prior Compensation Plans, and the preferred stock purchase rights under the rights agreement dated as of May 19, 2008 as subsequently amended on July 8, 2013 between FES Ltd. and CIBC Mellon Trust Company, as rights agent) in FES Ltd. were extinguished without recovery;
•FES Ltd. created a new class of common stock, par value $0.01 per share, or the New Common Stock;
•Approximately $280 million in principal amount of FES Ltd.'s prior 9% senior notes due 2019, or the Prior Senior Notes, plus accrued interest of $28.1 million were canceled and each holder of the Prior Senior Notes received such holder’s pro rata share of (i) $20.0 million in cash and (ii) 100% of the New Common Stock, subject to dilution only as a result of the shares of New Common Stock issued or available for issuance in connection with a management incentive plan, or the Management Incentive Plan. A total of 5,249,997 shares of New Common Stock was issued to the holders of the Prior Senior Notes;
•The Debtors entered into the New Loan Agreement (see Note 6 - Long-Term Debt), with certain financial institutions party thereto from time to time as lenders, or the Lenders, and Wilmington Trust, National Association, as agent for the Lenders;
•FES Ltd. adopted the Management Incentive Plan, which provides for the issuance of equity-based awards with respect to, in the aggregate, up to 750,000 shares of New Common Stock;

•The Debtors’ loan and security agreement governing their revolving credit facility, or the Prior Loan Agreement, dated as of September 9, 2011 as subsequently amended, with Regions Bank, or Regions, as the sole lender party thereto, or the Lender, was terminated and a new letter of credit facility was entered into with Regions, or the New Regions Letters of Credit Facility, which covers letters of credit and certain bank product obligations. Regions continues to hold the cash pledged to support the New Regions Letters of Credit Facility in the amount of $10.1 million as of August 11, 2017;
•The Debtors paid off the outstanding principal balance of $15 million plus outstanding interest and fees under the Prior Loan Agreement, and the Prior Loan Agreement was terminated in accordance with the Plan;
•Holders of allowed creditor claims, aside from holders of the Prior Senior Notes, received, on account of such claims, either payment in full in cash or otherwise had their rights reinstated; and
•FES Ltd. entered into a registration rights agreement with certain of its stockholders to provide registration rights with respect to the New Common Stock.

Fresh Start Accounting
Upon our emergence from bankruptcy, we adopted fresh start accounting in accordance with the provisions of Accounting Standards Codification 852, “Reorganizations,” or ASC 852, as (i) the holders of Old Common Stock received none of the New Common Stock issued upon the Debtors' emergence from bankruptcy and (ii) the reorganization value of our assets immediately prior to confirmation of the Plan was less than the post-petition liabilities and allowed claims. We applied fresh start accounting from and after the Effective Date. Fresh start accounting required us to present our assets, liabilities and equity as if we were a new entity upon emergence from bankruptcy, with no beginning retained earnings or deficit as of the fresh start reporting date. The cancellation of the Old Common Stock and the issuance of the New Common Stock on the Effective Date caused a change of control under ASC 852. As a result of the adoption of fresh start accounting, our unaudited condensed consolidated financial statements from and after April 13, 2017 will not be comparable to our financial statements prior to such date. References to “Successor” or “Successor Company” relate to our financial position and results of operations from and after April 13, 2017. References to “Predecessor” or “Predecessor Company” relate to our financial position and results of operations prior to April 12, 2017.

Factors Affecting Results of Operations

Market Conditions

The oil and natural gas industry has experienced a significant decline in oil exploration and production activity that began in the fourth quarter of 2014 and continued through 2016 and into the first few months of 2017. The price of West Texas Intermediate, or WTI, oil fell from a price of $106 per barrel as of June 30, 2014 to a low of approximately $26 per barrel on February 11, 2016. Since then, the price of WTI oil has experienced a modest recovery and settled into a trading range of roughly $42 to $54 per barrel during the second quarter of 2017. On June 30, 2017, the price of WTI oil closed at approximately $46 per barrel. In response to this decrease in WTI oil prices, exploration and production companies decreased the number of U.S. drilling rigs from a peak high of 1,873 operating as of June 30, 2014, to 940 as of June 30, 2017, a decrease of 50%. During this period, the Texas drilling rig count dropped from an average monthly high of 903 in November of 2014 to an average of 460 in June of 2017, a decrease of 49%.

Below are three charts that provide total U.S. rig counts, total Texas rig counts and WTI oil price trends for the twelve months ended June 30, 2017 and 2016.

Source: Rig counts are per Baker Hughes, Inc. (www.bakerhughes.com). Rig counts are the averages of the weekly rig count activity.

The declines in oil and natural gas prices and exploration activities, that began in 2014 and continued through 2016 and into the first few months of 2017, created a more challenging market for the provision of our services. In response to these market conditions, we implemented cost reduction measures and continued to analyze cost reduction opportunities while ensuring that appropriate functions and capacity were preserved allowing us to be opportunistic as market conditions improved in the second quarter of 2017. Through the first quarter of 2017, capital spending was largely limited to capital commitments incurred before the market downturn, purchases of certain, limited pieces of equipment with greater operating efficiencies to improve margins, and the purchase of certain equipment under operating leases at the end of their term. In the current quarter, we began maintenance capital spending in response to increased demand for our services.
In May 2016, Texas drilling rig count reached a low point with an average of 178 rigs for the month then rose to an average of 460 for the month of June 2017. There were 368, 40, and 84 rigs located in the Permian, Haynesville, and Eagle Ford, respectively. Consolidated revenues for the three months ending June 30, 2017 were $6.3 million, $1.5 million and $20.0 million for West, East and South Texas, respectively.
The second key metric, other than volume of work, that impacts profitability is pricing. In 2015 and 2016, price concessions were granted to customers in recognition of the oil and natural gas pricing declines. Since the oil and natural gas price environment began to improve, price increases have been requested and received from customers in certain operating areas.

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

Workover Rig Rates
Our well servicing segment revenues are dependent on the prevailing market rates for workover rigs. Utilization increased through 2017, while average rates decreased compared to 2016.

Fluid Logistics Rates

Our fluid logistics segment revenues are dependent on the prevailing market rates for fluid transport trucks and the related assets, including specialized vacuum, high-pressure pump and tank trucks, hot oil trucks, frac tanks, fluid mixing tanks and salt water disposal wells. Pricing and utilization decreased through 2016 and continued through the first quarter of 2017. During the later part of the second quarter of 2017 we began to see improvements in both utilization and pricing.

Operating Expenses

During the second quarter of 2017, consolidated operating expenses decreased when compared to the same period in 2016. Future earnings and cash flows will be dependent on our ability to manage our overall cost structure as well as continued efforts to maintain or increase rates to customers.

Capital Expenditures

During the second quarter of 2017, capital expenditures primarily consisted of purchases of equipment and vehicles whose operating leases had reached the end of their term and equipment refurbishments.

Results of Operations

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

The following tables compare our segment operating results for the period April 13, 2017 through June 30, 2017 (Successor), the period April 1, 2017 through April 12, 2017 (Predecessor), and the three months ended June 30, 2016 (Predecessor) (in thousands, except percentages). Operating expenses exclude general and administrative expenses, depreciation, and amortization.

Revenues
	Successor		Predecessor
	April 13 through June 30, 2017	% of total revenue	April 1 through April 12, 2017	% of revenue	Three months ended June 30, 2016		% of total revenue
Well Servicing	$18,139	65.1%	$2,449	65.9%	$16,796		59.1%
Fluid Logistics	9,711	34.8%	1,269	34.1%	11,615		40.9%
Total	$27,850		$3,718		$28,411

Operating Expenses (1)
	Successor		Predecessor
	April 13 through June 30, 2017	% of segment revenue	April 1 through April 12, 2017	% of segment revenue	Three months ended June 30, 2016		% of segment revenue
Well Servicing	$13,814	76.2%	$1,813	74.0%	$15,668		93.3%
Fluid Logistics	9,053	93.2%	1,260	99.3%	10,931	(2)	94.1%
Total	$22,867		$3,073		$26,599

Segment Profit (1)
	Successor		Predecessor
	April 13 through June 30, 2017	Gross margin %	April 1 through April 12, 2017	Gross margin %	Three months ended June 30, 2016		Gross margin %
Well Servicing	$4,325	23.8%	$636	26.0%	$1,128		6.7%
Fluid Logistics	658	6.8%	9	0.7%	684	(2)	5.9%
Total	$4,983	17.9%	$645	17.3%	$1,812		6.4%
(1) Excluding general and administrative expenses, depreciation and amortization, and impairment of assets.
(2) Excluding impairment of assets of $14.5 million.
Revenues
Consolidated Revenues. Consolidated revenues during the periods of April 13, 2017 through June 30, 2017 (Successor) and April 1, 2017 through April 12, 2017 (Predecessor) increased as compared to the three months ended June 30, 2016 (Predecessor) primarily due to an increase in revenues from our well servicing segment and the general industry upturn.
Well Servicing. The revenues from the well servicing segment during the periods of April 13, 2017 through June 30, 2017 (Successor) and April 1, 2017 through April 12, 2017 (Predecessor) increased as compared to the three months ended June 30, 2016 (Predecessor) due to a 27.7% increase in hours worked, offset in part by a 4.0% decrease in rates.

Fluid Logistics. Our revenues from the fluid logistics segment during the periods of April 13, 2017 through June 30, 2017 (Successor) and April 1, 2017 through April 12, 2017 (Predecessor) decreased as compared to the three months ended June 30, 2016 (Predecessor) due to a 10.1% decrease in trucking hours coupled with a modest average price reduction. Our principal fluid logistics assets at June 30, 2017 and 2016 were as follows:

	June 30,
	2017 Successor	2016 Predecessor
Fluid Logistics segment:
Vacuum trucks	293	447
Other heavy trucks	106	109
Frac tanks	2,876	3,045
Salt water disposal wells (1)	19	22

(1) At June 30, 2017, 15 salt water disposal wells, included in the above well count, were subject to ground leases or other operating arrangements to third parties.
Operating Expenses

	Successor	Predecessor
	April 13 through June 30, 2017	April 1 through April 12, 2017	Three months ended June 30, 2016
Well servicing	$13,814	$1,813	$15,668
Fluid logistics	9,053	1,260	10,931
General and administrative	3,130	500	5,420
Depreciation and amortization	5,681	1,533	13,670
Impairment of assets	—	—	14,512
Total expenses	$31,678	$5,106	$60,201

Consolidated Operating Expenses. Direct operating costs for the periods of April 13, 2017 through June 30, 2017 (Successor) and April 1, 2017 through April 12, 2017 (Predecessor) were comparable to the three months ended June 30, 2016 (Predecessor).

Well Servicing. Direct operating costs for our well servicing segment for the periods of April 13, 2017 through June 30, 2017 (Successor) and April 1, 2017 through April 12, 2017 (Predecessor) was consistent with the three months ended June 30, 2016 (Predecessor). The three months ended June 30, 2017 benefited from a decrease in insurance expense and bad debts expense as business improved in the later part of the second quarter.
Fluid Logistics. Direct operating costs for our fluid logistics segment for the periods of April 13, 2017 through June 30, 2017 (Successor) and April 1, 2017 through April 12, 2017 (Predecessor) were comparable to the same period in the prior year. Fluid logistics costs as a percentage of fluid logistics revenue were 93.2%, 99.3% and 93.9% for the periods April 13 through June 30, 2017 (Successor), April 1 through April 12, 2017 (Predecessor) and the three months ended June 30, 2016 (Predecessor), respectively.
General and Administrative Expenses. General and administrative expenses as a percentage of revenues were 11.2%, 13.4% and 19.1% for the period April 13, 2017 through June 30, 2017 (Successor), the period April 1 through April 12, 2017 and the three months ended June 30, 2016 (Predecessor), respectively. General and administrative expenses for the periods April 1, 2017 through April 12, 2017 (Predecessor) and April 13, 2017 through June 30, 2017 (Successor) decreased as compared to the three months ended June 30, 2016 (Predecessor) due to a reduction in compensation, insurance and entertainment expenses.
Depreciation and Amortization. Depreciation and amortization expenses for the period of April 13, 2017 through June 30, 2017 (Successor) decreased as compared to the period of April 1, 2017 through April 12, 2017 (Predecessor) and the three months ended June 30, 2016 (Predecessor) due to a decrease in the depreciable value of property and equipment as a result of fresh start accounting.
Other Income (Expense)

	Successor	Predecessor
	April 13 through June 30, 2017	April 1 through April 12, 2017	Three months ended June 30, 2016
Interest income	$6	$—	$7
Interest expense	(1,897)	(40)	(6,912)
Gain (loss) on reorganization items, net	(1,299)	51,090	—
Other Income (Expense), net	$(3,190)	$51,050	$(6,905)

Income tax benefit	$(17)	$(4)	$(9)
Interest Expense. Interest expense for the periods of April 13, 2017 through June 30, 2017 (Successor) and April 1, 2017 through April 12, 2017 (Predecessor) decreased as compared to the three months ended June 30, 2016 (Predecessor) primarily due to a reduction in interest expense on the Prior Senior Notes because such interest was no longer accrued after the date of Bankruptcy Petitions. Interest expense on the Successor is primarily related to the debt outstanding under the New Loan Agreement and associated amortization of deferred financing costs.
Gain (loss) on reorganization items, net. Gain (loss) on reorganization items, net was $(1.3) million for the period April 13, 2017 through June 30, 2017 (Successor) and $51.1 million for the period April 1, 2017 through April 12, 2017 (Predecessor). There were no reorganization costs for the same period in the prior year. For the Predecessor period, the $51.1 million gain was generated by the settlement of liabilities subject to compromise of $140.4 million offset by fresh start and reorganization adjustments of $87.1 million and professional and legal fees of $2.2 million.

Income Taxes. We recognized income tax benefit of less than $0.1 million for each of the periods of April 13, 2017 through June 30, 2017 (Successor), the period of April 1, 2017 through April 12, 2017 (Predecessor) and the three months ended June 30, 2016 (Predecessor). Our effective tax rate was 0.24%, (0.01)% and 0.02% for the period April 13, 2017 through June 30, 2017 (Successor), April 1, 2017 through April 12, 2017 (Predecessor), and the three months ended June 30, 2016 (Predecessor), respectively. We have evaluated the impact of the reorganization on our carryover tax attributes and believe we will not incur an immediate cash income tax liability as a result of emergence from bankruptcy. We will be able to fully absorb cancellation of debt income with net operating losses, or NOL, carryforwards, and as a result, our NOL carryforwards will be significantly reduced. The amount of remaining NOL carryforwards available after cancellation of debt income will be limited under Internal Revenue Code Section 382, or IRC Sec. 382, due to the change in control in connection with the reorganization. We determined that it is not more likely than not that we will realize deferred tax assets and accordingly have taken a full valuation allowance to offset our deferred tax assets as of June 30, 2017.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

The following tables compare the operating results of our segments for the periods April 13, 2017 through June 30, 2017 (Successor), January 1, 2017 through April 12, 2017 (Predecessor) and the six months ended June 30, 2016 (Predecessor) (in thousands, except percentages). Operating expenses exclude general and administrative expenses, depreciation and amortization and impairment.

Revenues
	Successor		Predecessor
	April 13 through June 30, 2017	% of revenue	January 1 through April 12, 2017	% of revenue	Six months ended June 30, 2016		% of revenue
Well Servicing	$18,139	65.1%	$19,554	63.5%	$35,509		58.8%
Fluid Logistics	9,711	34.8%	11,211	36.4%	24,833		41.2%
Total	$27,850		$30,765		$60,342

Operating Expenses(1)
	Successor		Predecessor
	April 13 through June 30, 2017	% of segment revenue	January 1 through April 12, 2017	% of segment revenue	Six months ended June 30, 2016		% of segment revenue
Well Servicing	$13,814	76.2%	$15,952	81.6%	$32,388		91.2%
Fluid Logistics	9,053	93.2%	11,207	100.0%	24,092	(2)	97.0%
Total	$22,867		$27,159		$56,480

Segment Profit (1)
	Successor		Predecessor
	April 13 through June 30, 2017	Gross margin %	January 1 through April 12, 2017	Gross margin %	Six months ended June 30, 2016		Gross margin %
Well Servicing	$4,325	23.8%	$3,602	18.4%	3,121		8.8%
Fluid Logistics	658	6.8%	4	—%	741	(2)	3.0%
Total	$4,983	17.9%	$3,606	11.7%	$3,862		6.4%
(1) Excluding general and administrative expenses, depreciation and amortization, and impairment of assets.
(2) Excluding impairment of assets of $14.5 million.
Revenues
Consolidated Revenues. Consolidated revenues during the periods of April 13, 2017 through June 30, 2017 (Successor) and January 1, 2017 through April 12, 2017 (Predecessor) decreased as compared to the six months ended June 30, 2016 (Predecessor) primarily due to competitive pricing pressures in our fluid logistics business.

Well Servicing. Revenues from our well servicing segment during the periods of April 13, 2017 through June 30, 2017 (Successor) and January 1, 2017 through April 12, 2017 (Predecessor) increased as compared to the six months ended June 30, 2016 (Predecessor) due to a 26.2% increase in hours, offset in part by a 15.9% decrease in rates.

Fluid Logistics. Revenues from our fluid logistics segment during the periods of April 13, 2017 through June 30, 2017 (Successor) and January 1, 2017 through April 12, 2017 (Predecessor) decreased as compared to the six months ended June 30, 2016 (Predecessor) driven by a decrease in rental income and a 10.9% decrease in hours.

Operating Expenses

	Successor	Predecessor
	April 13 through June 30, 2017	January 1 through April 12, 2017	Six months ended June 30, 2016
Well servicing	$13,814	$15,952	$32,388
Fluid logistics	9,053	11,207	24,092
General and administrative	3,130	5,012	11,476
Depreciation and amortization	5,681	13,601	27,159
Loss on impairment of assets	—	—	14,512
Total expenses	$31,678	$45,772	$109,627

Consolidated Operating Expenses. Direct operating expenses for the periods of April 13, 2017 through June 30, 2017 (Successor) and January 1, 2017 through April 12, 2017 (Predecessor) decreased as compared to the six months ended June 30, 2016 (Predecessor) due to decreases in certain expense in both our well servicing and fluid logistics segments.
Well Servicing. Direct operating costs for our well servicing segment for the periods of April 13, 2017 through June 30, 2017 (Successor) and January 1, 2017 through April 12, 2017 (Predecessor) decreased as compared to the six months ended June 30, 2016 (Predecessor) due to a decrease in insurance expense and bad debts as business improved in the later part of the second quarter. In addition, operating lease expense decreased between the two quarters as certain leases reached the end of their terms.
Fluid Logistics. Direct operating costs for our fluid logistics segment for the periods of April 13, 2017 through June 30, 2017 (Successor) and January 1, 2017 through April 12, 2017 (Predecessor) decreased as compared to the six months ended June 30, 2016 (Predecessor) due to gain on sales of assets in the Predecessor period and decreases in operating lease expense and insurance costs. Fluid logistics costs as a percentage of fluid logistics revenue were 93.2%, 100% and 96.8% for the periods April 13 through June 30, 2017 (Successor), January 1 through April 12, 2017 (Predecessor) and the six months ended June 30, 2016 (Predecessor), respectively.
General and Administrative Expenses. General and administrative expenses as a percentage of revenues were 11.2%, 16.3% and 19.0% for the period April 13, 2017 through June 30, 2017 (Successor), the period January 1, 2017 through April 12, 2017 (Predecessor), and the six months ended June 30, 2016 (Predecessor), respectively. General and administrative expenses for the periods of April 13, 2017 through June 30, 2017 (Successor) and January 1, 2017 through April 12, 2017 (Predecessor) decreased as compared to the six months ended June 30, 2016 (Predecessor) due to a decrease in compensation, insurance and entertainment expenses.
Depreciation and Amortization. Depreciation and amortization expenses for the period of April 13, 2017 through June 30, 2017 (Successor) decreased as compared to the period of January 1, 2017 through April 12, 2017 (Predecessor) and the six months ended June 30, 2016 (Predecessor) due to a decrease in the depreciable value of property and equipment as a result of fresh start accounting.

Other Income (Expense)

	Successor	Predecessor
	April 13 through June 30, 2017	January 1 through April 12, 2017	Six months ended June 30, 2016
Interest income	$6	$13	$29
Interest expense	(1,897)	(2,254)	(13,858)
Gain (loss) on reorganization items, net	(1,299)	44,503	—
Other income (expense), net	$(3,190)	$42,262	$(13,829)

Income tax expense (benefit)	$(17)	$27	$40
Interest Expense. Interest expense for the periods of April 13, 2017 through June 30, 2017 (Successor) and January 1, 2017 through April 12, 2017 (Predecessor) decreased as compared to the six months ended June 30, 2016 (Predecessor) due to a reduction in interest expense on the Prior Senior Notes during the first quarter of 2017, because such interest was no longer incurred after the date of Bankruptcy Petitions discharged in the chapter 11 cases. Interest expense on the Successor is primarily related to the debt outstanding under the New Loan Agreement and associated amortization of deferred financing costs.
Gain (loss) on reorganization items, net. Gain (loss) on reorganization items, net was $(1.3) million for the period April 13, 2017 through June 30, 2017 (Successor) and $44.5 million for the period January 1, 2017 through April 12, 2017 (Predecessor). There were no reorganization costs for the same period in the prior year. For the Predecessor period, the $44.5 million gain was generated by the settlement of liabilities subject to compromise of $140.4 million offset by the fresh start and reorganization adjustments of $87.1 million and legal, professional fess and loan costs of $8.8 million.

Income Taxes. We recognized an income tax benefit of less than $0.1 million for the period April 13, 2017 through June 30, 2017 (Successor), and income tax expense of less than $0.1 million for the period January 1, 2017 through April 12, 2017 (Predecessor) and income tax expense of less than $0.1 million for the six months ended June 30, 2016 (Predecessor). Our effective tax rate was 0.24%, 0.1% and (0.1)% for the the period April 13, 2017 through June 30, 2017 (Successor), the period January 1, 2017 through April 12, 2017 (Predecessor), and the six months ended June 30, 2016 (Predecessor). We have evaluated the impact of the reorganization on our carryover tax attributes and believe we will not incur an immediate cash income tax liability as a result of emergence from bankruptcy. We will be able to fully absorb cancellation of debt income with NOL carryforwards, and as a result, our NOL carryforwards will be significantly reduced. The amount of remaining NOL carryforwards available after the cancellation of debt income will be limited under IRC Sec. 382 due to the change in control in connection with the reorganization.

Liquidity and Capital Resources

Historically, we have funded our operations, including capital expenditures, through our cash flow from operations, the revolving credit facility under the Prior Loan Agreement, vendor financings, cash flow from operations, the issuance of senior notes and the proceeds from our public and private equity offerings.

As of June 30, 2017, we had $16.1 million in unrestricted cash and cash equivalents and $47.9 million in contractual debt.

Restricted cash at June 30, 2017 and December 31, 2016 is $34.0 million and $27.6 million, respectively. The components of restricted cash at June 30, 2017 included $23.9 million related to the New Loan Agreement which is subject to satisfaction of certain release restrictions and $10.1 million in a cash collateral account related to letters of credit and our corporate credit card program under the New Regions Letter of Credit Facility. The release conditions set forth in the New Loan Agreement include, among other things, (i) no default or event of default under the New Loan Agreement having occurred or being continuing as of the date of the requested release of proceeds of the New Loan Agreement, or that would exist after giving effect to the release requested to be made on such date, and (ii) our unrestricted cash and cash equivalents being less than $7 million after giving pro forma effect to the requested release.

The $47.9 million in contractual debt was comprised of $46.2 million for the New Loan Agreement net of debt issuance costs, $0.7 million in insurance notes and $1.0 million in equipment notes. Of our total debt, $1.5 million was short-term debt outstanding or the current portion of long-term debt and $46.4 million of the outstanding contractual debt was classified as long-term debt. We incurred $1.0 million, and $0.4 million for capital equipment acquisitions during the period April 13, 2017 through June 30, 2017 (Successor) and the period January 1, 2017 through April 12, 2017 (Predecessor), respectively.

New Loan Agreement and Prior Loan Agreement

Forbes Energy Services LLC, or the Borrower, is the borrower under the New Loan Agreement. The Borrower’s obligations have been guaranteed by the FES Ltd. and by Texas Energy Services, LLC, C.C. Forbes, LLC and Forbes Energy International, LLC, each direct subsidiaries of the Borrower and indirect subsidiaries of FES Ltd. The New Loan Agreement provides for a term loan of $50.0 million, which was fully funded on the Effective Date. Subject to certain exceptions and permitted encumbrances, the obligations under this loan are secured by a first priority security interest in substantially all the assets of the Company other than cash collateralizing the New Regions Letters of Credit Facility. Such term loan has a stated maturity date of April 13, 2021. The proceeds of such term loan are only permitted to be used for (i) the payment on account of the Prior Senior Notes in an amount equal to $20.0 million; (ii) the payment of costs, expenses and fees incurred on or prior to the Effective Date in connection with the preparation, negotiation, execution and delivery of the New Loan Agreement and documents related thereto; and (iii) subject to satisfaction of certain release conditions set forth in the New Loan Agreement, for general operating, working capital and other general corporate purposes of the Borrower not otherwise prohibited by the terms of the New Loan Agreement. The release conditions set forth in the New Loan Agreement include, among other things, (i) no default or event of default under the New Loan Agreement having occurred or being continuing as of the date of the requested release of proceeds of the New Loan Agreement, or that would exist after giving effect to the release requested to be made on such date, and (ii) the Company’s unrestricted cash and cash equivalents being less than $7 million after giving pro forma effect to the requested release. At June 30, 2017, $23.9 million included in restricted cash was subject to these release restrictions.

Borrowings under this term loan bear interest at a rate equal to five percent (5%) per annum payable quarterly in cash, or the Cash Interest Rate, plus (ii) an initial rate for paid in kind interest of seven percent (7%) commencing April 13, 2017 to be capitalized and added to the principal amount of the term loan on the first day of each quarter, or at the election of the Borrower, paid in cash. The paid in kind interest increases by two percent (2%) twelve months after the Effective Date and every twelve months thereafter until maturity. Upon and after the occurrence of an event of default, the Cash Interest Rate will increase by two percentage points per annum.

The Borrower is also responsible for certain other administrative fees and expenses. In connection with the execution of the New Loan Agreement, the Borrower paid the Lenders a funding fee of $3.0 million, and paid certain Lenders a backstop fee of $2.0 million. The $20.0 million payment referred to above and these fees were funded as draws under the New Loan Agreement.

We are able to voluntarily repay the outstanding term loan at any time without premium or penalty. We are required to use the net proceeds from certain events, including but not limited to, the disposition of assets, certain judgments, indemnity payments, tax refunds, pension plan refunds, insurance awards and certain incurrences of indebtedness to repay outstanding loans under the New Loan Agreement. We may also be required to use cash in excess of $20.0 million to repay outstanding loans under the New Loan Agreement.

The New Loan Agreement includes customary negative covenants for an asset-based term loan, including covenants limiting our ability to, among other things, (i) effect mergers and consolidations, (ii) sell assets, (iii) create or suffer to exist any lien, (iv) make certain investments, (v) incur debt and (vi) transact with affiliates. In addition, the New Loan Agreement includes customary affirmative covenants for an asset-based term loan, including covenants regarding the delivery of financial statements, reports and notices to the Agent. The New Loan Agreement also contains customary representations and warranties and event of default provisions for a secured term loan.

New Regions Letters of Credit Facility

As discussed in Note 1 - Chapter 11 Proceedings, on the Effective Date, we repaid the outstanding principal balance of $15.0 million plus outstanding interest and fees under the Prior Loan Agreement, and entered into the New Regions Letters of Credit Facility to cover letters of credit and certain bank product obligations existing on the Effective Date and pursuant to which Regions may issue, upon request by the Company, letters of credit and continue to provide charge cards for use by the Company. Amounts available under the New Regions Letters of Credit Facility are subject to customary fees and are secured by a first-priority lien on, and security interest in, a cash collateral account with Regions containing cash equal to at least (i) 105% of the sum of (a) all amounts owing for any drawings under letters of credit, including any reimbursement obligations, (b) the aggregate undrawn amount of all outstanding letters of credit, (c) all sums owing to Regions or any affiliate pursuant to any letter of credit document and (d) all obligations of the Company arising thereunder, including any indemnities and obligations for reimbursement of expenses and (ii) 120% of the aggregate line of credit for charge cards issued by Regions to the Company. The fees for each letter of credit for the period from and excluding the date of issuance of such letter of credit to and including the date of expiration or termination, are equal to (x) the average daily face amount of each outstanding letter of credit multiplied by (y) a per annum rate determined by Regions from time to time in its discretion based upon such factors as Regions shall determine, including, without limitation, the credit quality and financial performance of the Company. As of the Effective Date, such rate was 3.00%. In the event we are unable to repay amounts due under the New Regions Letters of Credit Facility, Regions could proceed against such cash collateral account. Regions has no commitment under the New Regions Letters of Credit Facility to issue letters of credit.

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

Cash Flows from Operating Activities

Cash flows provided by (used in) operating activities was $(3.3) million, $(4.3) million and $2.2 million for the period April 13, 2017 through June 30, 2017 (Successor), the period January 1, 2017 through April 12, 2017 (Predecessor) and the six months ended June 30, 2016 (Predecessor), respectively. The decrease is primarily related to net loss of $(7.0) million for the period April 13, 2017 through June 30, 2017 (Successor) and the change in accounts receivable for the period April 13, 2017 through June 30, 2017 (Successor) and the period January 1, 2017 through April 12, 2017 (Predecessor).

Cash Flows from Investing Activities

Cash flows provided by (used in) investing activities was $(0.2) million, $0.5 million and $(5.9) million for the period April 13, 2017 through June 30, 2017 (Successor), the period January 1, 2017 through April 12, 2017 (Predecessor) and the six months ended June 30, 2016 (Predecessor), respectively. The decrease was primarily due to reduced purchases of property and equipment and an increase in proceeds from the sale of property and equipment for the period April 13, 2017 through June 30, 2017 (Successor) and the period January 1, 2017 through April 12, 2017 (Predecessor).

Cash Flows from Financing Activities

Cash flows provided by (used in) financing activities were $(0.3) million, $3.1 million and $(2.3) million for the period April 13, 2017 through June 30, 2017 (Successor), the period January 1, 2017 through April 12, 2017 (Predecessor) and the six months ended June 30, 2016 (Predecessor), respectively. The increase for the period January 1, 2017 through April 12, 2017 (Predecessor), which included the impact of cash transactions occurring upon emergence from bankruptcy, was due to net proceeds from the New Loan Agreement, offset by repayment of the Prior Loan Agreement, repayment of the Prior Senior Notes, and payment of Debt Issuance Costs related to the New Loan Agreement.

Notwithstanding the impact of the chapter 11 cases on our liquidity, our current and future liquidity is greatly dependent upon our operating results. Our ability to continue to meet our liquidity needs is subject to and will be affected by cash utilized in operations, the economic or business environment in which we operate, weakness in oil and natural gas industry conditions, the financial condition of our customers and vendors, and other factors. Furthermore, as a result of the challenging market conditions we continue to face, we anticipate continued net cash used in operating activities after capital expenditures. We believe that our current reserves of cash and availability under the New Loan Agreement are sufficient to finance our cash requirements for current and future operations, budgeted capital expenditures, debt service and other obligations for at least the next twelve months.

Off-Balance Sheet Arrangements

We are often party to certain transactions that require off-balance sheet arrangements such as performance bonds, guarantees, operating leases for equipment, and bank guarantees that are not reflected in our condensed consolidated balance sheets. These arrangements are made in our normal course of business and they are not reasonably likely to have a current or future material adverse effect on our financial condition, results of operations, liquidity, or cash flows. See Note 9 - Commitment and Contingencies.

Contractual Obligations

The table below provides estimated timing of future payments for which we were obligated as of June 30, 2017.

Actual	Total	2017	2018-2019	2020-2021	Thereafter
	(dollars in thousands)
Term Loan (1)	$50,000	$—	$—	$50,000	$—
Capital lease obligations	1,000	451	415	134	—
Cash interest on debt	12,025	1,859	5,762	4,404	—
Total	$63,025	$2,310	$6,177	$54,538	$—
(1) Term Loan does not include interest paid in kind or debt discount.

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

Critical Accounting Policies and Estimates

The preparation of our condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the dates of the financial statements and the reported amounts of revenue and expenses during the applicable reporting periods. On an ongoing basis, management reviews its estimates, particularly those related to depreciation and amortization methods, useful lives and impairment of long-lived assets, and asset retirement obligations, using currently available information. Changes in facts and circumstances may result in revised estimates, and actual results could differ from those estimates. There have been no material changes to the critical accounting policies and estimates set forth in Item 7 in our Annual Report on Form 10-K for the year ended December 31, 2016, as amended, except for the application of ASC 852 “Reorganizations” to our accounting and financial reporting activities as a result of the filing of the Bankruptcy Petitions after emergence from bankruptcy on April 13, 2017. The guidance in ASC 852 is designed to provide readers of the financial statements with information that reflects the financial impact of the bankruptcy proceedings and requires that transactions and events directly associated with the reorganization be distinguished from the ongoing operations of the Company.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the market risk disclosures set forth in Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Security and Exchange Commission, or the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2017, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures over financial reporting were effective.

Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13-a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

There are no pending material legal proceedings, and the Company is not aware of any material threatened legal proceedings, to which the Company is a party or to which its property is subject that would have a material adverse effect on the Company's financial statements as of June 30, 2017.

Item 1A.	Risk Factors

A description of our risk factors can be found in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016, as amended.

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

10.8	—	Form of Time-Based Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed May 15, 2017).
10.9	—	Form of Exit Financing Time-Based Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q filed May 15, 2017.
10.10	—	Form of Performance-Based Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q filed May 15, 2017).
31.1*	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).
31.2*	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).
32.1*	—	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	—	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	—
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

FORBES ENERGY SERVICES LTD.

August 14, 2017	By:	/s/ JOHN E. CRISP
John E. Crisp Chairman, Chief Executive Officer and President (Principal Executive Officer)

August 14, 2017	By:	/S/ L. MELVIN COOPER
L. Melvin Cooper Senior Vice President, Chief Financial Officer and Assistant Secretary (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Number		Description of Exhibits
2.1	—	Debtors’ Prepackaged Joint Plan of Reorganization, dated December 21, 2016 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed December 23, 2016).
3.1	—	Certificate of Incorporation of Forbes Energy Services Ltd. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 8-A filed April 18, 2017).
3.2	—	Second Amended and Restated Bylaws of Forbes Energy Services Ltd. (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 8-A filed April 18, 2017).
4.1	—	Specimen Certificate for the Company’s common stock, $0.01 par value (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A filed April 18, 2017).
10.1	—
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

10.8	—	Form of Time-Based Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed May 15, 2017).
10.9	—	Form of Exit Financing Time-Based Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q filed May 15, 2017.
10.10	—	Form of Performance-Based Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q filed May 15, 2017).
31.1*	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).
31.2*	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).
32.1*	—	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	—	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	—
Order Approving the Debtors’ Disclosure Statement For, and Confirming, the Debtors’ Prepackaged Joint Plan of Reorganization, as entered by the Bankruptcy Court on March 29, 2017 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed March 31, 2017).

101*	—	Interactive Data Files
 _________________________

*	Filed herewith.