Form 10-Q
period 2017-09-30
Forbes Energy Services Ltd.
filed 2017-11-13
CIK 1434842

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________________________
Form 10-Q
__________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    ☐  Yes    ☒  No
The number of shares of common stock, par value $0.01 per share, of Forbes Energy Services Ltd. outstanding as of November 1, 2017 was 5,336,397.

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

PART I—FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements

Forbes Energy Services Ltd.
(Debtor-in-Possession January 22, 2017 through April 12, 2017)
Condensed Consolidated Balance Sheets (unaudited)
(in thousands, except par value amounts)

	Successor	Predecessor
	September 30, 2017	December 31, 2016
Assets
Current assets
Cash and cash equivalents	$7,568	$20,437
Cash - restricted	34,052	27,563
Accounts receivable - trade, net of allowance for doubtful accounts of $1.7 million and $1.4 million as of September 30, 2017 and December 31, 2016, respectively	25,547	16,962
Accounts receivable - other	543	290
Prepaid expenses and other current assets	2,421	8,778
Total current assets	70,131	74,030
Property and equipment, net	118,669	233,362
Intangible assets, net	12,132	3,220
Other assets	1,191	2,269
Total assets	$202,123	$312,881
Liabilities, Temporary Equity and Stockholders’ Equity (Deficit)
Current liabilities
Current portions of long-term debt	1,550	$298,932
Accounts payable - trade	6,656	4,505
Accounts payable - related parties	12	18
Accrued interest payable	76	26,578
Accrued expenses	9,635	8,740
Total current liabilities	17,929	338,773
Long-term debt, net of current portion and issuance costs	51,129	240
Deferred tax liability	379	1,096
Total liabilities	69,437	340,109

Commitments and contingencies (Note 9)

Temporary equity
Predecessor Series B senior convertible preferred shares, 588 shares outstanding at December 31, 2016	—	15,298
Stockholders’ equity (deficit)
Predecessor common stock, $0.04 par value, 112,500 shares authorized, 22,215 shares outstanding at December 31, 2016	—	889
Predecessor additional paid-in capital	—	193,477
Successor common stock, $0.01 par value, 40,000 shares authorized, 5,336 shares issued and outstanding at September 30, 2017	53	—
Successor additional paid-in capital	148,612	—
Accumulated deficit	(15,979)	(236,892)
Total stockholders’ equity (deficit)	132,686	(42,526)
Total liabilities, temporary equity and stockholders’ equity (deficit)	$202,123	$312,881
The accompanying notes are an integral part of these condensed consolidated financial statements.

Forbes Energy Services Ltd.
(Debtor-in-Possession January 22, 2017 through April 12, 2017)
Condensed Consolidated Statements of Operations (unaudited)
(in thousands, except per share amounts)

	Successor	Predecessor
	Three months ended September 30, 2017	Three months ended September 30, 2016
Revenues
Well servicing	$23,513	$17,739
Fluid logistics	10,782	10,118
Total revenues	34,295	27,857
Expenses
Well servicing	16,883	14,685
Fluid logistics	10,371	9,678
General and administrative	6,458	4,182
Depreciation and amortization	7,134	12,501
Restructuring costs	—	3,084
Total expenses	40,846	44,130
Operating loss	(6,551)	(16,273)
Other income (expense)
Interest income	5	1
Interest expense	(2,170)	(6,939)
Pre-tax loss	(8,716)	(23,211)
Income tax expense (benefit)	260	(2)
Net loss	(8,976)	(23,209)
Preferred stock dividends	—	(194)
Net loss attributable to common stockholders	$(8,976)	$(23,403)
Loss per share of common stock
Basic and diluted loss per share	$(1.70)	$(1.05)
Weighted average number of shares outstanding
Basic and diluted	5,279	22,214
The accompanying notes are an integral part of these condensed consolidated financial statements.

Forbes Energy Services Ltd.
(Debtor-in-Possession January 22, 2017 through April 12, 2017)
Condensed Consolidated Statements of Operations (unaudited)
(in thousands, except per share amounts)

	Successor	Predecessor
	April 13 through September 30, 2017	January 1 through April 12, 2017	Nine Months Ended September 30, 2016
Revenues
Well servicing	$41,652	$19,554	$53,248
Fluid logistics	20,493	11,211	34,951
Total revenues	62,145	30,765	88,199
Expenses
Well servicing	30,698	15,952	47,074
Fluid logistics	19,425	11,207	33,770
General and administrative	9,588	5,012	15,307
Depreciation and amortization	12,815	13,601	39,660
Impairment of assets	—	—	14,512
Restructuring costs	—	—	3,435
Total expenses	72,526	45,772	153,758
Operating loss	(10,381)	(15,007)	(65,559)
Other income (expense)
Interest income	11	13	30
Interest expense	(4,067)	(2,254)	(20,797)
Reorganization items, net	(1,299)	44,503	—
Pre-tax income (loss)	(15,736)	27,255	(86,326)
Income tax expense	243	27	38
Net income (loss)	(15,979)	27,228	(86,364)
Preferred stock dividends	—	(46)	(582)
Net income (loss) attributable to common stockholders	$(15,979)	$27,182	$(86,946)
Income (loss) per share of common stock
Basic and diluted income (loss) per share	$(3.04)	$0.99	$(3.91)
Weighted average number of shares outstanding
Basic and diluted	5,262	27,508	22,214
The accompanying notes are an integral part of these condensed consolidated financial statements.

Forbes Energy Services Ltd.
(Debtor-in-Possession January 22, 2017 through April 12, 2017)
Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit) (unaudited)
(in thousands)

	Temporary Equity		Permanent Equity
	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Predecessor
Balance at December 31, 2016	588	$15,298	22,215	$889	$193,477	$(236,892)	$(42,526)
Net income, January 1, 2017 - April 12, 2017	—	—	—	—	—	27,228	27,228
Preferred stock dividends and accretion	—	46	—	—	(46)	—	(46)
Balance: April 12, 2017	588	15,344	22,215	889	193,431	(209,664)	(15,344)
Cancellation of temporary equity and predecessor permanent equity	(588)	(15,344)	(22,215)	(889)	(193,431)	209,664	15,344
Balance: April 12, 2017	—	$—	—	$—	$—	$—	$—

Successor
Issuance of Successor common stock			5,250	$53	$147,578	$—	$147,631
Share-based compensation			86	—	1,034	—	1,034
Net loss, April 13, 2017 - September 30, 2017			—	—	—	(15,979)	(15,979)
Balance at September 30, 2017			5,336	$53	$148,612	$(15,979)	$132,686
The accompanying notes are an integral part of these condensed consolidated financial statements.

Forbes Energy Services Ltd.
(Debtor-in-Possession January 22, 2017 through April 12, 2017)
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Successor	Predecessor
	April 13, through September 30, 2017	January 1 through April 12, 2017	Nine months ended September 30, 2016
Cash flows from operating activities:
Net income (loss)	$(15,979)	$27,228	$(86,364)
Adjustments to reconcile net income (loss) to net cash by used in operating activities:
Depreciation and amortization	12,815	13,601	39,660
Share-based compensation	1,034	—	180
Reorganization items (non-cash)	—	(51,166)	—
Deferred tax (benefit) expense	15	(47)	53
(Gain) loss on disposal of assets	(338)	(950)	654
Impairment of assets	—	—	14,512
Bad debt expense	145	1	520
Amortization of debt discount	968	234	1,026
Interest paid in kind	1,676	—	—
Changes in operating assets and liabilities:
Accounts receivable	(8,069)	(916)	9,224
Prepaid expenses and other assets	2,083	(851)	(593)
Other assets	902	103	—
Accounts payable - trade	(4,457)	6,608	(1,804)
Accounts payable - related parties	(8)	2	—
Accrued expenses	549	324	1,471
Accrued interest payable	(6)	1,575	18,919
Net cash used in operating activities	(8,670)	(4,254)	(2,542)
Cash flows from investing activities:
Proceeds from sale of property and equipment	1,086	937	946
Purchases of property and equipment	(4,044)	(400)	(7,239)
Change in restricted cash	—	—	(9,453)
Net cash provided by (used in) investing activities	(2,958)	537	(15,746)
Cash flows from financing activities:
Change in restricted cash	—	(6,416)	—
Payments for capital leases	(664)	(444)	(3,115)
Payments for debt issuance costs	—	(5,000)	—
Payment of Prior Senior Notes	—	(20,000)	—
Repayment of Prior Loan Agreement	—	(15,000)	—
Proceeds from New Loan Agreement	—	50,000	—
Payment of tax withholding obligations related to restricted stock	—	—	(120)
Dividends paid on Predecessor Series B senior convertible preferred shares	—	—	(61)
Net cash provided by (used in) financing activities	(664)	3,140	(3,296)
Net decrease in cash and cash equivalents	(12,292)	(577)	(21,584)
Cash and cash equivalents:
Beginning of period	19,860	20,437	74,611
End of period	$7,568	$19,860	$53,027
The accompanying notes are an integral part of these condensed consolidated financial statements.

Forbes Energy Services Ltd.
(Debtor-in-Possession January 22, 2017 through April 12, 2017)
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Organization and Nature of Operations

Nature of Business
Forbes Energy Services Ltd., or FES Ltd., is an independent oilfield services contractor that provides a wide range of well site services to oil and natural gas drilling and producing companies to help develop and enhance the production of oil and natural gas. These services include fluid hauling, fluid disposal, well maintenance, completion services, workovers and re-completions and plugging and abandonment. The Company's operations are concentrated in the major onshore oil and natural gas producing regions of Texas, with an additional location in Pennsylvania. The Company believes that its broad range of services, which extends from initial drilling, through production, to eventual abandonment, is fundamental to establishing and maintaining the flow of oil and natural gas throughout the life cycle of its customers' wells.

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
•The Debtors’ loan and security agreement governing their revolving credit facility dated as of September 9, 2011 as subsequently amended, or the Prior Loan Agreement, with Regions Bank, or Regions, as the sole lender party thereto, or the Lender, was terminated and a new letter of credit facility was entered into with Regions, or the New Regions Letters of Credit Facility, which covers letters of credit and the Company's credit card program. Regions continues to hold the cash pledged to support the New Regions Letters of Credit Facility in the amount of $10.1 million as of November 6, 2017;
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

The following table reflects the reorganization and application of ASC 852 on the Company's condensed consolidated balance sheet at April 12, 2017:

	Predecessor Company	Reorganization Adjustments		Fresh Start Adjustments		Successor Company
	(in thousands, except par value)
Assets
Current assets
Cash and cash equivalents	$17,500	$2,360	(a)	$—		$19,860
Cash - restricted	27,579	6,400	(a)	—		33,979
Accounts receivable - trade	17,237	—		—		17,237
Accounts receivable - other	930	—		—		930
Prepaid expenses and other	6,099	45	(b)	—		6,144
Other current assets	567	—		—		567
Total current assets	69,912	8,805		—		78,717
Property and equipment, net	220,326	—		(97,442)	(g)	122,884
Intangible assets, net	3,068	—		9,587	(h)	12,655
Other assets	2,178	(12)	(b)	—		2,166
Total assets	$295,484	$8,793		$(87,855)		$216,422

Liabilities, Temporary Equity and Shareholders’ Equity (Deficit)
Current liabilities
Current portions of long-term debt	$18,064	$(15,000)	(a)	$—		$3,064
Accounts payable - trade	12,238	(1,125)	(b)	—		11,113
Accounts payable - related parties	20	—		—		20
Accrued expenses	9,293	(82)	(a)	(65)	(i)	9,146
Total current liabilities	39,615	(16,207)		(65)		23,343
Long-term debt, net of current portion	84	45,000	(c)	—		45,084
Deferred tax liability	1,049	—		(685)	(j)	364
Liabilities subject to compromise	308,072	(308,072)	(d)	—		—
Total liabilities	348,820	(279,279)		(750)		68,791

Temporary equity
Predecessor Series B senior convertible preferred shares, 588 shares outstanding at December 31, 2016	15,344	(15,344)	(e)	—		—
Stockholders’ equity (deficit)
Predecessor common stock, $0.04 par value, 112,500 shares authorized; 22,215 shares outstanding at December 31, 2016	889	(889)	(e)	—		—
Predecessor additional paid-in capital	193,431	(193,431)	(e)	—		—
Successor common stock, $0.01 par value, 40,000 shares authorized; 5,250 shares issued and outstanding	—	53	(f)	—		53
Successor additional paid-in capital	—	147,578	(f)	—		147,578
Accumulated retained earnings (deficit)	(263,000)	350,105	(e)	(87,105)	(k)	—
Total stockholders’ equity (deficit)	(68,680)	303,416		(87,105)		147,631
Total liabilities, temporary equity and stockholders’ equity (deficit)	$295,484	$8,793		$(87,855)		$216,422

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

Reorganization Items
Reorganization items represent amounts incurred subsequent to the filing of the Bankruptcy Petitions as a direct result of the filing of the Plan and are comprised of the following (in thousands):

	Successor		Predecessor
	Three months ended September 30, 2017	April 13 through September 30, 2017	January 1 through April 12, 2017
Reorganization legal and professional fees	$—	$(1,299)	$(6,729)
Deferred loan costs expensed	—	—	(2,104)
Gain on settlement of liabilities subject to compromise	—	—	140,441
Fresh start adjustments	—	—	(87,105)
Reorganization items, net	$—	$(1,299)	$44,503

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

Interim Financial Information
The unaudited condensed consolidated financial statements of the Company are prepared in conformity with accounting principles generally accepted in the United States of America, or GAAP, for interim financial reporting. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Therefore, these condensed consolidated financial statements should be read along with the annual audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016, as amended. Interim results for the periods presented may not be indicative of results that will be realized for future periods due to to the adoption of fresh start accounting during the second quarter of 2017. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Restricted Cash
Restricted cash at September 30, 2017 (Successor) and December 31, 2016 (Predecessor) was $34.1 million and $27.6 million, respectively. The components of restricted cash at September 30, 2017 primarily included $23.9 million related to the New Loan Agreement, which is subject to satisfaction of certain release restrictions and $10.1 million in a cash collateral account related to letters of credit and the Company's corporate credit card program under the New Regions Letter of Credit Facility. The release conditions set forth in the New Loan Agreement include, among other things, (i) no default or event of default under the New Loan Agreement having occurred or being continuing as of the date of the requested release of proceeds of the New Loan Agreement, or that would exist after giving effect to the release requested to be made on such date, and (ii) the Company’s unrestricted cash and cash equivalents being less than $7 million after giving pro forma effect to the requested release.

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
In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)," or ASU 2016-02, which increases the transparency and comparability about leases among entities. The new guidance requires lessees to recognize a lease liability and a corresponding lease asset for operating leases with lease terms greater than 12 months. It also requires additional disclosures about leasing arrangements to help users of financial statements better understand the amount, timing, and uncertainty of cash flows arising from leases. ASU 2016-02 becomes effective for interim and annual periods beginning after December 15, 2018 and requires a modified retrospective approach to adoption. Early adoption is permitted. The Company has engaged a third party to assist in evaluating the impact of this new standard on its consolidated financial statements and related disclosures. The Company expects to recognize additional lease assets and liabilities related to operating leases with terms longer than one year; however, the Company has not completed its analysis nor quantified the impact.
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” or ASU 2014-09, which provides guidance for revenue recognition and which supersedes nearly all existing revenue recognition guidance under ASU 2014-09. This ASU provides guidance that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. Additionally, the guidance permits two methods of transition upon adoption: full retrospective and modified retrospective. Under the full retrospective method, the standard would be applied to each prior reporting period presented. Under the modified retrospective method, the cumulative effect of applying the standard would be recognized at the date of initial application. In August 2015, the FASB issued final revised guidance that deferred the effective date of the revenue recognition standard to be for annual and interim periods beginning after December 15, 2017. The Company has engaged a third party to assist in evaluating the impact of this new standard on its consolidated financial statements and related disclosures. To date, the Company has 1) identified its major revenue streams, 2) completed a preliminary review of the key master services agreements for each of the revenue streams. We are in the process of analyzing the corresponding underlying transactions through a review of purchase orders, invoices, and our customary business practices and evaluating the applicability of the “as-invoiced” practical expedient. Based on our preliminary analysis, we do not anticipate a significant impact to the timing of the Company’s revenue recognition; however, the evaluation is not complete and these preliminary conclusions are subject to change. The Company also has started to accumulate information needed for the additional disclosures prescribed by the new standard. The Company expects to complete its analysis by December 31, 2017 and will adopt the new standard as of January 1, 2018.

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

A summary of the Company's share-based compensation expense during the periods presented are as follows:

	Successor		Predecessor
(dollar amounts in thousands)	Three months ended September 30, 2017	April 13 through September 30, 2017	January 1, through April 12, 2017	Nine months ended September 30, 2016
Share based compensation expense recognized	$1,034	$1,034	$—	$—
Unrecognized compensation cost	$3,916	$3,916	$—	$—
Remaining weighted-average service period (years)	3.92	3.92	—	—

During the three months ended September 30, 2017, the Company issued 450,000 restricted stock units to officers and employees subject to the Management Incentive Plan. Below is a summary of the restricted stock units awarded.

	Number of Shares	Weighted Average Fair Value
Unvested as of April 13, 2017	—	$—
Granted	450,000	$11.00
Vested	86,400	$11.00
Forfeited	—	$—
Unvested as of September 30, 2017	363,600	$11.00

5. Property and Equipment
Property and equipment consisted of the following:

		Successor	Predecessor
	Estimated Life in Years	September 30, 2017	December 31, 2016
		(in thousands)
Well servicing equipment	9-15 years	$78,738	$411,199
Autos and trucks	5-10 years	39,994	126,580
Disposal wells	5-15 years	3,892	37,752
Building and improvements	5-30 years	5,396	14,125
Furniture and fixtures	3-15 years	1,809	6,779
Land		868	1,524
		130,697	597,959
Accumulated depreciation		(12,028)	(364,597)
		$118,669	$233,362
Depreciation expense was $6.8 million for the three months ended September 30, 2017 (Successor), $12.3 million for the period April 13, 2017 through September 30, 2017 (Successor) and $13.4 million for the period January 1, 2017 through April 12, 2017 (Predecessor). Depreciation expense was $12.4 million and $38.1 million for the three and nine months ended September 30, 2016 (Predecessor), respectively.

6. Long-Term Debt

Long-term debt at September 30, 2017 (Successor) and December 31, 2016 (Predecessor) consisted of the following:

	Successor	Predecessor
	September 30, 2017	December 31, 2016
	(in thousands)
Prior Senior Notes, net of deferred financing costs of $2.3 million as of December 31, 2016	$—	$277,662
Prior Loan Agreement	—	15,000
Third party equipment notes and capital leases	5,035	1,386
Insurance notes	—	5,124
New Loan Agreement of $50 million, including $1.7 million of accrued interest paid in kind and net of debt discount of $4.0 million as of September 30, 2017	47,644	—
Total debt	52,679	299,172
Less: Current portion	(1,550)	(298,932)
Total long-term debt	$51,129	$240

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

New Loan Agreement
As discussed previously, on the Effective Date, the Company entered into the New Loan Agreement. FES LLC is the borrower, or the Borrower, under the New Loan Agreement. The Borrower’s obligations have been guaranteed by FES Ltd. and by TES, CCF and FEI, each direct subsidiaries of the Borrower and indirect subsidiaries of FES Ltd. The New Loan Agreement provides for a term loan of $50.0 million, which was fully funded on the Effective Date. Subject to certain exceptions and permitted encumbrances, the obligations under this loan are secured by a first priority security interest in substantially all the assets of the Company other than cash collateralizing the New Regions Letters of Credit Facility. Such term loan has a stated maturity date of April 13, 2021. The proceeds of such term loan are only permitted to be used for (i) the payment on account of the Prior Senior Notes in an amount equal to $20.0 million; (ii) the payment of costs, expenses and fees incurred on or prior to the Effective Date in connection with the preparation, negotiation, execution and delivery of the New Loan Agreement and documents related thereto; and (iii) subject to satisfaction of certain release conditions set forth in the New Loan Agreement, for general operating, working capital and other general corporate purposes of the Borrower not otherwise prohibited by the terms of the New Loan Agreement. The release conditions set forth in the New Loan Agreement include, among other things, (i) no default or event of default under the New Loan Agreement having occurred or being continuing as of the date of the requested release of proceeds of the New Loan Agreement, or that would exist after giving effect to the release requested to be made on such date, and (ii) the Company’s unrestricted cash and cash equivalents being less than $7 million after giving pro forma effect to the requested release. At September 30, 2017, $23.9 million included in restricted cash was subject to these release restrictions.

Borrowings under this term loan bear interest at a rate equal to five percent (5%) per annum payable quarterly in cash, or the Cash Interest Rate, plus (ii) an initial paid in kind interest rate of seven percent (7%) commencing April 13, 2017 to be capitalized and added to the principal amount of the term loan or, at the election of the Borrower, paid in cash. The paid in kind interest increases by two percent (2%) twelve months after the Effective Date and every twelve months thereafter until maturity. Upon and after the occurrence of an event of default, the Cash Interest Rate will increase by two percentage points per annum. During the period from April 13, 2017 through September 30, 2017, $1.7 million of interest was paid in kind.

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

New Regions Letters of Credit Facility
As discussed previously, on the Effective Date the Company entered into the New Regions Letters of Credit Facility to cover letters of credit and certain bank product obligations existing on the Effective Date and pursuant to which Regions may issue, upon request by the Company, letters of credit and continue to provide charge cards for use by the Company. Amounts available under the New Regions Letters of Credit Facility are subject to customary fees and are secured by a first-priority lien on, and security interest in, a cash collateral account with Regions containing cash equal to at least (i) 105% of the sum of (a) all amounts owing for any drawings under letters of credit, including any reimbursement obligations, (b) the aggregate undrawn amount of all outstanding letters of credit, (c) all sums owing to Regions or any affiliate pursuant to any letter of credit document and (d) all obligations of the Company arising thereunder, including any indemnities and obligations for reimbursement of expenses and (ii) 120% of the aggregate line of credit for charge cards issued by Regions to the Company. The fees for each letter of credit for the period from and excluding the date of issuance of such letter of credit to and including the date of expiration or termination, are equal to (x) the average daily face amount of each outstanding letter of credit multiplied by (y) a per annum rate determined by Regions from time to time in its discretion based upon such factors as

Regions shall determine, including, without limitation, the credit quality and financial performance of the Company. As of the Effective Date, such rate was 3.00%. In the event the Company is unable to repay amounts due under the New Regions Letters of Credit Facility, Regions could proceed against such cash collateral account. Regions has no commitment under the New Regions Letters of Credit Facility to issue letters of credit. At September 30, 2017, the facility had $9.0 million in letters of credit outstanding.

Capital Leases
The Company financed the purchase of certain vehicles and equipment through commercial loans and capital leases with aggregate principal amounts outstanding as of September 30, 2017 and December 31, 2016 of approximately $5.0 million and $1.4 million, respectively. These loans are repayable in a range of 42 to 47 monthly installments with the maturity dates ranging from October 2017 to September 2021. Interest accrues at rates ranging from 3.4% to 5.7% and is payable monthly. The loans are collateralized by equipment purchased with the proceeds of such loans. The Company paid total principal payments of approximately $0.7 million during the period April 13, 2017 through September 30, 2017 (Successor), $0.4 million during the period January 1, 2017 through April 12, 2017 (Predecessor), and $1.0 million and $3.1 million during the three and nine months ended September 30, 2016 (Predecessor), respectively.

Following are required principal payments due on capital leases existing as of September 30, 2017:

	October - December 2017	2018	2019	2020	2021 and thereafter
	(in thousands)
Capital lease principal payments	$464	$1,374	$1,181	$1,234	$782
Management has historically acquired all light duty trucks (pickup trucks) through capital leases and may use capital leases or cash to purchase equipment held under operating leases that have reached the end of the lease term.
Insurance Notes
During October of 2016, the Company entered into an insurance promissory note for the payment of insurance premiums at an interest rate of 2.9% with an aggregate principal amount outstanding as of December 31, 2016, of approximately $5.1 million. As of September 30, 2017, the insurance promissory note had been paid in full.

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

	Successor		Predecessor
	September 30, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
New Loan Agreement (1)	$47,644	$57,600	$—	$—
Prior Senior Notes	$—	$—	$277,662	$98,570
(1) New Loan Agreement includes $1.7 million of paid in kind interest less $4.0 million of debt issuance cost.

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

8. Related Party Transactions
    The Company enters into transactions with related parties in the normal course of conducting business. The following tables represent related party transactions (in thousands):

	As of
	Successor	Predecessor
	September 30, 2017	December 31, 2016
Related parties cash and cash equivalents balances:
Balance at Texas Champion Bank (1)	$—	$294
Related parties payable:
Texas Quality Gate Guard Services, LLC (2)	$—	$18

There were no related party capital expenditures for the period ended September 30, 2017 (Successor), the period January 1, 2017 through April 12, 2017 (Predecessor), and the three and nine months ended September 30, 2016 (Predecessor).

	Successor			Predecessor
	Three months ended September 30, 2017	April 13 through September 30, 2017		January 1 through April 12, 2017	Three months ended September 30, 2016	Nine months ended September 30, 2016
Related parties expense activity:
Alice Environmental Holdings, LLC Alice Environmental Services, LLC (5)	$221	$369		$296	$227	$788
Animas Holding, LLC (6)	47	79		61	39	123
CJW Group, LLC (7)	9	15	—	13	9	28
Dorsal Services, Inc. (3)	—	—	2,890	—	8	8
Tasco Tool Services, Inc. (4)	—	—		11	9	25
Texas Quality Gate Guard Services, LLC (2)	—	—		58	51	116
	$277	$463		$439	$343	$1,088

Other payments to related parties:
SB Factoring, LLC (8)	$27	$27	$65	$79	$296

(1)
The Company had a deposit relationship with Texas Champion Bank. Travis Burris is the President, Chief Executive Officer, and director of Texas Champion Bank and served as a Company director until the Effective Date. John E. Crisp, an executive officer and director of Forbes Energy Services, Ltd., serves on the board of directors of Texas Champion Bank. On September 30, 2017, the Company closed the account with Texas Champion Bank.

(2)
Texas Quality Gate Guard Services, LLC, or Texas Quality Gate Guard Services, is an entity partially owned by Mr. Crisp and a son of Mr. Crisp. Texas Quality Gate Guard Services has provided security services to the Company. Since the Effective Date, Texas Quality Gate Guard Services has not provided services to our Company and we do not anticipate securing their services in the future.

(3)	Dorsal Services, Inc., or Dorsal Services, is a trucking service company. Mr. Crisp was a partial owner of Dorsal Services in prior periods. The Company used Dorsal Services from time to time.

(4)
Tasco Tool Services, Ltd., or Tasco, is a down-hole tool company that is partially owned and managed by a company that is partially owned by Charles C. Forbes, Jr. Mr. Forbes served as an executive officer and director of the Company until the Effective Date. Tasco rents and sells tools to the Company from time to time. As of the Effective Date, Tasco is not a related party.

(5)
Mr. Crisp is a partial owner of Alice Environmental Holdings, LLC, or AEH, and is an indirect shareholder and manager of Alice Environmental Services, LP, or AES and Alice Environmental West Texas, LLC, or AEWT. The Company leases or rents land and buildings from AES.

(6)	Animas Holdings, LLC, or Animas, is partially owned by two sons of Mr. Crisp. Animas owns land and property that it leases to the Company.

(7)	CJW Group, LLC is an entity that leases office space to the Company and is partially owned by Mr. Crisp.

(8)
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

In addition to such related party transactions above, Lawrence A. First, a director of FES Ltd., serves as the Chief Investment Officer and Managing Director of Ascribe Capital LLC, or Ascribe, and Brett G. Wyard, also a director of FES Ltd., serves as a Managing Partner of Solace Capital Partners, or Solace. Pursuant to the Plan, each of Ascribe and Solace had the right to designate one member of the Board. Additionally, Ascribe and Solace had the right to jointly designate one member of the Board and, together with certain other holders of the Prior Senior Notes, the right to designate the one other member of the Board. Furthermore, Ascribe and/or one of more of its affiliates own approximately 24.5% of the outstanding New Common Stock as of August 11, 2017, and is owed approximately $12.6 million of the aggregate principal amount of the New Loan Agreement. Solace and/or one of its affiliates own approximately 18.0% of the outstanding New Common Stock as of August 11, 2017, and is owed approximately $11.5 million of the aggregate principal amount of the term loan covered by the New Loan Agreement. Moreover, an affiliate of Solace and affiliates of Ascribe are parties to that certain registration rights agreement dated as of the Effective Date by and among the Company and certain stockholders of the Company.

9. Commitments and Contingencies

Concentrations of Credit Risk

FDIC insurance coverage is currently $250 thousand per depositor at each financial institution, and the Company's non-interest bearing cash balances typically exceed federally insured limits. The Company restricts investment of temporary cash investments to financial institutions with high credit standings.

The Company's customer base consists primarily of multi-national and independent oil and natural gas producers. The Company does not require collateral on its trade receivables. For the three months ended September 30, 2017 (Successor), the Company's largest customer, five largest customers, and ten largest customers constituted 17.8%, 48.4% and 55.2% of consolidated revenues, respectively For the period of January 1, 2017 through April 12, 2017 (Predecessor), the Company's largest customer, five largest customers, and ten largest customers constituted 14.9%, 46.1% and 58.7% of consolidated revenues, respectively. For the period of April 13, 2017 through September 30, 2017 (Successor), two customers constituted 17.1% and 10.6% of consolidated revenues, respectively. For the period of January 1, 2017 through April 12, 2017 (Predecessor), two customers constituted 14.9% and 12.4% of consolidated revenues, respectively. The loss of any one of the Company's top five customers would have a materially adverse effect on the revenues and profits of the Company. Further, the Company's trade accounts receivable are from companies within the oil and natural gas industry and as such the Company is exposed to normal industry credit risks. As of September 30, 2017, the Company's largest customer, five largest customers, and ten largest customers constituted 12.9%, 43.9% and 59.4% of accounts receivable, respectively.

Self-Insurance

The Company is self-insured under its Employee Group Medical Plan for the first $150 thousand per individual. The Company is self-insured with a retention for the first $250 thousand in general liability. The Company also retains the first $1 million within the auto liability buffer policy which is in excess of a primary $1 million auto liability limit. The Company has an additional premium payable clause under its lead $10 million limit excess policy that states in the event losses exceed $500 thousand, a loss additional premium of up to 15% of paid losses in excess of $500 thousand will be due. The additional premium is payable at the time when the loss is paid and will be payable over a period agreed by insurers. The Company has accrued liabilities totaling $5.5 million and $7.2 million as of September 30, 2017 and December 31, 2016, respectively, for the projected additional premium and self-insured portion of these insurance claims as of the financial statement dates. This accrual includes claims made as well as an estimate for claims incurred but not reported as of the financial statement dates.

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

Off-Balance Sheet Arrangements
The Company is often party to certain transactions that constitute off-balance sheet arrangements such as performance bonds, guarantees, operating leases for equipment, and bank guarantees that are not reflected in the Company's condensed consolidated balance sheets. These arrangements are made in the Company's normal course of business and they are not reasonably likely to have a current or future material adverse effect on its financial condition, results of operations, liquidity, or cash flows. The Company's off-balance sheet arrangements include $9.0 million in letters of credit.

10. Supplemental Cash Flow Information

	Successor	Predecessor
	April 13 through September 30, 2017	January 1 through April 13, 2017	Nine months ended September 30, 2016
	(in thousands)
Cash paid for
Interest	$1,419	$453	$360
Income tax	—	—	—
Supplemental schedule of non-cash investing and financing activities
Changes in accounts payable related to capital expenditures	1,056	—	(229)
Capital leases on equipment	4,749	—	—
Preferred stock dividends and accretion costs	—	10	459

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

The following table sets forth the computation of basic and diluted loss per share:

	Successor	Predecessor
	Three months ended September 30, 2017	Three months ended September 30, 2016
	(in thousands, except per share amounts)
Basic and diluted:
Net loss	$(8,976)	$(23,209)
Preferred stock dividends and accretion	—	(194)
Net loss attributable to common stockholders	$(8,976)	$(23,403)
Weighted-average common shares	5,279	22,214
Basic and diluted net loss per share	$(1.70)	$(1.05)

	Successor	Predecessor
	April 13 through September 30, 2017	January 1 through April 12, 2017	Nine months ended September 30, 2016
	(in thousands, except per share amounts)
Basic and diluted:
Net income (loss)	$(15,979)	$27,228	$(86,364)
Preferred stock dividends and accretion	—	(46)	(582)
Net income (loss) attributable to common stockholders	$(15,979)	$27,182	$(86,946)
Weighted-average common shares	5,262	27,508	22,214
Basic and diluted net income (loss) per share	$(3.04)	$0.99	$(3.91)

There were 5,292,531 shares of Old Common Stock equivalents underlying the Prior Preferred Stock included in the weighted average common shares for the period January 1, 2017 through April 12, 2017 (Predecessor) as the Prior Preferred Stock was dilutive and a participating security. There were 602,625 stock options that were not included in the calculation of diluted EPS for the period January 1, 2017 through April 12, 2017 (Predecessor) because their effect would have been antidilutive. There were 614,125 stock options, 715,679 units of unvested restricted stock, and 5,292,531 shares of Old Common Stock equivalents underlying the Prior Preferred Stock outstanding as of September 30, 2016 that were not included in the calculation of diluted EPS for the three and nine months ended September 30, 2016 (Predecessor) because their effect would have been antidilutive. There were 363,300 unvested shares of restricted stock as of September 30, 2017.

12. Income Taxes
The Company's effective tax rate for the period April 13, 2017 through September 30, 2017 (Successor) was (1.5)% based on pre-tax loss of $15.7 million. The Company’s effective tax rate for the period of January 1, 2017 through April 12, 2017 (Predecessor) was 0.1% based on pre-tax income of $27.3 million. The Company's effective tax rate for the nine months ended September 30, 2016 (Predecessor) was 0.0% based on a pre-tax loss of $86.3 million. The difference between the effective rate and 35.0% statutory rate is mainly due to the application of a full valuation allowance in 2017 and 2016. With respect to the application of a valuation allowance, management considered the likelihood of realizing the future benefits associated with the Company's existing deductible temporary differences and carryforwards. As a result of this analysis, and based on the current year pre-tax loss and a cumulative loss in the prior three fiscal years, management determined that it is not more likely than not that the future benefit associated with all of the Company's existing deductible temporary differences and carryforwards will be realized. As a result, the Company maintained a valuation allowance against all of its net deferred tax assets.
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

Given the full valuation allowance, the Company did not recognize any tax benefit from operating losses generated for the period of April 13, 2017 through September 30, 2017 (Successor) or the period of January 1, 2017 through April 12, 2017 (Predecessor).

13. Business Segment Information
The Company has determined that it has two reportable segments organized based on its products and services—well servicing and fluid logistics. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

Well Servicing
At September 30, 2017, the Company's well servicing segment utilized its fleet of well servicing rigs, which was comprised of workover rigs and swabbing rigs, in addition to coiled tubing spreads and other related assets and equipment. These assets are used to provide (i) well maintenance, including remedial repairs and removal and replacement of downhole production equipment, (ii) well workovers, including significant downhole repairs, re-completions and re-perforations, (iii) completion and swabbing activities, (iv) plugging and abandonment services, and (v) pressure testing of oil and natural gas production tubing and scanning tubing for pitting and wall thickness using tubing testing units.
Fluid Logistics
The fluid logistics segment utilizes the Company's fleet of owned fluid transport trucks and related assets, including other heavy trucks, high pressure pump and tank trucks, frac tanks, salt water disposal wells and facilities, and related equipment. These assets are used to transport, store and dispose of a variety of drilling and produced fluids used in and generated by oil and natural gas production activities. These services are required in most workover and completion projects and are routinely used in the daily operation of producing wells.
The following tables set forth certain financial information with respect to the Company’s reportable segments for the period April 13, 2017 through September 30, 2017 (Successor), the period January 1, 2017 through April 12, 2017 (Predecessor) and the three and nine months ended September 30, 2016 (Predecessor) (in thousands):

	Successor						Predecessor
	Three months ended September 30, 2017			April 13, 2017 through September 30. 2017			January 1, 2017 through April 12, 2017
	Well Servicing	Fluid Logistics	Total	Well Servicing	Fluid Logistics	Total	Well Servicing	Fluid Logistics	Total
Operating revenues	$23,513	$10,782	$34,295	$41,652	$20,493	$62,145	$19,554	$11,211	$30,765
Direct operating costs	16,883	10,371	27,254	30,698	19,425	50,123	15,952	11,207	27,159
Segment operating profit	$6,630	$411	$7,041	$10,954	$1,068	$12,022	$3,602	$4	$3,606
Depreciation and amortization	$3,604	$3,530	$7,134	$6,441	$6,374	$12,815	$6,927	$6,674	$13,601
Capital expenditures (1)	$7,140	$1,341	$8,481	$8,054	$1,795	$9,849	$286	$114	$400
Total assets	$113,847	$69,141	$182,988	$113,847	$69,141	$182,988	$607,638	$434,371	$1,042,009
Long-lived assets	$70,944	$47,169	$118,113	$70,944	$47,169	$118,113	$135,942	$84,384	$220,326

Predecessor	Three months ended September 30, 2016			Nine months ended September 30, 2016
	Well Servicing	Fluid Logistics	Total	Well Servicing	Fluid Logistics	Total
Operating revenues	$17,739	$10,118	$27,857	$53,248	$34,951	$88,199
Direct operating costs	14,685	9,678	24,363	47,074	33,770	80,844
Segment operating profit	$3,054	$440	$3,494	$6,174	$1,181	$7,355
Depreciation and amortization	$6,221	$6,280	$12,501	$19,824	$19,836	$39,660
Impairment of assets	$—	$—	$—	$—	$14,512	$14,512
Capital expenditures (1)	$1,894	$329	$2,223	$2,807	$4,203	$7,010
Total assets	$610,492	$438,331	$1,048,823	$610,492	$438,331	$1,048,823
Long-lived assets	$147,479	$96,835	$244,314	$147,479	$96,835	$244,314

(1) Capital expenditures listed above include all cash and non-cash additions to property and equipment, including capital leases and fixed assets recorded in accounts payable at period end.

	Successor		Predecessor
	Three months ended September 30, 2017	April 13, 2017 through September 30. 2017	January 1 through April 12, 2017
Reconciliation of the Company's Operating Income (Loss) As Reported:	(in thousands)
Segment operating profits	$7,041	$12,022	$3,606
General and administrative expense	6,458	9,588	5,012
Depreciation and amortization	7,134	12,815	13,601
Operating loss	(6,551)	(10,381)	(15,007)
Other expense, net	(2,165)	(4,056)	(2,241)
Reorganization items, net	—	(1,299)	44,503
Pre-tax income (loss)	$(8,716)	$(15,736)	$27,255

		Predecessor
		Three months ended September 30, 2016	Nine months ended September 30, 2016
Reconciliation of the Company's Operating Loss As Reported:		(in thousands)
Segment operating profits		$3,494	$7,355
General and administrative expense		4,182	15,307
Depreciation and amortization		12,501	39,660
Impairment of assets		—	14,512
Restructuring Costs		3,084	3,435
Operating loss		(16,273)	(65,559)
Other expense, net		(6,938)	(20,767)
Pre-tax loss		$(23,211)	$(86,326)

	Successor	Predecessor
	September 30, 2017	December 31, 2016
Reconciliation of the Company's Assets As Reported:	(in thousands)
Total reportable segments	$182,988	$1,045,753
Elimination of internal transactions	(114,683)	(1,935,640)
Parent	133,818	1,202,768
Total assets	$202,123	$312,881

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
Overview
Forbes Energy Services Ltd., or FES Ltd., is an independent oilfield services contractor that provides a wide range of well site services to oil and natural gas drilling and producing companies to help develop and enhance the production of oil and natural gas. These services include fluid hauling, fluid disposal, well maintenance, completion services, workovers and re-completions and plugging and abandonment. Our operations are concentrated in the major onshore oil and natural gas producing regions of Texas, plus one location in Pennsylvania. We believe that our broad range of services, which extends from initial drilling, through production, to eventual abandonment, is fundamental to establishing and maintaining the flow of oil and natural gas throughout the life cycle of our customers’ wells. Our headquarters and executive offices are located at 3000 South Business Highway 281, Alice, Texas 78332. We can be reached by phone at (361) 664-0549.
As used in this Quarterly Report on Form 10-Q, the “Company,” “we,” and “our” mean FES Ltd. and its subsidiaries, except as otherwise indicated.
As discussed in Note 1 to the condensed consolidated financial statements as of and for the periods ended September 30, 2017, we applied fresh start accounting upon emergence from bankruptcy on the Effective Date which resulted in the Company becoming a new entity for financial reporting purposes. The effects of the Plan and the application of fresh start accounting are reflected in our condensed consolidated financial statements from and after April 13, 2017 (Successor) and the adjustments related thereto were recorded in our condensed consolidated statements of operations as reorganization items for the period April 1, 2017 to April 12, 2017 (Predecessor). References to the "Successor" pertain to the Company from and after the Effective Date. References to "Predecessor" pertain to the Company prior to the Effective Date.
We provide a wide range of services to a diverse group of companies. During the three months ended September 30, 2017 and the nine month period January 1, 2017 through April 12, 2017 (Predecessor) and April 13, 2017 through September 30, 2017 (Successor), we provided services to 334 companies. John E. Crisp and our senior management team, have cultivated deep and ongoing relationships with these customers during their combine experience of over 40 years in the oilfield services industry. During the period April 13, 2017 through September 30, 2017 (Successor) and the period January 1, 2017 through April 12, 2017 (Predecessor), we generated consolidated revenues of approximately $62.1 million and $30.8 million . respectively.
We conduct our operations through the following two business segments:

•
Well Servicing. Our well servicing segment comprised 67.0% and 63.6% of consolidated revenues for the period April 13, 2017 through September 30, 2017 (Successor) and the period January 1, 2017 through April 12, 2017 (Predecessor), respectively. At September 30, 2017, our well servicing segment utilized our fleet of 168 well servicing rigs, which was comprised of 154 workover rigs and 14 swabbing rigs, as well as 6 coiled tubing spreads and other related assets and equipment. These assets are used to provide (i) well maintenance, including remedial repairs and removal and replacement of downhole production equipment, (ii) well workovers, including significant downhole repairs, re-completions and re-perforations, (iii) completion and swabbing activities, (iv) plugging and abandonment services, and (v) pressure testing of oil and natural gas production tubing and scanning tubing for pitting and wall thickness using tubing testing units.

•
Fluid Logistics. Our fluid logistics segment comprised 33.0% and 36.4% of consolidated revenues for the period April 13, 2017 through September 30, 2017 (Successor) and the period January 1, 2017 through April 12, 2017 (Predecessor), respectively. Our fluid logistics segment utilized our fleet of 261 fluid transport trucks and related assets, including 110 specialized vacuum, high-pressure pump and tank trucks, hot oil trucks; 2,866 frac tanks and fluid mixing tanks; 16 salt water disposal wells and facilities, and related equipment. These assets are used to provide, transport, store, and dispose of a variety of drilling and produced fluids used in, and generated by, oil and natural gas production. These services are required in most workover and completion projects and are routinely used in daily operations of producing wells.

We believe that our two business segments are complementary and create synergies in terms of selling opportunities. Our multiple lines of service are designed to capitalize on our existing customer base to grow it within existing markets, generate more business from existing customers, and increase our operating performance. By offering our customers the ability to reduce the number of vendors they use, we believe that we help improve our customers’ efficiency. This is demonstrated by the fact that 65.0% , 68.0% and 68.1% of our revenues for the three months ended September 30, 2017 (Successor), the period April 13, 2017 through September 30, 2017 (Successor) and the period January 1, 2017 through April 12, 2017 (Predecessor), respectively, were from customers that utilized services of both of our business segments. Further, by having multiple service offerings that span the life cycle of the well, we believe that we have a competitive advantage over smaller competitors offering more limited services.

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

Factors Affecting Results of Operations

Market Conditions

The oil and natural gas industry has experienced a significant decline in oil exploration and production activity that began in the fourth quarter of 2014 and continued through 2016 and into the first few months of 2017. The price of West Texas Intermediate, or WTI, oil fell from a price of $106 per barrel as of June 30, 2014 to a low of approximately $26 per barrel on February 11, 2016. Since then, the price of WTI oil, according to Bloomberg, has experienced a modest recovery and settled into a trading range of roughly $44 to $52 per barrel during the third quarter of 2017. On September 30, 2017, the price of WTI oil closed at approximately $52 per barrel. In response to this decrease in WTI oil prices, exploration and production companies decreased the number of U.S. drilling rigs from a peak high of 1,873 operating as of June 30, 2014, to 940 as of September 30, 2017, a decrease of 50%. During 2017, we have begun to see an upward trend in Texas oil rig counts from an average low of 336 in January 2017 to an average of 453 in September 2017.

Below are three charts that provide total U.S. rig counts, total Texas rig counts and WTI oil price trends for the twelve months ended September 30, 2017 and 2016.

Source: Rig counts are per Baker Hughes, Inc. (www.bakerhughes.com). Rig counts are the averages of the weekly rig count activity.

The declines in oil and natural gas prices and exploration activities, that began in 2014 and continued through 2016 and into the first few months of 2017, created a more challenging market for the provision of our services. In response to these market conditions, we implemented cost reduction measures and continued to analyze cost reduction opportunities while ensuring that appropriate functions and capacity were preserved allowing us to be opportunistic as market conditions improved in the third quarter of 2017. Through the first quarter of 2017, capital spending was largely limited to capital commitments incurred before the market downturn, purchases of certain, limited pieces of equipment with greater operating efficiencies to improve margins, and the purchase of certain equipment under operating leases at the end of their term. In the current quarter, we resumed maintenance capital spending in response to increased demand for our services.
The second key metric, other than volume of work, that impacts profitability is pricing. In 2015 and 2016, price concessions were granted to customers in recognition of the oil and natural gas pricing declines. Since the oil and natural gas price environment began to improve, price increases have been requested and received from customers in certain operating areas.

Oil and Natural Gas Prices
Demand for well servicing and fluid logistics services is generally a function of the willingness of oil and natural gas companies to make operating and capital expenditures to explore for, develop and produce oil and natural gas, which in turn is affected by current and anticipated levels of oil and natural gas prices. Exploration and production spending is generally categorized as either operating expenditures or capital expenditures. Activities by oil and natural gas companies designed to add oil and natural gas reserves are classified as capital expenditures, and those associated with maintaining or accelerating production, such as workover and fluid logistics services, are categorized as operating expenditures. Operating expenditures are typically more stable than capital expenditures and are less sensitive to oil and natural gas price volatility. However, during the bottom of the downturn our customers were even limiting these expenditures. In contrast, capital expenditures by oil and natural gas companies for drilling are more directly influenced by current and expected oil and natural gas prices and generally reflect the volatility of commodity prices including the precipitous decline in oil and natural gas prices that began in late 2014 with only a recent modest increase in the price of oil.

Workover Rig Rates
Our well servicing segment revenues are dependent on the prevailing market rates for workover rigs. Utilization increased through 2017, while average rates decreased compared to 2016. From time to time in 2017, when WTI oil prices were near or above $50 per barrel, we experienced the ability to implement modest price increases with select customers.

Fluid Logistics Rates

Our fluid logistics segment revenues are dependent on the prevailing market rates for fluid transport trucks and the related assets, including specialized vacuum, high-pressure pump and tank trucks, hot oil trucks, frac tanks, fluid mixing tanks and salt water disposal wells. Pricing and utilization decreased through 2016 and continued through the first quarter of 2017. During the latter part of the second quarter of 2017 we began to see improvements in both utilization and pricing.

Operating Expenses

During the third quarter of 2017, consolidated operating expenses increased when compared to the same period in 2016, consistent with increased revenues. Future earnings and cash flows will be dependent on our ability to manage our overall cost structure as well as continued efforts to maintain or increase rates to customers.

Capital Expenditures

During the third quarter of 2017, capital expenditures were primarily purchases made to replace retired equipment.

Results of Operations

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

The following tables compare our segment operating results for the three months ended September 30, 2017 (Successor), and the three months ended September 30, 2016 (Predecessor) (in thousands, except percentages). Operating expenses exclude general and administrative expenses, depreciation, and amortization.

Revenues
	Successor		Predecessor
	Three months ended September 30, 2017	% of total revenue	Three months ended September 30, 2016	% of total revenue
Well Servicing	$23,513	68.6%	$17,739	63.7%
Fluid Logistics	10,782	31.4%	10,118	36.3%
Total	$34,295		$27,857

Operating Expenses (1)
	Successor		Predecessor
	Three months ended September 30, 2017	% of segment revenue	Three months ended September 30, 2016	% of segment revenue
Well Servicing	$16,883	71.8%	$14,685	82.8%
Fluid Logistics	10,371	96.2%	9,678	95.7%
Total	$27,254		$24,363

Segment Profit (1)
	Successor		Predecessor
	Three months ended September 30, 2017	Gross margin %	Three months ended September 30, 2016	Gross margin %
Well Servicing	$6,630	28.2%	$3,054	17.2%
Fluid Logistics	411	3.8%	440	4.3%
Total	$7,041	20.5%	$3,494	12.5%
(1) Excluding general and administrative expenses and depreciation and amortization.

	September 30,
	2017 Successor	2016 Predecessor
Fluid Logistics segment:
Vacuum trucks	261	447
Other heavy trucks	110	107
Frac tanks	2,866	3,044
Salt water disposal wells (1)	16	22

(1) At September 30, 2017, 11 salt water disposal wells, included in the above well count, were subject to ground leases or other operating arrangements to third parties.
Revenues
Consolidated Revenues. Consolidated revenues during the three months ended September 30, 2017 (Successor) increased as compared to the three months ended September 30, 2016 (Predecessor) primarily due to an increase in revenues from our well servicing segment and the general industry upturn.
Well Servicing. The revenues from the well servicing segment during the three months ended September 30, 2017 (Successor) increased as compared to the three months ended September 30, 2016 (Predecessor) due to a 26.5% increase in hours worked, as well as a 10.6% increase in rates.

Fluid Logistics. Our revenues from the fluid logistics segment during the three months ended September 30, 2017 (Successor) increased as compared to the three months ended September 30, 2016 (Predecessor) due to a 6.7% increase in trucking hours.

Operating Expenses

	Successor	Predecessor
	Three months ended September 30, 2017	Three months ended September 30, 2016
Well servicing	$16,883	$14,685
Fluid logistics	10,371	9,678
General and administrative	6,458	4,182
Depreciation and amortization	7,134	12,501
Restructuring Costs	—	3,084
Total expenses	$40,846	$44,130

Consolidated Operating Expenses. Direct operating costs as a percentage of revenue decreased 8% for the three months ended September 30, 2017 (Successor) compared to the three months ended September 30, 2016 (Predecessor). The primary reason for the decrease is attributable to the well servicing segment.

Well Servicing. Direct operating costs for our well servicing segment for the three months ended September 30, 2017 (Successor) increased compared to the three months ended September 30, 2016 (Predecessor), but decreased as a percentage of well service revenue from 82.8% to 71.8% for the period ending September 30, 2017. The primary reasons for the decrease were a reduction of rental equipment leases, insurance, and consulting services when compared to the same period in 2016.
Fluid Logistics. Direct operating costs for our fluid logistics segment for the three months ended September 30, 2017 (Successor) increased compared to the same period in the prior year. Fluid logistics costs as a percentage of fluid logistics revenue were 96.2% and 95.7% for the three months September 30, 2017 (Successor) and September 30, 2016 (Predecessor), respectively. The increase in costs were driven by increases in both fuel costs and repairs and maintenance, offset in part by decreases in insurance expense.
General and Administrative Expenses. General and administrative expenses increased $2.3 million in the three months ended September 30, 2017 (Successor) compared to September 30, 2016 (Predecessor). The increase is primarily due to $1 million of share-based compensation and $1.3 million of costs related to the restructuring for additional legal and accounting fees in 2017.
Depreciation and Amortization. Depreciation and amortization expenses for the three months ended September 30, 2017 (Successor) decreased $5.4 million as compared to the same period in the prior year due to a decrease in the depreciable value of property and equipment as a result of fresh start accounting.
Restructuring Costs. Restructuring costs for the three months ended September 30, 2016 (Predecessor) were due to the pre-bankruptcy activities during the period.
Other Income (Expense)

	Successor	Predecessor
	Three months ended September 30, 2017	Three months ended September 30, 2016
Interest income	$5	$1
Interest expense	(2,170)	(6,939)
Other Income (Expense), net	$(2,165)	$(6,938)

Income tax expense (benefit)	$260	$(2)
Interest Expense. Interest expense for the three months ended September 30, 2017 (Successor) decreased as compared to the three months ended September 30, 2016 (Predecessor) primarily due to a reduction in interest expense on the Prior Senior Notes because such interest was no longer accrued after the date of Bankruptcy Petitions. Interest expense on the Successor is primarily related to the debt outstanding under the New Loan Agreement and associated amortization of deferred financing costs.
Income Taxes. We recognized income tax expense of $260 thousand for the three months ended September 30, 2017 (Successor) and income tax benefit of $2 thousand for the three months ended September 30, 2016 (Predecessor). Our effective tax rate was (3.0)% and 0.0% for the three months ended September 30, 2017 (Successor) and September 30, 2016 (Predecessor), respectively. The increase in income tax expense is primarily due to interest and penalties on uncertain tax positions recorded in the period ended September 30, 2017. We have evaluated the impact of the reorganization on our carryover tax attributes and believe we will not incur an immediate cash income tax liability as a result of emergence from bankruptcy. We will be able to fully absorb cancellation of debt income with net operating losses, or NOL, carryforwards, and as a result, our NOL carryforwards will be significantly reduced. The amount of remaining NOL carryforwards available after cancellation of debt income will be limited under Internal Revenue Code Section 382, or IRC Sec. 382, due to the change in control in connection with the reorganization. We determined that it is not more likely than not that we will realize deferred tax assets and accordingly have maintained a full valuation allowance to offset our deferred tax assets as of September 30, 2017.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

The following tables compare the operating results of our segments for the periods April 13, 2017 through September 30, 2017 (Successor), January 1, 2017 through April 12, 2017 (Predecessor) and the nine months ended September 30, 2016 (Predecessor) (in thousands, except percentages). Operating expenses exclude general and administrative expenses, depreciation and amortization and impairment.

Revenues
	Successor		Predecessor
	April 13 through September 30, 2017	% of revenue	January 1 through April 12, 2017	% of revenue	Nine months ended September 30, 2016		% of revenue
Well Servicing	$41,652	67.0%	$19,554	63.6%	$53,248		60.4%
Fluid Logistics	20,493	33.0%	11,211	36.4%	34,951		39.6%
Total	$62,145		$30,765		$88,199

Operating Expenses(1)
	Successor		Predecessor
	April 13 through September 30, 2017	% of segment revenue	January 1 through April 12, 2017	% of segment revenue	Nine months ended September 30, 2016		% of segment revenue
Well Servicing	$30,698	73.7%	$15,952	81.6%	$47,074		88.4%
Fluid Logistics	19,425	94.8%	11,207	100.0%	33,770	(2)	96.6%
Total	$50,123		$27,159		$80,844

Segment Profit (1)
	Successor		Predecessor
	April 13 through September 30, 2017	Gross margin %	January 1 through April 12, 2017	Gross margin %	Nine months ended September 30, 2016		Gross margin %
Well Servicing	$10,954	26.3%	$3,602	18.4%	$6,174		11.6%
Fluid Logistics	1,068	5.2%	4	—%	1,181	(2)	3.4%
Total	$12,022	19.3%	$3,606	11.7%	$7,355		8.3%
(1) Excluding general and administrative expenses, depreciation and amortization, and impairment of assets.
(2) Excluding impairment of assets of $14.5 million.
Revenues
Consolidated Revenues. Consolidated revenues during the periods of April 13, 2017 through September 30, 2017 (Successor) and January 1, 2017 through April 12, 2017 (Predecessor) increased as compared to the nine months ended September 30, 2016 (Predecessor) primarily due to increases in our well servicing segment, offset by a decrease in our fluids segment.
Well Servicing. Revenues from our well servicing segment during the periods of April 13, 2017 through September 30, 2017 (Successor) and January 1, 2017 through April 12, 2017 (Predecessor) increased as compared to the nine months ended September 30, 2016 (Predecessor) due to a 26.3% increase in hours, offset in part by a 9.3% decrease in our composite rate due to our work mix.

Fluid Logistics. Revenues from our fluid logistics segment during the periods of April 13, 2017 through September 30, 2017 (Successor) and January 1, 2017 through April 12, 2017 (Predecessor) decreased as compared to the nine months ended September 30, 2016 (Predecessor) was driven partially by a decrease in skim oil revenues.

Operating Expenses

	Successor	Predecessor
	April 13 through September 30, 2017	January 1 through April 12, 2017	Nine months ended September 30, 2016
Well servicing	$30,698	$15,952	$47,074
Fluid logistics	19,425	11,207	33,770
General and administrative	9,588	5,012	15,307
Depreciation and amortization	12,815	13,601	39,660
Loss on impairment of assets	—	—	14,512
Restructuring Costs	—	—	3,435
Total expenses	$72,526	$45,772	$153,758

Consolidated Operating Expenses. Direct operating expenses for the periods of April 13, 2017 through September 30, 2017 (Successor) and January 1, 2017 through April 12, 2017 (Predecessor) decreased as compared to the nine months ended September 30, 2016 (Predecessor).
Well Servicing. Direct operating costs for our well servicing segment for the periods of April 13, 2017 through September 30, 2017 (Successor) and January 1, 2017 through April 12, 2017 (Predecessor) remained consistent as compared to the nine months ended September 30, 2016 (Predecessor), but decreased as a percentage of revenue from 88.4% to 76.2%. The decrease is due in part to a decrease in lease operating expense resulting from equipment and truck operating leases reaching term, a decrease in insurance expense, as well as a decrease in bad debt expense.
Fluid Logistics. Direct operating costs for our fluid logistics segment for the periods of April 13, 2017 through September 30, 2017 (Successor) and January 1, 2017 through April 12, 2017 (Predecessor) decreased as compared to the nine months ended September 30, 2016 (Predecessor) due to a decrease in lease operating expense resulting from leases reaching term and decreases in insurance costs and property taxes. Fluid logistics costs as a percentage of fluid logistics revenue were 94.8%, 100.0% and 96.6% for the periods April 13 through September 30, 2017 (Successor), January 1 through April 12, 2017 (Predecessor) and the nine months ended September 30, 2016 (Predecessor), respectively.
General and Administrative Expenses. General and administrative expenses as a percentage of revenues were 15.4%, 16.3% and 17.4% for the period April 13, 2017 through September 30, 2017 (Successor), the period January 1, 2017 through April 12, 2017 (Predecessor), and the nine months ended September 30, 2016 (Predecessor), respectively. General and administrative expenses for the periods of April 13, 2017 through September 30, 2017 (Successor) and January 1, 2017 through April 12, 2017 (Predecessor) decreased as compared to the nine months ended September 30, 2016 (Predecessor) due to a decrease in insurance and entertainment expenses, offset in part by an increase of $1.0 million for stock-based compensation and $1.3 million related to the restructuring for additional legal and accounting services.
Depreciation and Amortization. Depreciation and amortization expenses for the period of April 13, 2017 through September 30, 2017 (Successor) and the period of January 1, 2017 through April 12, 2017 (Predecessor) decreased compared to the nine months ended September 30, 2016 (Predecessor) due to a decrease in the depreciable value of property and equipment as a result of fresh start accounting.
Restructuring Costs. Restructuring costs for the nine months ended September 30, 2016 (Predecessor) were due to the pre-bankruptcy activities during the period.

Other Income (Expense)

	Successor	Predecessor
	April 13 through September 30, 2017	January 1 through April 12, 2017	Nine months ended September 30, 2016
Interest income	$11	$13	$30
Interest expense	(4,067)	(2,254)	(20,797)
Gain (loss) on reorganization items, net	(1,299)	44,503	—
Other income (expense), net	$(5,355)	$42,262	$(20,767)

Income tax expense	$243	$27	$38
Interest Expense. Interest expense for the periods of April 13, 2017 through September 30, 2017 (Successor) and January 1, 2017 through April 12, 2017 (Predecessor) decreased as compared to the nine months ended September 30, 2016 (Predecessor) due to a reduction in interest expense on the Prior Senior Notes during the first quarter of 2017, because such interest was no longer incurred after the date of Bankruptcy Petitions discharged in the chapter 11 cases. Interest expense on the Successor is primarily related to the debt outstanding under the New Loan Agreement and associated amortization of deferred financing costs.
Reorganization items, net. Reorganization items, net was $(1.3) million for the period April 13, 2017 through September 30, 2017 (Successor) and $44.5 million for the period January 1, 2017 through April 12, 2017 (Predecessor). For the January 1, 2017 through April 12, 2017 (Predecessor) period, the $44.5 million gain was generated by the settlement of liabilities subject to compromise of $140.4 million offset by the fresh start and reorganization adjustments of $87.1 million and legal, professional fees and loan costs of $8.8 million.

Income Taxes. We recognized income tax expense of $243 thousand for the period April 13, 2017 through September 30, 2017 (Successor), $27 thousand for the period January 1, 2017 through April 12, 2017 (Predecessor) and $38 thousand for the nine months ended September 30, 2016 (Predecessor). Our effective tax rate was (1.5)% , 0.1% and 0.0% for the the period April 13, 2017 through September 30, 2017 (Successor), the period January 1, 2017 through April 12, 2017 (Predecessor), and the nine months ended September 30, 2016 (Predecessor), respectively. The increase in income tax expense is primarily due to interest and penalties on uncertain tax positions recorded in the period ended September 30, 2017. We have evaluated the impact of the reorganization on our carryover tax attributes and believe we will not incur an immediate cash income tax liability as a result of emergence from bankruptcy. We will be able to fully absorb cancellation of debt income with NOL carryforwards, and as a result, our NOL carryforwards will be significantly reduced. The amount of remaining NOL carryforwards available after the cancellation of debt income will be limited under IRC Sec. 382 due to the change in control in connection with the reorganization.

Liquidity and Capital Resources

Historically, we have funded our operations, including capital expenditures, through our cash flow from operations, the revolving credit facility under the Prior Loan Agreement, vendor financings, and cash flow from operations, the issuance of senior notes and the proceeds from our public and private equity offerings.

As of September 30, 2017 (Successor), we had $7.6 million in unrestricted cash and cash equivalents and $56.7 million in contractual debt.

Restricted cash at September 30, 2017 (Successor) and December 31, 2016 (Predecessor) is $34.1 million and $27.6 million, respectively. The components of restricted cash at September 30, 2017 primarily included $23.9 million related to the New Loan Agreement which is subject to satisfaction of certain release restrictions and $10.1 million in a cash collateral account related to letters of credit and our corporate credit card program under the New Regions Letter of Credit Facility. The release conditions set forth in the New Loan Agreement include, among other things, (i) no default or event of default under the New Loan Agreement having occurred or being continuing as of the date of the requested release of proceeds of the New Loan Agreement, or that would exist after giving effect to the release requested to be made on such date, and (ii) our unrestricted cash and cash equivalents being less than $7 million after giving pro forma effect to the requested release.

The $56.7 million in contractual debt was comprised of $51.7 million for the New Loan Agreement and $5.0 million in equipment notes. Of our total debt, $1.6 million was short-term debt outstanding, or the current portion of long-term debt, and

$51.1 million of the outstanding contractual debt was classified as long-term debt. We incurred $4.0 million and $0.4 million for capital equipment acquisitions during the period April 13, 2017 through September 30, 2017 (Successor) and the period January 1, 2017 through April 12, 2017 (Predecessor), respectively.

New Loan Agreement and Prior Loan Agreement

Forbes Energy Services LLC, or the Borrower, is the borrower under the New Loan Agreement. The Borrower’s obligations have been guaranteed by the FES Ltd. and by Texas Energy Services, LLC, C.C. Forbes, LLC and Forbes Energy International, LLC, each direct subsidiaries of the Borrower and indirect subsidiaries of FES Ltd. The New Loan Agreement provides for a term loan of $50.0 million, which was fully funded on the Effective Date. Subject to certain exceptions and permitted encumbrances, the obligations under this loan are secured by a first priority security interest in substantially all the assets of the Company other than cash collateralizing the New Regions Letters of Credit Facility. Such term loan has a stated maturity date of April 13, 2021. The proceeds of such term loan are only permitted to be used for (i) the payment on account of the Prior Senior Notes in an amount equal to $20.0 million; (ii) the payment of costs, expenses and fees incurred on or prior to the Effective Date in connection with the preparation, negotiation, execution and delivery of the New Loan Agreement and documents related thereto; and (iii) subject to satisfaction of certain release conditions set forth in the New Loan Agreement, for general operating, working capital and other general corporate purposes of the Borrower not otherwise prohibited by the terms of the New Loan Agreement. The release conditions set forth in the New Loan Agreement include, among other things, (i) no default or event of default under the New Loan Agreement having occurred or being continuing as of the date of the requested release of proceeds of the New Loan Agreement, or that would exist after giving effect to the release requested to be made on such date, and (ii) the Company’s unrestricted cash and cash equivalents being less than $7 million after giving pro forma effect to the requested release. At September 30, 2017, $23.9 million included in restricted cash was subject to these release restrictions.

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

New Regions Letters of Credit Facility

As discussed in Note 1 to the condensed consolidated financial statements as of and for the periods ended September 30, 2017, on the Effective Date, we repaid the outstanding principal balance of $15.0 million plus outstanding interest and fees under the Prior Loan Agreement, and entered into the New Regions Letters of Credit Facility to cover letters of credit and certain bank product obligations existing on the Effective Date and pursuant to which Regions may issue, upon request by the Company, letters of credit and continue to provide charge cards for use by the Company. Amounts available under the New Regions Letters of Credit Facility are subject to customary fees and are secured by a first-priority lien on, and security interest in, a cash collateral account with Regions containing cash equal to at least (i) 105% of the sum of (a) all amounts owing for any drawings under letters of credit, including any reimbursement obligations, (b) the aggregate undrawn amount of all outstanding letters of credit, (c) all sums owing to Regions or any affiliate pursuant to any letter of credit document and (d) all obligations of the Company arising thereunder, including any indemnities and obligations for reimbursement of expenses and (ii) 120% of the aggregate line of credit for charge cards issued by Regions to the Company. The fees for each letter of credit for the period from and excluding the date of issuance of such letter of credit to and including the date of expiration or termination, are equal to (x) the average daily face amount of each outstanding letter of credit multiplied by (y) a per annum rate determined by Regions from time to time in its discretion based upon such factors as Regions shall determine, including, without limitation, the credit quality and financial performance of the Company. As of the Effective Date, such rate was 3.00%. In the event we are unable to repay amounts due under the New Regions Letters of Credit Facility, Regions could proceed against such cash collateral account. Regions has no commitment under the New Regions Letters of Credit Facility to issue letters of credit.

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

Cash Flows from Operating Activities

Cash flows used in operating activities was $8.7 million, $4.3 million and $2.5 million for the period April 13, 2017 through September 30, 2017 (Successor), the period January 1, 2017 through April 12, 2017 (Predecessor) and the nine months ended September 30, 2016 (Predecessor), respectively. The increase is primarily related to increase in the receivables and pay down of accounts payable for the period April 13, 2017 through September 30, 2017 (Successor).

Cash Flows from Investing Activities

Cash flows provided by (used in) investing activities was $(3.0) million, $0.5 million and $(15.7) million for the period April 13, 2017 through September 30, 2017 (Successor), the period January 1, 2017 through April 12, 2017 (Predecessor) and the nine months ended September 30, 2016 (Predecessor), respectively. The decrease was primarily due to increase of restricted cash as of September 30, 2016 (Predecessor) offset by capital expenditures in the three months ended September 30, 2017 (Successor).

Cash Flows from Financing Activities

Cash flows provided by (used in) financing activities were $(0.7) million, $3.1 million and $(3.3) million for the period April 13, 2017 through September 30, 2017 (Successor), the period January 1, 2017 through April 12, 2017 (Predecessor) and the nine months ended September 30, 2016 (Predecessor), respectively. The increase for the period January 1, 2017 through April 12, 2017 (Predecessor), which included the impact of cash transactions occurring upon emergence from bankruptcy, was due to net proceeds from the New Loan Agreement, offset in part by repayment of the Prior Loan Agreement, payment on the Prior Senior Notes, and payment of debt issuance costs related to the New Loan Agreement.

Notwithstanding the impact of the chapter 11 cases on our liquidity, our current and future liquidity is greatly dependent upon our operating results. Our ability to continue to meet our liquidity needs is subject to and will be affected by cash utilized in operations, the economic or business environment in which we operate, weakness in oil and natural gas industry conditions, the financial condition of our customers and vendors, and other factors. Furthermore, as a result of the challenging market conditions we continue to face, we anticipate continued net cash used in operating activities after capital expenditures. We believe that our current reserves of cash and access to restricted cash under the New Loan Agreement are sufficient to finance our cash requirements for current and future operations, budgeted capital expenditures, debt service and other obligations for at least the next twelve months.

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

Contractual Obligations

The table below provides estimated timing of future payments for which we were obligated as of September 30, 2017.

Actual	Total	2017	2018-2019	2020-2021	Thereafter
	(dollars in thousands)
Term Loan (1)	$51,676	$—	$—	$51,676	$—
Capital lease obligations	5,035	464	2,555	2,016	—
Cash interest on debt	12,025	1,859	5,762	4,404	—
Paid in kind interest	22,963	—	—	22,963	—
Total	$91,699	$2,323	$8,317	$81,059	$—
(1) Term Loan includes $1.7 million of paid in kind interest, but excludes debt discount of $4.0 million.

Seasonality and Cyclical Trends

Our operations are impacted by seasonal factors. Historically, our business has been negatively impacted during the winter months due to inclement weather, fewer daylight hours, and holidays. Our well servicing rigs are mobile and we operate a significant number of oilfield vehicles. During periods of heavy snow, ice or rain, we may not be able to move our equipment between locations, thereby reducing our ability to generate rig or truck hours. In addition, the majority of our well servicing rigs work only during daylight hours. In the winter months, as daylight time becomes shorter, the amount of time that the well servicing rigs work is shortened, having a negative impact on total hours worked. Finally, we historically have experienced significant slowdown during the Thanksgiving and Christmas holiday seasons.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Security and Exchange Commission, or the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2017, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures over financial reporting were effective.

Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13-a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

There are no pending material legal proceedings, and the Company is not aware of any material threatened legal proceedings, to which the Company is a party or to which its property is subject that would have a material adverse effect on the Company's financial statements as of September 30, 2017.

Item 1A.	Risk Factors

A description of our risk factors can be found in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016, as amended.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Default Upon Senior Securities

None.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Number		Description of Exhibits

2.1	—	Debtors’ Prepackaged Joint Plan of Reorganization, dated December 21, 2016 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed December 23, 2016).
3.1	—	Certificate of Incorporation of Forbes Energy Services Ltd. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 8-A filed April 18, 2017).
3.2	—	Second Amended and Restated Bylaws of Forbes Energy Services Ltd. (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 8-A filed April 18, 2017).
4.10	—	Specimen Certificate for the Company’s common stock, $0.01 par value (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A filed April 18, 2017).
10.1	—
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

FORBES ENERGY SERVICES LTD.

November 13, 2017	By:	/s/ JOHN E. CRISP
John E. Crisp Chairman, Chief Executive Officer and President (Principal Executive Officer)

November 13, 2017	By:	/S/ L. MELVIN COOPER
L. Melvin Cooper Senior Vice President, Chief Financial Officer and Assistant Secretary (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Number		Description of Exhibits
2.1	—	Debtors’ Prepackaged Joint Plan of Reorganization, dated December 21, 2016 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed December 23, 2016).
3.1	—	Certificate of Incorporation of Forbes Energy Services Ltd. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 8-A filed April 18, 2017).
3.2	—	Second Amended and Restated Bylaws of Forbes Energy Services Ltd. (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 8-A filed April 18, 2017).
4.1	—	Specimen Certificate for the Company’s common stock, $0.01 par value (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A filed April 18, 2017).
10.1	—
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