Form 10-Q
period 2018-03-31
Forbes Energy Services Ltd.
filed 2018-05-15
CIK 1434842

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________________________
Form 10-Q
__________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    ☐  Yes    ☒  No
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court (as defined in Exchange Act Rule 12b-2).    ☒  Yes    ☐  No
The number of shares of common stock, par value $0.01 per share, of Forbes Energy Services Ltd. outstanding as of May 10, 2018 was 5,336,397.

FORBES ENERGY SERVICES LTD.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q and any oral statements made in connection with it include certain forward-looking statements within the meaning of the federal securities laws. You can generally identify forward-looking statements by the appearance in such a statement of words like “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project” or “should” or other comparable words or the negative of these words. When you consider our forward-looking statements, you should keep in mind the risk factors we describe and other cautionary statements we make in this Quarterly Report on Form 10-Q. Our forward-looking statements are only predictions based on expectations that we believe are reasonable. Our actual results could differ materially from those anticipated in, or implied by, these forward-looking statements as a result of known risks and uncertainties set forth below and elsewhere in this Quarterly Report on Form 10-Q. These factors include or relate to the following:

•	the effect of the cyclical nature of energy exploration and development activities;

•	continuing incurrence of operating losses due to such downturn;

•	oil and natural gas commodity prices;

•	market response to global demands to curtail use of oil and natural gas;

•	capital budgets and spending by the oil and natural gas industry;

•	the ability or willingness of the Organization of Petroleum Exporting Countries, or OPEC, to set and maintain production levels for oil;

•	oil and natural gas production levels by non-OPEC countries;

•	supply and demand for oilfield services and industry activity levels;

•	our ability to maintain stable pricing;

•	possible impairment of our long-lived assets;

•	potential for excess capacity;

•	competition;

•	substantial capital requirements;

•	significant operating and financial restrictions under our loan and security agreement which provides for a term loan of $50.0 million, or the New Loan Agreement;

•	technological obsolescence of operating equipment;

•	dependence on certain key employees;

•	concentration of customers;

•	substantial additional costs of compliance with reporting obligations, the Sarbanes-Oxley Act and New Loan Agreement covenants;

•	seasonality of oilfield services activity;

•	collection of accounts receivable;

•	environmental and other governmental regulation;

•	the potential disruption of business activities caused by the physical effects, if any, of climate change;

•	risks inherent in our operations;

•	ability to fully integrate future acquisitions;

•	variation from projected operating and financial data;

•	variation from budgeted and projected capital expenditures;

•	volatility of global financial markets; and

•	the other factors discussed under “Risk Factors” beginning on page 10 of the Annual Report on Form 10-K for the year ended December 31, 2017.

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

PART I—FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements

Forbes Energy Services Ltd.
Condensed Consolidated Balance Sheets (unaudited)
(in thousands, except par value amounts)

	Successor
	March 31, 2018	December 31, 2017
Assets
Current assets
Cash and cash equivalents	$7,572	$5,465
Cash - restricted	25,601	30,015
Accounts receivable - trade, net	26,623	24,341
Accounts receivable - other	207	496
Prepaid expenses and other current assets	8,926	11,212
Total current assets	68,929	71,529
Property and equipment, net	115,401	117,191
Intangible assets, net	11,572	11,852
Other assets	1,104	1,185
Total assets	$197,006	$201,757
Liabilities and Stockholders’ Equity
Current liabilities
Current portions of long-term debt	$5,097	$7,566
Accounts payable - trade	11,206	7,497
Accounts payable - related parties	1	11
Accrued interest payable	991	998
Accrued expenses	12,268	11,084
Total current liabilities	29,563	27,156
Long-term debt, net of current portion	52,447	51,288
Deferred tax liability	358	379
Total liabilities	82,368	78,823

Commitments and contingencies (Note 8)

Common stock, $0.01 par value, 40,000 shares authorized, 5,336 shares issued and outstanding at March 31, 2018 and December 31, 2017	53	53
Additional paid-in capital	149,117	148,866
Accumulated deficit	(34,532)	(25,985)
Total stockholders’ equity	114,638	122,934
Total liabilities and stockholders’ equity	$197,006	$201,757
The accompanying notes are an integral part of these condensed consolidated financial statements.

Forbes Energy Services Ltd.
Condensed Consolidated Statements of Operations (unaudited)
(in thousands, except per share amounts)

	Successor	Predecessor
	Three Months Ended	Three Months Ended
	March 31, 2018	March 31, 2017
Revenues
Well servicing	$22,857	$17,105
Fluid logistics	12,735	9,942
Total revenues	35,592	27,047
Expenses
Well servicing	19,017	14,140
Fluid logistics	10,689	9,948
General and administrative	4,888	4,512
Depreciation and amortization	7,163	12,068
Total expenses	41,757	40,668
Operating loss	(6,165)	(13,621)
Other income (expense)
Interest income	2	13
Interest expense (excludes contractual interest of $4.7 million on Prior Senior Notes subject to compromise for the period January 22, 2017 through March 31, 2017)	(2,367)	(2,214)
Loss on reorganization items, net	—	(6,587)
Pre-tax loss	(8,530)	(22,409)
Income tax expense	17	31
Net loss	(8,547)	(22,440)
Preferred stock dividends	—	(46)
Net loss attributable to common stockholders	$(8,547)	$(22,486)
Loss per share of common stock
Basic and diluted loss per share	$(1.60)	$(1.01)
Weighted average number of shares outstanding
Basic and diluted	5,336	22,215
The accompanying notes are an integral part of these condensed consolidated financial statements.

Forbes Energy Services Ltd.
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Successor	Predecessor
	Three months ended March 31, 2018	Three months ended March 31, 2017

Cash flows from operating activities:
Net loss	$(8,547)	$(22,440)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	7,163	12,068
Share-based compensation	250	—
Reorganization items (non-cash)	—	2,104
Deferred tax benefit	(21)	(44)
Gain on disposal of assets	(20)	(700)
Bad debt expense	100	175
Amortization of debt discount	196	234
Interest paid in kind	924	—
Changes in operating assets and liabilities:
Accounts receivable	(2,093)	(477)
Prepaid expenses and other assets	(135)	(71)
Accounts payable - trade	1,296	3,519
Accounts payable - related parties	(10)	(18)
Accrued expenses	1,171	1,122
Accrued interest payable	(7)	1,546
Net cash provided by (used in) operating activities	267	(2,982)
Cash flows from investing activities:
Proceeds from sale of property and equipment	300	979
Purchases of property and equipment	(2,363)	(377)
Net cash provided by (used in) investing activities	(2,063)	602
Cash flows from financing activities:
Payments for capital leases	(511)	(394)
Net cash used in financing activities	(511)	(394)
Net decrease in cash, cash equivalents, and cash - restricted	(2,307)	(2,774)
Cash, cash equivalents, and cash - restricted:
Beginning of period	35,480	48,000
End of period	$33,173	$45,226
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

2. Basis of Presentation

Fresh Start Accounting

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
Upon emergence from bankruptcy on the Effective Date, the Company qualified for and adopted fresh start accounting in accordance with the provisions of ASC 852 as (i) the holders of FES Ltd.’s prior common stock, par value $0.04 per share, or the Old Common Stock, received none of the new class of common stock, par value $0.01 per share, or the New Common Stock, issued upon the Debtors' emergence from bankruptcy and (ii) the reorganization value of the Company's assets immediately prior to confirmation of the Plan was less than the post-petition liabilities and allowed claims. The effects of the Plan and the application of fresh start accounting are reflected in the Company's condensed consolidated financial statements from and after April 13, 2017. References to the "Successor" pertain to the Company from and after the Effective Date. References to "Predecessor" pertain to the Company prior to the Effective Date.
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

Interim Financial Information
The unaudited condensed consolidated financial statements of the Company are prepared in conformity with accounting principles generally accepted in the United States of America, or GAAP, for interim financial reporting. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Therefore, these condensed consolidated financial statements should be read along with the annual audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017. All significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, all adjustments which are of normal recurring natures considered necessary for a fair representation have been made in the accompanying unaudited financial statements.

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

Cash - Restricted
Restricted cash at March 31, 2018 (Successor) and December 31, 2017 (Successor) was $25.6 million and $30.0 million, respectively. The components of restricted cash at March 31, 2018 (Successor) included $16.9 million related to the loan and security agreement which provides for a term loan of $50.0 million, or the New Loan Agreement, which is subject to satisfaction of certain release restrictions and $8.7 million in a cash collateral account related to letters of credit and the Company's corporate credit card program under a new letter of credit facility entered into with Regions, or the New Regions Letter of Credit Facility. The release conditions set forth in the New Loan Agreement include, among other things, (i) no default or event of default under the New Loan Agreement having occurred or being continuing as of the date of the requested release of proceeds of the New Loan Agreement, or that would exist after giving effect to the release requested to be made on such date, and (ii) the Company’s unrestricted cash and cash equivalents being less than $7.0 million after giving pro forma effect to the requested release.

Revenue Recognition
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)," or ASU 2014-09, which provides guidance for revenue recognition and which supersedes nearly all existing revenue recognition guidance under ASU 2014-09 and created ASC 606. This ASU provides guidance that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. On January 1, 2018, the Company adopted ASC 606 on a modified retrospective basis for all contracts. As a result of the Company's adoption, there were no changes to the timing of the revenue recognition or measurement of revenue, and there was no cumulative effect of adoption as of January 1, 2018. Therefore, the only changes to the financial statements related to the adoption are in the footnote disclosures as included here-in.
Revenue is measured as consideration specified in a contract with a customer and excludes any sales incentives and amounts collected on behalf of third parties. The Company recognizes revenue when it satisfies a performance obligation by providing service to a customer. Amounts are billed upon completion of service and are generally due within 30 days.
The Company has its principal revenue generating activities organized into two service lines, well servicing and fluid logistics. The Company's well servicing line consists primarily of maintenance, workover, completion, plugging and abandonment, and tubing testing services. The Company's fluid logistics line provides supporting services to the well servicing line as well as direct sales to customers for fluid management and movement. The Company generally establishes a master services agreement with each customer and provides associated services on a work order basis in increments of days, by the hour for services performed or on occasion, bid/turnkey pricing. Services provided under the well servicing and the fluid logistics segments are short in duration and generally completed within 30 days.

The majority of the Company’s contracts with customers in both the well servicing and fluid logistics segments are short-term in nature and are recognized as “over-time” performance obligations as the services are performed. The Company applies the “as-invoiced” practical expedient as the amount of consideration the Company has a right to invoice corresponds directly with the value of the Company’s performance to date. Because of the short-term nature of the Company’s services, which generally last a few hours to multiple days, the Company does not have any contracts with a duration longer than one year that require disclosure. The Company has no material contract assets or liabilities.

The Company does not have any revenue expected to be recognized in the future related to remaining performance obligations or contracts with a variable consideration related to undelivered performance obligations. There was no revenue recognized in the current period from performance obligations satisfied in previous periods. The Company's significant judgments made in connection with the adoption of ASC 606 included the determination of when the Company satisfies its performance obligation to customers and the applicability of the as invoiced practical expedient.
The following tables show revenue disaggregated by primary geographical markets and major service lines for the three months ended March 31, 2018 (Successor) and March 31, 2017 (Predecessor).

Successor	Three months ended March 31, 2018
	Well Servicing	Fluid Logistics	Total
Primary Geographical Markets	(in thousands)
South Texas	$19,553	$8,884	$28,437
East Texas (1)	370	348	718
Central Texas	2,922	1,636	4,558
West Texas	12	1,867	1,879
Total	$22,857	$12,735	$35,592

Predecessor	Three months ended March 31, 2017
	Well Servicing	Fluid Logistics	Total
Primary Geographical Markets	(in thousands)
South Texas	$12,818	$5,219	$18,037
East Texas (1)	765	828	1,593
Central Texas	—	1,421	1,421
West Texas	3,522	2,474	5,996
Total	$17,105	$9,942	$27,047

(1) Includes revenues from the Company's operations in Pennsylvania.

3. Risk and Uncertainties
As an independent oilfield services contractor that provides a broad range of drilling-related and production-related services to oil and natural gas companies, primarily onshore in Texas, the Company's revenue, profitability, cash flows and future rate of growth are substantially dependent on its ability to (1) maintain adequate equipment utilization, (2) maintain adequate pricing for the services it provides, and (3) maintain a trained workforce. Failure to do so could adversely affect the Company's financial position, results of operations, and cash flows.

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

4. Property and Equipment
Property and equipment consisted of the following:

		Successor
	Estimated Life in Years	March 31, 2018	December 31, 2017
		(in thousands)
Well servicing equipment	9-15 years	$84,333	$80,899
Autos and trucks	5-10 years	44,248	42,831
Disposal wells	5-15 years	3,952	3,977
Building and improvements	5-30 years	5,519	5,474
Furniture and fixtures	3-15 years	2,054	1,950
Land		868	868
		140,974	135,999
Accumulated depreciation		(25,573)	(18,808)
		$115,401	$117,191
Depreciation expense was $6.9 million and $12.0 million for the three months ended March 31, 2018 (Successor), and 2017 (Predecessor), respectively.

5. Intangible Assets
The Company's major class of intangible assets subject to amortization consists of trade names. The Company expenses costs associated with extensions or renewals of intangible assets. There were no such extensions or renewals in each of the three months ended March 31, 2018 (Successor) and 2017 (Predecessor). Amortization expense is calculated using the straight-line method over the period indicated. Amortization expense for the three months ended March 31, 2018 (Successor) and March 31, 2017 (Predecessor) was $0.3 million and $0.1 million, respectively.

The following sets forth the identified intangible assets by major asset class:

	Useful Life (years)	Gross Carrying Value	Accumulated Amortization	Net Book Value
		(in thousands)
As of March 31, 2018 (Successor)
Customer relationships	15	$8,678	$(560)	$8,118
Trade names	15	2,472	(159)	2,313
Covenants not to compete	4	1,505	(364)	1,141
		$12,655	$(1,083)	$11,572

	Useful Life (years)	Gross Carrying Value	Accumulated Amortization	Net Book Value
		(in thousands)
As of December 31, 2017 (Successor)
Customer relationships	15	$8,678	$(415)	$8,263
Trade names	15	2,472	(118)	2,354
Covenants not to compete	4	1,505	(270)	1,235
		$12,655	$(803)	$11,852

6. Long-Term Debt

Long-term debt at March 31, 2018 and December 31, 2017 consisted of the following (in thousands):

	Successor
	March 31, 2018	December 31, 2017
	(in thousands)
Third party equipment notes and capital leases	$5,898	$5,822
Insurance notes	3,380	5,882
New Loan Agreement, including $2.6 million and $1.7 million of accrued interest paid in kind and net of debt discount of $4.3 million and $4.5 million as of March 31, 2018 and December 31, 2017, respectively	48,266	47,150
Total debt	57,544	58,854
Less: Current portion	(5,097)	(7,566)
Total long-term debt	$52,447	$51,288

New Loan Agreement
On the Effective Date, the Company entered into the New Loan Agreement. Forbes Energy Services LLC, or the Borrower, is the borrower under the New Loan Agreement. The Borrower’s obligations have been guaranteed by FES Ltd. and by Texas Energy Services, LLC, C.C. Forbes, LLC and Forbes Energy International, LLC, each direct subsidiaries of the Borrower and indirect subsidiaries of FES Ltd. The New Loan Agreement provides for a term loan of $50.0 million, which was fully funded on the Effective Date. Subject to certain exceptions and permitted encumbrances, the obligations under this loan are secured by a first priority security interest in substantially all the assets of the Company other than cash collateralizing the New Regions Letters of Credit Facility. Such term loan has a stated maturity date of April 13, 2021. The proceeds of such term loan are only permitted to be used for (i) the payment on account of the Prior Senior Notes in an amount equal to $20.0 million; (ii) the payment of costs, expenses and fees incurred on or prior to the Effective Date in connection with the preparation, negotiation, execution and delivery of the New Loan Agreement and documents related thereto; and (iii) subject to satisfaction of certain release conditions set forth in the New Loan Agreement, for general operating, working capital and other general corporate purposes of the Borrower not otherwise prohibited by the terms of the New Loan Agreement. The release conditions set forth in the New Loan Agreement include, among other things, (i) no default or event of default under the New Loan Agreement having occurred or being continuing as of the date of the requested release of proceeds of the New Loan Agreement, or that would exist after giving effect to the release requested to be made on such date, and (ii) the Company’s unrestricted cash and cash equivalents being less than $7.0 million after giving pro forma effect to the requested release. At March 31, 2018, $16.9 million included in restricted cash was subject to these release restrictions.

Borrowings under this term loan bear interest at a rate equal to five percent (5%) per annum payable quarterly in cash, or the Cash Interest Rate, plus (ii) an initial rate for paid in kind interest of seven percent (7%) commencing April 13, 2017 to be capitalized and added to the principal amount of the term loan on the first day of each quarter or, at the election of the Borrower, paid in cash. The paid in kind interest increases by two percent (2%) twelve months after the Effective Date and every twelve months thereafter until maturity. Upon and after the occurrence of an event of default, the Cash Interest Rate will increase by two percentage points per annum. At March 31, 2018, the applicable interest rate was 12% per annum.

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

New Regions Letters of Credit Facility
On the Effective Date the Company entered into the New Regions Letters of Credit Facility pursuant to which Regions may issue, upon request by the Company, letters of credit and continue to provide charge cards for use by the Company. Amounts available under the New Regions Letters of Credit Facility are subject to customary fees and are secured by a first-priority lien on, and security interest in, a cash collateral account with Regions containing cash equal to at least (i) 105% of the sum of (a) all amounts owing for any drawings under letters of credit, including any reimbursement obligations, (b) the aggregate undrawn amount of all outstanding letters of credit, (c) all sums owing to Regions or any affiliate pursuant to any letter of credit document and (d) all obligations of the Company arising thereunder, including any indemnities and obligations for reimbursement of expenses and (ii) 120% of the aggregate line of credit for charge cards issued by Regions to the Company. The fees for each letter of credit for the period from and excluding the date of issuance of such letter of credit to and including the date of expiration or termination, are equal to (x) the average daily face amount of each outstanding letter of credit multiplied by (y) a per annum rate determined by Regions from time to time in its discretion based upon such factors as Regions shall determine, including, without limitation, the credit quality and financial performance of the Company. As of March 31, 2018, such rate was 3.00%. In the event the Company is unable to repay amounts due under the New Regions Letters of Credit Facility, Regions could proceed against such cash collateral account. Regions has no commitment under the New Regions Letters of Credit Facility to issue letters of credit. At March 31, 2018, the facility had $8.6 million in letters of credit outstanding.

Capital Leases
The Company financed the purchase of certain vehicles and equipment through commercial loans and capital leases with aggregate principal amounts outstanding as of March 31, 2018 (Successor) and December 31, 2017 (Successor) of approximately $5.9 million and $5.8 million, respectively. These loans are repayable in a range of 42 to 48 monthly installments with the maturity dates ranging from April 2018 to February 2022. Interest accrues at rates ranging from 3.4% to 4.9% and is payable monthly. The loans are collateralized by equipment purchased with the proceeds of such loans. The Company paid total principal payments of approximately $0.5 million during the three months ended March 31, 2018 (Successor), and $0.4 million during the three months ended March 31, 2017 (Predecessor).

Following are required principal payments due on capital leases existing as of March 31, 2018:

	April - December 2018	2019	2020	2021	2022 and thereafter
	(in thousands)
Capital lease principal payments	$1,313	$1,644	$1,713	$1,197	$31

Management has historically acquired all light duty trucks (pickup trucks) through capital leases and may use capital leases or cash to purchase equipment held under operating leases that have reached the end of the lease term. See Note 8 - Commitments and Contingencies.
Insurance Notes
During October of 2017, the Company entered into an insurance promissory note for the payment of insurance premiums at an interest rate of 2.9% with an aggregate principal amount outstanding as of March 31, 2018 (Successor) and December 31, 2017 (Successor), of approximately $3.4 million and $5.9 million, respectively.

7. Fair Value Measurements
Fair value is defined as the amount that would be received for the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.
Financial Assets and Liabilities
The carrying amounts of cash and cash equivalents, accounts receivable-trade, accounts receivable-other, accounts payable-trade, and insurance notes, approximate fair value because of the short maturity of these instruments. The fair values of third party notes and equipment notes approximate their carrying values, based on current market rates at which the Company could borrow funds with similar maturities (Level 2 in the fair value hierarchy). The fair values of the New Loan Agreement as of the respective dates are set forth below:

	March 31, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Successor	(in thousands)
New Loan Agreement	$48,266	$50,719	$47,150	$55,550

8. Commitments and Contingencies

Concentrations of Credit Risk

FDIC insurance coverage is currently $250,000 per depositor at each financial institution, and the Company's non-interest bearing cash balances typically exceed federally insured limits. The Company restricts investment of temporary cash investments to financial institutions with high credit standings.

The Company's customer base consists primarily of multi-national and independent oil and natural gas producers. The Company does not require collateral on its trade receivables. For the three months ended March 31, 2018 (Successor), the Company's largest customer, five largest customers, and ten largest customers constituted 15.2%, 48.6% and 60.9% of consolidated revenues, respectively. For the three months ended March 31, 2018 (Successor), two customers constituted 15.2% and 14.8% of consolidated revenues, respectively. The loss of any one of the Company's top five customers would have a materially adverse effect on the revenues and profits of the Company. Further, the Company's trade accounts receivable are from companies within the oil and natural gas industry and as such the Company is exposed to normal industry credit risks. As of March 31, 2018, the Company's largest customer, five largest customers, and ten largest customers constituted 24.7%, 48.5% and 62.9% of accounts receivable, respectively.

Litigation

From time to time, the Company is subject to various claims and legal actions that arise in the ordinary course of business. There are no pending material legal proceedings, and the Company is not aware of any material threatened legal proceedings, to which the Company is a party or to which its property is subject that would have a material adverse effect on the Company's financial statements as of March 31, 2018. It is reasonably possible that cases could be resolved and result in liabilities that exceed the amounts currently reserved.

Self-Insurance

The Company is self-insured under its Employee Group Medical Plan for the first $150,000 per individual. The Company is self-insured with a retention for the first $250,000 in general liability. The Company has an additional premium payable clause under its lead $10 million limit excess policy that states in the event losses exceed $1 million, a loss additional premium of up to 15% of paid losses in excess of $1 million will be due. The loss additional premium is payable at the time when the loss is paid and will be payable over a period agreed by insurers. The Company has accrued liabilities totaling $6.3 million and $7.2 million as of March 31, 2018 (Successor) and December 31, 2017 (Successor), respectively, for the projected additional premium and self-insured portion of these insurance claims as of the financial statement dates. This accrual includes claims made as well as an estimate for claims incurred but not reported as of the financial statement dates.

Other

The Company is currently undergoing sales and use tax audits for multi-year periods. The Company believes the outcome of these audits will not have a material adverse effect on its results of operations or financial position. Because certain of these audits are in a preliminary stage, an estimate of the possible loss or range of loss cannot reasonably be made.

Off-Balance Sheet Arrangements
The Company is often party to certain transactions that constitute off-balance sheet arrangements such as performance bonds, guarantees, operating leases for equipment, and bank guarantees that are not reflected in the Company's condensed consolidated balance sheets. These arrangements are made in the Company's normal course of business and they are not reasonably likely to have a current or future material adverse effect on its financial condition, results of operations, liquidity, or cash flows. The Company's off-balance sheet arrangements include $8.6 million in letters of credit and operating leases for equipment.

9. Share-Based Compensation

On the Effective Date, all prior equity interests (which included the Old Common Stock, FES Ltd.’s prior preferred stock, awards under the prior compensation plans and the preferred stock purchase rights under the Rights Agreement) in FES Ltd. were extinguished without recovery.

Management Incentive Plan
On the Effective Date, pursuant to the operation of the Plan, the Management Incentive Plan became effective.

A summary of the Company's share-based compensation expense during the periods presented are as follows (dollar amounts in thousands):

	Successor	Predecessor
	Three months ended March 31, 2018	Three months ended March 31, 2017
Share based compensation expense recognized	$250	$—
Unrecognized compensation cost	$3,414	$—
Remaining weighted-average service period (years)	3.41	—

During the year ended December 31, 2017, the Company granted 450,000 restricted stock units to officers and employees subject to the Management Incentive Plan. Below is a summary of the unvested restricted stock units awarded.

	Number of Shares	Weighted Average Fair Value
Unvested as of December 31, 2017 (Successor)	363,300	$11.00
Granted	—	$—
Vested	—	$—
Forfeited	—	$—
Unvested as of March 31, 2018 (Successor)	363,300	$11.00

10. Related Party Transactions
During the three months ended March 31, 2018 (Successor) and 2017 (Predecessor), the Company incurred $266,000 and $330,000, respectively, in related party expenses, primarily related to leases and rents. There was no related party revenue for the three months ended March 31, 2018 (Successor). Related party revenue for the three months ended March 31, 2017 (Predecessor) was $1,000. From time to time, vendors of the Company factor their receivables from the Company with a related party. For the three months ended March 31, 2017 (Predecessor), the Company made payments of $73,000 for receivables factored to a related party. The nature of these transactions do not result in recording in the Company’s financial records any revenue, any expense or any receivable and does not result in any payable distinct in amount from the amount payable to such vendors as originally incurred. There were no such payments made during the three months ended March 31, 2018 (Successor).

As of March 31, 2018 (Successor), related party payables amounted to $1,000 and there were no related party accounts receivable. As of December 31, 2017 (Successor), related party accounts payable were $11,000 and there were no related party or accounts receivable.
In addition to such related party transactions above, Lawrence “Larry” First, a director of FES Ltd., serves as the Chief Investment Officer and Managing Director of Ascribe Capital LLC, or Ascribe, and Brett G. Wyard, also a director of FES Ltd., serves as a Managing Partner of Solace Capital Partners, or Solace. Ascribe and/or one or more of its affiliates own approximately 24.1% of the outstanding New Common Stock as of May 10, 2018, and is owed approximately $13.2 million of the aggregate principal amount of the New Loan Agreement. Solace and/or one of its affiliates own approximately 17.8% of the outstanding New Common Stock as of May 10, 2018, and is owed approximately $11.9 million of the aggregate principal amount of the term loan covered by the New Loan Agreement. Moreover, an affiliate of Solace and affiliates of Ascribe are parties to certain registration rights agreement dated as of the Effective Date by and among the Company and certain stockholders of the Company.

11. Earnings per Share
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
The following table sets forth the computation of basic and diluted loss per share:

	Successor	Predecessor
	Three months ended March 31, 2018	Three months ended March 31, 2017
	(in thousands, except per share amounts)	(in thousands, except per share amounts)
Basic and diluted:
Net loss	$(8,547)	$(22,440)
Preferred stock dividends and accretion	—	(46)
Net loss attributable to common stockholders	$(8,547)	$(22,486)
Weighted-average common shares	5,336	22,215
Basic and diluted net loss per share	$(1.60)	$(1.01)

There were 363,300 unvested restricted stock units that were not included in the calculation of diluted EPS for the three months ended March 31, 2018 (Successor) because their effect would have been antidilutive. There were 602,625 stock options and 5,292,531 shares of Old Common Stock equivalents underlying the Prior Preferred Stock that were not included in the calculation of diluted EPS for the three months ended March 31, 2017 (Predecessor) because their effect would have been antidilutive.

12. Business Segment Information
The Company has determined that it has two reportable segments organized based on its products and services—well servicing and fluid logistics.

Well Servicing
At March 31, 2018, the Company's well servicing segment utilized its fleet of 168 well servicing rigs, which was comprised of 154 workover rigs and 14 swabbing rigs, in addition to six coiled tubing spreads and other related assets and equipment. These assets are used to provide (i) well maintenance, including remedial repairs and removal and replacement of downhole production equipment, (ii) well workovers, including significant downhole repairs, re-completions and re-perforations, (iii) completion and swabbing activities, (iv) plugging and abandonment services, and (v) pressure testing of oil and natural gas production tubing and scanning tubing for pitting and wall thickness using tubing testing units.
Fluid Logistics
The fluid logistics segment utilizes the Company's fleet of 258 owned or leased fluid transport trucks and related assets, 109 other heavy trucks including specialized vacuum, high pressure pump and tank trucks, 2,868 frac tanks, 15 salt water disposal wells and facilities, and related equipment. These assets are used to transport, store and dispose of a variety of drilling and produced fluids used in and generated by oil and natural gas production activities. These services are required in most workover and completion projects and are routinely used in the daily operation of producing wells.

The following tables set forth certain financial information with respect to the Company’s reportable segments for the three months ended March 31, 2018 (Successor), and the three months ended March 31, 2017 (Predecessor):

	Successor			Predecessor
	Three months ended March 31, 2018			Three months ended March 31, 2017
	(in thousands)			(in thousands)
	Well Servicing	Fluid Logistics	Total	Well Servicing	Fluid Logistics	Total
Operating revenues	$22,857	$12,735	$35,592	$17,105	$9,942	$27,047
Direct operating costs	19,017	10,689	29,706	14,140	9,948	24,088
Segment operating profit (loss)	$3,840	$2,046	$5,886	$2,965	$(6)	$2,959
Depreciation and amortization	$3,732	$3,431	$7,163	$6,169	$5,899	$12,068
Capital expenditures (1)	$955	4,377	$5,332	$274	$103	$377
Total assets	$146,825	$80,456	$227,281	$615,696	$434,304	$1,050,000
Long-lived assets	$83,615	$43,358	$126,973	$136,435	$85,103	$221,538

(1) Capital expenditures listed above include all cash and non-cash additions to property and equipment, including capital leases and fixed assets recorded in accounts payable at period end.

	Successor	Predecessor
	Three months ended March 31, 2018	Three months ended in March 31, 2017
Reconciliation of the Company's Operating Loss As Reported:	(in thousands)	(in thousands)
Segment operating profits	$5,886	$2,959
General and administrative expense	4,888	4,512
Depreciation and amortization	7,163	12,068
Operating loss	(6,165)	(13,621)
Other expense, net	(2,365)	(8,788)
Pre-tax loss	$(8,530)	$(22,409)

	Successor
	March 31, 2018	December 31, 2017
Reconciliation of the Company's Assets As Reported:	(in thousands)
Total reportable segments	$227,281	$215,134
Elimination of internal transactions	(348,903)	(311,147)
Parent	318,628	297,770
Total assets	$197,006	$201,757

13. Supplemental Cash Flow Information

	Successor	Predecessor
	Three months ended March 31, 2018	Three months ended March 31, 2017
Cash paid for	(in thousands)	(in thousands)
Interest	$921	$461
Supplemental schedule of non-cash investing and financing activities
Changes in accounts payable related to capital expenditures	$2,414	$—
Capital leases on equipment	$583	$—
Preferred stock dividends and accretion costs	$—	$46

14. Recent Accounting Pronouncements

In November 2016, the FASB issued ASU No. 2016-18, "Statement of Cash Flows (Topic 230), Restricted Cash," or ASU 2016-18. ASU 2016-18 provides guidance on the presentation of restricted cash and restricted cash equivalents in the statement of cash flows. Restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period amounts shown on the statement of cash flows. On January 1, 2018 the Company adopted the provisions of ASU 2016-18 on a retrospective basis. The 2017 statement of cash flows has been restated to conform to the requirements of ASU 2016-18 and the 2018 presentation.

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets to the same such amounts shown in the consolidated statements of cash flows.

	Successor	Successor	Predecessor	Predecessor
	March 31, 2018	December 31, 2017	March 31, 2017	December 31, 2016
	(in thousands)		(in thousands)
Cash and cash equivalents	$7,572	$5,465	$17,647	$20,437
Restricted cash	25,601	30,015	27,579	27,563
Cash and cash equivalents and restricted cash as shown in the consolidated statement of cash flows	$33,173	$35,480	$45,226	$48,000
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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with the audited consolidated financial statements for the year ended December 31, 2017 included in our Annual Report on Form 10-K, as amended. Any forward-looking statements made by or on our behalf are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Readers are cautioned that such forward-looking statements involve risks and uncertainties in that the actual results may differ materially from those projected in the forward-looking statements. Important factors that could cause actual results to differ include risks set forth in the Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2017.
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
As discussed in Note 2 to the consolidated financial statements in Item 1, we applied fresh start accounting upon emergence from bankruptcy on the Effective Date which resulted in the Company becoming a new entity for financial reporting purposes. The effects of the Plan and the application of fresh start accounting are reflected in our condensed consolidated financial statements from and after April 13, 2017 (Successor). References to the "Successor" pertain to the Company from and after the Effective Date. References to "Predecessor" pertain to the Company prior to the Effective Date.
We provide a wide range of services to a diverse group of companies. During the three months ended March 31, 2018, we provided services to approximately 306 companies. During the three months ended March 31, 2018 (Successor), we generated consolidated revenues of approximately $35.6 million.
We conduct our operations through the following two business segments:

•
Well Servicing. Our well servicing segment comprised 64.2% of consolidated revenues for the three months ended March 31, 2018. At March 31, 2018, our well servicing segment utilized our fleet of 168 well servicing rigs, which was comprised of 154 workover rigs and 14 swabbing rigs, as well as six coiled tubing spreads and other related assets and equipment. These assets are used to provide (i) well maintenance, including remedial repairs and removal and replacement of downhole production equipment, (ii) well workovers, including significant downhole repairs, re-completions and re-perforations, (iii) completion and swabbing activities, (iv) plugging and abandonment services, and (v) pressure testing of oil and natural gas production tubing and scanning tubing for pitting and wall thickness using tubing testing units.

•
Fluid Logistics. Our fluid logistics segment comprised 35.8% of consolidated revenues for the three months ended March 31, 2018. Our fluid logistics segment utilized our fleet of owned or leased fluid transport trucks and related assets, including specialized vacuum, high-pressure pump and tank trucks, hot oil trucks, frac tanks, fluid mixing tanks, salt water disposal wells and facilities, and related equipment. These assets are used to provide, transport, store, and dispose of a variety of drilling and produced fluids used in, and generated by, oil and natural gas production. These services are required in most workover and completion projects and are routinely used in daily operations of producing wells.

We believe that our two business segments are complementary and create synergies in terms of selling opportunities. Our multiple lines of service are designed to capitalize on our existing customer base to grow it within existing markets, generate more business from existing customers, and increase our operating performance. By offering our customers the ability to reduce the number of vendors they use, we believe that we help improve our customers’ efficiency. This is demonstrated by the fact that 56.7% of revenues for the three months ended March 31, 2018, were from customers that utilized services of both of our business segments. Further, by having multiple service offerings that span the life cycle of the well, we believe that we have a competitive advantage over smaller competitors offering more limited services.

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

Factors Affecting Results of Operations

Market Conditions

The oil and natural gas industry has experienced a significant decline in oil exploration and production activity that began in the fourth quarter of 2014 and continued into the first half of 2017. The price of West Texas Intermediate (“WTI”) oil fell from a price of $104 per barrel as of June 30, 2014 to a low of $30 per barrel in February of 2016.  Oil prices traded in a range of approximately $45 to $55 in the last half of 2016 and through most of 2017.  During the last half of 2017 oil prices trended upward in response to market conditions, and as of March 31, 2018, the price of WTI was approximately $65 per barrel. As oil prices began to rise, U.S. drilling rig count increased by 586 from May 2016 to March 2018, with the count stabilizing in the last half of 2017 then experiencing a modest increase in the first quarter of 2018.  During this same time period Texas drilling rig count increased by 317 rigs, similar to the U.S. count increases.  The two basins in which we operate, the Eagle Ford and Permian, had rig count increases of 79 and 235, respectively, from 48 and 120.  Of note, while we are actively pursuing additional business in the Permian, currently 79.9% of our revenues are generated in the Eagle Ford where the rig count increased by 79.

Below are three charts that provide total U.S. rig counts, total Texas rig counts and WTI oil price trends for the twelve months ended March 31, 2018 and 2017.

Source: Rig counts are per Baker Hughes, Inc. (www.bakerhughes.com). Rig counts are the averages of the weekly rig count activity.

The declines in oil and natural gas prices and exploration activities, that began in 2014 and continued through 2016 and into the first few months of 2017, created a more challenging market for the provision of our services. In response to these market conditions, we implemented cost reduction measures and continued to analyze cost reduction opportunities while ensuring that appropriate functions and capacity were preserved allowing us to be opportunistic as market conditions improved in the second quarter of 2017. Through the first quarter of 2017, capital spending was largely limited to capital commitments incurred before the market downturn, purchases of certain, limited pieces of equipment with greater operating efficiencies to improve margins, and the purchase of certain equipment under operating leases at the end of their term. In the last part of 2017 and the current quarter, we began maintenance capital spending in response to increased demand for our services.
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

Workover Rig Rates
Our well servicing segment revenues are dependent on the prevailing market rates for workover rigs. Utilization and average rates increased through the first quarter 2018 (Successor), compared to the same period in 2017 (Predecessor).

Fluid Logistics Rates

Our fluid logistics segment revenues are dependent on the prevailing market rates for fluid transport trucks and the related assets, including specialized vacuum, high-pressure pump and tank trucks, hot oil trucks, frac tanks, fluid mixing tanks and salt water disposal wells. Pricing and utilization decreased through 2016 and continued through the first quarter of 2017. During the later part of the second quarter of 2017 we began to see improvements in both utilization and pricing. These improvements have continued through the first quarter of 2018.

Operating Expenses

During the first quarter of 2018 (Successor), consolidated operating expenses increased when compared to the same period in 2017 (Predecessor) consistent with our increased activity. Future earnings and cash flows will be dependent on our ability to manage our overall cost structure as well as continued efforts to maintain or increase rates to customers.

Capital Expenditures

During the first quarter of 2018, capital expenditures consisted of purchases of equipment and vehicles whose operating leases had reached the end of their term, major equipment overhauls and replacements of heavy trucks.

Results of Operations

Three Months Ended March 31, 2018 (Successor) Compared to Three Months Ended March 31, 2017 (Predecessor)

The following tables compare our segment operating results for the three months ended March 31, 2018 (Successor) and the three months ended March 31, 2017 (Predecessor). Operating expenses exclude general and administrative expenses, depreciation, and amortization.

Revenues
	Successor		Predecessor
	Three months ended March 31, 2018	% of total revenue	Three months ended March 31, 2017	% of total revenue
	(in thousands, except percentages)		(in thousands, except percentages)
Well Servicing	$22,857	64.2%	$17,105	63.2%
Fluid Logistics	12,735	35.8%	9,942	36.8%
Total	$35,592		$27,047

Operating Expenses (1)
	Successor		Predecessor
	Three months ended March 31, 2018	% of segment revenue	Three months ended March 31, 2017	% of segment revenue
	(in thousands, except percentages)		(in thousands, except percentages)
Well Servicing	$19,017	83.2%	$14,140	82.7%
Fluid Logistics	10,689	83.9%	9,948	100.1%
Total	$29,706		$24,088

Segment Profit (1)
	Successor		Predecessor
	Three months ended March 31, 2018	Gross margin %	Three months ended March 31, 2017	Gross margin %
	(in thousands, except percentages)		(in thousands, except percentages)
Well Servicing	$3,840	16.8%	$2,965	17.3%
Fluid Logistics	2,046	16.1%	(6)	(0.1)%
Total	$5,886	16.5%	$2,959	10.9%
(1) Excluding general and administrative expenses, and depreciation and amortization.
Revenues
Consolidated Revenues. Consolidated revenues during the three months ended March 31, 2018 (Successor) increased as compared to the three months ended March 31, 2017 (Predecessor) due to increased activity from both our well servicing and fluid logistics customers as they increased activity in response to rising oil prices.
Well Servicing. The revenues from the well servicing segment during the three months ended March 31, 2018 (Successor) increased as compared to the three months ended March 31, 2017 (Predecessor) due to an 18.2% increase in rates and a 13.0% increase in hours worked.

Fluid Logistics. Our revenues from the fluid logistics segment during the three months ended March 31, 2018 (Successor) increased as compared to the three months ended March 31, 2017 (Predecessor) due to a 34.0% increase in rates and an 8.8% increase in trucking hours driven by tank rental and skim oil also contributed to the increase. Our principal fluid logistics assets at March 31, 2018 and 2017 were as follows:

	Successor	Predecessor
	March 31, 2018	March 31, 2017
Fluid Logistics segment:
Vacuum trucks	258	365
Other heavy trucks	109	103
Frac tanks	2,868	2,895
Salt water disposal wells (1)	15	20

(1) At March 31, 2018, 10 salt water disposal wells, included in the above well count, were subject to ground leases or other operating arrangements with third parties.
Operating Expenses

	Successor	Predecessor
	Three months ended March 31, 2018	Three months ended March 31, 2017
	(in thousands)	(in thousands)
Well servicing	$19,017	$14,140
Fluid logistics	10,689	9,948
General and administrative	4,888	4,512
Depreciation and amortization	7,163	12,068
Total expenses	$41,757	$40,668

Consolidated Operating Expenses. Direct operating costs for the three months ended March 31, 2018 (Successor) increased as compared to the three months ended March 31, 2017 (Predecessor), consistent with our increased activity.
Well Servicing. Direct operating costs for our well servicing segment for the three months ended March 31, 2018 (Successor) increased as compared to the three months ended March 31, 2017 (Predecessor). This increase was primarily attributable to higher labor, fuel costs, and repairs and maintenance expenses resulting from the coiled tubing division of our well servicing segment preparing to deploy additional equipment. Other costs were consistent with the increased activity experienced during the period.
Fluid Logistics. Direct operating costs for our fluid logistics segment for the three months ended March 31, 2018 (Successor) increased as compared to the three months ended in March 31, 2017 (Predecessor), consistent with increased activity. Fluid logistics costs as a percentage of fluid logistics revenue were 83.9% for the three months ended March 31, 2018 (Successor) compared to 100.1% for the three months ended March 31, 2017 (Predecessor). This percentage decrease was primarily a result of reduced labor costs as a percentage of revenue due to higher composite customer rates and improved utilization and efficiencies of our work force with additional activity. Insurance and property taxes expenses also declined, consistent with normal variations between quarters.
General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2018 (Successor) increased as compared to the three months ended March 31, 2017 (Predecessor). General and administrative expenses as a percentage of revenues were 13.7% and 16.7% for the three months ended March 31, 2018 (Successor) and the three months ended March 31, 2017 (Predecessor), respectively. This decrease as a percentage of revenue is primarily due to increased revenues as described above.
Depreciation and Amortization. Depreciation and amortization expenses for the three months ended March 31, 2018 (Successor) decreased compared to the three months ended March 31, 2017 (Predecessor) due to a decrease in the depreciable value of property and equipment as a result of fresh start accounting.
Other Income (Expense)

	Successor	Predecessor
	Three months ended March 31, 2018	Three months ended March 31, 2017
	(in thousands)	(in thousands)
Interest income	$2	$13
Interest expense	(2,367)	(2,214)
Loss on reorganization items, net	—	(6,587)
Other income (expense), net	$(2,365)	$(8,788)

Income tax expense	$17	$31
Interest Expense. Interest expense for the three months ended March 31, 2018 (Successor) was consistent as compared to the three months ended March 31, 2017 (Predecessor). Interest expense for the three months ended March 31, 2018 primarily related to interest on our New Loan Agreement which is subject to higher interest rates than than our Prior Senior Notes. Compared to the three months ended March 31, 2017 (Successor), the higher interest rates on our New Loan Agreement are offset by reduced interest expense as interest was no longer incurred after the date of Bankruptcy Petitions as it was discharged in the chapter 11 case.
Loss on reorganization items, net. There were no reorganization costs for the three months ended March 31, 2018 (Successor). Reorganization costs for the three months ended March 31, 2017 (Predecessor) were $6.6 million. These costs were related to bankruptcy activities during the period.

Income Taxes. We recognized income tax expense of less than $0.1 million for the each of three months ended March 31, 2018 (Successor) and the three months ended March 31, 2017 (Predecessor). Our effective tax rate was (0.2)% and (0.1)% for the three months ended March 31, 2018 (Successor) and the three months ended March 31, 2017 (Predecessor), respectively, due to the fact that the Company has recorded a full valuation allowance against its net deferred assets. At March 31, 2018 (Successor), we estimate our NOL carryforwards were approximately $52.0 million. On December 22, 2017, the Tax Reform Act was signed into law. The legislation significantly changed U.S. tax law by, among other things, lowering the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018. As a result of the decrease in the corporate income tax rate, we revalued our ending net deferred tax assets at December 31, 2017, but did not recognize any income tax impact in 2017 due to the offsetting change in the valuation allowance.

Adjusted EBITDA

“Adjusted EBITDA” is defined as income (loss) from continuing operations before interest, taxes, depreciation, amortization, gain or loss on early extinguishment of debt and non-cash stock based compensation, excluding non-recurring items. Management does not include gain (loss) on extinguishment of debt, non-cash stock based compensation or other nonrecurring items in its calculations of Adjusted EBITDA, because it believes that such amounts are not representative of our core operations. Further, management believes that most investors exclude gain (loss) on extinguishment of debt, stock based compensation recorded under FASB ASC Topic 718 and other nonrecurring items from customary EBITDA calculations as those items are often viewed as either non-recurring and not reflective of ongoing financial performance or have no cash impact on operations.

Adjusted EBITDA is a non-GAAP financial measure that is used as a supplemental financial measure by our management and directors and by our investors to assess the financial performance of our assets without regard to financing methods, capital structure or historical cost basis; the ability of our assets to generate cash sufficient to pay interest on our indebtedness; and our operating performance and return on invested capital as compared to those of other companies in the well services industry, without regard to financing methods and capital structure. We use adjusted EBITDA in other filings with the Commission.

Adjusted EBITDA has limitations as an analytical tool and should not be considered an alternative to net income, operating income, cash flow from operating activities or any other measure of financial performance or liquidity presented in accordance with GAAP. Adjusted EBITDA excludes some, but not all, items that affect net income and operating income and these measures may vary among other companies. Limitations to using Adjusted EBITDA as an analytical tool include:

•	Adjusted EBITDA does not reflect our current or future requirements for capital expenditures or capital commitments;

•	Adjusted EBITDA does not reflect changes in, or cash requirements necessary to service interest or principal payments on our debt;

•	Adjusted EBITDA does not reflect income taxes;

•
Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for such replacements; and

•	Other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

Reconciliation of Adjusted EBITDA to Net Loss
(Unaudited)

	Successor	Predecessor
	Three months ended March 31, 2018	Three months ended March 31, 2017
	(in thousands)	(in thousands)
Net Loss	$(8,547)	$(22,440)
Interest income	(2)	(13)
Interest expense	2,367	2,214
Taxes	17	31
Depreciation	6,870	11,930
Amortization	280	135
Accretion	13	3
Share-based compensation	250	—
Mergers and acquisitions expenses	192	—
Restructuring expenses	188	6,587
Litigation/settlements	69	339
Adjusted EBITDA	$1,697	$(1,214)

Liquidity and Capital Resources

Historically, we have funded our operations, including capital expenditures, through our cash flow from operations, the revolving credit facility under the Prior Loan Agreement, vendor financings, the issuance of senior notes and the proceeds from our public and private equity offerings.

As of March 31, 2018 (Successor), we had $7.6 million in unrestricted cash and cash equivalents and $57.5 million in contractual debt.

Restricted cash at March 31, 2018 (Successor) was $25.6 million. The components of restricted cash at March 31, 2018 included $16.9 million related to the New Loan Agreement which is subject to satisfaction of certain release restrictions and $8.7 million in a cash collateral account related to letters of credit and our corporate credit card program under the New Regions Letter of Credit Facility. The release conditions set forth in the New Loan Agreement include, among other things, (i) no default or event of default under the New Loan Agreement having occurred or being continuing as of the date of the requested release of proceeds of the New Loan Agreement, or that would exist after giving effect to the release requested to be made on such date, and (ii) our unrestricted cash and cash equivalents being less than $7.0 million after giving pro forma effect to the requested release.

The $57.5 million in contractual debt was comprised of $48.3 million for the New Loan Agreement net of debt issuance costs, $3.4 million in insurance notes and $5.9 million in equipment notes. Of our total debt, $5.1 million was short-term debt outstanding on the current portion of long-term debt and $52.4 million of the outstanding contractual debt was classified as long-term debt.

New Loan Agreement

Forbes Energy Services LLC, or the Borrower, is the borrower under the New Loan Agreement. The Borrower’s obligations have been guaranteed by FES Ltd. and by Texas Energy Services, LLC, C.C. Forbes, LLC and Forbes Energy International, LLC, each direct subsidiaries of the Borrower and indirect subsidiaries of FES Ltd. The New Loan Agreement provides for a term loan of $50.0 million, which was fully funded on the Effective Date. Subject to certain exceptions and permitted encumbrances, the obligations under this loan are secured by a first priority security interest in substantially all the assets of the Company other than cash collateralizing the New Regions Letters of Credit Facility. Such term loan has a stated maturity date of April 13, 2021. The proceeds of such term loan are only permitted to be used for (i) the payment on account of the Prior Senior Notes in an amount equal to $20.0 million; (ii) the payment of costs, expenses and fees incurred on or prior to the Effective Date in connection with the preparation, negotiation, execution and delivery of the New Loan Agreement and documents related thereto; and (iii) subject to satisfaction of certain release conditions set forth in the New Loan Agreement, for general operating, working capital and other general corporate purposes of the Borrower not otherwise prohibited by the terms of the New Loan Agreement. The release conditions set forth in the New Loan Agreement include, among other things, (i) no default or event of default under the New Loan Agreement having occurred or being continuing as of the date of the requested release of proceeds of the New Loan Agreement, or that would exist after giving effect to the release requested to be made on such date, and (ii) the Company’s unrestricted cash and cash equivalents being less than $7.0 million after giving pro forma effect to the requested release. At March 31, 2018, $16.9 million included in restricted cash was subject to these release restrictions.

Borrowings under this term loan bear interest at a rate equal to five percent (5%) per annum payable quarterly in cash, or the Cash Interest Rate, plus (ii) an initial rate for paid in kind interest of seven percent (7%) commencing April 13, 2017 to be capitalized and added to the principal amount of the term loan on the first day of each quarter, or at the election of the Borrower, paid in cash. The paid in kind interest increases by two percent (2%) twelve months after the Effective Date and every twelve months thereafter until maturity. Upon and after the occurrence of an event of default, the Cash Interest Rate will increase by two percentage points per annum. At March 31, 2018, the applicable interest rate was 12% per annum.

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

New Regions Letters of Credit Facility

On the Effective Date, we repaid the outstanding principal balance of $15.0 million plus outstanding interest and fees under the Prior Loan Agreement, and entered into the New Regions Letters of Credit Facility pursuant to which Regions may issue, upon request by the Company, letters of credit and continue to provide charge cards for use by the Company. Amounts available under the New Regions Letters of Credit Facility are subject to customary fees and are secured by a first-priority lien on, and security interest in, a cash collateral account with Regions containing cash equal to at least (i) 105% of the sum of (a) all amounts owing for any drawings under letters of credit, including any reimbursement obligations, (b) the aggregate undrawn amount of all outstanding letters of credit, (c) all sums owing to Regions or any affiliate pursuant to any letter of credit document and (d) all obligations of the Company arising thereunder, including any indemnities and obligations for reimbursement of expenses and (ii) 120% of the aggregate line of credit for charge cards issued by Regions to the Company. The fees for each letter of credit for the period from and excluding the date of issuance of such letter of credit to and including the date of expiration or termination, are equal to (x) the average daily face amount of each outstanding letter of credit multiplied by (y) a per annum rate determined by Regions from time to time in its discretion based upon such factors as Regions shall determine, including, without limitation, the credit quality and financial performance of the Company. As of March 31, 2018, such rate was 3.00%. In the event we are unable to repay amounts due under the New Regions Letters of Credit Facility, Regions could proceed against such cash collateral account. Regions has no commitment under the New Regions Letters of Credit Facility to issue letters of credit. At March 31, 2018, the facility had $8.6 million in letters of credit outstanding.

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

Cash Flows from Operating Activities

Cash flows from operating activities was $0.3 million, and $(3.0) million for the three months ended March 31, 2018 (Successor) and the three months ended March 31, 2017 (Predecessor), respectively. The increase is primarily related to net loss of $8.5 million for the three months ended March 31, 2018 (Successor) and offset by the change in depreciation and amortization, reorganization items, accounts receivable, accounts payable and accrued interest payable for the three months ended March 31, 2018 (Successor) and the three months ended March 31, 2017 (Predecessor).

Cash Flows from Investing Activities

Cash flows from investing activities was $(2.1) million, and $0.6 million for the three months ended March 31, 2018 (Successor) and the three months ended March 31, 2017 (Predecessor), respectively. The decrease was primarily due to increased purchases of property and equipment and a decrease in proceeds from the sale of property and equipment for the three months ended March 31, 2018 (Successor).

Cash Flows from Financing Activities

Cash flows from financing activities were $(0.5) million, and $(0.4) million for the three months ended March 31, 2018 (Successor) and the three months ended March 31, 2017 (Predecessor), respectively. These amounts related to debt payments on our equipment loans.

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

Off-Balance Sheet Arrangements

We are often party to certain transactions that require off-balance sheet arrangements such as performance bonds, guarantees, operating leases for equipment, and bank guarantees that are not reflected in our condensed consolidated balance sheets. These arrangements are made in our normal course of business and they are not reasonably likely to have a current or future material adverse effect on our financial condition, results of operations, liquidity, or cash flows. See Note 8 - Commitment and Contingencies.

Seasonality and Cyclical Trends

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

Critical Accounting Policies and Estimates

The preparation of our condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the dates of the financial statements and the reported amounts of revenue and expenses during the applicable reporting periods. On an ongoing basis, management reviews its estimates, particularly those related to depreciation and amortization methods, useful lives and impairment of long-lived assets, and asset retirement obligations, using currently available information. Changes in facts and circumstances may result in revised estimates, and actual results could differ from those estimates. There have been no material changes to the critical accounting policies and estimates set forth in Item 7 in our Annual Report on Form 10-K for the year ended December 31, 2017, except for the application of ASU No. 2014-09 which created FASB ASC Topic 606 “Revenue from Contracts with Customers” to our accounting and financial reporting activities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the market risk disclosures set forth in Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Security and Exchange Commission, or the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2018, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures over financial reporting were effective.

Changes in Internal Control over Financial Reporting
On January 1, 2018, we adopted ASC 606, Revenue from Contracts with Customers. Although the new revenue recognition standard is not expected to have a material impact on our ongoing net income, we nevertheless implemented changes to our processes related to revenue recognition and the control activities within them.
There was no change in our internal control over financial reporting (as defined in Rules 13-a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

There are no pending material legal proceedings, and the Company is not aware of any material threatened legal proceedings, to which the Company is a party or to which its property is subject that would have a material adverse effect on the Company's financial statements as of March 31, 2018.

Item 1A.	Risk Factors

A description of our risk factors can be found in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017.

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

FORBES ENERGY SERVICES LTD.

May 15, 2018	By:	/s/ JOHN E. CRISP
John E. Crisp Chairman, Chief Executive Officer and President (Principal Executive Officer)

May 15, 2018	By:	/S/ L. MELVIN COOPER
L. Melvin Cooper Senior Vice President, Chief Financial Officer and Assistant Secretary (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Number		Description of Exhibits
2.1	—	Debtors’ Prepackaged Joint Plan of Reorganization, dated December 21, 2016 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed December 23, 2016).
3.1	—	Certificate of Incorporation of Forbes Energy Services Ltd. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 8-A filed April 18, 2017).
3.2	—	Second Amended and Restated Bylaws of Forbes Energy Services Ltd. (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 8-A filed April 18, 2017).
4.1	—	Specimen Certificate for the Company’s common stock, $0.01 par value (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A filed April 18, 2017).
10.1	—
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

10.8	—	Form of Time-Based Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed May 15, 2017).
10.9	—	Form of Exit Financing Time-Based Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q filed May 15, 2017).
10.10	—	Form of Performance-Based Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q filed May 15, 2017).
31.1*	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).
31.2*	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).
32.1*	—	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	—	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	—
Order Approving the Debtors’ Disclosure Statement For, and Confirming, the Debtors’ Prepackaged Joint Plan of Reorganization, as entered by the Bankruptcy Court on March 29, 2017 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed March 31, 2017).

101*	—	Interactive Data Files
 _________________________

*	Filed herewith.