Form 10-Q
period 2018-06-30
Forbes Energy Services Ltd.
filed 2018-08-14
CIK 1434842

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________________________
Form 10-Q
__________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    ☐  Yes    ☒  No
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court (as defined in Exchange Act Rule 12b-2).    ☒  Yes    ☐  No
The number of shares of common stock, par value $0.01 per share, of Forbes Energy Services Ltd. outstanding as of August 8, 2018 was 5,336,397.

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

PART I—FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements

Forbes Energy Services Ltd.
Condensed Consolidated Balance Sheets (unaudited)
(in thousands, except par value amounts)

	Successor
	June 30, 2018	December 31, 2017
Assets
Current assets
Cash and cash equivalents	$5,383	$5,465
Cash - restricted	19,701	30,015
Accounts receivable - trade, net	29,779	24,341
Accounts receivable - other	315	496
Prepaid expenses and other current assets	6,745	11,212
Total current assets	61,923	71,529
Property and equipment, net	113,474	117,191
Intangible assets, net	11,292	11,852
Other assets	1,040	1,185
Total assets	$187,729	$201,757
Liabilities and Stockholders’ Equity
Current liabilities
Current portions of long-term debt	$2,765	$7,566
Accounts payable - trade	11,091	7,497
Accounts payable - related parties	—	11
Accrued interest payable	741	998
Accrued expenses	11,415	11,084
Total current liabilities	26,012	27,156
Long-term debt, net of current portion	55,218	51,288
Deferred tax liability	362	379
Total liabilities	81,592	78,823

Commitments and contingencies (Note 8)

Common stock, $0.01 par value, 40,000 shares authorized, 5,336 shares issued and outstanding at June 30, 2018 and December 31, 2017	53	53
Additional paid-in capital	149,364	148,866
Accumulated deficit	(43,280)	(25,985)
Total stockholders’ equity	106,137	122,934
Total liabilities and stockholders’ equity	$187,729	$201,757
The accompanying notes are an integral part of these condensed consolidated financial statements.

Forbes Energy Services Ltd.
Condensed Consolidated Statements of Operations (unaudited)
(in thousands, except per share amounts)

	Successor		Predecessor
	Three months ended June 30, 2018	April 13 through June 30, 2017	April 1 through April 12, 2017

Revenues
Well servicing	$27,375	$18,139	$2,449
Fluid logistics	13,866	9,711	1,269
Total revenues	41,241	27,850	3,718
Expenses
Well servicing	23,324	13,814	1,813
Fluid logistics	11,151	9,053	1,260
General and administrative	5,908	3,130	500
Depreciation and amortization	7,652	5,681	1,533
Total expenses	48,035	31,678	5,106
Operating loss	(6,794)	(3,828)	(1,388)
Other income (expense)
Interest income	—	6	—
Interest expense	(2,426)	(1,897)	(40)
Gain (loss) on reorganization items, net	—	(1,299)	51,090
Pre-tax income (loss)	(9,220)	(7,018)	49,662
Income tax benefit	(454)	(17)	(4)
Net income (loss)	(8,766)	(7,001)	49,666
Income (loss) per share of common stock
Basic and diluted income (loss) per share	$(1.64)	$(1.33)	$1.81
Weighted average number of shares outstanding
Basic and diluted	5,336	5,250	27,508
The accompanying notes are an integral part of these condensed consolidated financial statements.

Forbes Energy Services Ltd.
Condensed Consolidated Statements of Operations (unaudited)
(in thousands, except per share amounts)

	Successor		Predecessor
	Six months ended June 30, 2018	April 13 through June 30, 2017	January 1 through April 12, 2017

Revenues
Well servicing	$50,231	$18,139	$19,554
Fluid logistics	26,601	9,711	11,211
Total revenues	76,832	27,850	30,765
Expenses
Well servicing	42,339	13,814	15,952
Fluid logistics	21,840	9,053	11,207
General and administrative	10,796	3,130	5,012
Depreciation and amortization	14,815	5,681	13,601
Total expenses	89,790	31,678	45,772
Operating loss	(12,958)	(3,828)	(15,007)
Other income (expense)
Interest income	2	6	13
Interest expense	(4,793)	(1,897)	(2,254)
Gain (loss) on reorganization items, net	—	(1,299)	44,503
Pre-tax income (loss)	(17,749)	(7,018)	27,255
Income tax (benefit) expense	(454)	(17)	27
Net income (loss)	(17,295)	(7,001)	27,228
Preferred stock dividends	—	—	(46)
Net income (loss) attributable to common stockholders	$(17,295)	$(7,001)	$27,182
Income (loss) per share of common stock
Basic and diluted income (loss) per share	$(3.24)	$(1.33)	$0.99
Weighted average number of shares outstanding
Basic and diluted	5,336	5,250	27,508
The accompanying notes are an integral part of these condensed consolidated financial statements.

Forbes Energy Services Ltd.
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Successor		Predecessor
	Six months ended June 30, 2018	April 13 through June 30, 2017	January 1 through April 12, 2017

Cash flows from operating activities:
Net income (loss)	$(17,295)	$(7,001)	$27,228
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	14,815	5,681	13,601
Share-based compensation	498	—	—
Reorganization items (non-cash)	—	—	(51,166)
Deferred tax benefit	(17)	(17)	(47)
Gain on disposal of assets	(67)	—	(950)
Bad debt expense	54	217	1
Amortization of debt discount	413	398	234
Interest paid in kind	1,845	768	—
Changes in operating assets and liabilities:
Accounts receivable	(5,311)	(2,520)	(916)
Prepaid expenses and other assets	(423)	(178)	(748)
Accounts payable - trade	1,393	131	6,608
Accounts payable - related parties	(11)	(20)	2
Accrued expenses	1,488	(782)	324
Accrued interest payable	(257)	63	1,575
Net cash used in operating activities	(2,875)	(3,260)	(4,254)
Cash flows from investing activities:
Proceeds from sale of property and equipment	510	839	937
Purchases of property and equipment	(7,044)	(1,015)	(400)
Net cash provided by (used in) investing activities	(6,534)	(176)	537
Cash flows from financing activities:
Payments for capital leases	(987)	(285)	(444)
Payments for debt issuance costs	—	—	(5,000)
Payment of Prior Senior Notes	—	—	(20,000)
Repayment of Prior Loan Agreement	—	—	(15,000)
Proceeds from New Loan Agreement	—	—	50,000
Net cash provided by (used in) financing activities	(987)	(285)	9,556
Net decrease in cash, cash equivalents, and cash - restricted	(10,396)	(3,721)	5,839
Cash, cash equivalents, and cash - restricted:
Beginning of period	35,480	53,839	48,000
End of period	$25,084	$50,118	$53,839
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

Cash - Restricted
Restricted cash at June 30, 2018 (Successor) and December 31, 2017 (Successor) was $19.7 million and $30.0 million, respectively. The components of restricted cash at June 30, 2018 (Successor) included $11.0 million related to the loan and security agreement which provides for a term loan of $50.0 million, or the New Loan Agreement, which is subject to satisfaction of certain release restrictions and $8.7 million in a cash collateral account related to letters of credit and the Company's corporate credit card program under a new letter of credit facility entered into with Regions, or the New Regions Letter of Credit Facility. The release conditions set forth in the New Loan Agreement include, among other things, (i) no default or event of default under the New Loan Agreement having occurred or being continuing as of the date of the requested release of proceeds of the New Loan Agreement, or that would exist after giving effect to the release requested to be made on such date, and (ii) the Company’s unrestricted cash and cash equivalents being less than $7.0 million after giving pro forma effect to the requested release.

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
The following tables show revenue disaggregated by primary geographical markets and major service lines for the three months ended June 30, 2018 (Successor) and the periods of April 13 through June 30, 2017 (Successor) and April 1 through April 12, 2017 (Predecessor).

Successor	Three months ended June 30, 2018
	Well Servicing	Fluid Logistics	Total
Primary Geographical Markets	(in thousands)
South Texas	$18,131	$6,669	$24,800
East Texas (1)	1,007	577	1,584
Central Texas	—	3,461	3,461
West Texas	8,237	3,159	11,396
Total	$27,375	$13,866	$41,241

Successor	April 13 through June 30, 2017
	Well Servicing	Fluid Logistics	Total
Primary Geographical Markets	(in thousands)
South Texas	$14,470	$5,261	$19,731
East Texas (1)	617	626	1,243
Central Texas	—	2,485	2,485
West Texas	3,052	1,339	4,391
Total	$18,139	$9,711	$27,850

Predecessor	April 1 through April 12, 2017
	Well Servicing	Fluid Logistics	Total
Primary Geographical Markets	(in thousands)
South Texas	$1,885	$659	$2,544
East Texas (1)	100	114	214
Central Texas	—	189	189
West Texas	464	307	771
Total	$2,449	$1,269	$3,718

(1) Includes revenues from the Company's operations in Pennsylvania.

The following tables show revenue disaggregated by primary geographical markets and major service lines for the six months ended June 30, 2018 (Successor) and the periods of April 13 through June 30, 2017 (Successor) and January 1 through April 12, 2017 (Predecessor).

Successor	Six months ended June 30, 2018
	Well Servicing	Fluid Logistics	Total
Primary Geographical Markets	(in thousands)
South Texas	$34,787	$13,300	$48,087
East Texas (1)	1,660	1,152	2,812
Central Texas	—	6,464	6,464
West Texas	13,784	5,685	19,469
Total	$50,231	$26,601	$76,832

Successor	April 13 through June 30, 2017
	Well Servicing	Fluid Logistics	Total
Primary Geographical Markets	(in thousands)
South Texas	$14,470	$5,261	$19,731
East Texas (1)	617	626	1,243
Central Texas	—	2,485	2,485
West Texas	3,052	1,339	4,391
Total	$18,139	$9,711	$27,850

Predecessor	January 1 through April 12, 2017
	Well Servicing	Fluid Logistics	Total
Primary Geographical Markets	(in thousands)
South Texas	$14,691	$5,872	$20,563
East Texas (1)	868	945	1,813
Central Texas	—	1,593	1,593
West Texas	3,995	2,801	6,796
Total	$19,554	$11,211	$30,765

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

Because the Company's revenues are generated primarily from customers who are subject to the same factors as the Company, the Company's operations are also susceptible to market volatility resulting from economic, cyclical, weather, or other factors related to such industry. The Company is subject to changes in the level of operating and capital spending in the industry, decreases in oil and natural gas prices, and/or industry perception about future oil and natural gas prices that may materially decrease demand for the Company's services, or may have an adverse effect on our financial position, results of operations and cash flows.

4. Property and Equipment
Property and equipment consisted of the following:

		Successor
	Estimated Life in Years	June 30, 2018	December 31, 2017
		(in thousands)
Well servicing equipment	9-15 years	$87,268	$80,899
Autos and trucks	5-10 years	46,121	42,831
Disposal wells	5-15 years	3,977	3,977
Building and improvements	5-30 years	5,668	5,474
Furniture and fixtures	3-15 years	2,146	1,950
Land		868	868
		146,048	135,999
Accumulated depreciation		(32,574)	(18,808)
		$113,474	$117,191
Depreciation expense was $7.4 million, $5.5 million and $1.5 million for the three months ended June 30, 2018 (Successor) and the periods of April 13 through June 30, 2017 (Successor) and April 1 through April 12, 2017 (Predecessor), respectively. Depreciation expense was $14.2 million, $5.5 million and $13.4 million for the six months ended June 30, 2018 (Successor) and the periods of April 13 through June 30, 2017 (Successor) and January 1 through April 12, 2017 (Predecessor), respectively.

5. Intangible Assets
The Company's major class of intangible assets subject to amortization consists of customer relationships, trade names and covenants not to compete. The Company expenses costs associated with extensions or renewals of intangible assets. There were no such extensions or renewals in each of the three and six months ended June 30, 2018 (Successor), the period of April 13 through June 30, 2017 (Successor) and the period of January 1 through April 12, 2017 (Predecessor). Amortization expense is calculated using the straight-line method over the period indicated. Amortization expense for the three months ended June 30, 2018 (Successor), the period of April 13 through June 30, 2017 (Successor) and the period of April 1 through April 12, 2017 (Predecessor) was $0.3 million, $0.2 million and less than $0.1 million, respectively. Amortization expense for the six months ended June 30, 2018 (Successor), the period of April 13 through June 30, 2017 (Successor) and the period of January 1 through April 12, 2017 (Predecessor) was $0.6 million, $0.2 million and $0.2 million, respectively.

The following sets forth the identified intangible assets by major asset class:

	Useful Life (years)	Gross Carrying Value	Accumulated Amortization	Net Book Value
		(in thousands)
As of June 30, 2018 (Successor)
Customer relationships	15	$8,678	$(704)	$7,974
Trade names	15	2,472	(201)	2,271
Covenants not to compete	4	1,505	(458)	1,047
		$12,655	$(1,363)	$11,292

	Useful Life (years)	Gross Carrying Value	Accumulated Amortization	Net Book Value
		(in thousands)
As of December 31, 2017 (Successor)
Customer relationships	15	$8,678	$(415)	$8,263
Trade names	15	2,472	(118)	2,354
Covenants not to compete	4	1,505	(270)	1,235
		$12,655	$(803)	$11,852

6. Long-Term Debt

Long-term debt at June 30, 2018 and December 31, 2017 consisted of the following (in thousands):

	Successor
	June 30, 2018	December 31, 2017
	(in thousands)
Third party equipment notes and capital leases	$6,547	$5,822
Insurance notes	847	5,882
New Loan Agreement, including $4.7 million and $1.7 million of accrued interest paid in kind and net of debt discount of $4.1 million and $4.5 million as of June 30, 2018 and December 31, 2017, respectively	50,589	47,150
Total debt	57,983	58,854
Less: Current portion	(2,765)	(7,566)
Total long-term debt	$55,218	$51,288

New Loan Agreement
On the Effective Date, the Company entered into the New Loan Agreement. Forbes Energy Services LLC, or the Borrower, is the borrower under the New Loan Agreement. The Borrower’s obligations have been guaranteed by FES Ltd. and by Texas Energy Services, LLC, C.C. Forbes, LLC and Forbes Energy International, LLC, each direct subsidiaries of the Borrower and indirect subsidiaries of FES Ltd. The New Loan Agreement provides for a term loan of $50.0 million, which was fully funded on the Effective Date. Subject to certain exceptions and permitted encumbrances, the obligations under this loan are secured by a first priority security interest in substantially all the assets of the Company other than cash collateralizing the New Regions Letters of Credit Facility. Such term loan has a stated maturity date of April 13, 2021. The proceeds of such term loan are only permitted to be used for (i) the payment on account of the Prior Senior Notes in an amount equal to $20.0 million; (ii) the payment of costs, expenses and fees incurred on or prior to the Effective Date in connection with the preparation, negotiation, execution and delivery of the New Loan Agreement and documents related thereto; and (iii) subject to satisfaction of certain release conditions set forth in the New Loan Agreement, for general operating, working capital and other general corporate purposes of the Borrower not otherwise prohibited by the terms of the New Loan Agreement. The release conditions set forth in the New Loan Agreement include, among other things, (i) no default or event of default under the New Loan Agreement having occurred or being continuing as of the date of the requested release of proceeds of the New Loan Agreement, or that would exist after giving effect to the release requested to be made on such date, and (ii) the Company’s unrestricted cash and cash equivalents being less than $7.0 million after giving pro forma effect to the requested release. At June 30, 2018, $11.0 million included in restricted cash was subject to these release restrictions.

Borrowings under this term loan bear interest at a rate equal to five percent (5%) per annum payable quarterly in cash, or the Cash Interest Rate, plus (ii) an initial rate for paid in kind interest of seven percent (7%) commencing April 13, 2017 to be capitalized and added to the principal amount of the term loan on the first day of each quarter or, at the election of the Borrower, paid in cash. The paid in kind interest increases by two percent (2%) twelve months after the Effective Date and every twelve months thereafter until maturity. Upon and after the occurrence of an event of default, the Cash Interest Rate will increase by two percentage points per annum. At June 30, 2018, the applicable interest rate was 14% per annum.

The New Loan Agreement includes customary negative covenants for an asset-based term loan, including covenants limiting the ability of the Company to, among other things, (i) effect mergers and consolidations, (ii) sell assets, (iii) create or suffer to exist any lien, (iv) make certain investments, (v) incur debt and (vi) transact with affiliates. In addition, the New Loan Agreement includes customary affirmative covenants for an asset-based term loan, including covenants regarding the delivery of financial statements, reports and notices to the Agent. The New Loan Agreement also contains customary representations and warranties and event of default provisions for a secured term loan. At June 30, 2018, we are in compliance with our New Loan Agreement.

New Regions Letters of Credit Facility
On the Effective Date the Company entered into the New Regions Letters of Credit Facility pursuant to which Regions may issue, upon request by the Company, letters of credit and continue to provide charge cards for use by the Company. Amounts available under the New Regions Letters of Credit Facility are subject to customary fees and are secured by a first-priority lien on, and security interest in, a cash collateral account with Regions containing cash equal to at least (i) 105% of the sum of (a) all amounts owing for any drawings under letters of credit, including any reimbursement obligations, (b) the aggregate undrawn amount of all outstanding letters of credit, (c) all sums owing to Regions or any affiliate pursuant to any letter of credit document and (d) all obligations of the Company arising thereunder, including any indemnities and obligations for reimbursement of expenses and (ii) 120% of the aggregate line of credit for charge cards issued by Regions to the Company. The fees for each letter of credit for the period from and excluding the date of issuance of such letter of credit to and including the date of expiration or termination, are equal to (x) the average daily face amount of each outstanding letter of credit multiplied by (y) a per annum rate determined by Regions from time to time in its discretion based upon such factors as Regions shall determine, including, without limitation, the credit quality and financial performance of the Company. As of June 30, 2018, such rate was 3.00%. In the event the Company is unable to repay amounts due under the New Regions Letters of Credit Facility, Regions could proceed against such cash collateral account. Regions has no commitment under the New Regions Letters of Credit Facility to issue letters of credit. At June 30, 2018, the facility had $8.6 million in letters of credit outstanding.

Capital Leases
The Company financed the purchase of certain vehicles and equipment through commercial loans and capital leases with aggregate principal amounts outstanding as of June 30, 2018 (Successor) and December 31, 2017 (Successor) of approximately $6.5 million and $5.8 million, respectively. These loans are repayable in a range of 42 to 48 monthly installments with the maturity dates ranging from July 2018 to June 2022. Interest accrues at rates ranging from 3.4% to 4.9% and is payable monthly. The loans are collateralized by equipment purchased with the proceeds of such loans. The Company paid total principal payments of approximately $0.5 million during the three months ended June 30, 2018 (Successor), $0.3 million for the period of April 13 through June 30, 2017 (Successor) and April 1 through April 12, 2017 (Predecessor). The Company paid total principal payments of approximately $1.0 million during the six months ended June 30, 2018, $0.3 million for the period of April 13 through June 30, 2017 (Successor) and $0.4 million for the period of January 1 through April 12, 2017 (Predecessor).

Following are required principal payments due on capital leases existing as of June 30, 2018:

	July - December 2018	2019	2020	2021	2022 and thereafter
	(in thousands)
Capital lease principal payments	$958	$1,939	$2,017	$1,488	$145

Management has historically acquired all light duty trucks (pickup trucks) through capital leases and may use capital leases or cash to purchase equipment held under operating leases that have reached the end of the lease term. See Note 8 - Commitments and Contingencies.
Insurance Notes
During October of 2017, the Company entered into an insurance promissory note for the payment of insurance premiums at an interest rate of 2.9% with an aggregate principal amount outstanding as of June 30, 2018 (Successor) and December 31, 2017 (Successor), of approximately $0.8 million and $5.9 million, respectively.

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

	June 30, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Successor	(in thousands)
New Loan Agreement	$50,589	$50,719	$47,150	$55,550

8. Commitments and Contingencies

Concentrations of Credit Risk

FDIC insurance coverage is currently $250,000 per depositor at each financial institution, and the Company's non-interest bearing cash balances typically exceed federally insured limits. The Company restricts investment of temporary cash investments to financial institutions with high credit standings.

The Company's customer base consists primarily of multi-national and independent oil and natural gas producers. The Company does not require collateral on its trade receivables. For the six months ended June 30, 2018 (Successor), the Company's largest customer, five largest customers, and ten largest customers constituted 13.5%, 43.7% and 54.3% of consolidated revenues, respectively. For the six months ended June 30, 2018 (Successor), two customers constituted 13.5% and 12.4% of consolidated revenues, respectively. The loss of any one of the Company's top five customers could have a materially adverse effect on the revenues and profits of the Company. Further, the Company's trade accounts receivable are from companies within the oil and natural gas industry and as such the Company is exposed to normal industry credit risks. As of June 30, 2018, the Company's largest customer, five largest customers, and ten largest customers constituted 7.3%, 37.3% and 41.9% of accounts receivable, respectively.

Litigation

From time to time, the Company is subject to various claims and legal actions that arise in the ordinary course of business. There are no pending material legal proceedings, and the Company is not aware of any material threatened legal proceedings, to which the Company is a party or to which its property is subject that would have a material adverse effect on the Company's financial statements as of June 30, 2018. It is reasonably possible that cases could be resolved and result in liabilities that exceed the amounts currently reserved.

Self-Insurance

The Company is self-insured under its Employee Group Medical Plan for the first $150,000 per individual. The Company is self-insured with a retention for the first $250,000 in general liability. The Company has an additional premium payable clause under its lead $10 million limit excess policy that states in the event a loss exceeds $1 million, a loss additional premium of up to 15% of paid losses in excess of $1 million will be due. The loss additional premium is payable at the time when the loss is paid and will be payable over a period agreed by insurers. The Company has accrued liabilities totaling $5.6 million and $7.2 million as of June 30, 2018 (Successor) and December 31, 2017 (Successor), respectively, for the projected additional premium and self-insured portion of these insurance claims as of the financial statement dates. This accrual includes claims made as well as an estimate for claims incurred but not reported as of the financial statement dates.

Other

The Company is currently undergoing sales and use tax audits for multi-year periods. The Company believes the outcome of these audits will not have a material adverse effect on its results of operations or financial position. Because certain of these audits are in a preliminary stage, an estimate of the possible loss or range of loss cannot be estimated at this time.

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

Management Incentive Plan
On the Effective Date, pursuant to the operation of the Plan, the Management Incentive Plan became effective.

A summary of the Company's share-based compensation expense during the periods presented are as follows:

	Successor
	Three months ended June 30, 2018	Six months ended June 30, 2018
	(in thousands)
Share based compensation expense recognized	$248	$498

		Successor
		June 30, 2018

Unrecognized compensation cost (in thousands)		$3,164
Remaining weighted-average service period (years)		3.16

There was no share based compensation expense recognized during the comparable periods in the prior year. During the period from April 13 through December 31, 2017 (Successor), the Company granted 450,000 restricted stock units to officers and employees subject to the Management Incentive Plan. Below is a summary of the unvested restricted stock units awarded.

	Number of Shares	Weighted Average Fair Value
Unvested as of December 31, 2017 (Successor)	363,300	$11.00
Granted	—	$—
Vested	—	$—
Forfeited	—	$—
Unvested as of June 30, 2018 (Successor)	363,300	$11.00

10. Related Party Transactions
During the three months ended June 30, 2018 (Successor) and the periods of April 13 through June 30, 2017 (Successor) and April 1 through April 12, 2017 (Predecessor) the Company incurred $278,000, $186,000 and $109,000, respectively, in related party expenses, primarily related to leases and rents. During the six months ended June 30, 2018 (Successor) and the periods of April 13 through June 30, 2017 (Successor) and January 1 through April 12, 2017 (Predecessor) the Company incurred $566,000, $186,000 and $439,000, respectively, in related party expenses.
There was no related party revenue for the three and six months ended June 30, 2018 (Successor) and the period of April 13 through June 30, 2017 (Successor). Related party revenue for each of the periods of April 1 through April 12, 2017 (Predecessor) and January 1 through April 12, 2017 (Predecessor) was $1,000. From time to time, vendors of the Company factor their receivables from the Company with a related party. For the period of January 1 through April 12, 2017 (Predecessor), the Company made payments of $65,000 for receivables factored to a related party. The nature of these transactions do not result in recording in the Company’s financial records any revenue, any expense or any receivable and does not result in any payable distinct in amount from the amount payable to such vendors as originally incurred. There were no such payments made during the three and six months ended June 30, 2018 (Successor) or for the period of April 13 through June 30, 2017 (Successor).

As of June 30, 2018 (Successor), there were no related party accounts receivable or accounts payable. As of December 31, 2017 (Successor), related party accounts payable were $11,000 and there were no related party accounts receivable.
In addition to such related party transactions above, Lawrence “Larry” First, a director of FES Ltd., serves as the Chief Investment Officer and Managing Director of Ascribe Capital LLC, or Ascribe, and Brett G. Wyard, also a director of FES Ltd., serves as a Managing Partner of Solace Capital Partners, or Solace. Ascribe and/or one or more of its affiliates own approximately 24.1% of the outstanding New Common Stock as of August 8, 2018, and is owed approximately $13.8 million of the aggregate principal amount of the New Loan Agreement. Solace and/or one of its affiliates own approximately 15.8% of the outstanding New Common Stock as of August 8, 2018, and is owed approximately $12.6 million of the aggregate principal amount of the term loan covered by the New Loan Agreement. Moreover, an affiliate of Solace and affiliates of Ascribe are parties to certain registration rights agreement dated as of the Effective Date by and among the Company and certain stockholders of the Company.

11. Earnings per Share
On the Effective Date, the Old Common Stock, the prior Series B Senior Convertible Preferred Stock, or the Prior Preferred Stock, and awards then outstanding under the Prior Compensation Plans were extinguished without recovery.
Basic earnings (loss) per share, or EPS, is computed by dividing net income (loss) available to common stockholders by the weighted-average common stock outstanding during the period. Diluted earnings (loss) per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock, such as options and convertible preferred stock, were exercised and converted into common stock. Potential common stock equivalents relate to outstanding stock options and unvested restricted stock units, which are determined using the treasury stock method, and the Prior Preferred Stock, which were determined using the "if-converted" method. In applying the if-converted method, conversion is not assumed for purposes of computing diluted EPS if the effect would be antidilutive.
The following table sets forth the computation of basic and diluted loss per share:

	Successor
	Three months ended June 30, 2018	Six months ended June 30, 2018
	(in thousands, except per share amounts)
Basic and diluted:
Net loss	$(8,766)	$(17,295)
Weighted-average common shares	5,336	5,336
Basic and diluted net loss per share	$(1.64)	$(3.24)

	Successor	Predecessor
	April 13 through June 30, 2017	April 1 through April 12, 2017	January 1 through April 12, 2017
	(in thousands, except per share amounts)	(in thousands, except per share amounts)
Basic and diluted:
Net income (loss)	$(7,001)	$49,666	$27,228
Preferred stock dividends	—	—	(46)
Net income (loss) attributable to common stockholders	$(7,001)	$49,666	$27,182
Weighted-average common shares	5,250	27,508	27,508
Basic and diluted net income (loss) per share	$(1.33)	$1.81	$0.99

There were 363,300 unvested restricted stock units that were not included in the calculation of diluted EPS for the three and six months ended June 30, 2018 (Successor) because their effect would have been antidilutive. There were 602,625 stock options that were not included in the calculation of diluted EPS for the periods of April 1, 2017 through April 12, 2017 (Predecessor) and January 1, 2017 through April 12, 2017 (Predecessor) because their effect would have been antidilutive.

12. Business Segment Information
The Company has determined that it has two reportable segments organized based on its products and services—well servicing and fluid logistics.

Well Servicing
At June 30, 2018, the Company's well servicing segment utilized its fleet of 168 well servicing rigs, which was comprised of 154 workover rigs and 14 swabbing rigs, in addition to six coiled tubing spreads and other related assets and equipment. These assets are used to provide (i) well maintenance, including remedial repairs and removal and replacement of downhole production equipment, (ii) well workovers, including significant downhole repairs, re-completions and re-perforations, (iii) completion and swabbing activities, (iv) plugging and abandonment services, and (v) pressure testing of oil and natural gas production tubing and scanning tubing for pitting and wall thickness using tubing testing units.

Fluid Logistics
The fluid logistics segment utilizes the Company's fleet of 264 owned or leased fluid transport trucks and related assets, 108 other heavy trucks including specialized vacuum, high pressure pump and tank trucks, 2,874 frac tanks, 15 salt water disposal wells and facilities, and related equipment. These assets are used to transport, store and dispose of a variety of drilling and produced fluids used in and generated by oil and natural gas production activities. These services are required in most workover and completion projects and are routinely used in the daily operation of producing wells.
The following tables set forth certain financial information with respect to the Company’s reportable segments for the three and six months ended June 30, 2018 (Successor), and the periods of April 13 through June 30, 2017 (Successor), April 1 through April 12, 2017 (Predecessor) and January 1 through April 12, 2017 (Predecessor):

	Successor
	Three months ended June 30, 2018			Six months ended June 30, 2018
	(in thousands)			(in thousands)
	Well Servicing	Fluid Logistics	Total	Well Servicing	Fluid Logistics	Total
Operating revenues	$27,375	$13,866	$41,241	$50,231	$26,601	$76,832
Direct operating costs	23,324	11,151	34,475	42,339	21,840	64,179
Segment operating profit	$4,051	$2,715	$6,766	$7,892	$4,761	$12,653
Depreciation and amortization	$4,186	$3,466	$7,652	$7,918	$6,897	$14,815
Capital expenditures (1)	$4,320	1,500	$5,820	$8,463	$2,494	$10,957
Total assets	$157,375	$30,354	$187,729	$157,375	$30,354	$187,729
Long-lived assets	$83,148	$41,618	$124,766	$83,148	$41,618	$124,766

(1) Capital expenditures listed above include all cash and non-cash additions to property and equipment, including capital leases and fixed assets recorded in accounts payable at period end.

	Successor
	April 13, 2017 through June 30, 2017
	(in thousands)
	Well Servicing	Fluid Logistics	Total
Operating revenues	$18,139	$9,711	$27,850
Direct operating costs	13,814	9,053	22,867
Segment operating profit	$4,325	$658	$4,983
Depreciation and amortization	$2,837	$2,844	$5,681
Capital expenditures (1)	$915	454	$1,368
Total assets	$97,208	$78,680	$175,708
Long-lived assets	$68,672	$49,269	$117,941

(1) Capital expenditures listed above include all cash and non-cash additions to property and equipment, including capital leases and fixed assets recorded in accounts payable at period end.

	Predecessor
	April 1, 2017 through April 12, 2017			January 1, 2017 through April 12, 2017
	(in thousands)			(in thousands)
	Well Servicing	Fluid Logistics	Total	Well Servicing	Fluid Logistics	Total
Operating revenues	$2,449	$1,269	$3,718	$19,554	$11,211	$30,765
Direct operating costs	1,813	1,260	3,073	15,952	11,207	27,159
Segment operating profit	$636	$9	$645	$3,602	$4	$3,606
Depreciation and amortization	$782	$751	$1,533	$6,927	$6,674	$13,601
Capital expenditures (1)	$12	11	$23	$286	$114	$400
Total assets	$607,638	$434,371	$1,042,009	$607,638	$434,371	$1,042,009
Long-lived assets	$135,942	$84,384	$220,326	$135,942	$84,384	$220,326

(1) Capital expenditures listed above include all cash and non-cash additions to property and equipment, including capital leases and fixed assets recorded in accounts payable at period end.

	Successor
	Three months ended June 30, 2018	Six months ended in June 30, 2018
Reconciliation of the Company's Operating Loss As Reported:	(in thousands)	(in thousands)
Segment operating profits	$6,766	$12,653
General and administrative expense	5,908	10,796
Depreciation and amortization	7,652	14,815
Operating loss	(6,794)	(12,958)
Other expense, net	(2,426)	(4,791)
Pre-tax loss	$(9,220)	$(17,749)

	Successor	Predecessor
	April 13 through June 30, 2017	April 1 through April 12, 2017	January 1 through April 12, 2017
Reconciliation of the Company's Operating Loss As Reported:	(in thousands)	(in thousands)
Segment operating profits	$4,983	$645	$3,606
General and administrative expense	3,130	500	5,012
Depreciation and amortization	5,681	1,533	13,601
Operating loss	(3,828)	(1,388)	(15,007)
Other expense, net	(1,891)	(40)	(2,241)
Gain (loss) on reorganization items, net	(1,299)	51,090	44,503
Pre-tax income (loss)	$(7,018)	$49,662	$27,255

	Successor
	June 30, 2018	December 31, 2017
Reconciliation of the Company's Assets As Reported:	(in thousands)
Total reportable segments	$262,752	$215,134
Elimination of internal transactions	(415,281)	(311,147)
Parent	340,258	297,770
Total assets	$187,729	$201,757

13. Supplemental Cash Flow Information

	Successor		Predecessor
	Six months ended June 30, 2018	April 13 through June 30, 2017	January 1 through April 12, 2017
Cash paid for	(in thousands)		(in thousands)
Interest	$136	$657	$453
Supplemental schedule of non-cash investing and financing activities
Changes in accounts payable related to capital expenditures	$2,201	$—	$—
Capital leases on equipment	$1,712	$344	$—
Preferred stock dividends and accretion costs	$—	$—	$10

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

	Successor	Successor	Predecessor	Predecessor
	June 30, 2018	December 31, 2017	June 30, 2017	December 31, 2016
	(in thousands)		(in thousands)
Cash and cash equivalents	$5,383	$5,465	$16,139	$20,437
Restricted cash	19,701	30,015	33,979	27,563
Cash and cash equivalents and restricted cash as shown in the consolidated statement of cash flows	$25,084	$35,480	$50,118	$48,000
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
In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)," or ASU 2016-02, which increases the transparency and comparability about leases among entities. The new guidance requires lessees to recognize a lease liability and a corresponding lease asset for operating leases with lease terms greater than 12 months. It also requires additional disclosures about leasing arrangements to help users of financial statements better understand the amount, timing, and uncertainty of cash flows arising from leases. ASU 2016-02 becomes effective for interim and annual periods beginning after December 15, 2018 and requires a modified retrospective approach to adoption. The Company has engaged a third party to assist in evaluating the impact of this new standard on its consolidated financial statements and related disclosures. As of June 30, 2018, the Company has identified approximately 400 leases, which includes capital leases on equipment, property leases, salt water disposal wells, and various other leases. The Company expects to recognize additional lease assets and liabilities related to operating leases with terms longer than one year.

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
We provide a wide range of services to a diverse group of companies. During the three months ended June 30, 2018, we provided services to approximately 337 companies. During the six months ended June 30, 2018 (Successor), we generated consolidated revenues of approximately $76.8 million.
We conduct our operations through the following two business segments:

•
Well Servicing. Our well servicing segment comprised 65.4% of consolidated revenues for the six months ended June 30, 2018. At June 30, 2018, our well servicing segment utilized our fleet of 168 well servicing rigs, which was comprised of 154 workover rigs and 14 swabbing rigs, as well as six coiled tubing spreads and other related assets and equipment. These assets are used to provide (i) well maintenance, including remedial repairs and removal and replacement of downhole production equipment, (ii) well workovers, including significant downhole repairs, re-completions and re-perforations, (iii) completion and swabbing activities, (iv) plugging and abandonment services, and (v) pressure testing of oil and natural gas production tubing and scanning tubing for pitting and wall thickness using tubing testing units.

•
Fluid Logistics. Our fluid logistics segment comprised 34.6% of consolidated revenues for the six months ended June 30, 2018. Our fluid logistics segment utilized our fleet of owned or leased fluid transport trucks and related assets, including specialized vacuum, high-pressure pump and tank trucks, hot oil trucks, frac tanks, fluid mixing tanks, salt water disposal wells and facilities, and related equipment. These assets are used to provide, transport, store, and dispose of a variety of drilling and produced fluids used in, and generated by, oil and natural gas production. These services are required in most workover and completion projects and are routinely used in daily operations of producing wells.

We believe that our two business segments are complementary and create synergies in terms of selling opportunities. Our multiple lines of service are designed to capitalize on our existing customer base to grow it within existing markets, generate more business from existing customers, and increase our operating performance. By offering our customers the ability to reduce the number of vendors they use, we believe that we help improve our customers’ efficiency. This is demonstrated by the fact that 58.9% of revenues for the six months ended June 30, 2018, were from customers that utilized services of both of our business segments. Further, by having multiple service offerings that span the life cycle of the well, we believe that we have a competitive advantage over smaller competitors offering more limited services.

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

Factors Affecting Results of Operations

Market Conditions

The oil and natural gas industry experienced a significant decline in oil exploration and production activity that began in the fourth quarter of 2014 and continued into the first half of 2017. The price of West Texas Intermediate (“WTI”) oil fell from a price of $104 per barrel as of June 30, 2014 to a low of $30 per barrel in February of 2016.  Oil prices traded in a range of approximately $45 to $55 in the last half of 2016 and through most of 2017.  During the last half of 2017 oil prices trended upward in response to market conditions, and as of June 30, 2018, the price of WTI was approximately $74 per barrel. As oil prices began to rise, U.S. drilling rig count increased from in 404 rigs in May 2016 to 1,047 rigs in June 2018, an increase of 643, with the count stabilizing in the last half of 2017 then experiencing a modest increase in the first half of 2018.  During this same time period Texas drilling rig count increased from 173 rigs to 530 rigs an increase of 357, similar to the U.S. count increases.  The two basins in which we operate, the Eagle Ford and Permian, had rig count increases of 84 and 262, respectively, from 48 and 120.  Of note, while we are actively pursuing additional business in the Permian, currently 62.6% of our revenues are generated in the Eagle Ford where the rig count increased by 84.

Below are three charts that provide total U.S. rig counts, total Texas rig counts and WTI oil price trends for the twelve months ended June 30, 2018 and 2017.

Source: Rig counts are per Baker Hughes, Inc. (www.bakerhughes.com). Rig counts are the averages of the weekly rig count activity.

The declines in oil and natural gas prices and exploration activities, that began in 2014 and continued through 2016 and into the first few months of 2017, created a more challenging market for the provision of our services. In response to these market conditions, we implemented cost reduction measures and continued to analyze cost reduction opportunities while ensuring that appropriate functions and capacity were preserved allowing us to be opportunistic as market conditions improved in the second quarter of 2017. Through the first half of 2017, capital spending was largely limited to capital commitments incurred before the market downturn, purchases of certain, limited pieces of equipment with greater operating efficiencies to improve margins, and the purchase of certain equipment under operating leases at the end of their term. In the last part of 2017 and the first half of 2018, we began maintenance capital spending in response to increased demand for our services.
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

Workover Rig Rates
Our well servicing segment revenues are dependent on the prevailing market rates for workover rigs. Utilization and average rates increased through the first six months of 2018 (Successor), compared to the periods of April 13 through June 30, 2017 (Successor) and April 1 through April 12, 2017 (Predecessor).

Fluid Logistics Rates

Our fluid logistics segment revenues are dependent on the prevailing market rates for fluid transport trucks and the related assets, including specialized vacuum, high-pressure pump and tank trucks, hot oil trucks, frac tanks, fluid mixing tanks and salt water disposal wells. Pricing and utilization decreased through 2016 and continued through the first quarter of 2017. During the later part of the second quarter of 2017 we began to see improvements in both utilization and pricing. These improvements have continued through the first six months of 2018.

Operating Expenses

During the second quarter of 2018 (Successor), consolidated operating expenses increased when compared to the periods of April 13 through June 30, 2017 (Successor) and April 1 through April 12, 2017 (Predecessor) were consistent with our increased activity. Future earnings and cash flows will be dependent on our ability to manage our overall cost structure as well as continued efforts to maintain or increase rates to customers.

Capital Expenditures

During the second quarter of 2018, capital expenditures consisted of purchases of equipment and vehicles whose operating leases had reached the end of their term, new well servicing equipment, major equipment overhauls and replacements of heavy trucks.

Results of Operations

Three Months Ended June 30, 2018 (Successor) Compared to the Periods of April 13 through June 30, 2017 (Successor) and April 1 through April 12, 2017 (Predecessor)

The following tables compare our segment operating results for the three months ended June 30, 2018 (Successor) and the periods of April 13 through June 30, 2017 (Successor) and April 1 through April 12, 2017 (Predecessor). Operating expenses exclude general and administrative expenses, depreciation, and amortization.

Revenues
	Successor				Predecessor
	Three months ended June 30, 2018	% of total revenue	April 13 through June 30, 2017	% of total revenue	April 1 through April 12, 2017	% of total revenue
	(in thousands, except percentages)				(in thousands, except percentages)
Well Servicing	$27,375	66.4%	$18,139	65.1%	$2,449	65.9%
Fluid Logistics	13,866	33.6%	$9,711	34.9%	1,269	34.1%
Total	$41,241		$27,850		$3,718

Operating Expenses
	Successor				Predecessor
	Three months ended June 30, 2018	% of segment revenue	April 13 through June 30, 2017	% of segment revenue	April 1 through April 12, 2017	% of segment revenue
	(in thousands, except percentages)				(in thousands, except percentages)
Well Servicing	$23,324	85.2%	$13,814	76.2%	$1,813	74.0%
Fluid Logistics	11,151	80.4%	$9,053	93.2%	1,260	99.3%
Total	$34,475		$22,867		$3,073

Segment Profit (1)
	Successor				Predecessor
	Three months ended June 30, 2018	Gross margin %	April 13 through June 30, 2017	Gross margin %	April 1 through April 12, 2017	Gross margin %
	(in thousands, except percentages)				(in thousands, except percentages)
Well Servicing	$4,051	14.8%	$4,325	23.8%	$636	26.0%
Fluid Logistics	2,715	19.6%	$658	6.8%	9	0.7%
Total	$6,766	16.4%	$4,983	17.9%	$645	17.3%
(1) Excluding general and administrative expenses, and depreciation and amortization.
Revenues
Consolidated Revenues. Consolidated revenues during the three months ended June 30, 2018 (Successor) increased as compared to the period of April 13 through June 30, 2017 (Successor) and the period of April 1 through April 12, 2017 (Predecessor) due to increased activity from both our well servicing and fluid logistics customers as they increased activity in response to rising oil prices.
Well Servicing. The revenues from the well servicing segment during the three months ended June 30, 2018 (Successor) increased as compared to the period of April 13 through June 30, 2017 (Successor) and the period of April 1 through April 12, 2017 (Predecessor) due to a 9.6% increase in rates and a 21.3% increase in hours worked.

Fluid Logistics. Our revenues from the fluid logistics segment during the three months ended June 30, 2018 (Successor) increased as compared to the period of April 13 through June 30, 2017 (Successor) and the period of April 1 through April 12, 2017 (Predecessor) due to an increase in average hourly trucking rates and an increase in trucking hours driven by tank rental and skim oil sales. Our principal fluid logistics assets at June 30, 2018 and 2017 were as follows:

	Successor	Predecessor
	June 30, 2018	June 30, 2017
Fluid Logistics segment:
Vacuum trucks	264	293
Other heavy trucks	108	106
Frac tanks	2,874	2,876
Salt water disposal wells (1)	15	19

(1) At June 30, 2018, 10 salt water disposal wells, included in the above well count, were subject to ground leases or other operating arrangements with third parties.
Operating Expenses

	Successor		Predecessor
	Three months ended June 30, 2018	April 13 through June 30, 2017	April 1 through April 12, 2017
	(in thousands)		(in thousands)
Well servicing	$23,324	$13,814	$1,813
Fluid logistics	11,151	9,053	1,260
General and administrative	5,908	3,130	500
Depreciation and amortization	7,652	5,681	1,533
Total expenses	$48,035	$31,678	$5,106

Consolidated Operating Expenses. Direct operating costs for the three months ended June 30, 2018 (Successor) increased as compared to the period of April 13 through June 30, 2017 (Successor) and the period of April 1 through April 12, 2017 (Predecessor), consistent with our increased activity.
Well Servicing. Direct operating costs for our well servicing segment for the three months ended June 30, 2018 (Successor) increased as compared to the period of April 13 through June 30, 2017 (Successor) and the period of April 1 through April 12, 2017 (Predecessor). This increase was primarily attributable to higher labor, fuel costs and equipment rental costs resulting from the coiled tubing division of our well servicing segment preparing to deploy additional equipment. Other costs were consistent with the increased activity experienced during the period.
Fluid Logistics. Direct operating costs for our fluid logistics segment for the three months ended June 30, 2018 (Successor) increased as compared to the period of April 13 through June 30, 2017 (Successor) and the period of April 1 through April 12, 2017 (Predecessor), consistent with increased activity. Fluid logistics costs as a percentage of fluid logistics revenue were 80.4% for the three months ended June 30, 2018 (Successor) compared to 93.2% for the period of April 13 through June 30, 2017 (Successor) and 99.3% for the period of April 1 through April 12, 2017 (Predecessor). This percentage decrease was primarily a result of reduced labor costs as a percentage of revenue due to higher composite customer rates, increased rentals, increased skim oil sales, and improved utilization and efficiencies of our work force with additional activity. Additionally, repairs and maintenance expense and property tax expense declined and gain on disposal of assets increased as we disposed of older or non-productive assets.
General and Administrative Expenses. General and administrative expenses for the three months ended June 30, 2018 (Successor) increased as compared to the period of April 13 through June 30, 2017 (Successor) and the period of April 1 through April 12, 2017 (Predecessor). General and administrative expenses as a percentage of revenues were 14.3%, 11.2% and 13.4%% for the three months ended June 30, 2018 (Successor) and the period of April 13 through June 30, 2017 (Successor) and the period of April 1 through April 12, 2017 (Predecessor), respectively. This increase as a percentage of revenue is primarily due to increased professional fees, labor costs, and share-based compensation costs.
Depreciation and Amortization. Depreciation and amortization expenses for the three months ended June 30, 2018 (Successor) increased compared to the period of April 13 through June 30, 2017 (Successor) and the period of April 1 through April 12, 2017 (Predecessor) due to the addition of new capital assets placed into service in the current quarter.

Other Income (Expense)

	Successor		Predecessor
	Three months ended June 30, 2018	April 13 through June 30, 2017	April 1 through April 12, 2017
	(in thousands)		(in thousands)
Interest income	$—	$6	$—
Interest expense	(2,426)	(1,897)	(40)
Gain (loss) on reorganization items, net	—	(1,299)	51,090
Other income (expense), net	$(2,426)	$(3,190)	$51,050

Income tax benefit	$(454)	$(17)	$(4)
Interest Expense. Interest expense for the three months ended June 30, 2018 (Successor) increased when compared to the period of April 13 through June 30, 2017 (Successor) and the period of April 1 through April 12, 2017 (Predecessor). Interest expense for the three months ended June 30, 2018 primarily related to interest on our New Loan Agreement which is subject to higher interest rates than than our Prior Senior Notes.
Gain (Loss) on Reorganization Items, Net. There were no reorganization costs for the three months ended June 30, 2018 (Successor). Gain (loss) on reorganization costs, net for the period of April 13 through June 30, 2017 (Successor) and the period of April 1 through April 12, 2017 (Predecessor) was $(1.3) million and $51.1 million, respectively. These costs were related to bankruptcy activities during the Predecessor period. The $51.1 million gain was generated by the settlement of liabilities subject to compromise of $140.4 million offset by fresh start and reorganization adjustments of $87.1 million and $2.2 million in professional and legal fees.

Income Taxes. We recognized income tax benefit of $0.5 million for the three months ended June 30, 2018 (Successor). We recognized income tax expense of less than $0.1 million for the periods of April 13 through June 30, 2017 (Successor) and April 1 through April 12, 2017 (Predecessor). Our effective tax rate was (4.9)% for the three months ended June 30, 2018 (Successor) due to increased benefit resulting from the expiration of foreign income tax liability. Our effective tax rate was 0.2% and (0.01)% for the periods of April 13 through June 30, 2017 (Successor) and April 1 through April 12, 2017 (Predecessor), respectively, due to the fact that the Company has recorded a full valuation allowance against its net deferred assets. At June 30, 2018 (Successor), we estimate our NOL carryforwards were approximately $52.0 million. On December 22, 2017, the Tax Reform Act was signed into law. The legislation significantly changed U.S. tax law by, among other things, lowering the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018. As a result of the decrease in the corporate income tax rate, we revalued our ending net deferred tax assets at December 31, 2017, but did not recognize any income tax impact in 2017 due to the offsetting change in the valuation allowance.

Six Months Ended June 30, 2018 Compared to the Periods of April 13, 2017 through June 30, 2017 (Successor) and January 1 through April 12, 2017 (Predecessor)

The following tables compare the operating results of our segments for six months ended June 30, 2018 and the periods of April 13, 2017 through June 30, 2017 (Successor) and January 1, 2017 through April 12, 2017 (Predecessor) (in thousands, except percentages). Operating expenses exclude general and administrative expenses, depreciation and amortization and impairment.

Revenues
	Successor				Predecessor
	Six months ended June 30, 2018	% of revenue	April 13 through June 30, 2017	% of revenue	January 1 through April 12, 2017	% of revenue
Well Servicing	$50,231	65.4%	$18,139	65.1%	$19,554	63.6%
Fluid Logistics	26,601	34.6%	9,711	34.9%	11,211	36.4%
Total	$76,832		$27,850		$30,765

Operating Expenses (1)
	Successor				Predecessor
	Six months ended June 30, 2018	% of segment revenue	April 13 through June 30, 2017	% of segment revenue	January 1 through April 12, 2017	% of segment revenue
Well Servicing	$42,339	84.3%	$13,814	76.2%	$15,952	81.6%
Fluid Logistics	21,840	82.1%	9,053	93.2%	11,207	100.0%
Total	$64,179		$22,867		$27,159

Segment Profit (1)
	Successor				Predecessor
	Six months ended June 30, 2018	Gross margin %	April 13 through June 30, 2017	Gross margin %	January 1 through April 12, 2017	Gross margin %
Well Servicing	$7,892	15.7%	$4,325	23.8%	3,602	18.4%
Fluid Logistics	4,761	17.9%	658	6.8%	4	—%
Total	$12,653	16.6%	$4,983	17.9%	$3,606	11.7%
(1) Excluding general and administrative expenses, depreciation and amortization, and impairment of assets.
Revenues
Consolidated Revenues. Consolidated revenues during the six months ended June 30, 2018 increased as compared to the periods of April 13, 2017 through June 30, 2017 (Successor) and January 1, 2017 through April 12, 2017 (Predecessor) primarily due to increased activity from both our well servicing and fluid logistics customers as they increased utilization in response to rising oil prices.

Well Servicing. Revenues from our well servicing segment during the six months ended June 30, 2018 increased as compared to the periods of April 13, 2017 through June 30, 2017 (Successor) and January 1, 2017 through April 12, 2017 (Predecessor) due to a 19.5% increase in hours and a 9.7% increase in rates.

Fluid Logistics. Revenues from our fluid logistics segment during the six months ended June 30, 2018 increased as compared to the periods of April 13, 2017 through June 30, 2017 (Successor) and January 1, 2017 through April 12, 2017 (Predecessor) driven by an increase in average hourly trucking rates, skim oil revenues, rental income and a 7.3% increase in hours.

Operating Expenses

	Successor		Predecessor
	Six months ended June 30, 2018	April 13 through June 30, 2017	January 1 through April 12, 2017
Well servicing	$42,339	$13,814	$15,952
Fluid logistics	21,840	9,053	11,207
General and administrative	10,796	3,130	5,012
Depreciation and amortization	14,815	5,681	13,601
Total expenses	$89,790	$31,678	$45,772

Consolidated Operating Expenses. Direct operating expenses during the six months ended June 30, 2018 increased as compared to the periods of April 13, 2017 through June 30, 2017 (Successor) and January 1, 2017 through April 12, 2017 (Predecessor) consistent with increased activities in both our well servicing and fluid logistics segments.
Well Servicing. Direct operating costs for our well servicing segment during the six months ended June 30, 2018 increased as compared to the periods of April 13, 2017 through June 30, 2017 (Successor) and January 1, 2017 through April 12, 2017 (Predecessor). This increase was primarily attributable to higher labor, insurance costs and fuel costs resulting from the coiled tubing division of our well servicing segment preparing to deploy additional equipment. Other costs were consistent with the increased activity experienced during the period.
Fluid Logistics. Direct operating costs for our fluid logistics segment during the six months ended June 30, 2018 increased as compared to the periods of April 13, 2017 through June 30, 2017 (Successor) and January 1, 2017 through April 12, 2017 (Predecessor) due to higher gain on sales of assets in the Predecessor period and increases in fuel costs. Fluid logistics costs as a percentage of fluid logistics revenue were 82.1%, 93.2% and 100.0% for the six months ended June 30, 2018 and the periods of April 13 through June 30, 2017 (Successor) and January 1 through April 12, 2017 (Predecessor), respectively. This percentage decrease was primarily a result of reduced labor costs as a percentage of revenue due to higher composite customer rates and improved utilization and efficiencies of our work force with additional activity.
General and Administrative Expenses. General and administrative expenses as a percentage of revenues were 14.1%, 11.2% and 16.3% during the six months ended June 30, 2018 and for the periods of April 13, 2017 through June 30, 2017 (Successor) and January 1, 2017 through April 12, 2017 (Predecessor), respectively. General and administrative expenses during the six months ended June 30, 2018 increased as compared to the periods of April 13, 2017 through June 30, 2017 (Successor) and January 1, 2017 through April 12, 2017 (Predecessor). This increase as a percentage of revenue is primarily due to increased professional fees, labor costs, and share-based compensation costs.
Depreciation and Amortization. Depreciation and amortization expenses during the six months ended June 30, 2018 decreased as compared to the periods of April 13, 2017 through June 30, 2017 (Successor) and of January 1, 2017 through April 12, 2017 (Predecessor) due to a decrease in the depreciable value of property and equipment as a result of fresh start accounting.
Other Income (Expense)

	Successor	Predecessor
	Six months ended June 30, 2018	April 13 through June 30, 2017	January 1 through April 12, 2017
Interest income	$2	$6	$13
Interest expense	(4,793)	(1,897)	(2,254)
Gain (loss) on reorganization items, net	—	(1,299)	44,503
Other income (expense), net	$(4,791)	$(3,190)	$42,262

Income tax expense (benefit)	$(454)	$(17)	$27
Interest Expense. Interest expense during the six months ended June 30, 2018 increased as compared to the periods of April 13, 2017 through June 30, 2017 (Successor) and January 1, 2017 through April 12, 2017 (Predecessor) due to higher interest rates on the New Loan Agreement and a reduction in interest expense on the Prior Senior Notes during the first quarter of 2017, because such interest was no longer incurred after the date of Bankruptcy Petitions discharged in the chapter 11 cases.
Gain (Loss) on Reorganization Items, Net. Gain (loss) on reorganization items, net was $(1.3) million and $44.5 million for the periods of April 13, 2017 through June 30, 2017 (Successor) and January 1, 2017 through April 12, 2017 (Predecessor), respectively. There were no reorganization costs for the same period in the current year. For the Predecessor period, the $44.5 million gain was generated by the settlement of liabilities subject to compromise of $140.4 million offset by the fresh start and reorganization adjustments of $87.1 million and legal, professional fess and loan costs of $8.8 million.

Income Taxes. We recognized an income tax benefit of $0.5 million and less than $0.1 million during the six months ended June 30, 2018, and during the period April 13, 2017 through June 30, 2017 (Successor), respectively, and income tax expense of less than $0.1 million for the period of January 1, 2017 through April 12, 2017 (Predecessor). Our effective tax rate was (2.6)% during the six months ended June 30, 2018 due to increased benefit resulting from the expiration of foreign income tax liability. Our effective tax rate was (0.2)% and 0.1% for the periods of April 13, 2017 through June 30, 2017 (Successor) and January 1, 2017 through April 12, 2017 (Predecessor), respectively. On December 22, 2017, the Tax Reform Act was signed into law. The legislation significantly changed U.S. tax law by, among other things, lowering the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018. As a result of the decrease in the corporate income tax rate, we revalued our ending net deferred tax assets at December 31, 2017, but did not recognize any income tax impact in 2017 due to the offsetting change in the valuation allowance.

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

•	Other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

Reconciliation of Adjusted EBITDA to Net Loss
(Unaudited)

	Successor		Predecessor
	Six months ended June 30, 2018	April 13 through June 30, 2017	January 1 through April 12, 2017
	(in thousands)		(in thousands)
Net income (loss)	$(17,295)	$(7,001)	$27,228
Interest income	(2)	(6)	(13)
Interest expense	4,793	1,897	2,254
Income tax (benefit) expense	(454)	(17)	27
Depreciation and amortization	14,815	5,681	13,601
Share-based compensation	498	—	—
Non-recurring professional fees	1,073	—	—
Restructuring expenses	190	—	—
(Gain) loss on reorganization items, net	—	1,299	(44,503)
Adjusted EBITDA	$3,618	$1,853	$(1,406)

Liquidity and Capital Resources

Our current and future liquidity is greatly dependent upon our operating results. Our ability to continue to meet our liquidity needs is subject to and will be affected by cash utilized in operations, the economic or business environment in which we operate, weakness in oil and natural gas industry conditions, the financial condition of our customers and vendors, and other factors. Furthermore, as a result of the challenging market conditions we continue to face, we anticipate continued net cash used in operating activities due to working capital needs in connection with increasing activity. We believe that our current reserves of cash and availability under the New Loan Agreement are sufficient to finance our cash requirements for current and future operations, budgeted capital expenditures, debt service and other obligations for at least the next twelve months; nevertheless, it is possible that our cash on hand will not be sufficient to cover such expenses. In such event, we would be required to seek additional liquidity, and, prior to any such insufficiency, the Company would take steps to secure such additional liquidity from existing or additional financing sources. There can be no assurance that such financing could be obtained on attractive terms or at all.

Historically, we have funded our operations, including capital expenditures, through our cash flow from operations, the revolving credit facility under the Prior Loan Agreement, vendor financings, the issuance of senior notes and the proceeds from our public and private equity offerings.

As of June 30, 2018 (Successor), we had $5.4 million in unrestricted cash and cash equivalents and $58.0 million in contractual debt.

Restricted cash at June 30, 2018 (Successor) was $19.7 million. The components of restricted cash at June 30, 2018 included $11.0 million related to the New Loan Agreement which is subject to satisfaction of certain release restrictions and $8.7 million in a cash collateral account related to letters of credit and our corporate credit card program under the New Regions Letter of Credit Facility. The release conditions set forth in the New Loan Agreement include, among other things, (i) no default or event of default under the New Loan Agreement having occurred or being continuing as of the date of the requested release of proceeds of the New Loan Agreement, or that would exist after giving effect to the release requested to be made on such date, and (ii) our unrestricted cash and cash equivalents being less than $7.0 million after giving pro forma effect to the requested release.

The $58.0 million in contractual debt was comprised of $50.6 million for the New Loan Agreement net of debt issuance costs, $0.8 million in insurance notes and $6.5 million in equipment notes. Of our total debt, $2.8 million was short-term debt outstanding on the current portion of long-term debt and $55.2 million of the outstanding contractual debt was classified as long-term debt.

New Loan Agreement

Forbes Energy Services LLC, or the Borrower, is the borrower under the New Loan Agreement. The Borrower’s obligations have been guaranteed by FES Ltd. and by Texas Energy Services, LLC, C.C. Forbes, LLC and Forbes Energy International, LLC, each direct subsidiaries of the Borrower and indirect subsidiaries of FES Ltd. The New Loan Agreement provides for a term loan of $50.0 million, which was fully funded on the Effective Date. Subject to certain exceptions and permitted encumbrances, the obligations under this loan are secured by a first priority security interest in substantially all the assets of the Company other than cash collateralizing the New Regions Letters of Credit Facility. Such term loan has a stated maturity date of April 13, 2021. The proceeds of such term loan are only permitted to be used for (i) the payment on account of the Prior Senior Notes in an amount equal to $20.0 million; (ii) the payment of costs, expenses and fees incurred on or prior to the Effective Date in connection with the preparation, negotiation, execution and delivery of the New Loan Agreement and documents related thereto; and (iii) subject to satisfaction of certain release conditions set forth in the New Loan Agreement, for general operating, working capital and other general corporate purposes of the Borrower not otherwise prohibited by the terms of the New Loan Agreement. The release conditions set forth in the New Loan Agreement include, among other things, (i) no default or event of default under the New Loan Agreement having occurred or being continuing as of the date of the requested release of proceeds of the New Loan Agreement, or that would exist after giving effect to the release requested to be made on such date, and (ii) the Company’s unrestricted cash and cash equivalents being less than $7.0 million after giving pro forma effect to the requested release. At June 30, 2018, $11.0 million included in restricted cash was subject to these release restrictions.

Borrowings under this term loan bear interest at a rate equal to five percent (5%) per annum payable quarterly in cash, or the Cash Interest Rate, plus (ii) an initial rate for paid in kind interest of seven percent (7%) commencing April 13, 2017 to be capitalized and added to the principal amount of the term loan on the first day of each quarter, or at the election of the Borrower, paid in cash. The paid in kind interest increases by two percent (2%) twelve months after the Effective Date and every twelve months thereafter until maturity. Upon and after the occurrence of an event of default, the Cash Interest Rate will increase by two percentage points per annum. At June 30, 2018, the applicable interest rate was 14% per annum.

The New Loan Agreement includes customary negative covenants for an asset-based term loan, including covenants limiting our ability to, among other things, (i) effect mergers and consolidations, (ii) sell assets, (iii) create or suffer to exist any lien, (iv) make certain investments, (v) incur debt and (vi) transact with affiliates. In addition, the New Loan Agreement includes customary affirmative covenants for an asset-based term loan, including covenants regarding the delivery of financial statements, reports and notices to the Agent. The New Loan Agreement also contains customary representations and warranties and event of default provisions for a secured term loan. At June 30, 2018, we were in compliance with our New Loan Agreement.

New Regions Letters of Credit Facility

On the Effective Date, we repaid the outstanding principal balance of $15.0 million plus outstanding interest and fees under the Prior Loan Agreement, and entered into the New Regions Letters of Credit Facility pursuant to which Regions may issue, upon request by the Company, letters of credit and continue to provide charge cards for use by the Company. Amounts available under the New Regions Letters of Credit Facility are subject to customary fees and are secured by a first-priority lien on, and security interest in, a cash collateral account with Regions containing cash equal to at least (i) 105% of the sum of (a) all amounts owing for any drawings under letters of credit, including any reimbursement obligations, (b) the aggregate undrawn amount of all outstanding letters of credit, (c) all sums owing to Regions or any affiliate pursuant to any letter of credit document and (d) all obligations of the Company arising thereunder, including any indemnities and obligations for reimbursement of expenses and (ii) 120% of the aggregate line of credit for charge cards issued by Regions to the Company. The fees for each letter of credit for the period from and excluding the date of issuance of such letter of credit to and including the date of expiration or termination, are equal to (x) the average daily face amount of each outstanding letter of credit multiplied by (y) a per annum rate determined by Regions from time to time in its discretion based upon such factors as Regions shall determine, including, without limitation, the credit quality and financial performance of the Company. As of June 30, 2018, such rate was 3.00%. In the event we are unable to repay amounts due under the New Regions Letters of Credit Facility, Regions could proceed against such cash collateral account. Regions has no commitment under the New Regions Letters of Credit Facility to issue letters of credit. At June 30, 2018, the facility had $8.6 million in letters of credit outstanding.

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

Cash Flows from Operating Activities

Cash flows from operating activities were $(2.9) million, $(3.3) million and $(4.3) million for the six months ended June 30, 2018 (Successor) and the periods of April 13, 2017 through June 30, 2017 (Successor) and January 1, 2017 through April 12, 2017 (Predecessor), respectively. The change in cash used in operating activities was primarily related to changes in working capital including increases in accounts receivable offset by increases accounts payable and accrued liabilities.

Cash Flows from Investing Activities

Cash flows from investing activities were $(6.5) million, $(0.2) million and $0.5 million for the six months ended June 30, 2018 (Successor) and the periods of April 13, 2017 through June 30, 2017 (Successor) and January 1, 2017 through April 12, 2017 (Predecessor), respectively. The change was primarily due to increased purchases of property and equipment for our coiled tubing division of our well servicing segment for the six months ended June 30, 2018 (Successor).

Cash Flows from Financing Activities

Cash flows from financing activities were $(1.0) million, $(0.3) million and $9.6 million for the six months ended June 30, 2018 (Successor) and the periods of April 13, 2017 through June 30, 2017 (Successor) and January 1, 2017 through April 12, 2017 (Predecessor), respectively. The amounts in the current period related to debt payments on our equipment loans. The cash provided by financing activities for the period January 1, 2017 through April 12, 2017 (Predecessor), which included the impact of cash transactions occuring upon emergence from bankruptcy, was due to net proceeds from the New Loan Agreement, offset in part by repayment of the Prior Loan Agreement, repayment of the Prior Senior Notes, and payment of debt issuance costs related to the New Loan Agreement.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Security and Exchange Commission, or the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2018, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures over financial reporting were effective.

Changes in Internal Control over Financial Reporting
On January 1, 2018, we adopted ASC 606, Revenue from Contracts with Customers. Although the new revenue recognition standard did not have a material impact on our revenue recognition, we nevertheless implemented changes to our processes related to revenue recognition and the control activities within them.
There was no change in our internal control over financial reporting (as defined in Rules 13-a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

There are no pending material legal proceedings, and the Company is not aware of any material threatened legal proceedings, to which the Company is a party or to which its property is subject that would have a material adverse effect on the Company's financial statements as of June 30, 2018.

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

FORBES ENERGY SERVICES LTD.

August 14, 2018	By:	/s/ JOHN E. CRISP
John E. Crisp Chairman, Chief Executive Officer and President (Principal Executive Officer)

August 14, 2018	By:	/S/ L. MELVIN COOPER
L. Melvin Cooper Senior Vice President, Chief Financial Officer and Assistant Secretary (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Number		Description of Exhibits
2.1	—	Debtors’ Prepackaged Joint Plan of Reorganization, dated December 21, 2016 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed December 23, 2016).
3.1	—	Certificate of Incorporation of Forbes Energy Services Ltd. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 8-A filed April 18, 2017).
3.2	—	Second Amended and Restated Bylaws of Forbes Energy Services Ltd. (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 8-A filed April 18, 2017).
4.1	—	Specimen Certificate for the Company’s common stock, $0.01 par value (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A filed April 18, 2017).
10.1	—
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