Form 10-Q
period 2018-09-30
Forbes Energy Services Ltd.
filed 2018-11-14
CIK 1434842

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________________________
Form 10-Q
__________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    ☐  Yes    ☒  No
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court (as defined in Exchange Act Rule 12b-2).    ☒  Yes    ☐  No
The number of shares of common stock, par value $0.01 per share, of Forbes Energy Services Ltd. outstanding as of November 14, 2018 was 5,421,967.

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

PART I—FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements

Forbes Energy Services Ltd.
Condensed Consolidated Balance Sheets (unaudited)
(in thousands, except par value amounts)

	Successor
	September 30, 2018	December 31, 2017
Assets
Current assets
Cash and cash equivalents	$6,617	$5,465
Cash - restricted	14,701	30,015
Accounts receivable - trade, net	34,717	24,341
Accounts receivable - other	908	496
Prepaid expenses and other current assets	5,030	11,212
Total current assets	61,973	71,529
Property and equipment, net	113,103	117,191
Intangible assets, net	11,012	11,852
Other assets	883	1,185
Total assets	$186,971	$201,757
Liabilities and Stockholders’ Equity
Current liabilities
Current portions of long-term debt	$2,054	$7,566
Accounts payable - trade	15,769	7,497
Accounts payable - related parties	—	11
Accrued interest payable	1,304	998
Accrued expenses	12,035	11,084
Total current liabilities	31,162	27,156
Long-term debt, net of current portion	55,486	51,288
Deferred tax liability	362	379
Total liabilities	87,010	78,823

Commitments and contingencies (Note 8)

Common stock, $0.01 par value, 40,000 shares authorized, 5,422 and 5,336 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	54	53
Additional paid-in capital	149,620	148,866
Accumulated deficit	(49,713)	(25,985)
Total stockholders’ equity	99,961	122,934
Total liabilities and stockholders’ equity	$186,971	$201,757
The accompanying notes are an integral part of these condensed consolidated financial statements.

Forbes Energy Services Ltd.
Condensed Consolidated Statements of Operations (unaudited)
(in thousands, except per share amounts)

	Successor
	Three Months Ended September 30,
	2018	2017
Revenues
Well servicing	$32,175	$23,513
Fluid logistics	15,437	10,782
Total revenues	47,612	34,295
Expenses
Well servicing	25,350	16,883
Fluid logistics	12,079	10,371
General and administrative	6,545	6,458
Depreciation and amortization	7,566	7,134
Total expenses	51,540	40,846
Operating loss	(3,928)	(6,551)
Other income (expense)
Interest income	1	5
Interest expense	(2,474)	(2,170)
Pre-tax loss	(6,401)	(8,716)
Income tax expense	32	260
Net loss	$(6,433)	$(8,976)
Loss per share of common stock
Basic and diluted loss per share	$(1.20)	$(1.70)
Weighted average number of shares outstanding
Basic and diluted	5,368	5,279
The accompanying notes are an integral part of these condensed consolidated financial statements.

Forbes Energy Services Ltd.
Condensed Consolidated Statements of Operations (unaudited)
(in thousands, except per share amounts)

	Successor		Predecessor
	Nine months ended September 30, 2018	April 13 through September 30, 2017	January 1 through April 12, 2017

Revenues
Well servicing	$82,406	$41,652	$19,554
Fluid logistics	42,038	20,493	11,211
Total revenues	124,444	62,145	30,765
Expenses
Well servicing	67,689	30,698	15,952
Fluid logistics	33,919	19,425	11,207
General and administrative	17,341	9,588	5,012
Depreciation and amortization	22,381	12,815	13,601
Total expenses	141,330	72,526	45,772
Operating loss	(16,886)	(10,381)	(15,007)
Other income (expense)
Interest income	3	11	13
Interest expense	(7,267)	(4,067)	(2,254)
Gain (loss) on reorganization items, net	—	(1,299)	44,503
Pre-tax income (loss)	(24,150)	(15,736)	27,255
Income tax (benefit) expense	(422)	243	27
Net income (loss)	(23,728)	(15,979)	27,228
Preferred stock dividends	—	—	(46)
Net income (loss) attributable to common stockholders	$(23,728)	$(15,979)	$27,182
Income (loss) per share of common stock
Basic and diluted income (loss) per share	$(4.44)	$(3.04)	$0.99
Weighted average number of shares outstanding
Basic and diluted	5,347	5,262	27,508
The accompanying notes are an integral part of these condensed consolidated financial statements.

Forbes Energy Services Ltd.
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Successor		Predecessor
	Nine months ended September 30, 2018	April 13 through September 30, 2017	January 1 through April 12, 2017

Cash flows from operating activities:
Net income (loss)	$(23,728)	$(15,979)	$27,228
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	22,381	12,815	13,601
Share-based compensation	755	1,034	—
Reorganization items (non-cash)	—	—	(51,166)
Deferred tax (benefit) expense	(17)	15	(47)
Gain on disposal of assets	(427)	(338)	(950)
Bad debt expense	89	145	1
Amortization of debt discount	653	968	234
Interest paid in kind	3,027	1,676	—
Changes in operating assets and liabilities:
Accounts receivable	(10,877)	(8,069)	(916)
Prepaid expenses and other assets	602	2,985	(748)
Accounts payable - trade	4,349	(4,457)	6,608
Accounts payable - related parties	(11)	(8)	2
Accrued expenses	913	549	324
Accrued interest payable	306	(6)	1,575
Net cash used in operating activities	(1,985)	(8,670)	(4,254)
Cash flows from investing activities:
Proceeds from sale of property and equipment	2,086	1,086	937
Purchases of property and equipment	(12,769)	(4,044)	(400)
Net cash provided by (used in) investing activities	(10,683)	(2,958)	537
Cash flows from financing activities:
Payments for capital leases	(1,494)	(664)	(444)
Payments for debt issuance costs	—	—	(5,000)
Payment of Prior Senior Notes	—	—	(20,000)
Repayment of Prior Loan Agreement	—	—	(15,000)
Proceeds from New Loan Agreement	—	—	50,000
Net cash provided by (used in) financing activities	(1,494)	(664)	9,556
Net increase (decrease) in cash, cash equivalents, and cash - restricted	(14,162)	(12,292)	5,839
Cash, cash equivalents, and cash - restricted:
Beginning of period	35,480	53,839	48,000
End of period	$21,318	$41,547	$53,839
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

Reorganization Items
Reorganization items represent amounts incurred subsequent to the filing of the Bankruptcy Petitions as a direct result of the filing of the Plan and are comprised of the following (in thousands):

	Successor	Predecessor
	April 13 through September 30, 2017	January 1 through April 12, 2017
Reorganization legal and professional fees	$(1,299)	$(6,729)
Deferred loan costs expensed	—	(2,104)
Gain on settlement of liabilities subject to compromise	—	140,441
Fresh start adjustments	—	(87,105)
Gain (loss) on reorganization items, net	$(1,299)	$44,503

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

Cash - Restricted
Restricted cash at September 30, 2018 (Successor) and December 31, 2017 (Successor) was $14.7 million and $30.0 million, respectively. The components of restricted cash at September 30, 2018 (Successor) included $6.0 million related to the loan and security agreement which provides for a term loan of $50.0 million, or the New Loan Agreement, which is subject to satisfaction of certain release restrictions and $8.7 million in a cash collateral account related to letters of credit and the Company's corporate credit card program under a new letter of credit facility entered into with Regions, or the New Regions Letter of Credit Facility. The release conditions set forth in the New Loan Agreement include, among other things, (i) no default or event of default under the New Loan Agreement having occurred or being continuing as of the date of the requested release of proceeds of the New Loan Agreement, or that would exist after giving effect to the release requested to be made on such date, and (ii) the Company’s unrestricted cash and cash equivalents being less than $7.0 million after giving pro forma effect to the requested release.

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

The Company does not have any revenue expected to be recognized in the future related to remaining performance obligations or contracts with variable consideration related to undelivered performance obligations. There was no revenue recognized in the current period from performance obligations satisfied in previous periods. The Company's significant judgments made in connection with the adoption of ASC 606 included the determination of when the Company satisfies its performance obligation to customers and the applicability of the as invoiced practical expedient.
The following tables show revenue disaggregated by primary geographical markets and major service lines for the three months ended September 30, 2018 (Successor) and the three months ended September 30, 2017 (Successor).

Successor	Three months ended September 30, 2018
	Well Servicing	Fluid Logistics	Total
Primary Geographical Markets	(in thousands)
South Texas	$20,260	$7,580	$27,840
East Texas (1)	1,630	835	2,465
Central Texas	—	3,728	3,728
West Texas	10,285	3,294	13,579
Total	$32,175	$15,437	$47,612

Successor	Three months ended September 30, 2017
	Well Servicing	Fluid Logistics	Total
Primary Geographical Markets	(in thousands)
South Texas	$18,397	$5,681	$24,078
East Texas (1)	1,378	810	2,188
Central Texas	—	1,511	1,511
West Texas	3,738	2,780	6,518
Total	$23,513	$10,782	$34,295

(1) Includes revenues from the Company's operations in Pennsylvania.

The following tables show revenue disaggregated by primary geographical markets and major service lines for the nine months ended September 30, 2018 (Successor) and the periods of April 13 through September 30, 2017 (Successor) and January 1 through April 12, 2017 (Predecessor).

Successor	Nine months ended September 30, 2018
	Well Servicing	Fluid Logistics	Total
Primary Geographical Markets	(in thousands)
South Texas	$54,955	$20,879	$75,834
East Texas (1)	3,382	1,987	5,369
Central Texas	—	10,193	10,193
West Texas	24,069	8,979	33,048
Total	$82,406	$42,038	$124,444

Successor	April 13 through September 30, 2017
	Well Servicing	Fluid Logistics	Total
Primary Geographical Markets	(in thousands)
South Texas	$32,867	$10,942	$43,809
East Texas (1)	5,047	1,436	6,483
Central Texas	—	2,850	2,850
West Texas	3,738	5,265	9,003
Total	$41,652	$20,493	$62,145

Predecessor	January 1 through April 12, 2017
	Well Servicing	Fluid Logistics	Total
Primary Geographical Markets	(in thousands)
South Texas	$14,691	$5,872	$20,563
East Texas (1)	868	945	1,813
Central Texas	—	1,593	1,593
West Texas	3,995	2,801	6,796
Total	$19,554	$11,211	$30,765

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

4. Property and Equipment
Property and equipment consisted of the following:

		Successor
	Estimated Life in Years	September 30, 2018	December 31, 2017
		(in thousands)
Well servicing equipment	9-15 years	$93,329	$80,899
Autos and trucks	5-10 years	46,146	42,831
Disposal wells	5-15 years	3,977	3,977
Building and improvements	5-30 years	5,614	5,474
Furniture and fixtures	3-15 years	2,246	1,950
Land		868	868
		152,180	135,999
Accumulated depreciation		(39,077)	(18,808)
		$113,103	$117,191
Depreciation expense was $7.3 million and $6.8 million for the three months ended September 30, 2018 (Successor) and 2017 (Successor), respectively. Depreciation expense was $21.5 million, $12.3 million and $13.4 million for the nine months ended September 30, 2018 (Successor), the period of April 13 through September 30, 2017 (Successor) and January 1 through April 12, 2017 (Predecessor), respectively.

5. Intangible Assets
The Company's major class of intangible assets subject to amortization consists of customer relationships, trade names and covenants not to compete. The Company expenses costs associated with extensions or renewals of intangible assets. There were no such extensions or renewals in each of the three and nine months ended September 30, 2018 (Successor), the period of April 13 through September 30, 2017 (Successor) and the period of January 1 through April 12, 2017 (Predecessor). Amortization expense is calculated using the straight-line method over the period indicated. Amortization expense for the three months ended September 30, 2018 (Successor) and 2017 (Successor) was $0.3 million. Amortization expense for the nine months ended September 30, 2018 (Successor), the period of April 13 through September 30, 2017 (Successor) and the period of January 1 through April 12, 2017 (Predecessor) was $0.8 million, $0.5 million and $0.2 million, respectively.

The following sets forth the identified intangible assets by major asset class:

	Useful Life (years)	Gross Carrying Value	Accumulated Amortization	Net Book Value
		(in thousands)
As of September 30, 2018 (Successor)
Customer relationships	15	$8,678	$(849)	$7,829
Trade names	15	2,472	(242)	2,230
Covenants not to compete	4	1,505	(552)	953
		$12,655	$(1,643)	$11,012

	Useful Life (years)	Gross Carrying Value	Accumulated Amortization	Net Book Value
		(in thousands)
As of December 31, 2017 (Successor)
Customer relationships	15	$8,678	$(415)	$8,263
Trade names	15	2,472	(118)	2,354
Covenants not to compete	4	1,505	(270)	1,235
		$12,655	$(803)	$11,852

6. Long-Term Debt

Long-term debt at September 30, 2018 and December 31, 2017 consisted of the following (in thousands):

	Successor
	September 30, 2018	December 31, 2017
	(in thousands)
Third party equipment capital leases	$6,711	$5,822
Insurance notes	—	5,882
New Loan Agreement, including $4.7 million and $1.7 million of accrued interest paid in kind and net of debt discount of $3.9 million and $4.5 million as of September 30, 2018 and December 31, 2017, respectively	50,829	47,150
Total debt	57,540	58,854
Less: Current portion	(2,054)	(7,566)
Total long-term debt	$55,486	$51,288

New Loan Agreement
On the Effective Date, the Company entered into the New Loan Agreement. Forbes Energy Services LLC, or the Borrower, is the borrower under the New Loan Agreement. The Borrower’s obligations have been guaranteed by FES Ltd. and by Texas Energy Services, LLC, C.C. Forbes, LLC and Forbes Energy International, LLC, each direct subsidiaries of the Borrower and indirect subsidiaries of FES Ltd. The New Loan Agreement provides for a term loan of $50.0 million, which was fully funded on the Effective Date. Subject to certain exceptions and permitted encumbrances, the obligations under this loan are secured by a first priority security interest in substantially all the assets of the Company other than cash collateralizing the New Regions Letters of Credit Facility. Such term loan has a stated maturity date of April 13, 2021. The proceeds of such term loan are only permitted to be used for (i) the payment on account of the Prior Senior Notes in an amount equal to $20.0 million; (ii) the payment of costs, expenses and fees incurred on or prior to the Effective Date in connection with the preparation, negotiation, execution and delivery of the New Loan Agreement and documents related thereto; and (iii) subject to satisfaction of certain release conditions set forth in the New Loan Agreement, for general operating, working capital and other general corporate purposes of the Borrower not otherwise prohibited by the terms of the New Loan Agreement. The release conditions set forth in the New Loan Agreement include, among other things, (i) no default or event of default under the New Loan Agreement having occurred or being continuing as of the date of the requested release of proceeds of the New Loan Agreement, or that would exist after giving effect to the release requested to be made on such date, and (ii) the Company’s unrestricted cash and cash equivalents being less than $7.0 million after giving pro forma effect to the requested release. At September 30, 2018, $6.0 million included in restricted cash was subject to these release restrictions.

Borrowings under this term loan bear interest at a rate equal to five percent (5%) per annum payable quarterly in cash, or the Cash Interest Rate, plus (ii) an initial rate for paid in kind interest of seven percent (7%) commencing April 13, 2017 to be capitalized and added to the principal amount of the term loan on the first day of each quarter or, at the election of the Borrower, paid in cash. The paid in kind interest increases by two percent (2%) twelve months after the Effective Date and every twelve months thereafter until maturity. Upon and after the occurrence of an event of default, the Cash Interest Rate will increase by two percentage points per annum. At September 30, 2018, the applicable interest rate was 14% per annum.

The New Loan Agreement includes customary negative covenants for an asset-based term loan, including covenants limiting the ability of the Company to, among other things, (i) effect mergers and consolidations, (ii) sell assets, (iii) create or suffer to exist any lien, (iv) make certain investments, (v) incur debt and (vi) transact with affiliates. In addition, the New Loan Agreement includes customary affirmative covenants for an asset-based term loan, including covenants regarding the delivery of financial statements, reports and notices to the Agent. The New Loan Agreement also contains customary representations and warranties and event of default provisions for a secured term loan. At September 30, 2018, we are in compliance with our New Loan Agreement.

New Regions Letters of Credit Facility
On the Effective Date the Company entered into the New Regions Letters of Credit Facility pursuant to which Regions may issue, upon request by the Company, letters of credit and continue to provide charge cards for use by the Company. Amounts available under the New Regions Letters of Credit Facility are subject to customary fees and are secured by a first-priority lien on, and security interest in, a cash collateral account with Regions containing cash equal to at least (i) 105% of the sum of (a) all amounts owing for any drawings under letters of credit, including any reimbursement obligations, (b) the aggregate undrawn amount of all outstanding letters of credit, (c) all sums owing to Regions or any affiliate pursuant to any letter of credit document and (d) all obligations of the Company arising thereunder, including any indemnities and obligations for reimbursement of expenses and (ii) 120% of the aggregate line of credit for charge cards issued by Regions to the Company. The fees for each letter of credit for the period from and excluding the date of issuance of such letter of credit to and including the date of expiration or termination, are equal to (x) the average daily face amount of each outstanding letter of credit multiplied by (y) a per annum rate determined by Regions from time to time in its discretion based upon such factors as Regions shall determine, including, without limitation, the credit quality and financial performance of the Company. As of September 30, 2018, such rate was 3.00%. In the event the Company is unable to repay amounts due under the New Regions Letters of Credit Facility, Regions could proceed against such cash collateral account. Regions has no commitment under the New Regions Letters of Credit Facility to issue letters of credit. At September 30, 2018, the facility had $8.6 million in letters of credit outstanding.

Capital Leases
The Company financed the purchase of certain vehicles and equipment through commercial loans and capital leases with aggregate principal amounts outstanding as of September 30, 2018 (Successor) and December 31, 2017 (Successor) of approximately $6.7 million and $5.8 million, respectively. These loans are repayable in a range of 42 to 48 monthly installments with the maturity dates to September 2022. Interest accrues at rates ranging from 3.4% to 4.9% and is payable monthly. The loans are collateralized by equipment purchased with the proceeds of such loans. The Company paid total principal payments of approximately $0.5 million during the three months ended September 30, 2018 (Successor) and $0.3 million during the three months ended September 30, 2017. The Company paid total principal payments of approximately $1.5 million during the nine months ended September 30, 2018, $0.7 million for the period of April 13 through September 30, 2017 (Successor) and $0.4 million for the period of January 1 through April 12, 2017 (Predecessor).

Following are required principal payments due on capital leases existing as of September 30, 2018:

	October - December 2018	2019	2020	2021	2022 and thereafter
	(in thousands)
Capital lease principal payments	$478	$1,961	$2,039	$1,504	$729

Management has historically acquired all light duty trucks (pickup trucks) through capital leases and may use capital leases or cash to purchase equipment held under operating leases that have reached the end of the lease term. See Note 8 - Commitments and Contingencies.
Insurance Notes
During October of 2017, the Company entered into an insurance promissory note for the payment of insurance premiums at an interest rate of 2.9% with an aggregate principal amount outstanding as of December 31, 2017 (Successor) of approximately $5.9 million. As of September 30, 2018, the insurance promissory note had been paid in full.

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

	September 30, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Successor	(in thousands)
New Loan Agreement	$50,829	$56,731	$47,150	$55,550

8. Commitments and Contingencies

Concentrations of Credit Risk

FDIC insurance coverage is currently $250,000 per depositor at each financial institution, and the Company's non-interest bearing cash balances typically exceed federally insured limits. The Company restricts investment of temporary cash investments to financial institutions with high credit standings.

The Company's customer base consists primarily of multi-national and independent oil and natural gas producers. The Company does not require collateral on its trade receivables. For the nine months ended September 30, 2018 (Successor), the Company's largest customer, five largest customers, and ten largest customers constituted 13.9%, 44.2% and 56.9% of consolidated revenues, respectively. For the nine months ended September 30, 2018 (Successor), two customers constituted 13.9% and 11.3% of consolidated revenues, respectively. The loss of any one of the Company's top five customers could have a materially adverse effect on the revenues and profits of the Company. Further, the Company's trade accounts receivable are from companies within the oil and natural gas industry and as such the Company is exposed to normal industry credit risks. As of September 30, 2018, the Company's largest customer, five largest customers, and ten largest customers constituted 5.6%, 33.8% and 36.8% of accounts receivable, respectively.

Litigation

From time to time, the Company is subject to various claims and legal actions that arise in the ordinary course of business. There are no pending material legal proceedings, and the Company is not aware of any material threatened legal proceedings, to which the Company is a party or to which its property is subject that would have a material adverse effect on the Company's financial statements as of September 30, 2018. It is reasonably possible that cases could be resolved and result in liabilities that exceed the amounts currently reserved.

Self-Insurance

The Company is self-insured under its Employee Group Medical Plan for the first $150,000 per individual. The Company is self-insured with a retention for the first $250,000 in general liability. The Company has an additional premium payable clause under its lead $10 million limit excess policy that states in the event a loss exceeds $1 million, a loss additional premium of up to 15% of paid losses in excess of $1 million will be due. The loss additional premium is payable at the time when the loss is paid and will be payable over a period agreed by insurers. The Company has accrued liabilities totaling $5.7 million and $7.2 million as of September 30, 2018 (Successor) and December 31, 2017 (Successor), respectively, for the projected additional premium and self-insured portion of these insurance claims as of the financial statement dates. This accrual includes claims made as well as an estimate for claims incurred but not reported as of the financial statement dates.

Other

The Company is currently undergoing sales and use tax audits for multi-year periods. The Company believes the outcome of these audits will not have a material adverse effect on its results of operations or financial position. Because certain of these audits are in a preliminary stage, an estimate of the possible loss or range of loss cannot be estimated at this time.

Off-Balance Sheet Arrangements
The Company is often party to certain transactions that constitute off-balance sheet arrangements such as performance bonds, guarantees, operating leases, and bank guarantees that are not reflected in the Company's condensed consolidated balance sheets. These arrangements are made in the Company's normal course of business and they are not reasonably likely to have a current or future material adverse effect on its financial condition, results of operations, liquidity, or cash flows. The Company's off-balance sheet arrangements include $8.6 million in letters of credit and operating leases.

9. Share-Based Compensation

On the Effective Date, all prior equity interests (which included the Old Common Stock, FES Ltd.’s prior preferred stock, awards under the prior compensation plans and the preferred stock purchase rights under the Rights Agreement) in FES Ltd. were extinguished without recovery.

Management Incentive Plan
On the Effective Date, pursuant to the operation of the Plan, the Management Incentive Plan became effective.

A summary of the Company's share-based compensation expense during the periods presented are as follows:

	Successor
	Three months ended September 30, 2018	Nine months ended September 30, 2018
	(in thousands)
Share based compensation expense recognized	$253	$755

		Successor
		September 30, 2018

Unrecognized compensation cost (in thousands)		$2,911
Remaining weighted-average service period (years)		2.91

There was no share based compensation expense recognized during the comparable periods in the prior year. During the period from April 13 through December 31, 2017 (Successor), the Company granted 450,000 restricted stock units to officers and employees subject to the Management Incentive Plan. Below is a summary of the unvested restricted stock units awarded.

	Number of Shares	Weighted Average Fair Value
Unvested as of December 31, 2017 (Successor)	363,600	$11.00
Granted	—	$—
Vested	(85,570)	$—
Forfeited	(3,320)	$—
Unvested as of September 30, 2018 (Successor)	274,710	$11.00

10. Related Party Transactions
During the three months ended September 30, 2018 (Successor) and 2017 (Successor) the Company incurred approximately $275,000 and $277,000, respectively, in related party expenses, primarily related to leases and rents. During the nine months ended September 30, 2018 (Successor) and the periods of April 13 through September 30, 2017 (Successor) and January 1 through April 12, 2017 (Predecessor) the Company incurred approximately $841,000, $463,000 and $439,000, respectively, in related party expenses.
There was no related party revenue for the three and nine months ended September 30, 2018 (Successor) and the period of April 13 through September 30, 2017 (Successor). Related party revenue for each of the periods of April 1 through April 12, 2017 (Predecessor) and January 1 through April 12, 2017 (Predecessor) was $1,000. From time to time, vendors of the Company factor their receivables from the Company with a related party. For the period of January 1 through April 12, 2017 (Predecessor), the Company made payments of $65,000 for receivables factored to a related party. The nature of these transactions do not result in recording in the Company’s financial records any revenue, any expense or any receivable and does not result in any payable distinct in amount from the amount payable to such vendors as originally incurred. There were no such payments made during the three and nine months ended September 30, 2018 (Successor) or for the period of April 13 through September 30, 2017 (Successor).

As of September 30, 2018 (Successor), there were no related party accounts receivable or accounts payable. As of December 31, 2017 (Successor), related party accounts payable were $11,000 and there were no related party accounts receivable.
In addition to such related party transactions above, Lawrence “Larry” First, a director of FES Ltd., serves as the Chief Investment Officer and Managing Director of Ascribe Capital LLC, or Ascribe, and Brett G. Wyard, also a director of FES Ltd., serves as a Managing Partner of Solace Capital Partners, or Solace. Ascribe and/or one or more of its affiliates own approximately 23.7% of the outstanding New Common Stock as of November 9, 2018, and is owed approximately $14.1 million of the aggregate principal amount of the New Loan Agreement. Solace and/or one of its affiliates own approximately 15.5% of the outstanding New Common Stock as of November 9, 2018, and is owed approximately $12.8 million of the aggregate principal amount of the term loan covered by the New Loan Agreement. Moreover, an affiliate of Solace and affiliates of Ascribe are parties to certain registration rights agreement dated as of the Effective Date by and among the Company and certain stockholders of the Company.

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
The following tables sets forth the computation of basic and diluted loss per share (in thousands, except per share amounts):

	Successor
	Three months ended September 30, 2018	Three months ended September 30, 2017
Basic and diluted:
Net loss	$(6,433)	$(8,976)
Weighted-average common shares	5,368	5,279
Basic and diluted net loss per share	$(1.20)	$(1.70)

	Successor		Predecessor
	Nine months ended September 30, 2018	April 13 through September 30, 2017	January 1 through April 12, 2017
Basic and diluted:
Net income (loss)	$(23,728)	$(15,979)	$27,228
Preferred stock dividends	—	—	(46)
Net income (loss) attributable to common stockholders	$(23,728)	$(15,979)	$27,182
Weighted-average common shares	5,347	5,262	27,508
Basic and diluted net income (loss) per share	$(4.44)	$(3.04)	$0.99

There were 274,710 unvested restricted stock units that were not included in the calculation of diluted EPS for the three and nine months ended September 30, 2018 (Successor) because their effect would have been antidilutive. There were 363,300 unvested restricted stock units that were not included in the calculation of diluted EPS for the three months ended September 30, 2017 (Successor) and the period from April 13, 2017 through September 30, 2017 (Predecessor) because their effect would have been antidilutive. There were 5,292,531 shares of Old Common Stock equivalents underlying the Prior Preferred Stock included in the weighted average common shares for the period January 1, 2017 through April 12, 2017 (Predecessor) as the Prior Preferred Stock was dilutive and a participating security. There were 602,625 stock options that were not included in the calculation of diluted EPS for the period January 1, 2017 through April 12, 2017 (Predecessor) because their effect would have been antidilutive.

12. Business Segment Information
The Company has determined that it has two reportable segments organized based on its products and services—well servicing and fluid logistics.

Well Servicing
At September 30, 2018, the Company's well servicing segment utilized its fleet of 168 well servicing rigs, which was comprised of 154 workover rigs and 14 swabbing rigs, in addition to 8 coiled tubing spreads and other related assets and equipment. These assets are used to provide (i) well maintenance, including remedial repairs and removal and replacement of downhole production equipment, (ii) well workovers, including significant downhole repairs, re-completions and re-perforations, (iii) completion and swabbing activities, (iv) plugging and abandonment services, and (v) pressure testing of oil and natural gas production tubing and scanning tubing for pitting and wall thickness using tubing testing units.
Fluid Logistics
The fluid logistics segment utilizes the Company's fleet of 249 owned or leased fluid transport trucks and related assets, 92 other heavy trucks including specialized vacuum, high pressure pump and tank trucks, 2,865 frac tanks, 15 salt water disposal wells and facilities, and related equipment. These assets are used to transport, store and dispose of a variety of drilling and produced fluids used in and generated by oil and natural gas production activities. These services are required in most workover and completion projects and are routinely used in the daily operation of producing wells.
The following tables set forth certain financial information with respect to the Company’s reportable segments for the three and nine months ended September 30, 2018 (Successor), and the periods of April 13 through September 30, 2017 (Successor), April 1 through April 12, 2017 (Predecessor) and January 1 through April 12, 2017 (Predecessor):

	Successor
	Three months ended September 30, 2018			Nine months ended September 30, 2018
	(in thousands)			(in thousands)
	Well Servicing	Fluid Logistics	Total	Well Servicing	Fluid Logistics	Total
Operating revenues	$32,175	$15,437	$47,612	$82,406	$42,038	$124,444
Direct operating costs	25,350	12,079	37,429	67,689	33,919	101,608
Segment operating profit	$6,825	$3,358	$10,183	$14,717	$8,119	$22,836
Depreciation and amortization	$4,080	$3,486	$7,566	$11,998	$10,383	$22,381
Capital expenditures (1)	$6,980	$914	$7,894	$15,705	$3,369	$19,074
Total assets	$197,221	$97,201	$294,422	$197,221	$97,201	$294,422
Long-lived assets	$85,708	$38,407	$124,115	$85,708	$38,407	$124,115

(1) Capital expenditures listed above include all cash and non-cash additions to property and equipment, including capital leases and fixed assets recorded in accounts payable at period end.

				Successor
				Three months ended September 30, 2017
				(in thousands)
				Well Servicing	Fluid Logistics	Total
Operating revenues				$23,513	$10,782	$34,295
Direct operating costs				16,883	10,371	27,254
Segment operating profit				$6,630	$411	$7,041
Depreciation and amortization				$3,604	$3,530	$7,134
Capital expenditures (1)				$7,140	$1,341	$8,481
Total assets				$113,847	$69,141	$182,988
Long-lived assets				$70,944	$47,169	$118,113

(1) Capital expenditures listed above include all cash and non-cash additions to property and equipment, including capital leases and fixed assets recorded in accounts payable at period end.

	Successor			Predecessor
	April 13, 2017 through September 30, 2017			January 1, 2017 through April 12, 2017
	(in thousands)			(in thousands)
	Well Servicing	Fluid Logistics	Total	Well Servicing	Fluid Logistics	Total
Operating revenues	$41,652	$20,493	$62,145	$19,554	$11,211	$30,765
Direct operating costs	30,698	19,425	50,123	15,952	11,207	27,159
Segment operating profit	$10,954	$1,068	$12,022	$3,602	$4	$3,606
Depreciation and amortization	$6,441	$6,374	$12,815	$6,927	$6,674	$13,601
Capital expenditures (1)	$8,054	1,795	$9,849	$286	$114	$400
Total assets	$113,847	$69,141	$182,988	$607,638	$434,371	$1,042,009
Long-lived assets	$70,944	$47,169	$118,113	$135,942	$84,384	$220,326

(1) Capital expenditures listed above include all cash and non-cash additions to property and equipment, including capital leases and fixed assets recorded in accounts payable at period end.

	Successor
	Three months ended September 30, 2018	Nine months ended September 30, 2018
Reconciliation of the Company's Operating Loss As Reported:	(in thousands)	(in thousands)
Segment operating profits	$10,183	$22,836
General and administrative expense	6,545	17,341
Depreciation and amortization	7,566	22,381
Operating loss	(3,928)	(16,886)
Other expense, net	(2,473)	(7,264)
Pre-tax loss	$(6,401)	$(24,150)

	Successor	Predecessor
	April 13, 2017 through September 30, 2017	January 1 through April 12, 2017
Reconciliation of the Company's Operating Loss As Reported:	(in thousands)	(in thousands)
Segment operating profits	$12,022	$3,606
General and administrative expense	9,588	5,012
Depreciation and amortization	12,815	13,601
Operating loss	(10,381)	(15,007)
Other expense, net	(4,056)	(2,241)
Gain (loss) on reorganization items, net	(1,299)	44,503
Pre-tax income (loss)	$(15,736)	$27,255

	Successor
	September 30, 2018	December 31, 2017
Reconciliation of the Company's Assets As Reported:	(in thousands)
Total reportable segments	$294,422	$215,134
Elimination of internal transactions	(467,770)	(311,147)
Parent	360,319	297,770
Total assets	$186,971	$201,757

13. Supplemental Cash Flow Information

	Successor		Predecessor
	Nine months ended September 30, 2018	April 13 through September 30, 2017	January 1 through April 12, 2017
Cash paid for	(in thousands)		(in thousands)
Interest	$2,486	$657	$453
Supplemental schedule of non-cash investing and financing activities
Changes in accounts payable related to capital expenditures	$3,923	$—	$—
Capital leases on equipment	$2,382	$344	$—
Preferred stock dividends and accretion costs	$—	$—	$10

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

	Successor		Predecessor
	September 30, 2018	December 31, 2017	September 30, 2017	December 31, 2016
	(in thousands)		(in thousands)
Cash and cash equivalents	$6,617	$5,465	$7,568	$20,437
Restricted cash	14,701	30,015	33,979	27,563
Cash and cash equivalents and restricted cash as shown in the consolidated statement of cash flows	$21,318	$35,480	$41,547	$48,000
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

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)," or ASU 2016-02, which increases the transparency and comparability about leases among entities. The new guidance requires lessees to recognize a lease liability and a corresponding lease asset for operating leases with lease terms greater than 12 months. It also requires additional disclosures about leasing arrangements to help users of financial statements better understand the amount, timing, and uncertainty of cash flows arising from leases. ASU 2016-02 becomes effective for interim and annual periods beginning after December 15, 2018 and required a modified retrospective approach to adoption.  In July 2018, the FASB issued ASU No. 2018-11, "Leases" (Topic 842): Targeted Improvements which provides for the election of transition methods between the modified retrospective method and the optional transition relief method. The modified retrospective method is applied to all prior reporting periods presented with a cumulative-effect adjustment recorded in the earliest comparative period while the optional transition relief method is applied beginning in the period of adoption with a cumulative-effect adjustment recorded in such period. Also, this standard allows lessors to elect to not separate non-lease components from the associated lease components if certain criteria are met. The Company has engaged a third party to assist in evaluating the impact of this new standard on its consolidated financial statements and related disclosures. As of September 30, 2018, the Company has identified approximately 400 leases, which includes capital leases on equipment, property leases, salt water disposal wells, and various other leases and is modeling the effects on the financial statements, however has not completed the analysis.  The Company expects to recognize additional lease assets and liabilities related to operating leases with terms longer than one year as result of the pronouncement.  The Company also has not finalized its decision on whether the modified retrospective method or the optional transitional relief method will be adopted.

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
As discussed in Note 2 to the consolidated financial statements in Item 1, we applied fresh start accounting upon emergence from bankruptcy on April 13, 2017, the Effective Date, which resulted in the Company becoming a new entity for financial reporting purposes. The effects of the Plan and the application of fresh start accounting are reflected in our condensed consolidated financial statements from and after April 13, 2017 (Successor). References to the "Successor" pertain to the Company from and after the Effective Date. References to "Predecessor" pertain to the Company prior to the Effective Date.
We provide a wide range of services to a diverse group of companies. During the three months ended September 30, 2018, we provided services to approximately 359 companies. During the nine months ended September 30, 2018 (Successor), we generated consolidated revenues of approximately $124.4 million.
We conduct our operations through the following two business segments:

•
Well Servicing. Our well servicing segment comprised 66.2% of consolidated revenues for the nine months ended September 30, 2018. At September 30, 2018, our well servicing segment utilized our fleet of 168 well servicing rigs, which was comprised of 154 workover rigs and 14 swabbing rigs, as well as 8 coiled tubing spreads and other related assets and equipment. These assets are used to provide (i) well maintenance, including remedial repairs and removal and replacement of downhole production equipment, (ii) well workovers, including significant downhole repairs, re-completions and re-perforations, (iii) completion and swabbing activities, (iv) plugging and abandonment services, and (v) pressure testing of oil and natural gas production tubing and scanning tubing for pitting and wall thickness using tubing testing units.

•
Fluid Logistics. Our fluid logistics segment comprised 33.8% of consolidated revenues for the nine months ended September 30, 2018. Our fluid logistics segment utilized our fleet of owned or leased fluid transport trucks and related assets, including specialized vacuum, high-pressure pump and tank trucks, hot oil trucks, frac tanks, fluid mixing tanks, salt water disposal wells and facilities, and related equipment. These assets are used to provide, transport, store, and dispose of a variety of drilling and produced fluids used in, and generated by, oil and natural gas production. These services are required in most workover and completion projects and are routinely used in daily operations of producing wells.

We believe that our two business segments are complementary and create synergies in terms of selling opportunities. Our multiple lines of service are designed to capitalize on our existing customer base to grow it within existing markets, generate more business from existing customers, and increase our operating performance. By offering our customers the ability to reduce the number of vendors they use, we believe that we help improve our customers’ efficiency. This is demonstrated by the fact that 56.7% of revenues for the nine months ended September 30, 2018, were from customers that utilized services of both of our business segments. Further, by having multiple service offerings that span the life cycle of the well, we believe that we have a competitive advantage over smaller competitors offering more limited services.

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

Factors Affecting Results of Operations

Market Conditions

The oil and natural gas industry experienced a significant decline in oil exploration and production activity that began in the fourth quarter of 2014 and continued into the first half of 2017. The price of West Texas Intermediate (“WTI”) oil fell from a price of $104 per barrel as of June 30, 2014 to a low of $30 per barrel in February of 2016.  Oil prices traded in a range of approximately $45 to $55 in the last half of 2016 and through most of 2017.  During the last half of 2017 oil prices trended upward in response to market conditions, and as of September 30, 2018, the price of WTI was approximately $70 per barrel. As oil prices began to rise, U.S. drilling rig count increased from in 404 rigs in May 2016 to 1,054 rigs in September 2018, an increase of 650, with the count stabilizing in the last half of 2017 then experiencing a modest increase in the first half of 2018.  During this same time period Texas drilling rig count increased from 454 rigs to 529 rigs, an increase of 75 compared to 327 and 451, or an increase of 124 during the same nine month period in 2017.  The two basins in which we operate, the Eagle Ford and Permian, had rig count increases of 9 and 86, respectively, from 21 and 117.  Of note, while we are actively pursuing additional business in the Permian, currently 33.04% of our revenues are generated in the Eagle Ford where the rig count increased by 9.

Below are three charts that provide total U.S. rig counts, total Texas rig counts and WTI oil price trends for the twelve months ended September 30, 2018 and 2017.

Source: Rig counts are per Baker Hughes, Inc. (www.bakerhughes.com). Rig counts are the averages of the weekly rig count activity.

The declines in oil and natural gas prices and exploration activities, that began in 2014 and continued through 2016 and into the first few months of 2017, created a more challenging market for the provision of our services. In response to these market conditions, we implemented cost reduction measures and continued to analyze cost reduction opportunities while ensuring that appropriate functions and capacity were preserved allowing us to be opportunistic as market conditions improved in the second quarter of 2017. Through the first half of 2017, capital spending was largely limited to capital commitments incurred before the market downturn, purchases of certain, limited pieces of equipment with greater operating efficiencies to improve margins, and the purchase of certain equipment under operating leases at the end of their term. In the last part of 2017 and the nine months of 2018, we began maintenance capital spending in response to increased demand for our services.
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

Workover Rig Rates
Our well servicing segment revenues are dependent on the prevailing market rates for workover rigs. Utilization and average rates increased through the first nine months of 2018 (Successor), compared to the periods of April 13 through September 30, 2017 (Successor) and April 1 through April 12, 2017 (Predecessor).

Fluid Logistics Rates

Our fluid logistics segment revenues are dependent on the prevailing market rates for fluid transport trucks and the related assets, including specialized vacuum, high-pressure pump and tank trucks, hot oil trucks, frac tanks, fluid mixing tanks and salt water disposal wells. Pricing and utilization decreased through 2016 and continued through the first quarter of 2017. During the later part of the second quarter of 2017 we began to see improvements in both utilization and pricing. These improvements have continued through the first nine months of 2018.

Operating Expenses

During the third quarter of 2018 (Successor), consolidated operating expenses increased when compared to the periods of April 13 through September 30, 2017 (Successor) and April 1 through April 12, 2017 (Predecessor) were consistent with our increased activity. Future earnings and cash flows will be dependent on our ability to manage our overall cost structure as well as continued efforts to maintain or increase rates to customers.

Capital Expenditures

During the third quarter of 2018, capital expenditures consisted of purchases of equipment and vehicles whose operating leases had reached the end of their term, new well servicing equipment, major equipment overhauls and replacements of heavy trucks.

Results of Operations

Three Months Ended September 30, 2018 (Successor) Compared to the Three Months Ended September 30, 2017

The following tables compare our segment operating results for the three months ended September 30, 2018 (Successor) and three months ended September 30, 2017 (Successor). Operating expenses exclude general and administrative expenses, depreciation, and amortization.

Revenues
	Successor
	Three months ended September 30, 2018	% of total revenue	Three months ended September 30, 2017	% of total revenue
	(in thousands, except percentages)
Well Servicing	$32,175	67.6%	$23,513	68.6%
Fluid Logistics	15,437	32.4%	10,782	31.4%
Total	$47,612		$34,295

Operating Expenses (1)
	Successor
	Three months ended September 30, 2018	% of segment revenue	Three months ended September 30, 2017	% of segment revenue
	(in thousands, except percentages)
Well Servicing	$25,350	78.8%	$16,883	71.8%
Fluid Logistics	12,079	78.2%	10,371	96.2%
Total	$37,429		$27,254

Segment Profit (1)
	Successor
	Three months ended September 30, 2018	Gross margin %	Three months ended September 30, 2017	Gross margin %
	(in thousands, except percentages)
Well Servicing	$6,825	21.2%	$6,630	28.2%
Fluid Logistics	3,358	21.8%	411	3.8%
Total	$10,183	21.4%	$7,041	20.5%
(1) Excluding general and administrative expenses, and depreciation and amortization.
Revenues
Consolidated Revenues. Consolidated revenues during the three months ended September 30, 2018 (Successor) increased as compared to the three months ended September 30, 2017 (Successor) due to increased activity from both our well servicing and fluid logistics customers as they increased activity in response to rising oil prices.
Well Servicing. The revenues from the well servicing segment during the three months ended September 30, 2018 (Successor) increased as compared to the three months ended September 30, 2017 (Successor) due to a 18.4% increase in rates and a 15.3% increase in hours worked.

Fluid Logistics. Our revenues from the fluid logistics segment during the three months ended September 30, 2018 (Successor) increased as compared to the three months ended September 30, 2017 (Successor) due to an increase in average hourly trucking rates, a 21.3% increase in trucking hours and increases from tank rental and skim oil sales. Our principal fluid logistics assets at September 30, 2018 and 2017 were as follows:

	Successor
	September 30, 2018	September 30, 2017
Fluid Logistics segment:
Vacuum trucks	249	261
Other heavy trucks	92	110
Frac tanks	2,865	2,866
Salt water disposal wells (1)	15	16

(1) At September 30, 2018, 10 salt water disposal wells, included in the above well count, were subject to ground leases or other operating arrangements with third parties.
Operating Expenses

	Successor
	Three Months Ended
	September 30, 2018	September 30, 2017
	(in thousands)
Well servicing	$25,350	$16,883
Fluid logistics	12,079	10,371
General and administrative	6,545	6,458
Depreciation and amortization	7,566	7,134
Total expenses	$51,540	$40,846

Consolidated Operating Expenses. Direct operating costs for the three months ended September 30, 2018 (Successor) increased as compared to the three months ended September 30, 2017 (Successor), consistent with our increased activity.
Well Servicing. Direct operating costs for our well servicing segment for the three months ended September 30, 2018 (Successor) increased as compared to the three months ended September 30, 2017 (Successor). This increase was primarily attributable to higher labor, fuel costs and equipment rental costs resulting from the coiled tubing division of our well servicing segment preparing to deploy additional equipment. Other costs were consistent with the increased activity experienced during the period.
Fluid Logistics. Direct operating costs for our fluid logistics segment for the three months ended September 30, 2018 (Successor) increased as compared to the three months ended September 30, 2017 (Successor), consistent with increased activity. Fluid logistics costs as a percentage of fluid logistics revenue were 78.3% for the three months ended September 30, 2018 (Successor) compared to 96.2% for the three months ended September 30, 2017 (Successor). This percentage decrease was primarily a result of reduced labor costs as a percentage of revenue due to higher composite customer rates, increased rentals, increased skim oil sales, and improved utilization and efficiencies of our work force with additional activity. Additionally, repairs and maintenance expense and property tax expense declined and gain on disposal of assets increased as we disposed of older or non-productive assets.
General and Administrative Expenses. General and administrative expenses for the three months ended September 30, 2018 (Successor) increased as compared to the three months ended September 30, 2017 (Successor). General and administrative expenses as a percentage of revenues was 13.7% and 18.8% for the three months ended September 30, 2018 (Successor) and the three months ended September 30, 2017 (Successor), respectively. This decrease as a percentage of revenue is primarily due to increased revenues and lower professional fees.
Depreciation and Amortization. Depreciation and amortization expenses for the three months ended September 30, 2018 (Successor) increased slightly compared to the three months ended September 30, 2017 (Successor) due to the addition of new capital assets placed into service in the current quarter.
Other Income (Expense)

	Successor
	Three Months Ended
	September 30, 2018	September 30, 2017
	(in thousands)
Interest income	$1	$5
Interest expense	(2,474)	(2,170)
Other income (expense), net	$(2,473)	$(2,165)

Income tax expense	$32	$260

Interest Expense. Interest expense for the three months ended September 30, 2018 (Successor) increased when compared to the three months ended September 30, 2017 (Successor). Interest expense for the three months ended September 30, 2018 primarily related to interest on our New Loan Agreement along with more third party equipment leases.

Income Taxes. We recognized income tax expense of $32 thousand for the three months ended September 30, 2018 (Successor). We recognized income tax expense of $260 thousand for the three months ended September 30, 2017 (Successor). Our effective tax rate was 0.5% for the three months ended September 30, 2018 (Successor). Our effective tax rate was (3.0)% for the three months ended September 30, 2017 (Successor) due to the fact that the Company has recorded a full valuation allowance against its net deferred assets. At September 30, 2018 (Successor), we estimate our NOL carryforwards were approximately $74.4 million. On December 22, 2017, the Tax Reform Act was signed into law. The legislation significantly changed U.S. tax law by, among other things, lowering the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018. As a result of the decrease in the corporate income tax rate, we revalued our ending net deferred tax assets at December 31, 2017, but did not recognize any income tax impact in 2017 due to the offsetting change in the valuation allowance.

Nine Months Ended September 30, 2018 Compared to the Periods of April 13, 2017 through September 30, 2017 (Successor) and January 1 through April 12, 2017 (Predecessor)

The following tables compare the operating results of our segments for nine months ended September 30, 2018, the periods of April 13, 2017 through September 30, 2017 (Successor) and January 1, 2017 through April 12, 2017 (Predecessor) (in thousands, except percentages). Operating expenses exclude general and administrative expenses, depreciation and amortization and impairment.

Revenues
	Successor				Predecessor
	Nine months ended September 30, 2018	% of revenue	April 13 through September 30, 2017	% of revenue	January 1 through April 12, 2017	% of revenue
Well Servicing	$82,406	66.2%	$41,652	67.0%	$19,554	63.6%
Fluid Logistics	42,038	33.8%	20,493	33.0%	11,211	36.4%
Total	$124,444		$62,145		$30,765

Operating Expenses (1)
	Successor				Predecessor
	Nine months ended September 30, 2018	% of segment revenue	April 13 through September 30, 2017	% of segment revenue	January 1 through April 12, 2017	% of segment revenue
Well Servicing	$67,689	82.1%	$30,698	73.7%	$15,952	81.6%
Fluid Logistics	33,919	80.7%	19,425	94.8%	11,207	100.0%
Total	$101,608		$50,123		$27,159

Segment Profit (1)
	Successor				Predecessor
	Nine months ended September 30, 2018	Gross margin %	April 13 through September 30, 2017	Gross margin %	January 1 through April 12, 2017	Gross margin %
Well Servicing	$14,717	17.9%	$10,954	26.3%	3,602	18.4%
Fluid Logistics	8,119	19.3%	1,068	5.2%	4	—%
Total	$22,836	18.4%	$12,022	19.3%	$3,606	11.7%
(1) Excluding general and administrative expenses, depreciation and amortization, and impairment of assets.

Revenues
Consolidated Revenues. Consolidated revenues during the nine months ended September 30, 2018 increased as compared to the periods of April 13, 2017 through September 30, 2017 (Successor) and January 1, 2017 through April 12, 2017 (Predecessor) primarily due to increased activity from both our well servicing and fluid logistics customers as they increased utilization in response to rising oil prices.

Well Servicing. Revenues from our well servicing segment during the nine months ended September 30, 2018 increased as compared to the periods of April 13, 2017 through September 30, 2017 (Successor) and January 1, 2017 through April 12, 2017 (Predecessor) due to a 16.6% increase in hours and a 15.3% increase in rates.

Fluid Logistics. Revenues from our fluid logistics segment during the nine months ended September 30, 2018 increased as compared to the periods of April 13, 2017 through September 30, 2017 (Successor) and January 1, 2017 through April 12, 2017 (Predecessor) driven by an increase in average hourly trucking rates, skim oil revenues, rental income and a 11.8% increase in hours.
Operating Expenses

	Successor		Predecessor
	Nine months ended September 30, 2018	April 13 through September 30, 2017	January 1 through April 12, 2017
Well servicing	$67,689	$30,698	$15,952
Fluid logistics	33,919	19,425	11,207
General and administrative	17,341	9,588	5,012
Depreciation and amortization	22,381	12,815	13,601
Total expenses	$141,330	$72,526	$45,772

Consolidated Operating Expenses. Direct operating expenses during the nine months ended September 30, 2018 increased as compared to the periods of April 13, 2017 through September 30, 2017 (Successor) and January 1, 2017 through April 12, 2017 (Predecessor) consistent with increased activities in both our well servicing and fluid logistics segments.
Well Servicing. Direct operating costs for our well servicing segment during the nine months ended September 30, 2018 increased as compared to the periods of April 13, 2017 through September 30, 2017 (Successor) and January 1, 2017 through April 12, 2017 (Predecessor). This increase was primarily attributable to higher labor, insurance costs and fuel costs resulting from the coiled tubing division of our well servicing segment preparing to deploy additional equipment. Other costs were consistent with the increased activity experienced during the period.
Fluid Logistics. Direct operating costs for our fluid logistics segment during the nine months ended September 30, 2018 increased as compared to the periods of April 13, 2017 through September 30, 2017 (Successor) and January 1, 2017 through April 12, 2017 (Predecessor) due to higher gain on sales of assets in the Predecessor period and increases in fuel costs. Fluid logistics costs as a percentage of fluid logistics revenue were 80.7%, 94.8% and 100.0% for the nine months ended September 30, 2018 and the periods of April 13 through September 30, 2017 (Successor) and January 1 through April 12, 2017 (Predecessor), respectively. This percentage decrease was primarily a result of reduced labor costs as a percentage of revenue due to higher composite customer rates and improved utilization and efficiencies of our work force with additional activity.
General and Administrative Expenses. General and administrative expenses as a percentage of revenues were 13.9%, 15.4% and 16.3% during the nine months ended September 30, 2018 and for the periods of April 13, 2017 through September 30, 2017 (Successor) and January 1, 2017 through April 12, 2017 (Predecessor), respectively. General and administrative expenses during the nine months ended September 30, 2018 increased as compared to the periods of April 13, 2017 through September 30, 2017 (Successor) and January 1, 2017 through April 12, 2017 (Predecessor). The increase is attributable to an increase in transaction costs related to potential acquisitions.
Depreciation and Amortization. Depreciation and amortization expenses during the nine months ended September 30, 2018 decreased as compared to the periods of April 13, 2017 through September 30, 2017 (Successor) and of January 1, 2017 through April 12, 2017 (Predecessor) due to a decrease in the depreciable value of property and equipment as a result of fresh start accounting.

Other Income (Expense)

	Successor	Predecessor
	Nine months ended September 30, 2018	April 13 through September 30, 2017	January 1 through April 12, 2017
Interest income	$3	$11	$13
Interest expense	(7,267)	(4,067)	(2,254)
Gain (loss) on reorganization items, net	—	(1,299)	44,503
Other income (expense), net	$(7,264)	$(5,355)	$42,262

Income tax expense (benefit)	$(422)	$243	$27
Interest Expense. Interest expense during the nine months ended September 30, 2018 increased as compared to the periods of April 13, 2017 through September 30, 2017 (Successor) and January 1, 2017 through April 12, 2017 (Predecessor) due to higher interest rates on the New Loan Agreement and a reduction in interest expense on the Prior Senior Notes during the first quarter of 2017, because such interest was no longer incurred after the date of Bankruptcy Petitions discharged in the chapter 11 cases.
Gain (Loss) on Reorganization Items, Net. Gain (loss) on reorganization items, net was $(1.3) million and $44.5 million for the periods of April 13, 2017 through September 30, 2017 (Successor) and January 1, 2017 through April 12, 2017 (Predecessor), respectively. There were no reorganization costs for the same period in the current year. For the Predecessor period, the $44.5 million gain was generated by the settlement of liabilities subject to compromise of $140.4 million offset by the fresh start and reorganization adjustments of $87.1 million and legal, professional fess and loan costs of $8.8 million.

Income Taxes. We recognized an income tax benefit of $0.4 million during the nine months ended September 30, 2018, income tax expense of $0.2 million during the period April 13, 2017 through September 30, 2017 (Successor) and income tax expense of less than $0.1 million for the period of January 1, 2017 through April 12, 2017 (Predecessor). Our effective tax rate was (1.7)% during the nine months ended September 30, 2018 due to increased benefit resulting from the expiration of certain foreign tax liabilities in which the statute of limitations expired. Our effective tax rate was 1.5% and 0.1% for the periods of April 13, 2017 through September 30, 2017 (Successor) and January 1, 2017 through April 12, 2017 (Predecessor), respectively. On December 22, 2017, the Tax Reform Act was signed into law. The legislation significantly changed U.S. tax law by, among other things, lowering the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018. As a result of the decrease in the corporate income tax rate, we revalued our ending net deferred tax assets at December 31, 2017, but did not recognize any income tax impact in 2017 due to the offsetting change in the valuation allowance.

Adjusted EBITDA

“Adjusted EBITDA” is defined as income (loss) from continuing operations before interest, taxes, depreciation, amortization, gain (loss) on early extinguishment of debt and non-cash stock based compensation, excluding non-recurring items. Management does not include gain (loss) on extinguishment of debt, non-cash stock based compensation or other nonrecurring items in its calculations of EBITDA because it believes that such amounts are not representative of our core operations. Further, management believes that most investors exclude gain (loss) on extinguishment of debt, stock based compensation recorded under FASB ASC Topic 718 and other nonrecurring items from customary EBITDA calculations as those items are often viewed as either non-recurring and not reflective of ongoing financial performance or have no cash impact on operations.

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

•	Other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

Reconciliation of Net Income (Loss) to Adjusted EBITDA
(Unaudited)

	Successor		Predecessor
	Nine months ended September 30, 2018	April 13 through September 30, 2017	January 1 through April 12, 2017
	(in thousands)		(in thousands)
Net income (loss)	$(23,728)	$(15,979)	$27,228
Interest income	(3)	(11)	(13)
Interest expense	7,267	4,067	2,254
Income tax (benefit) expense	(422)	243	27
Depreciation and amortization	22,381	12,815	13,601
Share-based compensation	755	—	—
Acquisition related costs	2,776	—	—
Restructuring expenses	190	—	—
Gain on disposal of assets	(427)	(338)	(950)
(Gain) loss on reorganization items, net	—	1,299	(44,503)
Adjusted EBITDA	$8,789	$2,096	$(2,356)

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

As of September 30, 2018 (Successor), we had $6.6 million in unrestricted cash and cash equivalents and $57.5 million in contractual debt.

Restricted cash at September 30, 2018 (Successor) was $14.7 million. The components of restricted cash at September 30, 2018 included $6.0 million related to the New Loan Agreement which is subject to satisfaction of certain release restrictions and $8.7 million in a cash collateral account related to letters of credit and our corporate credit card program under the New Regions Letter of Credit Facility. The release conditions set forth in the New Loan Agreement include, among other things, (i) no default or event of default under the New Loan Agreement having occurred or being continuing as of the date of the requested release of proceeds of the New Loan Agreement, or that would exist after giving effect to the release requested to be made on such date, and (ii) our unrestricted cash and cash equivalents being less than $7.0 million after giving pro forma effect to the requested release.

The $57.5 million in contractual debt was comprised of $50.8 million for the New Loan Agreement net of debt issuance costs and $6.7 million in equipment notes. Of our total debt, $2.1 million was short-term debt outstanding on the current portion of long-term debt and $55.5 million of the outstanding contractual debt was classified as long-term debt.

New Loan Agreement

Forbes Energy Services LLC, or the Borrower, is the borrower under the New Loan Agreement. The Borrower’s obligations have been guaranteed by FES Ltd. and by Texas Energy Services, LLC, C.C. Forbes, LLC and Forbes Energy International, LLC, each direct subsidiaries of the Borrower and indirect subsidiaries of FES Ltd. The New Loan Agreement provides for a term loan of $50.0 million, which was fully funded on the Effective Date. Subject to certain exceptions and permitted encumbrances, the obligations under this loan are secured by a first priority security interest in substantially all the assets of the Company other than cash collateralizing the New Regions Letters of Credit Facility. Such term loan has a stated maturity date of April 13, 2021. The proceeds of such term loan are only permitted to be used for (i) the payment on account of the Prior Senior Notes in an amount equal to $20.0 million; (ii) the payment of costs, expenses and fees incurred on or prior to the Effective Date in connection with the preparation, negotiation, execution and delivery of the New Loan Agreement and documents related thereto; and (iii) subject to satisfaction of certain release conditions set forth in the New Loan Agreement, for general operating, working capital and other general corporate purposes of the Borrower not otherwise prohibited by the terms of the New Loan Agreement. The release conditions set forth in the New Loan Agreement include, among other things, (i) no default or event of default under the New Loan Agreement having occurred or being continuing as of the date of the requested release of proceeds of the New Loan Agreement, or that would exist after giving effect to the release requested to be made on such date, and (ii) the Company’s unrestricted cash and cash equivalents being less than $7.0 million after giving pro forma effect to the requested release. At September 30, 2018, $6.0 million included in restricted cash was subject to these release restrictions.

Borrowings under this term loan bear interest at a rate equal to five percent (5%) per annum payable quarterly in cash, or the Cash Interest Rate, plus (ii) an initial rate for paid in kind interest of seven percent (7%) commencing April 13, 2017 to be capitalized and added to the principal amount of the term loan on the first day of each quarter, or at the election of the Borrower, paid in cash. The paid in kind interest increases by two percent (2%) twelve months after the Effective Date and every twelve months thereafter until maturity. Upon and after the occurrence of an event of default, the Cash Interest Rate will increase by two percentage points per annum. At September 30, 2018, the applicable interest rate was 14% per annum.

The New Loan Agreement includes customary negative covenants for an asset-based term loan, including covenants limiting our ability to, among other things, (i) effect mergers and consolidations, (ii) sell assets, (iii) create or suffer to exist any lien, (iv) make certain investments, (v) incur debt and (vi) transact with affiliates. In addition, the New Loan Agreement includes customary affirmative covenants for an asset-based term loan, including covenants regarding the delivery of financial statements, reports and notices to the Agent. The New Loan Agreement also contains customary representations and warranties and event of default provisions for a secured term loan. At September 30, 2018, we were in compliance with our New Loan Agreement.

New Regions Letters of Credit Facility

On the Effective Date, we entered into the New Regions Letters of Credit Facility pursuant to which Regions may issue, upon request by the Company, letters of credit and continue to provide charge cards for use by the Company. Amounts available under the New Regions Letters of Credit Facility are subject to customary fees and are secured by a first-priority lien on, and security interest in, a cash collateral account with Regions containing cash equal to at least (i) 105% of the sum of (a) all amounts owing for any drawings under letters of credit, including any reimbursement obligations, (b) the aggregate undrawn amount of all outstanding letters of credit, (c) all sums owing to Regions or any affiliate pursuant to any letter of credit document and (d) all obligations of the Company arising thereunder, including any indemnities and obligations for reimbursement of expenses and (ii) 120% of the aggregate line of credit for charge cards issued by Regions to the Company. The fees for each letter of credit for the period from and excluding the date of issuance of such letter of credit to and including the date of expiration or termination, are equal to (x) the average daily face amount of each outstanding letter of credit multiplied by (y) a per annum rate determined by Regions from time to time in its discretion based upon such factors as Regions shall determine, including, without limitation, the credit quality and financial performance of the Company. As of September 30, 2018, such rate was 3.00%. In the event we are unable to repay amounts due under the New Regions Letters of Credit Facility, Regions could proceed against such cash collateral account. Regions has no commitment under the New Regions Letters of Credit Facility to issue letters of credit. At September 30, 2018, the facility had $8.6 million in letters of credit outstanding.

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

Cash Flows from Operating Activities

Cash flows from operating activities were $(2.0) million, $(8.7) million and $(4.3) million for the nine months ended September 30, 2018 (Successor) and the periods of April 13, 2017 through September 30, 2017 (Successor) and January 1, 2017 through April 12, 2017 (Predecessor), respectively. The change in cash used in operating activities was primarily related to changes in working capital including increases in accounts receivable offset by increases accounts payable and accrued liabilities.

Cash Flows from Investing Activities

Cash flows from investing activities were $(10.7) million, $(3.0) million and $0.5 million for the nine months ended September 30, 2018 (Successor) and the periods of April 13, 2017 through September 30, 2017 (Successor) and January 1, 2017 through April 12, 2017 (Predecessor), respectively. The change was primarily due to increased purchases of property and equipment for our coiled tubing division of our well servicing segment for the nine months ended September 30, 2018 (Successor).

Cash Flows from Financing Activities

Cash flows from financing activities were $(1.5) million, $(0.7) million and $9.6 million for the nine months ended September 30, 2018 (Successor) and the periods of April 13, 2017 through September 30, 2017 (Successor) and January 1, 2017 through April 12, 2017 (Predecessor), respectively. The amounts in the Successor periods related to debt payments on our equipment loans. The cash provided by financing activities for the period January 1, 2017 through April 12, 2017 (Predecessor), which included the impact of cash transactions occurring upon emergence from bankruptcy, was due to net proceeds from the New Loan Agreement, offset in part by repayment of the Prior Loan Agreement, repayment of the Prior Senior Notes, and payment of debt issuance costs related to the New Loan Agreement.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Security and Exchange Commission, or the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2018, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures over financial reporting were effective.

Changes in Internal Control over Financial Reporting
On January 1, 2018, we adopted ASC 606, Revenue from Contracts with Customers. Although the new revenue recognition standard did not have a material impact on our revenue recognition, we nevertheless implemented changes to our processes related to revenue recognition and the control activities within them.
There was no change in our internal control over financial reporting (as defined in Rules 13-a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

There are no pending material legal proceedings, and the Company is not aware of any material threatened legal proceedings, to which the Company is a party or to which its property is subject that would have a material adverse effect on the Company's financial statements as of September 30, 2018.

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

FORBES ENERGY SERVICES LTD.

November 14, 2018	By:	/s/ JOHN E. CRISP
John E. Crisp Chairman, Chief Executive Officer and President (Principal Executive Officer)

November 14, 2018	By:	/S/ L. MELVIN COOPER
L. Melvin Cooper Senior Vice President, Chief Financial Officer and Assistant Secretary (Principal Financial and Accounting Officer)