Form 10-K
period 2018-12-31
Forbes Energy Services Ltd.
filed 2019-04-01
CIK 1434842

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________________
Form 10-K
____________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    ☐  Yes    ☒  No
The aggregate market value of the stock held by non-affiliates of the registrant as of June 30, 2018, the last business day of the most recently completed second fiscal quarter, was $14,229,216 (based on a closing price of $9.00 per share and 1,581,024 shares held by non-affiliates).
As of March 25, 2019, there were 5,439,247 common shares outstanding.

FORBES ENERGY SERVICES LTD. AND SUBSIDIARIES

i

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K and any oral statements made in connection with it include certain forward-looking statements within the meaning of the federal securities laws. You can generally identify forward-looking statements by the appearance in such a statement of words like “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project” or “should” or other comparable words or the negative of these words. When you consider our forward-looking statements, you should keep in mind the risk factors we describe and other cautionary statements we make in this Annual Report on Form 10-K. Our forward-looking statements are only predictions based on expectations that we believe are reasonable. Our actual results could differ materially from those anticipated in, or implied by, these forward-looking statements as a result of known risks and uncertainties set forth below and elsewhere in this Annual Report on Form 10-K. These factors include or relate to the following:

•	the effect of the continuing industry-wide downturn in and the cyclical nature of, energy exploration and development activities;

•	continuing incurrence of operating losses due to such downturn;

•	oil and natural gas commodity prices;

•	market response to global demands to curtail use of oil and natural gas;

•	capital budgets and spending by the oil and natural gas industry;

•	the ability or willingness of the Organization of Petroleum Exporting Countries, or OPEC, to set and maintain production levels for oil;

•	oil and natural gas production levels by non-OPEC countries;

•	supply and demand for oilfield services and industry activity levels;

•	our ability to maintain stable pricing;

•	possible impairment of our long-lived assets;

•	potential for excess capacity;

•	competition;

•	substantial capital requirements;

•
significant operating and financial restrictions under our loan and security agreement which provides for a term loan of $60.0 million, or the Term Loan Agreement, and a loan of $50 million, or the Bridge Loan;

•	technological obsolescence of operating equipment;

•	dependence on certain key employees;

•	concentration of customers;

•	substantial additional costs of compliance with reporting obligations, the Sarbanes-Oxley Act and Term Loan Agreement covenants;

•	seasonality of oilfield services activity;

•	collection of accounts receivable;

•	environmental and other governmental regulation;

•	the potential disruption of business activities caused by the physical effects, if any, of climate change;

•	risks inherent in our operations;

•	ability to fully integrate future acquisitions;

•	variation from projected operating and financial data;

•	variation from budgeted and projected capital expenditures;

•	volatility of global financial markets; and

•	the other factors discussed under “Risk Factors” beginning on page 10 of this Annual Report on Form 10-K.

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

iii

PART I

Item 1.Business
Overview
Forbes Energy Services Ltd., or FES Ltd., is an independent oilfield services contractor that provides a wide range of well site services to oil and natural gas drilling and producing companies to help develop and enhance the production of oil and natural gas. These services include well maintenance, completion services, workovers and re-completions, plugging and abandonment, tubing testing, fluid hauling and fluid disposal. Our operations are concentrated in the major onshore oil and natural gas producing regions of Texas, plus one location in Pennsylvania. We believe that our broad range of services, which extends from initial drilling, through production, to eventual abandonment, is fundamental to establishing and maintaining the flow of oil and natural gas throughout the life cycle of our customers’ wells. Our headquarters and executive offices are located at 3000 South Business Highway 281, Alice, Texas 78332. We can be reached by phone at (361) 664-0549.
As used in this Annual Report on Form 10-K, the “Company,” “we,” and “our” mean FES Ltd. and its subsidiaries, except as otherwise indicated.
On January 22, 2017, FES Ltd. and its then domestic subsidiaries, or collectively, the Debtors, filed voluntary petitions, or the Bankruptcy Petitions, for reorganization under chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Texas-Corpus Christi Division, or the Bankruptcy Court, pursuant to the terms of a restructuring support agreement that contemplated the reorganization of the Debtors pursuant to a prepackaged plan of reorganization, as amended and supplemented, the Plan. On March 29, 2017, the Bankruptcy Court entered an order confirming the Plan. On April 13, 2017, or the Effective Date, the Plan became effective pursuant to its terms and the Debtors emerged from their chapter 11 cases.
As discussed in Note 18 to the Consolidated Financial Statements, we applied fresh start accounting upon emergence from bankruptcy on the Effective Date, which resulted in the Company becoming a new entity for financial reporting purposes. The effects of the Plan and the application of fresh start accounting are reflected in our Consolidated Financial Statements from and after April 13, 2017 (Successor). References to the "Successor" pertain to the Company from and after the Effective Date. References to "Predecessor" pertain to the Company prior to the Effective Date.
On November 16, 2018, we completed our acquisition of Cretic Energy Services, LLC (Cretic). Cretic provides coiled tubing services to E&P companies in the United States, primarily in the Permian Basin in Texas . The total consideration we paid for this acquisition was approximately $69.4 million in cash. We funded the Cretic acquisition with $50.0 million in proceeds from our Bridge Loan, $10.0 million addition to our Term Loan Agreement and cash, cash equivalents and cash-restricted on hand. We believe this acquisition has significantly enhanced our coiled tubing services and our position in the Permian Basin. See Note 4 - Acquisition of Cretic Energy Services, LLC to our Consolidated Financial Statements included in this Annual Report on From 10-K for further discussion regarding the acquisition of Cretic.
We provide a wide range of services to a diverse group of companies. For the year ended December 31, 2018, we provided services to 563 companies. John E. Crisp, Steve Macek and our senior management team have cultivated deep and ongoing relationships with these customers during their combined experience of over 40 years in the oilfield services industry. Similarly, Joe Michetti, who headed Cretic prior to our acquisition, has 26 years of experience in the oilfield services industry.
We conduct our operations through the following three business segments:

•
Well Servicing. Our well servicing segment comprised 45.9% of our consolidated revenues for the year ended December 31, 2018. Our well servicing segment utilizes our fleet of well servicing rigs, which at December 31, 2018 was comprised of 150 workover rigs and 13 swabbing rigs and other related assets and equipment. These assets are used to provide (i) well maintenance, including remedial repairs and removal and replacement of downhole production equipment, (ii) well workovers, including significant downhole repairs, re-completions and re-perforations, (iii) completion and swabbing activities, (iv) plugging and abandonment services, and (v) pressure testing of oil and natural gas production tubing and scanning tubing for pitting and wall thickness using tubing testing units.

•
Coiled Tubing. Our coiled tubing segment comprised 21.9% or our consolidated revenues for the year ended December 31, 2018.  This segment utilizes our fleet of 15 coiled tubing units, of which 11 are large diameter units (2 3/8” or larger).  These units provide a range of services accomplishing a wide variety of goals including horizontal completions, well bore clean-outs and maintenance, nitrogen services, thru-tubing services, formation stimulation using acid and other chemicals, and other pre- and post-hydraulic fracturing well preparation services.

•
Fluid Logistics. Our fluid logistics segment comprised 32.2% of our consolidated revenues for the year ended December 31, 2018. Our fluid logistics segment utilizes our fleet of owned or leased fluid transport trucks and related assets, including specialized vacuum, high-pressure pump and tank trucks, hot oil trucks, frac tanks, fluid mixing tanks, salt water disposal wells and facilities, and related equipment. These assets are used to provide, transport, store, and dispose of a variety of drilling and produced fluids used in, and generated by, oil and natural gas production. These services are required in most workover and completion projects and are routinely used in daily operations of producing wells.
We believe that our three business segments are complementary and create synergies in terms of selling opportunities. Our multiple lines of service are designed to capitalize on our existing customer base to grow it within existing markets, generate more business from existing customers, and increase our operating performance. By offering our customers the ability to reduce the number of vendors they use, we believe that we help improve our customers’ efficiency. This is demonstrated by the fact that 65.2% of our revenues for the year ended December 31, 2018 were from customers that utilized services of two of our business segments. Further, by having multiple service offerings that span the life cycle of the well, we believe that we have a competitive advantage over smaller competitors offering more limited services.
The following table summarizes the number of locations and major components of our equipment fleet at December 31, 2018:

December 31, 2018
Locations	22
Well Servicing Segment:
Workover rigs	150
Swabbing rigs	13
Other heavy trucks	29
Tubing testing units	9
Coiled Tubing Segment:
Coiled tubing units	15
Fluid Logistics Segment:
Vacuum trucks	249
Other heavy trucks	94
Frac and fluid mixing tanks	2,834
Salt water disposal wells (1)	15

(1)
At December 31, 2018, 14 salt water disposal wells, included in the above well count, were subject to verbal or written ground leases or other operating arrangements with third parties. The above well count does not include one well that has been permitted and drilled but has not been completed.

Corporate Structure
FES Ltd. was initially organized as a Bermuda exempt company on April 9, 2008. On August 12, 2011, FES Ltd. discontinued its existence as a Bermuda entity and converted into a Texas corporation, or the Texas Conversion. FES Ltd. has been and is the holding company for all of our operations. Forbes Energy Services LLC, or FES LLC, a Delaware limited liability company, is a wholly-owned subsidiary of FES Ltd. that acts as an intermediate holding company for our direct and indirect wholly-owned operating companies that have conducted our business historically: C.C. Forbes, LLC, or CCF, TX Energy Services, LLC, or TES, Forbes Energy International, LLC, or FEI, and since its acquisition effective November 16, 2018, Cretic.
Under the Plan, all of FES Ltd.’s previously outstanding equity interests, which included FES Ltd.’s prior common stock, par value $0.04 per share, or the Old Common Stock, FES Ltd.’s prior preferred stock, awards under FES Ltd.’s prior incentive compensation plans, and the preferred stock purchase rights under the rights agreement dated as of May 19, 2008, as subsequently amended on July 8, 2013, between FES Ltd. and CIBC Mellon Trust Company, as rights agent, in FES Ltd. were extinguished without recovery, FES Ltd. was "converted" to a Delaware corporation and FES Ltd. created a new class of common stock, par value $0.01 per share, or the New Common Stock.
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

•
High Level of Customer Retention. Our top customers include many of the largest integrated and independent oil and natural gas companies operating onshore in the United States. We believe that our success comes from growing in our existing markets with existing customers due to the quality of our well servicing rigs, our personnel, and our safety record. We believe members of our senior management team have maintained excellent working relationships with our top customers in the United States with their combined experience in the oilfield services industry. We believe the complementary nature of our three business segments also helps us to retain customers because of the efficiency we offer a customer with multiple needs at the wellsite. Notably, 65.2% of our total revenues for the year ended December 31, 2018 were from customers that utilize services in two of our business segments. Further, by having multiple service offerings that span the life cycle of the well, we believe that we have a competitive advantage over smaller competitors offering more limited services.

•
Industry-Leading Safety Record. During the year ended December 31, 2018, we had approximately 22.7% fewer reported incidents than the industry average as published by the Bureau of Labor Statistics. We believe that our safety record and reputation are critical factors to purchasing and operations managers in their decision-making process. We have a strong safety culture based on our training programs and safety seminars for our employees and customers. For example, for several years, members of our senior management have played an integral part in joint safety training meetings with customer personnel. In addition, our deployment of new well servicing rigs with enhanced safety features has contributed to our strong safety record and reputation.

•
Experienced Senior Management Team and Operations Staff. Our executive operations management team of John E. Crisp, Steve Macek and, since November 16, 2018, Joe Michetti, have over 100 years of combined experience within the oilfield services industry. In addition, our next level of management, which includes our division, regional and location managers, has an average of over 38 years of experience in the industry.

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

Description of Business Segments
Well Servicing Segment
Through our fleet of 163 well servicing rigs, which was comprised of 150 workover rigs and 13 swabbing rigs, as of December 31, 2018, located in 11 operational areas across Texas and one in Pennsylvania, we provide a comprehensive offering of well services to oil and natural gas companies, including completions of newly drilled oil and natural gas wells, wellbore maintenance, workovers and recompletions, tubing testing, and plugging and abandonment services. As a result of the downturn, 81 rigs were stacked at December 31, 2018. Our well servicing rig fleet has an average age of less than eleven years. As part of our operational strategy, we enhanced our design specifications to improve the operational and safety characteristics of our well servicing rigs compared with some of the older well servicing rigs operated by others in the industry. These include increased derrick height and weight ratings and increased mud pump horsepower. We believe these enhanced features translate into increased demand for our equipment and services along with better pricing for our equipment and personnel. In addition, we augment our well servicing rig fleet with auxiliary equipment, such as mud pumps, power swivels, mud plants, mud tanks, blow-out preventers, lighting plants, generators, pipe racks, and tongs, which results in incremental rental revenue and increases financial performance of a typical well servicing job.
We provide the following services in our well servicing segment:

•
Completions. Utilizing our well servicing rig fleet, we perform completion services, which involve wellbore cleanout, well prepping for fracturing, drilling, setting and retrieving plugs, fishing operations, tool conveyance and logging, cementing, well unloading, casing and packer testing, pump-down plug, velocity strings, perforating, acidizing and/or stimulating a wellbore, along with swabbing operations that are utilized to clean a wellbore prior to production. Completion services are generally shorter term in nature and involve our equipment operating on a site for a period of two to three days, although some fishing jobs, which involve the recovery of equipment lost or stuck in the wellbore, can take longer.

•
Maintenance. Through our fleet of well servicing rigs, we provide for the removal and repair of sucker rods, downhole pumps, and other production equipment, repair of failed production tubing, and removal of sand, paraffin, and other downhole production-related byproducts that impair well performance. These operations typically involve our well servicing rigs operating on a wellsite for five to seven days.

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

Coiled Tubing Segment
Our fleet of 15 coiled tubing units is comprised of 11 large diameter units (2 3/8” and larger) and four smaller diameter units.  Seven of the large diameter units were acquired with the acquisition of Cretic as disclosed in Note 4 - Acquisition of Cretic Energy Services LLC. Our high capacity fleet can accommodate optimally designed work strings that are the size and length to efficiently meet the long lateral requirements in the most challenging well bores. The units are utilized in a wide range of well completion and intervention operations. The services offered are customized to the customer's job specific requirements. Our coiled tubing fleet has an average age of less than 7 years.
We provide the following services in our coiled tubing segment:

•
Completions. Utilizing our coiled tubing fleet, we perform completion services, which involve wellbore cleanout, well prepping for fracturing, fishing operations, tool conveyance and logging, cementing, well unloading, casing and packer testing, pump-down plug, velocity strings, perforating, acidizing and/or stimulating a wellbore. Completion services are generally shorter term in nature and involve our equipment operating on a site for a period of two to three days, although some fishing jobs, which involve the recovery of equipment lost or stuck in the wellbore, can take longer.

•
Maintenance. Through our fleet of coiled tubing units, we provide for removal of scale, sand, paraffin, and other downhole production-related byproducts that impair well performance. These operations typically involve our coiled tubing equipment operating on a wellsite for five to seven days.

•
Workovers and Recompletions. We provide workover and recompletion services for existing wellbores. These services are designed to significantly enhance production by re-perforating to initiate or re-establish productivity from an oil or natural gas wellbore. These operations are typically longer term in nature and involve our coiled tubing units operating on a wellsite for one to two weeks at a time.

Fluid Logistics Segment
Our fluid logistics segment provides an integrated array of oilfield fluid sales, transportation, storage, and disposal services that are required on most workover, drilling, and completion projects and are routinely used in daily operations of producing wells by oil and natural gas producers. We have a substantial operational footprint with 11 fluid logistics locations across Texas as of December 31, 2018, and an extensive fleet of transportation trucks, high-pressure pump trucks, hot oil trucks, frac tanks, fluid mixing tanks and salt water disposal wells. This combination of services enables us to provide a one-stop source for oil and natural gas companies. Although there are some large operators in our areas with whom we compete, we believe that the vast majority of our smaller competitors in this segment can provide some, but not all, of the equipment and services required by customers, thereby requiring our customers to use several companies to meet their requirements and increasing their administrative burden. In addition, by pursuing an integrated approach to service, we experience increased asset utilization rates, as multiple assets are usually required to service a customer.
We provide the following services in our fluid logistics segment:

•
Fluid Hauling. As of December 31, 2018, we owned 249 fluid service vacuum trucks, trailers, and other hauling trucks equipped with a fluid hauling capacity of up to 150 barrels per unit, with most of the units having a capacity of 130 barrels. As a result of the industry downturn, 21 trucks and trailers were stacked at December 31, 2018. Each fluid service truck unit is equipped to pump fluids from or into wells, pits, tanks, and other on-site storage facilities. The majority of our fluid service truck units are also used to transport water to fill frac tanks on well locations, including frac tanks provided by us and others, to transport produced salt water to disposal wells, including injection wells owned and/or operated by us, and to transport drilling and completion fluids to and from well locations. In conjunction with frac tank rentals, we use fluid service trucks to transport water for use by our customers in fracturing operations. Following completion of fracturing operations by our customers, our fluid service trucks are used to transport the flowback produced as a result of the fracturing operations from the wellsite to disposal wells. We also operate several hot oil trucks which are capable of providing heated water and oil for use in well and pipe maintenance.

•
Disposal Services. Most oil and natural gas wells produce varying amounts of salt water throughout their productive lives. Under Texas law, oil and natural gas waste and salt water produced from oil and natural gas wells are required to be disposed of in authorized facilities, including permitted salt water disposal wells. Disposal, or injection, wells are licensed by state authorities and are completed in permeable formations below the fresh water table. As of December 31, 2018, we operated 15 disposal wells in 13 locations across Texas, with an aggregate injection capacity of approximately 196,000 barrels per day. The wells are permitted to dispose of salt water and incidental non-hazardous oil and natural gas wastes throughout our operational bases in Texas. It is our intent to locate the salt water disposal wells in close proximity to the producing wells of our customers. Although, in the normal course of production development, it is not uncommon for drilling and production activity to migrate closer to or farther away from our disposal wells. We maintain separators at all of our disposal wells that permit us to reclaim residual crude oil that we sell.

•
Equipment Rental. As of December 31, 2018, we owned a fleet of 2,834 fluid storage tanks that can store up to 500 barrels of fluid each. This equipment is used by oilfield operators to store various fluids at the wellsite, including fresh water, brine and acid for frac jobs, flowback, temporary production, and drilling fluids. We transport the tanks with our trucks to well locations that are usually within a 75-mile radius of our nearest location. Frac tanks are used during all phases of the life of a producing well. A typical fracturing operation conducted by a customer can be completed within four days using five to 40 or more frac tanks. We believe we maintain one of the youngest frac tank fleets in the industry with an average equipment age of approximately eight years.

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
Financial Information about Segments and Geographic Areas
See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 13 to our Consolidated Financial Statements included in this Annual Report on Form 10-K for further discussion regarding financial information by segment and geographic location.
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
Sales Organization
Our sales structure is primarily decentralized where each of our business regions cultivates and maintains relationships with customer representatives who manage operations in their respective regions. At the regional level, management maintains relationships with key personnel in the operators' branch or division offices and in each business unit function. In the field, regional managers, yard managers and supervisors are the primary point of contact for sales to operator field representatives. At the corporate level, our Chief Executive Officer and Director of Business Development work with account managers who are assigned to our larger customers, act as liaison between customer contacts, including purchasing managers and the appropriate contacts within each function of the Forbes organization. Sales representatives typically serve multiple roles and in that way are involved in most aspects of the sales cycle, from order fulfillment to billing. Our customers represent both large and small independent oil and natural gas companies that are largely managed at the field level, and depending on the structure, have corporate procurement groups also coordinating supply chain decisions. These corporate procurement groups are the primary focus of our designated sales personnel. We cross-market our well servicing rigs along with our fluid logistics services, thereby offering our customers the ability to minimize vendors, which we believe improves the efficiency of our customers. This is demonstrated by the fact that 65.2% of our revenues for the year ended December 31, 2018 were from customers that utilized services of two of our business segments.
Employees
As of December 31, 2018, we had 1,178 employees.
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
Competition
Our competition includes small regional service providers as well as larger companies with operations throughout the continental United States and internationally. Our larger competitors are Basic Energy Services, Inc., Superior Energy Services, Inc., Key Energy Services, Inc., C&J Energy Services, Inc., and Stallion Oilfield Services, Ltd. Because of their size, we believe these companies market a large portion of their work to the major oil and natural gas companies. In addition to rates, we compete primarily on the basis of the age and quality of our equipment, our safety record, the quality and expertise of our employees, and our responsiveness to customer needs.

Customers
We served 563 customers for the year ended December 31, 2018. For the year ended December 31, 2018, our largest customer comprised approximately 14.1% of our total revenues; our five largest customers comprised approximately 44.2% of our total revenues; and our ten largest customers comprised approximately 54.6% of our total revenues. During the year ended December 31, 2018, Conoco Phillips, Chesapeake Energy and EOG Resources made up 14.1%, 10.3%, and 8.3% of our total revenues, respectively. The loss of our largest customer or of several of the customers in the top ten would materially adversely affect our revenues and results of operations. There can be no assurance that lost revenues could be replaced in a timely manner or at all.
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
Environmental Regulations
Our operations are subject to various federal, state and local laws and regulations in the United States pertaining to health, safety, and the environment. Laws and regulations protecting the environment have become more stringent over the years, and in certain circumstances may impose strict, joint and several liability, rendering us potentially liable for environmental damage without regard to negligence or fault on our part and for environmental response costs for which others have contributed. Moreover, cleanup costs, penalties, and other damages arising as a result of new, or changes to existing, environmental laws and regulations could be substantial and could have a material adverse effect on our financial condition, results of operations, and cash flows. We believe that we conduct our operations in substantial compliance with current federal, state, and local requirements related to health, safety and the environment. There were no known material environmental liabilities at December 31, 2018 and 2017.
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
•The Debtors entered into the Term Loan Agreement, with certain financial institutions party thereto from time to time as lenders, or the Lenders, and Wilmington Trust, National Association, as agent for the Lenders;
•FES Ltd. adopted the Management Incentive Plan, which provides for the issuance of equity-based awards with respect to, in the aggregate, up to 750,000 shares of New Common Stock;
•The Debtors’ loan and security agreement governing their revolving credit facility dated as of September 9, 2011 as subsequently amended, or the Prior Loan Agreement, with Regions Bank, or Regions, as the sole lender party thereto, or the Lender, was terminated and a new letter of credit facility was entered into with Regions, or the Regions Letters of Credit Facility, which covers letters of credit and the Company's credit card program;
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
For more information regarding our emergence from bankruptcy, see Note 18 - Chapter 11 Proceedings in our Consolidated Financial Statements, below.
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
Beginning in October 2014, through 2015 and the first half of 2017, oil prices worldwide dropped significantly. While market conditions generally improved somewhat in the second half of 2017 and continued through most of 2018, any significant reduction in commodity prices could cause the cancellation or curtailment of additional drilling programs and the lowering of production spending on existing wells in the future. Lower oil and natural gas prices could also cause our customers to seek to terminate, renegotiate, or fail to honor our service contracts.
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
A substantial portion of our accounts receivable are with customers involved in the oil and natural gas industry, whose revenues are also affected by fluctuations in oil and natural gas prices, including the substantial decline in oil prices in recent years. Collection of some of these receivables will be more difficult, and due to economic factors affecting this industry, we may experience an increase in uncollectible accounts. Failure to collect a significant level of receivables from one or more customers could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
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
Our customer base is concentrated within the oil and natural gas production industry and loss one or more significant customers could cause our revenue to decline substantially.
We served 563 customers for the year ended December 31, 2018. For the year ended December 31, 2018, our largest customer comprised approximately 14.1% of our total revenues; our five largest customers comprised approximately 44.2% of our total revenues; and our ten largest customers comprised approximately 54.6% of our total revenues, respectively. Our top 100 customers amounted to 91.1% for the year ended December 31, 2018. The loss of our top customer or of several of our top customers would adversely affect our revenues and results of operations. We may be able to replace customers lost with other customers, but there can be no assurance that lost revenues could be replaced in a timely manner with the same margins or, perhaps, at all.
Our Term Loans and publicly traded notes that were issued in February 2019 and operating lease commitments could restrict our operations and make us more vulnerable to adverse economic conditions.
As of December 31, 2018 (Successor), our long-term debt, including current portions, was $130.4 million and our commitment for operating leases was $13.3 million. In the event a decline in activity is encountered, our level of indebtedness and lease payment obligations may adversely affect operations and limit our growth. Our level of indebtedness and lease payments may affect our operations in several ways, including the following:

•	by increasing our vulnerability to general adverse economic and industry conditions;

•	due to the fact that the covenants that are contained in the Term Loan Agreement limit our ability to borrow funds, dispose of assets, pay dividends and make certain investments;

•
due to the fact that any failure to comply with the covenants of the Term Loan Agreement (including failure to make the required interest payments) could result and did result in an event of default under the Term Loan Agreement, which would result in all outstanding indebtedness due under the Term Loan Agreement becoming immediately due and payable;

•	all of our indebtedness may become immediately due and payable; and

•	due to the fact that our level of debt may impair our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, or other general corporate purposes.
These restrictions could have a material adverse effect on our business, financial position, results of operations, and cash flows, and the ability to satisfy the obligations under the Term Loan Agreement. Accordingly, an event of default could result in all or a portion of our outstanding debt under our debt agreements becoming immediately due and payable. If this occurred, we might not be able to obtain waivers or secure alternative financing to satisfy all of our obligations simultaneously, which would adversely affect our business and operations.
Impairment of our long-term assets may adversely impact our financial position and results of operations.
We have recorded asset impairment charges in the past. We periodically evaluate our long-lived assets, including our property and equipment, and intangible assets. In performing these assessments, we project future cash flows on an undiscounted basis for long-lived assets and compare these cash flows to the carrying amount of the related assets. These cash flow projections are based on our current operating plans, estimates and judgmental assumptions. We perform the assessment of potential impairment for our property and equipment and intangibles whenever facts and circumstances indicate that the carrying value of those assets may not be recoverable due to various external or internal factors. In such event, if we determine that our estimates of future cash flows were inaccurate or our actual results are materially different from what we have predicted, we could record additional impairment charges in future periods, which could have a material adverse effect on our financial position and results of operations.
The industry in which we operate is highly competitive.
The oilfield services industry is highly competitive and we compete with a substantial number of companies, some of which have greater technical and financial resources than we have. Examples of our larger competitors performing both well servicing and fluid logistics are Basic Energy Services, Inc., Superior Energy Services, Inc., Key Energy Services, Inc., and C&J Energy Services, Inc. Our largest competitor that competes with our fluid logistics segment is Stallion Oilfield Services, Ltd. Our ability to generate revenues and earnings depends primarily upon our ability to win bids in competitive bidding processes and to perform awarded projects within estimated times and costs. There can be no assurance that competitors will not substantially increase the resources devoted to the development and marketing of products and services that compete with ours or that new or existing competitors will not enter the various markets in which we are active. In certain aspects of our business, we also compete with a number of small and medium-sized companies that, like us, have certain competitive advantages such as low overhead costs and specialized regional strengths. Although activity has increased in 2017 and 2018, it is still at reduced levels compared to prior years. These levels continue to result in pricing pressure in certain markets and lines of business and may result in lower revenues or margins to us.
The Term Loan Agreement imposes significant operating and financial restrictions on us that may prevent us from pursuing certain business opportunities and restrict or limit our ability to operate our business.
The Term Loan Agreement contains covenants that restrict or limit our ability to take various actions, such as:

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
In addition, our Term Loan Agreement requires us to satisfy certain financial conditions, some of which become more restrictive over time, and may require us to reduce our debt or take some other action in order to comply with them. The failure to comply with any of these financial conditions, including the covenants, would cause a default under our Term Loan Agreement. A default under any of our indebtedness, if not waived, could result in the acceleration of such indebtedness or other indebtedness, in which case the debt would become immediately due and payable. In the event of any acceleration of our indebtedness, we may not be able to pay our debt or borrow sufficient funds to refinance it, and any holders of secured indebtedness may seek to foreclose on the assets securing such indebtedness. Even if new financing is available, it may not be available on terms that are acceptable to

us. These restrictions could also limit our ability to obtain future financings, make needed capital expenditures, withstand a downturn in our business or the economy in general, or otherwise conduct necessary corporate activities. We also may be prevented from taking advantage of business opportunities that arise because of the limitations imposed on us by the restrictive covenants under our Term Loan Agreement or existing limitations on the incurrence of additional indebtedness, including in connection with acquisitions. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of our Term Loan Agreement.
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
Our success is dependent upon our key management, technical and field personnel, especially John E. Crisp, our President and Chief Executive Officer, Steve Macek, our Executive Vice President and Chief Operating Officer, and Joe Michetti, President and Co-Chief Operating Officer of FES, LLC. Any loss of the services of any of these officers, or managers with strong relationships with customers or suppliers, or a sufficient number of other key employees could have a material adverse effect on our business and operations. Our ability to expand our services is dependent upon our ability to attract and retain additional qualified employees.
We expect that we will continue to incur significant costs as a result of being obligated to comply with Securities Exchange Act reporting requirements, the Sarbanes-Oxley Act, and the Term Loan Agreement covenants and that our management will be required to devote substantial time to compliance matters.
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
In an interpretative guidance on climate change disclosures, the SEC indicated that climate change could have an effect on the severity of weather (including hurricanes and floods), sea levels, the arability of farmland, and water availability and quality. If any such effects were to occur, they could have an adverse effect on our assets and operations or the assets and operations of our customers. We may not be able to recover through insurance some or any of the damages, losses, or costs that may result should the potential physical effects of climate change occur. Unrecovered damages and losses incurred by our customers could result in decreased demand for our services.
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
We are subject to extensive governmental regulation.
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
In connection with our emergence from Chapter 11 bankruptcy proceedings, we experienced an ownership change for the purposes of Sec. 382 of the Code. At December 31, 2018 we estimate that we have $72.7 million gross NOL’s, of which $39.4 million NOL’s are considered an uncertain tax position and not recognized in our financial statements. We have filed for a ruling from the Internal Revenue Service (“IRS”), which, if successful, would restore the $39.4 million in NOL’s from our prebankruptcy period. Consequently, if we are successful in obtaining a ruling from the IRS the $39.4 million of NOL’s would be subject to annual limitation under the provisions of Sec. 382. Any subsequent ownership changes under the provisions of Section 382 could further adversely affect the use of our NOLs in future periods.

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

•
restrictions on the ability of a person who would be an “interested stockholder” (as defined in our Certificate of Incorporation) to effect various business combinations with us for a three-year period;

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

We have incurred additional indebtedness to finance the Cretic Acquisition and may not be able to meet our debt service requirements.
In connection with the acquisition of Cretic completed on November 16, 2018 (the “Cretic Acquisition”), we increased our already substantial indebtedness. The significant increase in our indebtedness is $51.8 million in publicly traded notes issued in February 2019 which bear interest at 5% and are convertible into the company’s common stock as discussed in Note 8 of the consolidated financial statements.
Our high degree of leverage could have important consequences for us, including:

•	reducing the benefits we expect to receive from the Cretic Acquisition;

•	increasing our vulnerability to adverse economic, industry, or competitive developments;

•
making it more difficult for us to satisfy our obligations with respect to our indebtedness and any failure to comply with the obligations of any of our debt instruments, including restrictive covenants and borrowing conditions, could result in an event of default under the agreements governing our indebtedness;

•	restricting us from making other strategic acquisitions or causing us to make non-strategic divestitures;

•	limiting our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions and general corporate or other purposes; and

•
limiting our flexibility in planning for, or reacting to, changes in our business or market conditions and placing us at a competitive disadvantage compared to our competitors who are less highly leveraged and who, therefore, may be able to take advantage of opportunities that our leverage prevents us from exploiting.

We cannot assure you that our business will generate sufficient cash flow from operations to enable us to pay such debt as it becomes due. If we fail to generate sufficient cash flow from future operations to meet any such future debt service obligations, we may need to refinance all or a portion of such debt on or before maturity. We cannot assure you that we will be able to refinance any debt that we have incurred or may incur in the future on attractive terms, commercially reasonably terms or at all. Our future operating performance and our ability to service, extend or refinance any indebtedness will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control. Our inability to generate sufficient cash flows to satisfy our debt obligations, or to refinance our indebtedness on commercially reasonable terms or at all, would materially and adversely affect our business, financial condition and operating results. If we cannot make scheduled payments on our indebtedness, we would be in default, which could result in an acceleration of any such indebtedness, the termination of lenders’ commitments to loan money and, in the case of secured indebtedness, allow the applicable lenders to foreclose against the assets securing such indebtedness.
We may not realize the growth opportunities that are anticipated from the Cretic Acquisition.
The benefits that are expected to result from the Cretic Acquisition will depend, in part, on our ability to realize the growth opportunities we anticipate from the Cretic Acquisition. Our success in realizing these growth opportunities, and the timing of this realization, depends, in part, on the successful integration of Cretic. Even if we are able to integrate Cretic successfully, this integration may not result in the realization of the full benefits of the growth opportunities that we currently expect, nor can we give assurances that these benefits will be achieved when expected or at all. For example, we may not be able to eliminate duplicative costs. Moreover, we also expect to incur expenses in connection with the integration of Cretic. While it is anticipated that certain expenses will be incurred to fully integrate Cretic’s operations, such expenses are difficult to estimate accurately, and may exceed current estimates. Accordingly, the benefits from the Cretic Acquisition may be offset by costs incurred or delays in integrating the businesses. In addition, the integration of Cretic may result in material unanticipated problems, expenses, liabilities, regulatory risks, competitive responses, and diversion of management’s attention.
The completion of the integration of Cretic could adversely affect our business, financial results, and operations, and the market price of shares of our common stock.
The integration of Cretic could cause disruptions and create uncertainty surrounding our business and affect our relationships with our customers and employees. In addition, we have diverted significant management resources to complete the Cretic Acquisition and its integration, which could have a negative impact on our ability to manage existing operations or pursue alternative strategic transactions, which could adversely affect our business, financial condition and results of operations. As a result of investor perceptions about the terms or benefits of the Cretic Acquisition, the market price of shares of our common stock may decline.
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
Changes to the U.S. federal tax laws in late 2017 could have a negative impact on our business operations, financial condition and earnings.
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
RISKS RELATING TO OUR 2017 EMERGENCE FROM BANKRUPTCY
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
We filed with the Bankruptcy Court projected financial information through the end of fiscal year ending December 31, 2019, to demonstrate to the Bankruptcy Court the feasibility of the Plan and our ability to continue operations following our emergence from the chapter 11 cases. Those projections were prepared solely for the purpose of the chapter 11 cases and have not been, and will not be, updated on an ongoing basis and should not be relied upon by investors. At the time they were prepared, the projections reflected numerous assumptions concerning our anticipated future performance with respect to then prevailing and anticipated market and economic conditions that were and remain beyond our control and that may not materialize. Projections are inherently subject to substantial and numerous uncertainties and to a wide variety of significant business, economic and competitive risks and the assumptions underlying the projections and/or valuation estimates may prove to be wrong in material respects. Actual results will likely vary significantly from those contemplated by the projections. As a result, investors should not rely on these projections.
Additionally, we applied fresh start reporting in our financial statements commencing as of April 13, 2017. As a result of fresh start accounting, our consolidated financial statements from and after April 13, 2017 are not comparable to our financial statements prior to such date.

Item 1B.	Unresolved Staff Comments
None

Item 2.	Properties
The following sets forth the principal locations from which the Company currently conducts its operations. The Company leases or rents all of the properties set forth below, except for the Alice rig yard, the San Ygnacio truck yard, the Big Lake truck yard and the Madisonville truck yard which are owned by the Company.

Locations	Date in Service	Service Offering
South Texas
Alice	9/1/2003	Fluid Logistics
Alice	9/1/2003	Well Servicing
Freer	9/1/2003	Fluid Logistics
San Ygnacio	4/1/2004	Fluid Logistics
Goliad	8/1/2005	Fluid Logistics
Bay City	9/1/2005	Fluid Logistics
Edna	2/1/2006	Well Servicing
Three Rivers	8/1/2006	Fluid Logistics
Carrizo Springs	12/1/2006	Fluid Logistics
Victoria	2/15/2011	Well Servicing
Giddings	1/1/2013	Well Servicing
Pleasanton	3/6/2013	Coiled Tubing
Agua Dulce	8/1/2014	Well Servicing
West Texas
San Angelo	7/1/2006	Well Servicing
Monahans	8/31/2007	Well Servicing/Fluid Logistics
Odessa	9/30/2007	Coiled Tubing
Big Lake	7/16/2008	Fluid Logistics
Midland	11/1/2012	Fluid Logistics
East Texas
Marshall	12/1/2005	Fluid Logistics
Carthage	3/1/2007	Well Servicing
Madisonville	8/1/2013	Fluid Logistics
Pennsylvania
Indiana	7/9/2009	Well Servicing

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
On January 22, 2017, the Debtors filed the Bankruptcy Petitions for reorganization under chapter 11 of the United States Bankruptcy Code in the Bankruptcy Court, pursuant to the terms of a restructuring support agreement that contemplated the reorganization of the Debtors pursuant to a prepackaged plan of reorganization, as amended and supplemented, the Plan. On March 29, 2017, the Bankruptcy Court entered an order confirming the Plan. On April 13, 2017, or the Effective Date, the Plan became effective pursuant to its terms and the Debtors emerged from their chapter 11 cases. For more information regarding the bankruptcy, see Note 18 - Chapter 11 Proceedings of our Consolidated Financial Statements, below.

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
The Company has never declared a cash dividend on its New Common Stock (or its Old Common Stock) and has no plans of doing so now or in the foreseeable future. Additionally, the Term Loan Agreement prohibits the payment of dividends on our New Common Stock. Subject to that limitation in the Term Loan Agreement, the declaration of dividends on the New Common Stock, if any, in the future would be subject to the discretion of our Board, which may consider factors such as our results of operations, financial condition, capital needs, liquidity, and acquisition strategy, among other factors.

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
Overview
We are an independent oilfield services contractor that provides well site services to oil and natural gas drilling and producing companies to help develop and enhance the production of oil and natural gas. These services include fluid hauling, fluid disposal, well maintenance, completion services, workovers and recompletions, plugging and abandonment, and tubing testing. Our operations are concentrated in the major onshore oil and natural gas producing regions of Texas, with an additional location in Pennsylvania.
Cretic Energy Services, LLC Acquisition
On November 16, 2018, we completed our acquisition of Cretic Energy Services, LLC (Cretic). Cretic provides coiled tubing services to E&P companies in the United States, primarily in the Permian Basin in Texas . The total consideration we paid for the acquisition was approximately $69.4 million in cash. We funded the Cretic acquisition with $50.0 million in proceeds from our Bridge Loan, a $10.0 million addition to our Term Loan Agreement and cash, cash equivalents and cash-restricted on hand. We believe this acquisition has significantly enhanced our coiled tubing services and our position in the Permian Basin. See Note 4 - Acquisition of Cretic Energy Services, LLC to our Consolidated Financial Statements included in this Annual Report on Form 10-K for further discussion regarding the acquisition of Cretic.
Going forward, we intend to pursue selective, accretive acquisitions of complementary assets, businesses and technologies, and believe we are well positioned to capture attractive opportunities due to our market position, customer relationships and industry experience and expertise.
Market Conditions
The oil and natural gas industry experienced a significant decline in oil exploration and production activity that began in the fourth quarter of 2014 and continued into the first half of 2017. During 2017 oil prices trended upward in response to market conditions, and remained stable through most of 2018. In the fourth quarter of 2018 we experienced a decline in completion activity, primarily impacting our coiled tubing segment, as oil prices declined and takeaway capacity in the Permian basin began to impact completions. We expect that as commodity prices have improved in 2019 and take away capacity is added to the Permian Basin over 2019, demand for completion driven services will increase, resulting from newly drilled wells and completing previously drilled uncompleted wells whose counts increased substantially in 2018. Additionally, we believe continued aging of horizontal wells through 2019 and future periods, and customers choosing to increase production through accretive regular well maintenance in these horizontal wells, will strengthen demand and pricing for our well maintenance services over the next several years. On December 31, 2018, the price of WTI was approximately $45.15 per barrel. As oil prices began to rise, U.S. drilling rig count increased from in 404 rigs in May 2016 to 1,083 rigs in December 2018, an increase of 679, with the count stabilizing in the last half of 2017 then experiencing a modest increase in the first half of 2018.  During this same time period Texas drilling rig count increased from 173 rigs to 532 rigs, an increase of 359. The two basins in which we primarily operate, the Eagle Ford and Permian, had rig count increases of 10 and 88 from December 31, 2017 to December 31, 2018, respectively.  Of note, while we are actively pursuing additional business in the Permian Basin, 65.6% of our 2018 consolidated revenues were generated in the Eagle Ford where the rig count increased by 10.
Below are three charts that provide total U.S. rig counts, total Texas rig counts and WTI oil price trends for the twelve months ended December 31, 2018 and 2017.

Source: Rig counts are per Baker Hughes, Inc. (www.bakerhughes.com). Rig counts are the averages of the weekly rig count activity.

Impact of the Current Environment
The declines in oil and natural gas prices and exploration activities that began in 2014 and continued through the first half of 2017 created a challenging market for the provision of our services. In response to the market conditions in 2015 and 2016, we implemented cost reduction measures and continue to analyze cost reduction opportunities today while ensuring that appropriate functions and capacity are preserved to allow us to be opportunistic in the current environment. During the second half of 2017, and through most of 2018, market conditions improved.
Although market conditions are improving, we continue to focus on meeting our customers' expectations and adjusting our cost structure where possible. We are also maintaining our focus on maximizing use of our active operating assets, and maintaining cost controls that were established in the prior twenty-four months.
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
Workover Rig Rates
Our well servicing segment revenues are dependent on the prevailing market rates for workover rigs. During the year ended December 31, 2018, well service rig utilization and rates increased 7.4% and 20.8%, respectively, as a result of increasing oil and natural gas prices. In comparison, 2017 well service rig utilization and rates increased 23.9% and 8.6% respectively, due to the market improvements in 2017. During 2017 and 2018, we regained a portion of utilization and the pricing that declined in 2015 and 2016 when oil and gas prices dropped, utilization decreased and our customers requested rate reductions.
Coiled Tubing Rates
Our coiled tubing segment revenues are dependent on the prevailing rates for coiled tubing units.  For the year ended December 31, 2018, coiled tubing units billable hours increased 135.5%, respectively as compared to 2017, due to an upturn in the market, the addition of two additional large diameter coil units in mid-2018 and the acquisition of Cretic.  Our composite coiled tubing rate per hour increased 24.8% with the market upturn and the addition of nine large diameter units during 2018 (the two Forbes purchased plus the seven acquired from Cretic) whose hourly rates are greater than those of the smaller diameter units.  The market driven share of the increase in rates was due to increasing oil and natural gas prices which led to more completions during the first three quarters of 2018.  During the fourth quarter we saw demand for our coiled tubing units decrease which resulted in a decrease in our rates.  The fourth quarter rates have continued through the first quarter of 2019.
Fluid Logistics Rates
Our fluid logistics segment revenues are dependent on the prevailing market rates for fluid transport trucks and the related assets, including specialized vacuum, high-pressure pump and tank trucks, hot oil trucks, frac tanks, fluid mixing tanks, and salt water disposal wells.  We use our fluid transport truck rates as a key indicator of our fluid logistics environment.  During 2018 our fluid transport truck rates increased approximately 10.5% as compared to 2017 and hours increased approximately 13.7%.
Operating Expenses
During 2018, although consolidated operating expenses increased in total, they decreased as a percentage of revenues (noted under 'Results of Operations' below) as market conditions improved. The decrease in operating expenses as a percentage of revenues was primarily driven cost reduction measures implemented in prior years. We continue to focus on managing our overall cost structure as well as on efforts to maintain or increase rates to customers.
Seasonality and Cyclical Trends
Our operations are impacted by seasonal factors. Historically, our business has been negatively impacted during the winter months due to inclement weather, fewer daylight hours, and holidays. We typically experience a significant slowdown during the Thanksgiving and Christmas holiday seasons. Our well servicing rigs and coiled tubing units are mobile and we operate a significant number of oilfield vehicles. During periods of heavy snow, ice or rain, we may not be able to move our equipment between locations, thereby reducing our ability to generate rig, coiled tubing or truck hours. In addition, the majority of our well servicing rigs work only during daylight hours. In the winter months, as daylight time becomes shorter, the amount of time that the well servicing rigs work is shortened, having a negative impact on total hours worked.
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
Results of Operations
The following tables compare the operating results of our segments for the year ended December 31, 2018 (Successor), the period April 13, 2017 through December 31, 2017 (Successor) and the period January 1, 2017 through April 12, 2017 (Predecessor) (in thousands, except percentages). Segment profit excludes general and administrative expenses and depreciation and amortization.

Revenues
	Successor				Predecessor
	Year Ended December 31, 2018	% of revenue	April 13 through December 31, 2017	% of revenue	January 1 through April 12, 2017	% of revenue
Well Servicing	$83,035	45.9%	$53,343	55.2%	$17,353	56.4%
Coiled Tubing	39,572	21.9%	10,573	11.0%	2,201	7.2%
Fluid Logistics	58,291	32.2%	32,565	33.8%	11,211	36.4%
Total	$180,898		$96,481		$30,765

Direct Operating Expenses(1)
	Successor				Predecessor
	Year Ended December 31, 2018	% of segment revenue	April 13 through December 31, 2017	% of segment revenue	January 1 through April 12, 2017	% of segment revenue
Well Servicing	$67,889	81.8%	$42,720	80.1%	$13,845	79.8%
Coiled Tubing	32,384	81.8%	6,432	60.8%	2,107	95.7%
Fluid Logistics	46,552	79.9%	31,083	95.4%	11,207	100.0%
Total	$146,825		$80,235		$27,159

Segment Profit (1)
	Successor				Predecessor
	Year Ended December 31, 2018	Segment profit %	April 13 through December 31, 2017	Segment profit %	January 1 through April 12, 2017	Segment profit %
Well Servicing	$15,146	18.2%	$10,623	19.9%	$3,508	20.2%
Coiled Tubing	7,188	18.2%	4,141	39.2%	94	4.3%
Fluid Logistics	11,739	20.1%	1,482	4.6%	4	—%
Total	$34,073	18.8%	$16,246	16.8%	$3,606	11.7%

(1) Excluding general and administrative expenses and depreciation and amortization.

Revenues
Consolidated Revenues. Consolidated revenues during the year ended December 31, 2018 (Successor) increased as compared to the period April 13 through December 31, 2017 (Successor) and the period January 1 through April 12, 2017 (Predecessor). This was a direct result of increased spending by our customers during this period due to increased activity and rising oil and natural gas prices.
Well Servicing. Revenues from our well servicing segment during the year ended December 31, 2018 (Successor) increased as compared to the period April 13 through December 31, 2017 (Successor) and the period January 1 through April 12, 2017 (Predecessor) due to a 17.5% increase in well service rig hours and an increase in rates.
Coiled Tubing.  Revenues from our coiled tubing segment during the year ended December 31, 2018 (Successor) increased as compared to the period April 13 through December 31, 2017 (Successor) and the period from January 1, 2017 through April 12, 2017 (Predecessor) due to a 135.5% increase in coiled tubing unit hours.  The increase in hours resulted from the addition of two large diameter coiled tubing units in 2018 and the acquisition of Cretic in November of 2018.  Our revenues for the coiled tubing segment totaled $39.6 million for the year ended December 31, 2018, of which $5.9 million related to the Cretic acquisition.
Fluid Logistics. Revenues from our fluid logistics segment during the year ended December 31, 2018 (Successor) increased as compared to the period April 13 through December 31, 2017 (Successor) and the period January 1 through April 12, 2017 (Predecessor) due to an increase in our trucking hours and rates of 13.7% and 10.5%, respectively.
Segment Profit
Well Servicing. Segment profit from our well servicing segment during the year ended December 31, 2018 (Successor) increased as compared to the period April 13 through December 31, 2017 (Successor) and the period January 1 through April 12, 2017 (Predecessor) due to an increase in revenues offset by a slight increase in expenses as a percentage of revenues. Contributing factors included an increase in well service rig hours and rates.
Coiled Tubing.  Segment profit from our coiled tubing segment during the year ended December 31, 2018 (Successor) increased as compared to the period April 13 through December 31, 2017 (Successor) and the period January 1, 2017 through April 12, 2017 (Predecessor) due to a significant increase in revenues from our organic growth plans for our coiled tubing segment and the acquisition of Cretic in the fourth quarter of 2018.  The increase in segment profits was reduced by the acquisition of Cretic in the fourth quarter of 2018 as we began to integrate the acquisition into Forbes and make the appropriate adjustments resulting from the downturn in oil and natural gas prices during this period.

Fluid Logistics. Segment profit from our fluid logistics segment during the year ended December 31, 2018 (Successor) increased as compared to the period April 13 through December 31, 2017 (Successor) and the period January 1 through April 12, 2017 (Predecessor) due to an increase in revenue and direct operating cost as a percentage of revenue decreasing. The increase in revenue was primarily related to the rental of frac tanks and operations associated with our water disposal operations, along with an increase in trucking hours and rates.
Operating Expenses
The following tables compares our operating expenses for the year ended December 31, 2018 (Successor), the period April 13 through December 31, 2017 (Successor) and the period January 1 through April 12, 2017 (Predecessor) (in thousands).

	Successor		Predecessor
	Year Ended December 31, 2018	April 13 through December 31, 2017	January 1 through April 12, 2017
Well servicing direct operating expenses	$67,889	$42,720	$13,845
Coiled tubing direct operating expenses	32,384	6,432	2,107
Fluid logistics direct operating expenses	46,552	31,083	11,207
General and administrative	25,390	14,229	5,012
Depreciation and amortization	30,543	20,051	13,601
Total expenses	$202,758	$114,515	$45,772
Well Servicing Direct Operating Expenses. Direct operating expenses for our well servicing segment for the year ended December 31, 2018 (Successor) increased as compared to the period April 13 through December 31, 2017 (Successor) and the period January 1 through April 12, 2017 (Predecessor). Well servicing expenses as a percentage of well servicing revenues were 81.8% for the year ended December 31, 2018 (Successor) compared to 80.1% and 79.8% for the period April 13 through December 31, 2017 (Successor) and the period January 1 through April 12, 2017 (Predecessor), respectively. The increase was attributable to higher wages associated with the higher revenues along with increases in repairs and maintenance, supplies and parts, fuel costs and settlement and litigation costs. Our settlement and litigation costs totaled $1.8 million in 2018.
Coiled Tubing Direct Operating Expenses.  Direct operating expenses for our coiled tubing segment for the year ended December 31, 2018 (Successor) increased as compared to the period April 13, 2017 through December 31, 2017 (Successor) and the period from January 1 through April 12, 2017 (Predecessor) due to an increase in activity along with the acquisition of Cretic.  As a percentage of revenues our direct operating costs totaled 81.8% for the year ended December 31, 2018 as compared to 60.8% for 2017. Direct operating expenses related to Cretic totaled $5.9 million.
Fluid Logistics Direct Operating Expenses. Direct operating expenses for our fluid logistics segment for the year ended December 31, 2018 (Successor) increased as compared to the period April 13 through December 31, 2017 (Successor) and the period January 1 through April 12, 2017 (Predecessor) due to an increase in payroll and payroll related costs, settlement and litigation costs, repairs and maintenance offset by a gain on the sale of certain fluid logistics equipment. Fluid logistics expenses as a percentage of fluid logistics revenues were 79.9% for the year ended December 31, 2018 (Successor) compared to 95.4% and 100.0% for the period April 13 through December 31, 2017 (Successor) and the period January 1 through April 12, 2017 (Predecessor), respectively. Our settlement and litigation costs totaled $0.8 million during the year ended December 31, 2018.
General and Administrative Expenses. General and administrative expenses as a percentage of revenues were 14.0%, 14.7% and 16.3% for the year ended December 31, 2018 (Successor), the period April 13 through December 31, 2017 (Successor) and the period January 1 through April 12, 2017 (Predecessor), respectively. General and administrative expenses for 2018 included approximately $5.2 million related to professional, accounting and legal fees associated with the Cretic acquisition. General and administrative expenses for the period April 13 through December 31, 2017 (Successor) and the period January 1 through April 12, 2017 (Predecessor) were impacted by professional fees associated with our Chapter 11 restructuring. Assuming no acquisitions in 2019, we would expect our general and administrative expenses as a percentage of revenues to be lower in 2019.
Depreciation and Amortization. Depreciation and amortization expenses for the year ended December 31, 2018 (Successor) decreased compared to the period April 13 through December 31, 2017 (Successor) and the period January 1 through April 12, 2017 (Predecessor) due to a decrease in the depreciable value of property and equipment in the Successor periods as a result of fresh start accounting. For 2019 we expect depreciation and amortization to increase from the acquisition of Cretic.

Other Income (Expense)

	Successor		Predecessor
	Year Ended December 31, 2018	April 13 through December 31, 2017	January 1 through April 12, 2017
Interest income	$8	$11	$13
Interest expense	(11,158)	(6,420)	(2,254)
Reorganization items, net	$—	$(1,299)	$44,503
Other income (expense), net	$(11,150)	$(7,708)	$42,262

Income tax expense (benefit)	$(403)	$243	$27

Interest Expense. Interest expense for the year ended December 31, 2018 (Successor) increased as compared to the period April 13 through December 31, 2017 (Successor) and the period January 1 through April 12, 2017 (Predecessor) due to the debt outstanding under the Term Loan Agreement for all of 2018, plus associated amortization of deferred financing costs. In addition, the Company incurred significant debt with the acquisition of Cretic, including third party equipment capital leases.
Reorganization Items, net. Reorganization items, net was a loss of $1.3 million for the period April 13 through December 31, 2017 (Successor) and a gain of $44.5 million for the period January 1 through April 12, 2017 (Predecessor). For the period January 1 through April 12, 2017 (Predecessor), the $44.5 million gain was generated by the settlement of liabilities subject to compromise of $140.4 million, offset by the fresh start and reorganization adjustments of $87.1 million and legal and professional fees and loan costs of $8.8 million. There were no reorganization costs for the year ended December 31, 2018 (Successor).
Income Taxes. We recognized an income tax benefit of $0.4 million for the year ended December 31, 2018 (Successor), compared to $0.2 million of income tax expense for the period April 13 through December 31, 2017 (Successor) and $27 thousand of income tax expense for the period January 1 through April 12, 2017 (Predecessor). Our effective tax rate was (1.2)%, (0.9)% and 0.1% for the year ended December 31, 2018 (Successor), the period April 13 through December 31, 2017 (Successor) and the period January 1 through April 12, 2017 (Predecessor), respectively. The income tax benefit  in 2018 is from the reversal of an uncertain tax position from our former operations in Mexico in which the statute of limitations expired. At December 31, 2018 (Successor), we estimate our gross NOL carryforwards are approximately $72.7 million (representing $15.3 million of gross deferred tax asset), $34.9 million of which ($8.3 million tax effected) represent unrecognized tax benefits. We have filed with the Internal Revenue Service seeking a ruling to extend our filing date for the 2017 federal income tax return to correct an administrative error and restore the $39.4 million in NOL’s. On December 22, 2017, the Tax Reform Act was signed into law. The legislation significantly changed U.S. tax law by, among other things, lowering the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018.
Adjusted EBITDA
“Adjusted EBITDA” is defined as income (loss) before interest, taxes, depreciation, amortization, gain (loss) on early extinguishment of debt and non-cash stock based compensation, excluding non-recurring items. Management does not include gain (loss) on extinguishment of debt, non-cash stock based compensation or other nonrecurring items in its calculations of EBITDA because it believes that such amounts are not representative of our core operations. Further, management believes that most investors exclude gain (loss) on extinguishment of debt, stock based compensation recorded under FASB ASC Topic 718 and other nonrecurring items from customary EBITDA calculations as those items are often viewed as either non-recurring and not reflective of ongoing financial performance or have no cash impact on operations.
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

•	Other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

Reconciliation of Net Income (Loss) to Adjusted EBITDA
(Unaudited)

	Successor		Predecessor
	Year ended December 31, 2018	April 13 through December 31, 2017	January 1 through April 12, 2017
	(in thousands)		(in thousands)
Net income (loss)	$(32,607)	$(25,985)	$27,228
Interest income	(8)	(11)	(13)
Interest expense	11,158	6,420	2,254
Income tax (benefit) expense	(403)	243	27
Depreciation and amortization	30,543	20,051	13,601
Share-based compensation	1,103	1,288	—
Acquisition related costs	5,196	—	—
Restructuring expenses	190	—	—
Gain on disposal of assets	(1,337)	(187)	(950)
(Gain) loss on reorganization items, net	—	1,299	(44,503)
Adjusted EBITDA	$13,835	$3,118	$(2,356)

Liquidity and Capital Resources
Historically, we have funded our operations, including capital expenditures, through the credit facilities, vendor financings, and cash flow from operations, the issuance of senior notes and the proceeds from our public and private equity offerings. More recently, since our emergence from chapter 11 reorganization, we have funded our operations through our Term Loan Agreement, Bridge Loan and other financing activities.
As of December 31, 2018 (Successor), we had $8.1 million in cash and cash equivalents and $130.4 million in contractual debt.
Restricted cash at December 31, 2018 (Successor) and December 31, 2017 (Successor) was $0.1 million and $30.0 million, respectively. The components of restricted cash at December 31, 2017 primarily included $20.9 million related to the Term Loan Agreement which was subject to satisfaction of certain release restrictions and $9.1 million in a cash collateral account related to letters of credit and our corporate credit card program under the Regions Letter of Credit Facility. Upon the amendment of the Term Loan and the Revolving Loan Agreement in November 2018, the restrictions regarding the restricted cash were released and the restricted cash balances were used to fund, in part, the Cretic acquisition.
The $130.4 million in contractual debt was comprised of $62.3 million for the Term Loan Agreement, $49.6 million for the Bridge Loan, $13.3 million in equipment notes and $5.2 million in insurance notes related to our general liability, workers compensation and other insurance. Of our total debt, $59.3 million was classified as current portion of long-term debt, and $71.1 million was classified as long-term.
Term Loan Agreement
Forbes Energy Services LLC, or the Borrower, is the borrower under the Term Loan Agreement. The Borrower’s obligations have been guaranteed by the FES Ltd. and by Texas Energy Services, LLC, C.C. Forbes, LLC and Forbes Energy International, LLC, each direct subsidiaries of the Borrower and indirect subsidiaries of FES Ltd. The Term Loan Agreement, as amended by the Term Loan Amendment (defined below) provides for a term loan of $60.0 million, excluding accrued PIK interest. Subject to certain exceptions and permitted encumbrances, the obligations under the Term Loan Agreement are secured by a first priority security interest in substantially all the assets of the Company other than cash collateralizing the Regions Letters of Credit Facility. The Term Loan Agreement has a stated maturity date of April 13, 2021. The proceeds of the term loans were only permitted to be used for (i) the payment on account of the Prior Senior Notes in an amount equal to $20.0 million; (ii) the payment of costs, expenses and fees incurred on or prior to the Effective Date in connection with the preparation, negotiation, execution and delivery of the Term Loan Agreement and documents related thereto; and (iii) subject to satisfaction of certain release conditions set forth in the Term Loan Agreement, for general operating, working capital and other general corporate purposes of the Borrower not otherwise prohibited by the terms of the Term Loan Agreement.
Borrowings under the Term Loan Agreement bear interest at a rate equal to five percent (5%) per annum payable quarterly in cash, or the Cash Interest Rate, plus (ii) an initial rate for paid in kind interest of seven percent (7%) commencing April 13, 2017 to be capitalized and added to the principal amount of the term loan on the first day of each quarter, or at the election of the Borrower, paid in cash. During the year ended December 31, 2018 and the period April 13 through December 31, 2017 (Successor), the Company elected to pay interest in kind. The paid in kind interest increases by two percent (2%) twelve months after the Effective Date and every twelve months thereafter until maturity. Upon and after the occurrence of an event of default, the Cash Interest Rate will increase by two percentage points per annum. At December 31, 2018 and 2017 the paid in kind interest rate was 9% and 7%, respectively.
The Borrower is also responsible for certain other administrative fees and expenses. In connection with the execution of the Term Loan Agreement, the Borrower paid the Lenders a funding fee of $3.0 million, and paid certain Lenders a backstop fee of $2.0 million.
We are able to voluntarily repay the outstanding term loans at any time without premium or penalty. We are required to use the net proceeds from certain events, including but not limited to, the disposition of assets, certain judgments, indemnity payments, tax refunds, pension plan refunds, insurance awards and certain incurrences of indebtedness to repay outstanding loans under the Term Loan Agreement. We may also be required to use cash in excess of $20.0 million to repay outstanding loans under the Term Loan Agreement.
The Term Loan Agreement includes customary negative covenants for an asset-based term loan, including covenants limiting our ability to, among other things, (i) effect mergers and consolidations, (ii) sell assets, (iii) create or suffer to exist any lien, (iv) make certain investments, (v) incur debt and (vi) transact with affiliates. In addition, the Term Loan Agreement includes customary affirmative covenants for an asset-based term loan, including covenants regarding the delivery of financial statements, reports and notices to the Agent. The Term Loan Agreement also contains customary representations and warranties and event of default provisions for a secured term loan.
Regions Letters of Credit Facility
On the Effective Date, we repaid the outstanding principal balance of $15.0 million plus outstanding interest and fees under the Prior Loan Agreement, and entered into the Regions Letters of Credit Facility to cover letters of credit and our credit card program existing on the Effective Date and pursuant to which Regions may issue, upon request by the Company, letters of credit and continue to provide charge cards for use by the Company. Amounts available under the Regions Letters of Credit Facility are subject to customary fees and are secured by a first-priority lien on, and security interest in, a cash collateral account with Regions containing cash equal to at least (i) 105% of the sum of (a) all amounts owing for any drawings under letters of credit, including any reimbursement obligations, (b) the aggregate undrawn amount of all outstanding letters of credit, (c) all sums owing to Regions or any affiliate pursuant to any letter of credit document and (d) all obligations of the Company arising thereunder, including any indemnities and obligations for reimbursement of expenses and (ii) 120% of the aggregate line of credit for charge cards issued by Regions to the Company. The fees for each letter of credit for the period from and excluding the date of issuance of such letter of credit to and including the date of expiration or termination, are equal to (x) the average daily face amount of each outstanding letter of credit multiplied by (y) a per annum rate determined by Regions from time to time in its discretion based upon such factors as Regions shall determine, including, without limitation, the credit quality and financial performance of the Company. In the event we are unable to repay amounts due under the Regions Letters of Credit Facility, Regions could proceed against such cash collateral account. Regions has no commitment under the Regions Letter of Credit Facility to issue letters of credit.
Amendment to Term Loan Agreement and Joinder
In connection with the Cretic Acquisition, on November 16, 2018, FES, Ltd., as a guarantor, FES LLC, as borrower, and certain of their subsidiaries, as guarantors, entered into Amendment No. 1 to Loan and Security Agreement and Pledge and Security Agreement (the “Term Loan Amendment”) with the lenders party thereto and Wilmington Trust, National Association, as agent (the “Term Loan Agent”), pursuant to which the Term Loan Agreement, was amended to, among other things, permit (i) debt under the Revolving Loan Agreement (described below) and the liens securing the obligations thereunder, (ii) the incurrence of add-on term loans under the Term Loan Agreement in an aggregate principal amount of $10.0 million and (iii) the incurrence of one-year “last-out” bridge loan under the Term Loan Agreement in an aggregate principal amount of $50.0 million (the “Bridge Loan”).

In addition, on November 16, 2018, Cretic entered into joinder documentation pursuant to which it became a guarantor under the Term Loan Agreement and a pledgor under the Pledge and Security Agreement referred to in the Term Loan Agreement.
Revolving Loan Agreement
In connection with the Cretic Acquisition, on November 16, 2018, FES Ltd. and certain of its subsidiaries, as borrowers, entered into a Credit Agreement (the “Revolving Loan Agreement”) with the lenders party thereto and Regions Bank, as administrative agent and collateral agent (the “Revolver Agent”). The Revolving Loan Agreement provides for $35 million of revolving loan commitments, subject to a borrowing base comprised of 90% of eligible investment grade accounts receivable, 85% of eligible accounts receivable (in each case, less allowance for doubtful accounts) and 100% of eligible cash. The loans under the Revolving Loan Agreement accrue interest at a floating rate of LIBOR plus 2.50% - 3.25%, or a base rate plus 1.50% - 2.25%, with the margin based on the fixed charge coverage ratio from time to time.
The Revolving Loan Agreement is secured on a first-lien basis by substantially all assets of the Company and its subsidiaries, subject to an intercreditor agreement between the Revolver Agent and the Term Loan Agent which provides that the priority collateral for the Revolving Loan Agreement consists of accounts receivable, cash and related assets, and that the other assets of the Company and its subsidiaries constitute priority collateral for the Term Loan Agreement. At December 31, 2018, we had no borrowings outstanding and availability of $17.8 million.
Indenture
On March 4, 2019, the Company issued $51.8 million aggregate original principal amount of 5.00% Subordinated Convertible PIK Notes due June 30, 2020 (the “PIK Notes”). On March 4, 2019, the Company, as Issuer, and Wilmington Trust, National Association, as Trustee, entered into an Indenture governing the terms of the PIK Notes.
The PIK Notes bear interest at a rate of 5.00% per annum. Interest on the PIK Notes will be payable, or capitalized to principal if not paid in cash, semi-annually in arrears on June 30 and December 31 of each year, commencing on June 30, 2019.
The PIK Notes are the unsecured general subordinated obligations of the Company and are subordinated in right of payment to any existing and future secured or unsecured senior debt of the Company, including term loans and debt incurred under the Revolving Credit Agreement. The payment of the principal of, premium, if any, and interest on the PIK Notes will be subordinated to the prior payment in full of all of the Company’s existing and future senior indebtedness, including term loans and debt incurred under the Revolving Credit Agreement. In the event of a liquidation, dissolution, reorganization or any similar proceeding, obligations on the PIK Notes will be paid only after such senior indebtedness has been paid in full. Pursuant to the Indenture, the Company is not permitted to (1) make cash payments to pay principal of, premium, if any, and interest on or any other amounts owing in respect of the PIK Notes, or (2) purchase, redeem or otherwise retire the PIK Notes for cash, if any senior indebtedness is not paid when due or any other default on senior indebtedness occurs and the maturity of such indebtedness is accelerated in accordance with its terms unless, in any case, the default has been cured or waived, and the acceleration has been rescinded or the senior indebtedness has been repaid in full.
The Indenture provides for mandatory conversion of the PIK Notes at maturity (or such earlier date as the Company shall elect to redeem the PIK Notes), or upon a Marketed Public Offering of the Company’s common stock or a Change of Control, in each case as defined in the Indenture, at a conversion rate per $100 principal amount of PIK Notes into a number of shares of the Company’s common stock calculated based on the Fair Market Value of a share of the Company’s common stock at such time, in each case less a 15% discount per share.
Fair Market Value means fair market value as determined by (A) in the case of a Marketed Public Offering, the offering price per share paid by public investors in the Marketed Public Offering, (B) in the case of a Change of Control, the value of the consideration paid per share by the acquirer in the Change of Control transaction, or (C) in the case of mandatory conversion at the Maturity Date (or such earlier date as the Company shall elect to redeem the PIK Notes), such value as shall be determined by a nationally recognized investment banking firm engaged by the Board of Directors of the Company.
The PIK Notes will be redeemable in whole or from time to time in part at the Company’s option at a redemption price equal to the sum of (i) 100.0% of the principal amount of the PIK Notes to be redeemed and (ii) accrued and unpaid interest thereon to, but excluding, the redemption date, which amounts may be payable in cash or in shares of the Company’s common stock, calculated as described below (subject to limitations, if any, in the documentation governing the Company’s senior indebtedness).
Modification to Loan and Facility Agreement and Pledge and Security Agreement
On March 4, 2019, the Company used the net proceeds of $51.8 million that it received from the issuance of the PIK Notes to repay an aggregate amount of $51.8 million, representing the outstanding principal amount, and accrued and unpaid interest through the date of repayment, in respect of the Bridge Loan provided by Ascribe II Investments, LLC and Ascribe III Investments, LLC, and Solace Forbes Holding, LLC under the Term Loan Amendment.
Interest on the Bridge Loan prior to its repayment accrued at a rate of 14% (5% cash interest plus 9% PIK interest). The repayment obligations of the Borrower under the Bridge Loan have been fully satisfied.

Cash Flows
Our cash flows depend, to a large degree, on the level of spending by oil and gas companies' development and production activities. Although the prices of oil and natural gas have recovered somewhat since the decline that began in 2014 and continued into 2016, completion activity again slowed for our customer base in the fourth quarter of 2018 and has continued into the first quarter of 2019. These lower levels of activities will likely also materially affect our future cash flows.

	Successor		Predecessor
	Year Ended December 31, 2018	April 13 through December 31, 2017	January 1 through April 12, 2017
Net cash used in operating activities	$(762)	$(10,856)	$(4,254)
Net cash provided by (used in) investing activities	(81,655)	(6,313)	537
Net cash provided by (used in) financing activities	55,093	(1,190)	9,556
Net increase (decrease) in cash and cash equivalents	(27,324)	(18,359)	5,839
Cash and cash equivalents:
Beginning of period	35,480	53,839	48,000
End of period	$8,156	$35,480	$53,839

Cash flows used in operating activities for the year ended December 31, 2018 (Successor) decreased as compared to the period April 13 through December 31, 2017 (Successor) and the period January 1 through April 12, 2017 (Predecessor). The decrease resulted from the effect of net income of $27.2 million for the period January 1 through April 12, 2017 (Predecessor) offset in part by a net loss of $26.0 million for the period April 13 through December 31, 2017 (Successor) as compared to a net loss of $32.6 million for the year ended December 31, 2018 (Successor) and offset in part by changes in accounts receivable and accounts payable.
Cash flows used in investing activities for the year ended December 31, 2018 (Successor) increased as compared to the period April 13 through December 31, 2017 (Successor) and the period January 1 through April 12, 2017 (Predecessor). The increase primarily related to the acquisition of Cretic along with an increase in additions to property and equipment. During 2018, we added two additional coiled tubing units at approximately $13.3 million
Cash flows provided by (used in) financing activities were $55.1 million, $(1.2) million and $9.6 million for the year ended December 31, 2018 (Successor), the period April 13 through December 31, 2017 (Successor) and the period January 1 through April 12, 2017 (Predecessor), respectively. The period January 1 through April 12, 2017 (Predecessor) included the impact of net proceeds from the Term Loan Agreement, offset in part by repayment of the Prior Loan Agreement, payment of Prior Senior Notes and payment for debt issuance costs related to the Term Loan Agreement. The year ended December 31, 2018 (Successor) included proceeds from the Bridge Loan and the Term Loan Agreement to finance the Cretic acquisition.
Our current and future liquidity is greatly dependent upon our operating results. Our ability to continue to meet our liquidity needs is subject to and will be affected by cash utilized in operations, the economic or business environment in which we operate, weakness in oil and natural gas industry conditions, the financial condition of our customers and vendors, and other factors. Furthermore, as a result of the challenging market conditions we continue to face, for the short term, we anticipate continuing to use net cash in operating activities. We believe that our current reserves of cash and cash equivalents are sufficient to finance our cash requirements for current and future operations, budgeted capital expenditures, debt service and other obligations for at least the next twelve months.
Capital Expenditures
Capital expenditures for the year ended December 31, 2018 (Successor), period April 13 through December 31, 2017 (Successor) and the period January 1 through April 12, 2017 (Predecessor) were additions of $21.9 million, $15.5 million and $0.4 million, respectively. Additions to our fluid logistics segment were primarily purchases of vacuum trucks and light trucks. Additions to our well servicing segment were for light trucks and for our coiled tubing segment were light trucks and two coiled tubing units.
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

Critical Accounting Policies and Estimates
The Company’s accounting policies are more fully described in Note 3 - Summary of Significant Accounting Policies
to our Consolidated Financial Statements. As disclosed in Note 3, the preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the amounts reported in the consolidated financial statements and accompanying notes. Management reviews its estimates on an ongoing basis using currently available information. Changes in facts and circumstances may result in revised estimates, and actual results could differ from those estimates
The Company believes that the following discussion addresses the Company’s most critical accounting policies, which are those that are most important to the portrayal of the Company’s financial condition and results of operations and require management’s most difficult, subjective and complex judgments.
Estimated Depreciable Lives
A substantial portion of our total assets is comprised of property and equipment, which totaled $148.6 million, representing 57.9% of total assets at December 31, 2018 (Successor). Depreciation expense totaled $29.3 million, $19.2 million and $13.4 million, which represented 14.4%, 16.8% and 29.3% of total operating expenses for the year ended December 31, 2018 (Successor), the period April 13 through December 31, 2017 (Successor) and the period January 1 through April 12, 2017 (Predecessor), respectively. Given the significance of equipment to our financial statements, the determination of an asset’s economic useful life is considered to be a critical accounting estimate. Each asset included in equipment is recorded at cost and depreciated using the straight-line method over the asset’s estimated economic useful life. The estimated economic useful life is monitored by management to determine its continued appropriateness.
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
Revenue Recognition
The Company accounts for revenues under Accounting Standards Codification (ASC) Topic - 606 - Revenue from Contracts with Customers effective January 1, 2018, the core principle of which is that a company should recognize revenue to match the delivery of goods or services to customers to the consideration the company expects to be entitled in exchange for transferring goods or services to a customer.
Revenue is measured as consideration specified in a contract with a customer and excludes any sales incentives and amounts collected on behalf of third parties. The Company recognizes revenue when it satisfies a performance obligation by providing service to a customer. Amounts are billed upon completion of service and are generally due within 30 days.
The Company has its principal revenue generating activities organized into three service lines, well servicing, coiled tubing and fluid logistics. The Company's well servicing line consists primarily of maintenance, workover, completion, plugging and abandonment, and tubing testing services. The Company's coiled tubing line consists primarily of maintenance, workover and completion services. The Company's fluid logistics line provides supporting services to the well servicing line as well as direct sales to customers for fluid management and movement. The Company generally establishes a master services agreement with each customer and provides associated services on a work order basis in increments of days, by the hour for services performed or on occasion, bid/turnkey pricing. Services provided under the well servicing, coiled tubing and the fluid logistics segments are short in duration and generally completed within 30 days.
The majority of the Company’s contracts with customers in the well servicing, coiled tubing and fluid logistics segments are short-term in nature and are recognized as “over-time” performance obligations as the services are performed. The

Company applies the “as-invoiced” practical expedient as the amount of consideration the Company has a right to invoice corresponds directly with the value of the Company’s performance to date. Because of the short-term nature of the Company’s services, which generally last a few hours to multiple days, the Company does not have any contracts with a duration longer than one year that require disclosure. The Company has no material contract assets or liabilities.
The Company does not have any revenue expected to be recognized in the future related to remaining performance obligations or contracts with variable consideration related to undelivered performance obligations. There was no revenue recognized in the current period from performance obligations satisfied in previous periods. The Company's significant judgments made in connection with ASC 606 included the determination of when the Company satisfies its performance obligation to customers and the applicability of the as invoiced practical expedient.
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
Litigation and Self-Insurance
The Company is self-insured under its Employee Group Medical Plan for the first $150 thousand per individual. The Company is self-insured with a retention for the first $250 thousand in general liability. The Company has an additional premium payable clause under its lead $10.0 million limit excess policy that states in the event losses exceed $1.0 million, a loss additional premium of 15% to 17% of paid losses in excess of $1.0 million will be due. The loss additional premium is payable at the time when the loss is paid and will be payable over a period agreed by insurers. We maintain accruals in our consolidated balance sheets related to self-insurance retentions by using third-party actuarial data and claims history.
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
Recently Issued Accounting Pronouncements
In November 2016, the FASB issued ASU No. 2016-18, "Statement of Cash Flows (Topic 230), Restricted Cash," or ASU 2016-18. ASU 2016-18 provides guidance on the presentation of restricted cash and restricted cash equivalents in the statement of cash flows. Restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period amounts shown on the statement of cash flows. On January 1, 2018 the Company adopted the provisions of ASU 2016-18 on a retrospective basis. The 2017 statement of cash flows has been restated to conform to the requirements of ASU 2016-18 and the 2018 presentation. The change to the cash flows presentation moved the changes in restricted cash from the financing section to the change in cash, cash equivalents and cash - restricted amounts.
In February 2016, the FASB established Topic 842, Leases, by issuing Accounting Standards Update (ASU) No. 2016-02 and subsequent amendments, which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. The new standard establishes a right-of-use model (ROU) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. We will adopt the new standard on January 1, 2019. The standard requires a modified retrospective transition approach and we have elected to apply the new standard as of the effective date of January 1, 2019, and as such financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019. We expect to elect the ‘package of practical expedients’, which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. We expect that this standard will have a material effect on our balance sheet. While we continue to assess all of the effects of adoption, we currently believe the most significant effects relate to the recognition of new ROU assets and lease liabilities on our balance sheet for our office and equipment and real estate operating leases; and providing significant new disclosures about our leasing activities. On adoption, we currently expect to recognize additional operating liabilities ranging from $5.5 million to $7.5 million, with corresponding ROU assets of the same amount based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases.
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
Alice, Texas

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Forbes Energy Services, Ltd. (the “Company”) and subsidiaries as of December 31, 2018 (Successor) and 2017 (Successor), the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year ended December 31, 2018 (Successor) and the periods from April 13, 2017 to December 31, 2017 (Successor) and from January 1, 2017 through April 12, 2017 (Predecessor), and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2018 (Successor) and 2017 (Successor), and the results of their operations and their cash flows for the year ended December 31, 2018 (Successor) and the periods from April 13, 2017 to December 31, 2017 (Successor) and from January 1, 2017 through April 12, 2017 (Predecessor), in conformity with accounting principles generally accepted in the United States of America.

Change in Basis of Accounting

As discussed in Note 18 to the consolidated financial statements, upon emerging from bankruptcy proceedings on April 13, 2017, the Company became a new entity for financial reporting purposes and applied fresh-start accounting. The Company’s assets and liabilities were recorded at their estimated fair values, which differed materially from the previously recorded amounts. As a result, the consolidated financial statements for the period following the application of fresh-start accounting are not comparable to the financial statements for previous periods.

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
Austin, Texas
April 1, 2019

Forbes Energy Services Ltd. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except par value amounts)

	December 31, 2018	December 31, 2017
Assets
Current assets
Cash and cash equivalents	$8,083	$5,465
Cash - restricted	73	30,015
Accounts receivable - trade, net	45,950	24,341
Accounts receivable - other	2,228	496
Prepaid expenses and other current assets	14,691	11,212
Total current assets	71,025	71,529
Property and equipment, net	148,608	117,191
Intangible assets, net	13,980	11,852
Goodwill	19,700	—
Other assets	3,072	1,185
Total assets	$256,385	$201,757
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable - trade	$17,841	$7,497
Accounts payable - related parties	—	11
Accrued interest payable	1,993	998
Accrued expenses	14,348	11,084
Current portion of long-term debt	59,321	7,566
Total current liabilities	93,503	27,156
Long-term debt, net of current portion and issuance costs	71,095	51,288
Deferred tax liability	357	379
Total liabilities	164,955	78,823
Commitments and contingencies (Note 9)
Stockholders’ equity
Common stock, $0.01 par value, 40,000 shares authorized, 5,439 shares and 5,336 shares issued and outstanding at December 31, 2018 and 2017, respectively	54	53
Additional paid-in capital	149,968	148,866
Accumulated deficit	(58,592)	(25,985)
Total stockholders’ equity	91,430	122,934
Total liabilities and stockholders’ equity	$256,385	$201,757
The accompanying notes are an integral part of these consolidated financial statements.

Forbes Energy Services Ltd. and Subsidiaries
Consolidated Statements of Operations
(in thousands except, per share amounts)

	Successor		Predecessor
	Year Ended December 31, 2018	April 13 through December 31, 2017	January 1 through April 12, 2017
Revenues
Well servicing	$83,035	$53,343	$17,353
Coiled tubing	39,572	10,573	2,201
Fluid logistics	58,291	32,565	11,211
Total revenues	180,898	96,481	30,765
Expenses
Well servicing	67,889	42,720	13,845
Coiled tubing	32,384	6,432	2,107
Fluid logistics	46,552	31,083	11,207
General and administrative	25,390	14,229	5,012
Depreciation and amortization	30,543	20,051	13,601
Total expenses	202,758	114,515	45,772
Operating loss	(21,860)	(18,034)	(15,007)
Other income (expense)
Interest income	8	11	13
Interest expense	(11,158)	(6,420)	(2,254)
Reorganization items, net	—	(1,299)	44,503
Pre-tax income (loss)	(33,010)	(25,742)	27,255
Income tax (benefit) expense	(403)	243	27
Net income (loss)	(32,607)	(25,985)	27,228
Preferred stock dividends	—	—	(46)
Net income (loss) attributable to common stockholders	$(32,607)	$(25,985)	$27,182

Income (loss) per share of common stock
Basic and diluted	$(6.07)	$(4.91)	$0.99

Weighted average number of shares of common stock outstanding
Basic and diluted	5,368	5,288	27,508
The accompanying notes are an integral part of these consolidated financial statements.

Forbes Energy Services Ltd. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
(in thousands)

	Temporary Equity		Permanent Equity
	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Predecessor
Balance at December 31, 2016	588	$15,298	22,215	$889	$193,477	$(236,892)	$(42,526)
Net income, January 1, 2017 - April 12, 2017	—	—	—	—	—	27,228	27,228
Preferred stock dividends and accretion	—	46	—	—	(46)	—	(46)
Balance at April 12, 2017	588	15,344	22,215	889	193,431	(209,664)	(15,344)
Cancellation of temporary equity and predecessor permanent equity	(588)	(15,344)	(22,215)	(889)	(193,431)	209,664	15,344
Balance at April 12, 2017	—	$—	—	$—	$—	$—	$—

Successor
Issuance of Successor common stock			5,250	$53	$147,578	$—	$147,631
Share-based compensation			86	—	1,288	—	1,288
Net loss, April 13, 2017 - December 31, 2017			—	—	—	(25,985)	(25,985)
Balance at December 31, 2017			5,336	53	148,866	(25,985)	122,934
Share-based compensation			103	1	1,102	—	1,103
Net loss			—	—	—	(32,607)	(32,607)
Balance at December 31, 2018			5,439	$54	$149,968	$(58,592)	$91,430

The accompanying notes are an integral part of these consolidated financial statements.

Forbes Energy Services Ltd. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	Successor		Predecessor
	Year Ended December 31, 2018	April 13 through December 31, 2017	January 1 through April 12, 2017
Cash flows from operating activities:
Net income (loss)	$(32,607)	$(25,985)	$27,228
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	30,543	20,051	13,601
Share-based compensation	1,103	1,288	—
Reorganization items (non-cash)	—	—	(51,166)
Deferred tax (benefit) expense	(22)	15	(47)
Gain on disposal of assets	(1,337)	(187)	(950)
Bad debt expense	120	46	1
Amortization of debt discount	1,043	473	234
Interest paid in kind	4,285	1,677	—
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(9,645)	(6,716)	(916)
Prepaid expenses and other assets	(2,663)	157	(748)
Accounts payable - trade	6,929	(4,566)	6,608
Accounts payable - related parties	(11)	(9)	2
Accrued expenses	505	1,902	324
Accrued interest payable	995	998	1,575
Net cash used in operating activities	(762)	(10,856)	(4,254)
Cash flows from investing activities:
Purchases of property and equipment	(18,855)	(8,521)	(400)
Purchase of Cretic, net of cash acquired	(67,202)	—	—
Proceeds from sale of property and equipment	4,402	2,208	937
Net cash provided by (used in) investing activities	(81,655)	(6,313)	537
Cash flows from financing activities:
Payments for capital leases	(2,327)	(1,190)	(444)
Payments for debt issuance costs	(2,580)	—	(5,000)
Proceeds from Bridge Loan	50,000	—	—
Payment of Prior Senior Notes	—	—	(20,000)
Repayment of Prior Loan Agreement	—	—	(15,000)
Proceeds from Term Loan Agreement	10,000	—	50,000
Net cash provided by (used in) financing activities	55,093	(1,190)	9,556
Net increase (decrease) in cash, cash equivalents and cash - restricted	(27,324)	(18,359)	5,839
Cash, cash equivalents and cash - restricted:
Beginning of period	35,480	53,839	48,000
End of period	$8,156	$35,480	$53,839

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
As discussed in Note 18 - Chapter 11 Proceedings, the Company applied fresh start accounting upon emergence from bankruptcy on the Effective Date. As a result of fresh start accounting, our consolidated financial statements from and after April 13, 2017 are not comparable to our financial statements prior to such date.
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
The carrying amounts of cash and cash equivalents, accounts receivable-trade, accounts receivable-other, accounts payable-trade and insurance notes approximate fair value because of the short maturity of these instruments. The fair values of capital leases approximate their carrying values, based on current market rates at which the Company could borrow funds with similar maturities (Level 2 in the fair value hierarchy). The fair values of the Term Loan Agreement and the Bridge Loan as of the respective dates are set forth below (in thousands):

	December 31, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term Loan Agreement	$62,335	$65,794	$47,150	$55,550
Bridge Loan	$49,568	$50,000	$—	$—
The Company has nonfinancial assets measured at fair value on a non-recurring basis which include property and equipment, intangible assets and goodwill for which fair value is calculated in connection with accounting for Cretic acquisition and impairment testing.  These fair value calculations incorporate a market and a cost approach and the inputs include projected revenue, costs, equipment utilization and other assumptions.  Given the unobservable inputs, those fair value measurements are classified as Level 3.
As discussed in Note 4, the Company acquired all of the outstanding units of Cretic Energy Services, LLC (Cretic). The acquisition of Cretic was accounted for as a business combination using the acquisition method of accounting. The estimated fair value allocated to certain property and equipment, identifiable intangible assets and goodwill were based on a combination of market, cost and income approaches.
Cash, Cash Equivalents and Cash - Restricted
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.
The Company's restricted cash served as collateral for certain outstanding letters of credit and the Company's corporate credit card program.
The following table provides a reconciliation of cash, cash equivalents and cash - restricted reported within the consolidated balance sheets to the same such amounts shown in the consolidated statements of cash flows.

	Successor
	December 31, 2018	December 31, 2017
	(in thousands)
Cash and cash equivalents	$8,083	$5,465
Cash - restricted	73	30,015
Cash and cash equivalents and cash - restricted as shown in the consolidated statement of cash flows	$8,156	$35,480

Revenue Recognition
The Company accounts for revenues under Accounting Standards Codification (ASC) Topic - 606 - Revenue from Contracts with Customers effective January 1, 2018, the core principle of which is that a company should recognize revenue to match the delivery of goods or services to customers to the consideration the company expects to be entitled in exchange for transferring goods or services to a customer. As noted above, on January 1, 2018, the Company adopted ASC 606 on a modified retrospective basis for all contracts. As a result of the Company's adoption, there were no changes to the timing of the revenue recognition or measurement of revenue, and there was no cumulative effect of adoption as of January 1, 2018. Therefore, the only changes to the financial statements related to the adoption are in the footnote disclosures as included here-in. See Note 14.
Revenue is measured as consideration specified in a contract with a customer and excludes any sales incentives and amounts collected on behalf of third parties. The Company recognizes revenue when it satisfies a performance obligation by providing service to a customer. Amounts are billed upon completion of service and are generally due within 30 days.
The Company has its principal revenue generating activities organized into three service lines, well servicing, coiled tubing and fluid logistics. The Company's well servicing line consists primarily of maintenance, workover, completion, plugging and abandonment, and tubing testing services. The Company's coiled tubing line consists of maintenance, workover and completion services. The Company's fluid logistics line provides supporting services to the well servicing line as well as direct sales to customers for fluid management and movement. The Company generally establishes a master services agreement with each customer and provides associated services on a work order basis in increments of days, by the hour for services performed or on occasion, bid/turnkey pricing. Services provided under the well servicing and the fluid logistics segments are short in duration and generally completed within 30 days.
The majority of the Company’s contracts with customers in the well servicing, coiled tubing and fluid logistics segments are short-term in nature and are recognized as “over-time” performance obligations as the services are performed. The Company applies the “as-invoiced” practical expedient as the amount of consideration the Company has a right to invoice corresponds directly with the value of the Company’s performance to date. Because of the short-term nature of the Company’s services, which generally last a few hours to multiple days, the Company does not have any contracts with a duration longer than one year that require disclosure. The Company has no material contract assets or liabilities.

The Company does not have any revenue expected to be recognized in the future related to remaining performance obligations or contracts with variable consideration related to undelivered performance obligations. There was no revenue recognized in the current period from performance obligations satisfied in previous periods. The Company's significant judgments made in connection with ASC 606 included the determination of when the Company satisfies its performance obligation to customers and the applicability of the as invoiced practical expedient.
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
The following reflects changes in the Company's allowance for doubtful accounts:

Predecessor
Balance as of December 31, 2016	$1,357
Provision	1
Bad debt write-off	—
Reorganization adjustment	177
Balance as of April 12, 2017	$1,535

Successor
Balance as of April 13, 2017	$1,535
Provision	46
Bad debt write-off	—
Balance as of December 31, 2017	1,581
Provision	120
Bad debt write-off	(515)
Balance as of December 31, 2018	$1,186
Property and Equipment
Property and equipment are recorded at cost or fair value (as part of purchase accounting or fresh start accounting). Improvements or betterments that extend the useful life of the assets are capitalized. Expenditures for maintenance and repairs are charged to expense when incurred. The costs of assets retired or otherwise disposed of and the related accumulated depreciation are eliminated from the accounts in the period of disposal. Gains or losses resulting from property disposals are credited or charged to operations. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets.
Intangible Assets
The Company's major classes of intangible assets consisted of its customer relationships, trade names and one covenant not to compete in 2018 resulting from the acquisition of Cretic and fresh start accounting as described in Note 18 - Chapter 11 Proceedings.
The Company expenses costs associated with extensions or renewals of intangible assets. There were no such extensions or renewals in the year ended December 31, 2018 (Successor), the period April 13 through December 31, 2017 (Successor) and the period January 1 through April 12, 2017 (Predecessor). Amortization expense is calculated using the straight-line method.
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
Goodwill
Goodwill includes the excess of the purchase price over the fair value of the net tangible and intangible assets associated with the acquisition of Cretic Energy Services, LLC. The carrying amount of goodwill is $19.7 million as of December 31, 2018 and was recorded within the coiled tubing segment.
The Company reviews the carrying values of goodwill at least annually to assess impairment since these assets are not amortized. Additionally, the Company reviews the carrying value of goodwill whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The determination of fair value involves significant management judgment.
Deferred Financing Costs
The Company amortizes deferred financing costs over the period of the debt agreements on an effective interest basis, as a component of interest expense. Amortization of deferred financing costs was $1.0 million, $0.5 million, and $0.2 million for year ended December 31, 2018 (Successor), the period April 13 through December 31, 2017 (Successor) and the period January 1 through April 12, 2017 (Predecessor), respectively.
Share-Based Compensation

The Company measures share-based compensation cost as of the grant date based on the estimated fair value of the award and recognizes compensation expense on a straight-line basis over the vesting period. The Company classifies stock awards as either an equity award or a liability award. Equity classified awards are valued as of the grant date using market price. Liability classified awards are re-measured at fair value at the end of each reporting date until settled.
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
Environmental
The Company is subject to extensive federal, state, and local environmental laws and regulations. These laws, which are constantly changing, regulate the discharge of materials into the environment and may require the Company to remove or mitigate the adverse environmental effects of the disposal or release of hazardous substances at various sites. Environmental expenditures are expensed or capitalized depending on their future economic benefit. Expenditures that relate to an existing condition caused by past operations and that have no future economic benefits are expensed. Liabilities for expenditures of a non-capital nature are recorded when environmental assessment and/or remediation is probable and the costs can be reasonably estimated. There were no material environmental liabilities as of December 31, 2018 or December 31, 2017 (Successor).
Litigation and Self-Insurance
The Company estimates its reserves related to litigation and self-insured risks based on the facts and circumstances specific to the litigation and self-insured claims and its past experience with similar claims. The Company maintains accruals in the consolidated balance sheets to cover self-insurance retentions. Please see Note 9- Commitments and Contingencies for further discussion.
Recent Accounting Pronouncements
In November 2016, the FASB issued ASU No. 2016-18, "Statement of Cash Flows (Topic 230), Restricted Cash," or ASU 2016-18. ASU 2016-18 provides guidance on the presentation of restricted cash and restricted cash equivalents in the statement of cash flows. Restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period amounts shown on the statement of cash flows. On January 1, 2018 the Company adopted the provisions of ASU 2016-18 on a retrospective basis. The 2017 statement of cash flows has been restated to conform to the requirements of ASU 2016-18 and the 2018 presentation. The change to the cash flows presentation moved the changes in restricted cash from the financing section to the change in cash, cash equivalents and cash - restricted amounts.
In February 2016, the FASB established Topic 842, Leases, by issuing Accounting Standards Update (ASU) No. 2016-02 and subsequent amendments, which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. The new standard establishes a right-of-use model (ROU) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. We will adopt the new standard on January 1, 2019. The standard requires a modified retrospective transition approach and we have elected to apply the new standard as of the effective date of January 1, 2019, and as such financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019. We expect to elect the ‘package of practical expedients’, which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. We expect that this standard will have a material effect on our balance sheet. While we continue to assess all of the effects of adoption, we currently believe the most significant effects relate to the recognition of new ROU assets and lease liabilities on our balance sheet for our office and equipment and real estate operating leases; and providing significant new disclosures about our leasing activities. On adoption, we currently expect to recognize additional operating liabilities ranging from $5.5 million to $7.5 million, with corresponding ROU assets of the same amount based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases.
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
4. Acquisition of Cretic Energy Services, LLC
On November 16, 2018, the Company acquired 100% of the outstanding units of Cretic. The acquisition of Cretic was accounted for as a business combination using the acquisition method of accounting. The aggregate purchase price was $69.4 million in cash (net of $2.2 million cash acquired).
The purchase price was funded by $50.0 million in proceeds received from our Bridge Loan and an additional $10.0 million under our Term Loan Agreement along with cash, cash equivalents and cash-restricted on hand. The purchase price paid in the acquisition has been preliminarily allocated to record the acquired assets and assumed liabilities based on their estimated fair value. When determining the fair values of assets acquired and liabilities assumed, management made significant estimates, judgments and assumptions. Management estimated that consideration paid exceeded the fair value of the net assets acquired. Therefore, goodwill of $19.7 million was recorded. The goodwill recognized was primarily attributable to synergies related to the Company’s coiled tubing business strategy that are expected to arise from the Cretic acquisition and was attributable to the Company’s coiled tubing segment.
The following table is the balance sheet of Cretic as of the acquisition date, November 16, 2018, and includes the estimated fair value of the assets acquired and the liabilities assumed. The estimated fair value allocated to certain property and equipment, identifiable intangible assets and goodwill was determined based on a combination of market, cost and income approaches (in thousands):

Preliminary Purchase Price Allocation	Amount
Cash and cash equivalents	$2,175
Account receivable	13,816
Prepaid expense and other	1,372
Total current assets	17,363
Property and equipment	41,858
Goodwill	19,700
Intangible assets	3,300
Total assets	$82,221

Accounts payable	$4,134
Accrued expense and other	2,729
Current portion of capital leases	2,160
Total current liabilities	9,023
Long term portion of capital leases	3,821
Total liabilities	$12,844

Net assets acquired	$69,377

The Company expensed acquisition related costs of $5.2 million which are included in general and administrative in the statement of operations. The goodwill and acquisition costs are deductible for tax purposes.
Contingent Consideration

The Company was contingently required to pay the selling unitholders an earnout payment based upon the 2018 EBITDA, as defined in the purchase agreement. Based upon the 2018 EBITDA results of Cretic no earnout payment was required.
Proforma Results from the Cretic Acquisition (unaudited)
The Cretic acquisition contributed revenue and net loss of $5.9 million and $(1.1) million, respectively, to the results of the Company from the date of acquisition through December 31, 2018. The following unaudited consolidated pro forma information is presented as if the Cretic acquisition had occurred on January 1, 2017:

	Pro Forma
	Year ended December 31,
	2018	2017
	(in thousands)
Revenue	$241,220	$172,100

Net loss	$(36,048)	$(42,433)

The unaudited pro forma amounts above have been calculated after applying the Company’s accounting policies and adjusting the Cretic acquisition results to reflect the increase to interest expense and depreciation and amortization that would have been charged assuming the fair value adjustments to property and equipment and intangible assets had been applied from January 1, 2017 and other related pro forma adjustments. The pro forma amounts do not include any potential synergies, cost savings or other expected benefits of the Cretic acquisition, and are presented for illustrative purposes only and are not necessarily indicative of results that would have been achieved if the Cretic acquisition had occurred as of January 1, 2017 or of future operating performance.  The 2017 proforma financial information includes adjustments related to our bankruptcy and is presented as a single period as we believe this is more meaningful to the users of our financials.
5. Intangible Assets
The following sets forth the identified intangible assets by major asset class (in thousands):

	Useful Life (years)	Gross Carrying Value	Accumulated Amortization	Net Book Value
As of December 31, 2018, Successor
Customer relationships	6-15	$11,378	$(832)	$10,546
Trade names	10-15	3,072	(496)	2,576
Covenants not to compete	4	1,505	(647)	858
		$15,955	$(1,975)	$13,980

As of December 31, 2017, Successor
Customer relationships	15	$8,678	$(415)	$8,263
Trade names	15	2,472	(118)	2,354
Covenants not to compete	4	1,505	(270)	1,235
		$12,655	$(803)	$11,852

Amortization expense for the year ended December 31, 2018, the period April 13 through December 31, 2017 (Successor) and the period January 1 through April 12, 2017 (Predecessor) was $1.2 million, $0.8 million, and $0.2 million, respectively. Future amortization of these intangibles will be as follows:

2019	$1,545
2020	1,545
2021	1,276
2022	1,169
2023	1,169
Thereafter	7,276
$13,980

6. Property and Equipment
Property and equipment consisted of the following (in thousands):

		December 31, 2018	December 31, 2017
Well servicing equipment	9-15 years	$128,648	$80,899
Autos and trucks	5-10 years	52,741	42,831
Disposal wells	5-15 years	3,977	3,977
Building and improvements	5-30 years	5,705	5,474
Furniture and fixtures	3-15 years	2,603	1,950
Land		868	868
		194,542	135,999
Accumulated depreciation		(45,934)	(18,808)
		$148,608	$117,191
Depreciation expense was $29.3 million, $19.2 million and $13.4 million for the year ended December 31, 2018 (Successor), the period April 13 through December 31, 2017 (Successor) and the period January 1 through April 12, 2017 (Predecessor), respectively.
The Company is obligated under various capital leases for certain vehicles and equipment that expire at various dates during the next four years. The gross amount of property and equipment and related accumulated depreciation recorded under capital leases and included above consists of the following (in thousands):

	December 31, 2018	December 31, 2017
Autos and trucks	21,110	9,104
Accumulated depreciation	(4,785)	(916)
	$16,325	$8,188
Depreciation of assets held under capital leases of $3.4 million, $1.0 million, and $0.3 million for the year ended December 31, 2018 (Successor), the period April 13 through December 31, 2017 (Successor) and the period January 1 through April 12, 2017 (Predecessor), respectively, is included in depreciation and amortization expense in the consolidated statements of operations.
7. Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	December 31, 2018	December 31, 2017
Accrued wages	$3,028	$1,030
Accrued insurance	5,228	7,204
Accrued deferred interest	2,098	1,082
Accrued property taxes	1,064	748
Other accrued expenses	2,930	1,020
Total accrued expenses	$14,348	$11,084

8. Long-Term Debt
Long-term debt consisted of the following (in thousands):

	December 31, 2018	December 31, 2017
Term Loan Agreement of $60.0 million and $50.0 million, plus $6.0 million and $1.7 million of accrued interest paid in kind and net of debt discount of $3.6 million and $4.5 million as of December 31, 2018 and 2017, respectively	$62,335	$47,150
Bridge Loan of $50.0 million, net of discount of $0.4 million at December 31, 2018	49,568	—
Third party equipment notes and capital leases	13,319	5,822
Insurance notes	5,194	5,882
Total debt	130,416	58,854
Less: Current portion	(59,321)	(7,566)
Total long-term debt	$71,095	$51,288
Term Loan Agreement
On the Effective Date, the Company entered into the Term Loan Agreement. FES LLC is the borrower, or the Borrower, under the Term Loan Agreement. The Borrower’s obligations have been guaranteed by FES Ltd. and by TES, CCF and FEI, each direct subsidiaries of the Borrower and indirect subsidiaries of FES Ltd. The Term Loan Agreement provides for a term loan of $60.0 million and $50.0 million, excluding accrued PIK interest at December 31, 2018 and 2017, respectively, which was fully funded on the Effective Date. Subject to certain exceptions and permitted encumbrances, the obligations under the Term Loan Agreement are secured by a first priority security interest in substantially all the assets of the Company other than cash collateralizing the Regions Letters of Credit Facility. The Term Loan Agreement has a stated maturity date of April 13, 2021. The proceeds of such term loan are only permitted to be used for (i) the payment on account of the Prior Senior Notes in an amount equal to $20.0 million; (ii) the payment of costs, expenses and fees incurred on or prior to the Effective Date in connection with the preparation, negotiation, execution and delivery of the Term Loan Agreement and documents related thereto; and (iii) subject to satisfaction of certain release conditions set forth in the Term Loan Agreement, for general operating, working capital and other general corporate purposes of the Borrower not otherwise prohibited by the terms of the Term Loan Agreement.
Borrowings under the Term Loan Agreement bear interest at a rate equal to five percent (5%) per annum payable quarterly in cash, or the Cash Interest Rate, plus (ii) an initial paid in kind interest rate of seven percent (7%) commencing April 13, 2017 to be capitalized and added to the principal amount of the term loan or, at the election of the Borrower, paid in cash. The paid in kind interest increases by two percent (2%) twelve months after the Effective Date and every twelve months thereafter until maturity. Upon and after the occurrence of an event of default, the Cash Interest Rate will increase by two percentage points per annum. During the year ended December 31, 2018 (Successor) and the period April 13 through December 31, 2017 (Successor), $6.0 million and $1.7 million of interest was paid in kind, respectively. At December 31, 2018 and 2017 the paid in kind interest rate was 9% and 7%, respectively.
The Borrower is also responsible for certain other administrative fees and expenses. In connection with the execution of the Term Loan Agreement, the Borrower paid the Lenders a funding fee of $3.0 million and paid certain Lenders a backstop fee of $2.0 million. These amounts were recorded as debt issuance costs, as a reduction in the carrying amount of the Term Loan Agreement.
The Company is able to voluntarily repay the outstanding term loan at any time without premium or penalty. The Company is required to use the net proceeds from certain events, including but not limited to, the disposition of assets, certain judgments, indemnity payments, tax refunds, pension plan refunds, insurance awards and certain incurrences of indebtedness to repay outstanding loans under the Term Loan Agreement. The Company may also be required to use cash in excess of $20.0 million to repay outstanding loans under the Term Loan Agreement.
The Term Loan Agreement includes customary negative covenants for an asset-based term loan, including covenants limiting the ability of the Company to, among other things, (i) effect mergers and consolidations, (ii) sell assets, (iii) create or suffer to exist any lien, (iv) make certain investments, (v) incur debt and (vi) transact with affiliates. In addition, the Term Loan Agreement includes customary affirmative covenants for an asset-based term loan, including covenants regarding the delivery of financial statements, reports and notices to the Agent. The Term Loan Agreement also contains customary representations and warranties and event of default provisions for a secured term loan.

Regions Letters of Credit Facility
On the Effective Date the Company entered into the Regions Letters of Credit Facility to cover letters of credit and the credit card program existing on the Effective Date and pursuant to which Regions may issue, upon request by the Company, letters of credit and continue to provide charge cards for use by the Company. Amounts available under the Regions Letters of Credit Facility are subject to customary fees and are secured by a first-priority lien on, and security interest in, a cash collateral account with Regions containing cash equal to at least (i) 105% of the sum of (a) all amounts owing for any drawings under letters of credit, including any reimbursement obligations, (b) the aggregate undrawn amount of all outstanding letters of credit, (c) all sums owing to Regions or any affiliate pursuant to any letter of credit document and (d) all obligations of the Company arising thereunder, including any indemnities and obligations for reimbursement of expenses and (ii) 120% of the aggregate line of credit for charge cards issued by Regions to the Company. The fees for each letter of credit for the period from and excluding the date of issuance of such letter of credit to and including the date of expiration or termination, are equal to (x) the average daily face amount of each outstanding letter of credit multiplied by (y) a per annum rate determined by Regions from time to time in its discretion based upon such factors as Regions shall determine, including, without limitation, the credit quality and financial performance of the Company. In the event the Company is unable to repay amounts due under the Regions Letters of Credit Facility, Regions could proceed against such cash collateral account. Regions has no commitment under the Regions Letters of Credit Facility to issue letters of credit. At December 31, 2018, the facility had $8.3 million in letters of credit outstanding.
Amendment to Term Loan Agreement and Joinder
In connection with the Cretic Acquisition, on November 16, 2018, the Company, as a guarantor, FES LLC, as borrower, and certain of their subsidiaries, as guarantors, entered into Amendment No. 1 to Loan and Security Agreement and Pledge and Security Agreement (the “Term Loan Amendment”) with the lenders party thereto and Wilmington Trust, National Association, as agent (the “Term Loan Agent”), pursuant to which the Term Loan Agreement, was amended to, among other things, permit (i) debt under the Revolving Loan Agreement (described below) and the liens securing the obligations thereunder, (ii) the incurrence of add-on term loans under the Term Loan Agreement in an aggregate principal amount of $10.0 million and (iii) the incurrence of one-year “last-out” bridge loans under the Term Loan Agreement in an aggregate principal amount of $50.0 million (the “Bridge Loan”).
In addition, on November 16, 2018, Cretic entered into joinder documentation pursuant to which it became a guarantor under the Term Loan Agreement and a pledgor under the Pledge and Security Agreement referred to in the Term Loan Agreement.
Revolving Loan Agreement
In connection with the Cretic Acquisition, on November 16, 2018, the Company and certain of its subsidiaries, as borrowers, entered into a Credit Agreement (the “Revolving Loan Agreement”) with the lenders party thereto and Regions Bank, as administrative agent and collateral agent (the “Revolver Agent”). The Revolving Loan Agreement provides for $35 million of revolving loan commitments, subject to a borrowing base comprised of 85% of eligible accounts receivable, 90% of eligible investment grade accounts receivable and 100% of eligible cash, less reserves. The loans under the Revolving Loan Agreement accrue interest at a floating rate of LIBOR plus 2.50% - 3.25%, or a base rate plus 1.50% - 2.25%, with the margin based on the fixed charge coverage ratio from time to time.
The Revolving Loan Agreement is secured on a first lien basis by substantially all assets of the Company and its subsidiaries, subject to an intercreditor agreement between the Revolver Agent and the Term Loan Agent which provides that the priority collateral for the Revolving Loan Agreement consists of accounts receivable, cash and related assets, and that the other assets of the Company and its subsidiaries constitute priority collateral for the Term Loan Agreement. At December 31, 2018 we had no borrowings outstanding and availability of $17.8 million.
Indenture
On March 4, 2019, the Company issued $51.8 million aggregate original principal amount of 5.00% Subordinated Convertible PIK Notes due June 30, 2020 (the “PIK Notes”). On March 4, 2019, the Company, as Issuer, and Wilmington Trust, National Association, as Trustee, entered into an Indenture governing the terms of the PIK Notes.
The PIK Notes bear interest at a rate of 5.00% per annum. Interest on the PIK Notes will be payable, or capitalized to principal if not permitted to be paid in cash, semi-annually in arrears on June 30 and December 31 of each year, commencing on June 30, 2019.
The PIK Notes are the unsecured general subordinated obligations of the Company and are subordinated in right of payment to any existing and future secured or unsecured senior debt of the Company. The payment of the principal of, premium, if any, and interest on the PIK Notes will be subordinated to the prior payment in full of all of the Company’s existing and future senior indebtedness. In the event of a liquidation, dissolution, reorganization or any similar proceeding, obligations on the PIK Notes will be paid only after senior indebtedness has been paid in full. Pursuant to the Indenture, the Company is not permitted to (1) make cash payments to pay principal of, premium, if any, and interest on or any other amounts owing in respect of the PIK Notes, or (2) purchase, redeem or otherwise retire the PIK Notes for cash, if any senior indebtedness is not paid when due or any other default on senior indebtedness occurs and the maturity of such indebtedness is accelerated in accordance with its terms unless, in any case, the default has been cured or waived, and the acceleration has been rescinded or the senior indebtedness has been repaid in full.
The Indenture provides for mandatory conversion of the PIK Notes at maturity (or such earlier date as the Company shall elect to redeem the PIK Notes), or upon a Marketed Public Offering of the Company’s common stock or a Change of Control, in each case as defined in the Indenture, at a conversion rate per $100 principal amount of PIK Notes into a number of shares of the Company’s common stock calculated based on the Fair Market Value of a share of the Company’s common stock at such time, in each case less a 15% discount per share.
Fair Market Value means fair market value as determined by (A) in the case of a Marketed Public Offering, the offering price per share paid by public investors in the Marketed Public Offering, (B) in the case of a Change of Control, the value of the consideration paid per share by the acquirer in the Change of Control transaction, or (C) in the case of mandatory conversion at the Maturity Date (or such earlier date as the Company shall elect to redeem the PIK Notes), such value as shall be determined by a nationally recognized investment banking firm engaged by the Board of Directors of the Company.
The PIK Notes will be redeemable in whole or from time to time in part at the Company’s option at a redemption price equal to the sum of (i) 100.0% of the principal amount of the PIK Notes to be redeemed and (ii) accrued and unpaid interest thereon to, but excluding, the redemption date, which amounts may be payable in cash or in shares of the Company’s common stock, calculated as described below (subject to limitations, if any, in the documentation governing the Company’s senior indebtedness).
Modification to Loan and Facility Agreement and Pledge and Security Agreement
On March 4, 2019, the Company used the gross proceeds of $51.8 million that it received from the issuance of the PIK Notes to repay an aggregate amount of $51.8 million, representing the outstanding principal amount, and accrued and unpaid interest through the date of repayment, in respect of the Bridge Loan provided by Ascribe II Investments, LLC and Ascribe III Investments, LLC, and Solace Forbes Holding, LLC, under the Term Loan Amendment.
Interest on the Bridge Loan prior to its repayment accrued at a rate of 14% (5% cash interest plus 9% PIK interest). The payment obligations of the Borrower under the Bridge Loan have been fully satisfied as of March 4, 2019.
Management has historically acquired all light duty trucks (pickup trucks) through capital leases and may use capital leases or cash to purchase equipment held under operating leases that have reached the end of the lease term.
Insurance Notes
During 2017 and 2018, the Company entered into insurance promissory notes for the payment of insurance premiums at an interest rate of 4.99% and 3.27% respectively, with an aggregate principal amount outstanding of approximately $5.2 million and $5.9 million as of December 31, 2018 and 2017, respectively. The amount outstanding could be substantially offset by the cancellation of the related insurance coverage which is classified in prepaid insurance. These notes are or were payable in nine monthly installments with maturity dates of July 15, 2018 and July 15, 2017, respectively.
Capital Leases
The Company financed the purchase of certain vehicles and equipment through commercial loans and capital leases with aggregate principal amounts outstanding as of December 31, 2018 (Successor) of approximately $13.3 million. These loans are generally repayable in 48 monthly installments with maturity dates to June 2022. Interest accrues at rates ranging from 3.5% to 4.5% and is payable monthly. The loans are collateralized by equipment purchased with the proceeds of such loans. The Company paid total principal payments of approximately $2.3 million during the year ended December 31, 2018 (Successor), $1.2 million during the period April 13 through December 31, 2017 (Successor) and $0.4 million during the period January 1 through April 12, 2017 (Predecessor).
Management has historically acquired all light duty trucks (pickup trucks) through capital leases and may use capital leases or cash to purchase equipment held under operating leases that have reached the end of the lease term.
Following are required principal payments due on debt and capital leases existing as of December 31, 2018 (in thousands):

	Debt	Capital Leases
2019	$55,194	$4,559
2020	—	4,334
2021	66,000	3,375
2022	—	1,051
	$121,194	$13,319

Prior Senior Notes
On June 7, 2011, FES Ltd. issued $280.0 million in principal amount of the Prior Senior Notes, which were guaranteed by Forbes Energy Services LLC, or FES LLC, C.C. Forbes, LLC, or CCF, TX Energy Services, LLC, or TES, and Forbes Energy International, LLC, or FEI. FES Ltd.’s failure to make the semi-annual interest payments on the Prior Senior Notes on June 15, 2016 and December 15, 2016 after the cure periods provided for in the indenture governing the Prior Senior Notes, or the Prior Senior Indenture, and other events of default resulting from technical breaches of covenants under the Prior Senior Indenture, or collectively, the Prior Indenture Defaults, could have resulted in all outstanding indebtedness due under the Prior Senior Indenture immediately becoming due and payable. However, as discussed in Note 18 - Chapter 11 Proceedings, any efforts to enforce such payment obligations were automatically stayed as a result of the filing of the Bankruptcy Petitions, and the creditors' rights of enforcement in respect of the Prior Senior Indenture were subject to the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. As discussed in Note 18 - Chapter 11 Proceedings, on the Effective Date, the Prior Senior Notes were canceled and each holder of the Prior Senior Notes received such holder’s pro rata share of (i) $20 million in cash and (ii) 100% of the New Common Stock, subject to dilution only as a result of the shares of New Common Stock issued or available for issuance in connection with the Management Incentive Plan.
Prior Loan Agreement
On September 9, 2011, the Debtors entered into the Prior Loan Agreement. Under cross default provisions in the Prior Loan Agreement, an event of default under the Prior Senior Indenture constituted an event of default under the Prior Loan Agreement. As mentioned above, the Debtors experienced the Prior Indenture Defaults under the Prior Senior Indenture and, thus, constituted an event of default under the Prior Loan Agreement, or the Prior Loan Defaults. The Prior Indenture Defaults and the Prior Loan Defaults could have resulted in all outstanding indebtedness due under the Prior Senior Indenture and the Prior Loan Agreement becoming immediately due and payable. However, as discussed in Note 18 - Chapter 11 Proceedings, any efforts to enforce such payment obligations were automatically stayed as a result of the filing of the Bankruptcy Petitions, and the creditors' rights of enforcement in respect of the Prior Senior Indenture and the Prior Loan Agreement were subject to the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. As discussed in Note 18 - Chapter 11 Proceedings, on the Effective Date, the outstanding principal balance of $15.0 million plus outstanding interest and fees under the Prior Loan Agreement were paid off and the Prior Loan Agreement was terminated in accordance with the Plan.
9. Commitments and Contingencies
Concentrations of Credit Risk
Financial instruments which subject the Company to credit risk consist primarily of cash balances maintained in excess of federal depository insurance limits and trade receivables. Insurance coverage is currently $250,000 per depositor at each financial institution, and the Company's non-interest bearing cash balances exceeded federally insured limits. The Company restricts investment of temporary cash investments to financial institutions with high credit standings. The Company’s customer base consists primarily of multi-national and independent oil and natural gas producers. The Company does not require collateral on its trade receivables. For the year ended December 31, 2018 the Company’s largest customer, five largest customers, and ten largest customers constituted 14.1%, 44.2%, and 54.6% of total revenues, respectively. For the period April 13 through December 31, 2017 (Successor), the Company's largest customer, five largest customers, and ten largest customers constituted 17.2%, 46.3%, and 56.5% of total revenues, respectively. For the period January 1 through April 12, 2017 (Predecessor) the Company’s largest customer, five largest customers, and ten largest customers constituted 14.9%, 46.1%, and 58.7% of total revenues, respectively. The loss of any one of the Company's top five customers would have a materially adverse effect on the revenues and profits of the Company. Further, the Company's trade accounts receivable are from companies within the oil and natural gas industry and as such the Company is exposed to normal industry credit risks. As of December 31, 2018 (Successor), the Company's largest customer, five largest customers, and ten largest customers constituted 5.4%, 27.6%, and 31.0% of trade accounts receivable, respectively. As of December 31, 2017, the Company's largest customer, five largest customers, and ten largest customers constituted 21.8%, 39.5%, and 46.0% of trade accounts receivable, respectively. The Company continually evaluates its reserves for potential credit losses and establishes reserves for such losses.
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
Self-Insurance
The Company is self-insured under its Employee Group Medical Plan for the first $150 thousand per individual. The Company is self-insured with a retention for the first $250 thousand in general liability. The Company has an additional premium payable clause under its lead $10.0 million limit excess policy that states in the event losses exceed $1.0 million, a loss additional premium of 15% to 17% of paid losses in excess of $1.0 million will be due. The loss additional premium is payable at the time when the loss is paid and will be payable over a period agreed by insurers. The Company has accrued liabilities totaling $5.2 million and $7.2 million as of December 31, 2018 and December 31, 2017, respectively, for the projected additional premium and self-insured portion of these insurance claims as of the financial statement dates. This accrual includes claims made as well as an estimate for claims incurred but not reported by using third party data and claims history as of the financial statement dates.
Other
The Company is currently undergoing sales and use tax audits for multi-year periods. The Company believes the outcome of these audits will not have a material adverse effect on its results of operations or financial position. Because certain of these audits are in a preliminary stage, an estimate of the possible loss or range of loss cannot reasonably be made.
Leases
Future minimum lease payments under non-cancellable operating leases as of December 31, 2018 are as follows (in thousands):

	Related Party	Other	Total
2019	$30	$2,027	$2,057
2020	30	986	1,016
2021	8	946	954
2022	—	781	781
2023	—	386	386
Thereafter	—	1,350	1,350
Total	$68	$6,476	$6,544

Rent expense for the year ended December 31, 2018 (Successor), the period April 13 through December 31, 2017 (Successor) and the period January 1 through April 12, 2017 (Predecessor) totaled approximately $5.3 million, $6.2 million and $0.9 million, respectively.
10. Supplemental Cash Flow Information

	Successor		Predecessor
	Year Ended December 31, 2018	April 13 through December 31, 2017	January 1 through April 12, 2017
	(in thousands)
Cash paid for
Interest	$3,989	$2,272	$453
Income tax	—	—	—
Supplemental schedule of non-cash investing and financing activities
Change in accounts payable related to capital expenditures	$(599)	$930	$—
Capital leases on equipment	3,829	6,069	—
Preferred stock dividends and accretion costs	—	—	10

11. Related Party Transactions
During the year ended December 31, 2018 (Successor), the period April 13 through December 31, 2017 (Successor) and the period January 1 through April 12, 2017 (Predecessor) the Company incurred approximately $1.1 million, $0.8 million and $0.4 million, respectively, in related party expenses.
From time to time, vendors of the Company factor their receivables from the Company with a related party. For the period of January 1 through April 12, 2017 (Predecessor), the Company made payments of $65,000 for receivables factored to a related party. The nature of these transactions do not result in recording in the Company’s financial records any revenue, any expense or any receivable and does not result in any payable distinct in amount from the amount payable to such vendors as originally incurred. There were no such payments made during the year ended December 31, 2018 (Successor) or for the period April 13 through December 31, 2017 (Successor).
As of December 31, 2018 (Successor), there were no related party accounts receivable or accounts payable. As of December 31, 2017 (Successor), related party accounts payable was $11,000 and there were no related party accounts receivable.
In addition to such related party transactions above, Lawrence “Larry” First, a director of FES Ltd., serves as the Chief Investment Officer and Managing Director of Ascribe Capital LLC, or Ascribe, and Brett G. Wyard, also a director of FES Ltd., serves as a Managing Partner of Solace Capital Partners, or Solace. Ascribe and/or one or more of its affiliates own approximately 23.6% of the outstanding New Common Stock as of March 15, 2019, and is owed approximately $17.8 million of the aggregate principal amount of the Term Loan Agreement and approximately $27.5 million of the PIK Notes. Solace and/or one of its affiliates own approximately 17.4% of the outstanding New Common Stock as of March 15, 2019, and is owed approximately $16.2 million of the aggregate principal amount of the term loan covered by the Term Loan Agreement and approximately $20.3 million of the aggregate principal amount of the PIK Notes. Moreover, an affiliate of Solace and affiliates of Ascribe are parties to certain registration rights agreement dated as of the Effective Date by and among the Company and certain stockholders of the Company.
12. Earnings (loss) per Share
As discussed in Note 18 - Chapter 11 Proceedings, on the Effective Date, the Old Common Stock, the prior Series B Senior Convertible Preferred Stock, or the Prior Preferred Stock, and awards then outstanding under the Prior Compensation Plans were extinguished without recovery.
The following table sets forth the computation of basic and diluted loss per share:

	Successor		Predecessor
	Year Ended December 31, 2018	April 13 through December 31, 2017	January 1 through April 12, 2017
	(in thousands, except per share amounts)
Basic and diluted:
Net income (loss)	$(32,607)	$(25,985)	$27,228
Preferred stock dividends and accretion	—	—	(46)
Net income (loss) attributable to common stockholders	$(32,607)	$(25,985)	$27,182
Weighted-average common shares	5,368	5,288	27,508
Basic and diluted net income (loss) per share	$(6.07)	$(4.91)	$0.99

There were 329,240 and 363,300 unvested restricted stock units that were not included in the calculation of diluted EPS for the year ended December 31, 2018 and the period April 13 through December 31, 2017 (Successor), respectively, because their effect would have been antidilutive. There were 5,292,531 shares of Old Common Stock equivalents underlying the Prior Preferred Stock included in the weighted average common shares for the period January 1 through April 12, 2017 (Predecessor) as the Prior Preferred Stock was dilutive and a participating security. There were 602,625 stock options that were not included in the calculation of diluted EPS for the period January 1 through April 12, 2017 (Predecessor) because their effect would have been antidilutive.
13. Business Segment Information
The Company has three reportable segments organized based on its products and services—well servicing, coiled tubing and fluid logistics. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Upon the acquisition of Cretic, we evaluated our segment information and determined that coiled tubing represented a separate segment under our current facts. All prior year segment information has been recast to reflect the change in our segment reporting.

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
Coiled Tubing
The coiled tubing segment utilizes our fleet of coiled tubing units to provide a range of services accomplishing a wide variety of goals including horizontal completions, well bore clean-outs and maintenance, nitrogen services, thru-tubing services, formation stimulation using acid and other chemicals, and other pre- and post-hydraulic fracturing well preparation services.
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

The following table sets forth certain financial information with respect to the Company’s reportable segments (in thousands):

	Well Servicing	Coiled Tubing	Fluid Logistics	Consolidated
Successor
Year Ended December 31, 2018
Operating revenues	$83,035	$39,572	$58,291	$180,898
Direct operating costs	67,889	32,384	46,552	146,825
Segment profits	$15,146	$7,188	$11,739	$34,073
Depreciation and amortization	$10,324	$6,480	$13,739	$30,543
Capital expenditures	$5,080	$12,961	$4,044	$22,085
Total assets	$79,236	$113,008	$50,955	$243,199
Long lived assets	$52,314	$84,588	$45,386	$182,288

April 13 through December 31, 2017
Revenues	$53,343	$10,573	$32,565	$96,481
Direct operating costs	42,720	6,432	31,083	80,235
Segment profits	$10,623	$4,141	$1,482	$16,246
Depreciation and amortization	$8,038	$2,213	$9,800	$20,051
Capital expenditures (1)	$9,792	$2,697	$3,031	$15,520
Total assets	$83,710	$18,024	$57,954	$159,688
Long lived assets	$56,907	$14,638	$57,498	$129,043

Predecessor
January 1 through April 13, 2017
Revenues	$17,353	$2,201	$11,211	$30,765
Direct operating costs	13,845	2,107	11,207	27,159
Segment profits	$3,508	$94	$4	$3,606
Depreciation and amortization	$6,204	$723	$6,674	$13,601
Capital expenditures (1)	$12	$274	$114	$400

(1) Capital expenditures listed above include all cash and non-cash additions to property and equipment, including capital leases and fixed assets recorded in accounts payable at year-end.

	Successor		Predecessor
	Year Ended December 31, 2018	April 13 through December 31, 2017	January 1 through April 12, 2017
	(in thousands)
Reconciliation of Operating Loss As Reported:
Segment profits	$34,073	$16,246	$3,606
Less:
General and administrative expense	25,390	14,229	5,012
Depreciation and amortization	30,543	20,051	13,601
Operating loss	(21,860)	(18,034)	(15,007)
Other income (expenses), net	(11,150)	(7,708)	42,262
Pre-tax income (loss)	$(33,010)	$(25,742)	$27,255

	December 31, 2018	December 31, 2017
	(in thousands)
Reconciliation of Total Assets As Reported:
Total reportable segments	$243,199	$159,688
Parent	13,186	42,069
Total assets	$256,385	$201,757

14. Revenue
The following tables show revenue disaggregated by primary geographical markets and major service lines for the year ended December 31, 2018 (Successor), the period April 13 through December 31, 2017 (Successor) and the period January 1 through April 12, 2017 (Predecessor).

Successor	Year ended December 31, 2018
	Well Servicing	Coiled Tubing	Fluid Logistics	Total
Primary Geographical Markets	(in thousands)
South Texas	$41,505	$34,137	$28,745	$104,387
East Texas (1)	4,536	—	3,040	7,576
Central Texas	—	—	14,028	14,028
West Texas	36,994	5,435	12,478	54,907
Total	$83,035	$39,572	$58,291	$180,898

Successor	April 13 through December 31, 2017
	Well Servicing	Coiled Tubing	Fluid Logistics	Total
Primary Geographical Markets	(in thousands)
South Texas	$39,631	$10,573	$16,883	$67,087
East Texas (1)	5,997	—	2,185	8,182
Central Texas	—	—	5,142	5,142
West Texas	7,715	—	8,355	16,070
Total	$53,343	$10,573	$32,565	$96,481

Predecessor	January 1 through April 12, 2017
	Well Servicing	Coiled Tubing	Fluid Logistics	Total
Primary Geographical Markets	(in thousands)
South Texas	$12,490	$2,201	$5,872	$20,563
East Texas (1)	868	—	945	1,813
Central Texas	—	—	1,593	1,593
West Texas	3,995	—	2,801	6,796
Total	$17,353	$2,201	$11,211	$30,765

(1) Includes revenues from the Company's operations in Pennsylvania.

15. Income Taxes
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

Income tax expense included in the consolidated statements of operations consisted of the following (in thousands):

	Successor		Predecessor
	Year Ended December 31, 2018	April 13 through December 31, 2017	January 1 through April 12, 2017
Current:
Federal	$—	$—	$—
State	104	—	—
Foreign	(485)	228	74
Total current income tax expense (benefit)	$(381)	$228	$74
Deferred:
Federal	$—	$—	$—
State	(22)	15	(47)
Foreign	—	—	—
Total deferred income tax expense (benefit)	$(22)	$15	$(47)
Total income tax expense (benefit)	$(403)	$243	$27

The differences between income taxes expected at the U.S. federal statutory income tax rate of 21% and 35% for 2018 and 2017, respectively, and the reported income tax expense are summarized as follows (in thousands):

	Successor		Predecessor
	Year Ended December 31, 2018	April 13 through December 31, 2017	January 1 through April 12, 2017
Income tax expense (benefit) at statutory rate	$(6,932)	$(9,010)	$9,539
Nondeductible expenses	258	111	33
Bankruptcy transaction costs	—	788	2,355
Effect of tax attribute reduction	—	3,959	(18,667)
Change in U.S. tax rate	—	12,259	—
Change in deferred tax valuation allowance	(1,636)	(8,409)	5,532
Change in uncertain tax position	8,270	—	—
Foreign taxes	(472)	227	75
State taxes	46	16	(48)
Stock based compensation	—	—	1,042
Other	63	302	166
	$(403)	$243	$27

Significant components of our deferred tax assets and liabilities are as follows (in thousands):

	December 31, 2018	December 31, 2017
Deferred tax assets:
Net operating loss carryforwards	$6,993	$10,916
Foreign tax credits	796	796
Acquisition expenses	855	—
Share-based compensation	141	113
Bad debts	252	345
Accrued expenses	2,529	1,785
Tax over book depreciation	7,019	6,549
Other	102	95
Total deferred tax assets	18,687	20,599
Less: valuation allowance	(17,732)	(19,368)
Total deferred tax assets, net	$955	$1,231
Deferred tax liabilities:
Book over tax depreciation	$(137)	$(325)
Intangible assets	(1,175)	(1,285)
Total deferred tax liabilities	$(1,312)	$(1,610)
Net deferred tax liability	$(357)	$(379)
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
In general, under Sections 382 and 383 of the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses (“NOLs”) and certain tax credits, to offset future taxable income and tax. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders changes by more than 50 percentage points over such stockholders’ lowest percentage of ownership during the testing period (generally three years). In connection with our emergence from Chapter 11 bankruptcy proceedings, we experienced an ownership change for the purposes of Section 382 of the Code. The ownership change did not result in the expiration of any NOLs generated prior to the emergence date. Upon filing the 2017 federal income tax return we made an administrative error, as discussed below, which resulted in the Company derecognizing $39.4 million in NOL’s as an uncertain tax position (representing $8.3 million of deferred tax asset). However, any subsequent ownership changes under the provisions of Section 382 could further adversely affect the use of our NOLs in future periods. The NOLs that existed upon emergence from bankruptcy are unrecognized tax benefits as of December 31, 2018.
As of December 31, 2018 (Successor), the Company had gross federal net operating loss carryforwards of approximately $72.7 million, (representing $15.3 million of gross deferred tax asset), $39.4 million which ($8.3 million tax effected) represent unrecognized tax benefits. Our NOLs begin to expire in 2033 if not utilized prior to that time. Realization of deferred tax assets associated with net operating loss carryforwards is dependent upon generating sufficient taxable income in the appropriate jurisdiction prior to their expiration. The existence of reversing taxable temporary differences supports the recognition by the Company of deferred tax assets. It is not more likely than not that those deferred tax assets would be realized due to the Company's lack of earnings history. The Company has established a full valuation allowance against its NOLs. The change in valuation allowance was $(1.6) million for the year ended December 31, 2018.
The Company’s 2017 income tax provision and federal income tax return (“Form 1120”) were prepared with the intent of electing out of the provisions of Sec 382(l)(5) of the Internal Revenue Code. When filing the Form 1120 for 2017 there was an administrative error and the required election to opt out of Sec 382(l)(5) was inadvertently left off the final filed Form 1120.  To properly remedy this administrative error, the Company has made a filing with the Internal Revenue Service (“IRS”) requesting an extension of time to file the missed election.  At December 31, 2108, as a result of the administrative error and that relief from the IRS is discretionary, we have derecognized $39.4 million NOL’s, which represent NOL’s from the prebankruptcy period.  While we believe we have a strong set of facts, the decision to grant relief is at the discretion of the IRS. Based on this, we could not conclude “more likely than not” and the deferred tax asset relating to $39.4 million of NOL’s are unrecognized on the consolidated balance sheet.  If we are successful in obtaining relief from the IRS we would then reinstate the NOL’s in the period in which such relief is granted.
As of December 31, 2018 and 2017, the gross unrecognized tax benefit was $8.3 million and zero, respectively. If recognized, none of the unrecognized tax benefit would affect the Company's effective tax rate as we are in a full valuation allowance position. Certain unrecognized tax benefits are required to be netted against their related deferred tax assets as a result of Accounting Standards Update No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. As a result, the $8.3 million of unrecognized tax benefit has been netted against the NOL deferred tax asset.
The Company files U.S. federal, U.S. state, and foreign tax returns, and is generally no longer subject to tax examinations for fiscal years prior to 2014.
16. Share-Based Compensation
As discussed in Note 18 - Chapter 11 Proceedings, on the Effective Date, all prior equity interests (which included the Old Common Stock, FES Ltd.’s prior preferred stock, awards under the Prior Compensation Plans and the preferred stock purchase rights under the Rights Agreement) in FES Ltd. were extinguished without recovery.
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
Restricted Stock Unit activity under the Management Incentive Plan was as follows (in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested as of April 13, 2017	—	$—
Granted	450,000	$11.00
Vested	(86,400)	$11.00
Forfeited	—	$—
Unvested as of December 31, 2017	363,600	$11.00
Granted	86,400	$4.70
Vested	(103,680)	$9.92
Forfeited	(17,080)	$11.00
Unvested as of December 31, 2018	329,240	$9.68

Share based compensation expense recognized under the Management Incentive Plan was $1.1 million and $1.3 million during the year ended December 31, 2018 (Successor) and the period April 13 through December 31, 2017 (Successor). As of December 31, 2018 (Successor) unrecognized compensation cost was approximately $2.8 million to be recognized over approximately 3.9 years.
17. Equity Securities
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
Series B Preferred Stock
Under the Company's Series B Certificate of Designation, the Company was authorized to issue 825,000 shares of Series B Senior Convertible Preferred Stock, or the Series B Preferred Stock, par value $0.01 per share. This is presented as temporary equity on the balance sheet. The common stock into which the Series B Preferred Stock was convertible had certain demand and “piggyback” registration rights. There were 588,059 shares of Series B Preferred Stock outstanding through the Effective Date.
The value of the Series B Preferred Stock, for accounting purposes, was being accreted up to redemption value from the date of issuance to the earliest redemption date of the instrument using the effective interest rate method. If the Series B Preferred Stock had been redeemed as of the Effective Date, the redemption amount applicable at such date would have been approximately $15.6 million.
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
As discussed in Note 18 - Chapter 11 Proceedings to our Consolidated Financial Statements, on the Effective Date, the Prior Preferred Stock was extinguished without recovery.
18. Chapter 11 Proceedings
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
•The Debtors entered into the Term Loan Agreement (see Note 8 - Long-Term Debt), with certain financial institutions party thereto from time to time as lenders, or the Lenders, and Wilmington Trust, National Association, as agent for the Lenders;
•FES Ltd. adopted the Management Incentive Plan, which provides for the issuance of equity-based awards with respect to, in the aggregate, up to 750,000 shares of New Common Stock;
•The Debtors’ loan and security agreement governing their revolving credit facility dated as of September 9, 2011 as subsequently amended, or the Prior Loan Agreement, with Regions Bank, or Regions, as the sole lender party thereto, or the Lender, was terminated and a new letter of credit facility was entered into with Regions, or the Regions Letters of Credit Facility, which covers letters of credit and the Company's credit card program. Regions continues to hold the cash pledged to support the Regions Letters of Credit Facility in the amount of $9.0 million as of December 31, 2017.
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

Reorganization Adjustments
Reorganization adjustments reflect amounts recorded on the Effective Date for the effect of implementation of the Plan. The significant reorganization adjustments are summarized as follows (in thousands):
(a) Reflects the net sources of cash on the Effective Date from implementation of the Plan:

Sources:
Term Loan Agreement	$50,000

Uses:
Payment to Holders of the Prior Senior Notes	$(20,000)
Payoff of Prior Loan Agreement	(15,000)
Payoff of Prior Loan Agreement accrued interest	(82)
Restricted cash	(6,400)
Debt issuance costs	(5,000)
Professional fees	(1,158)
Total Uses	(47,640)
Net Sources	$2,360

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
Evaluation of Disclosure Controls and Procedures
The Company's management, with the participation of its chief executive officer and chief financial officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of December 31, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SECs rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company's disclosure controls and procedures as of December 31, 2018, the Company's chief executive officer and chief financial officer concluded that, as of such date, the Company's disclosure controls and procedures over financial reporting were effective.
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
The Company's management conducted an evaluation of the effectiveness of internal control over financial reporting based on the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation of the Company's internal control over financial reporting as of December 31, 2018, the Company's chief executive officer and chief financial officer concluded that, as of such date, the Company's internal control over financial reporting is effective.
Changes in Internal Control Over Financial Reporting
No change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fourth quarter of 2018 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.	Other Information
Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required under this item will be filed in a definitive proxy statement within 120 days after December 31, 2018 pursuant to General Instruction G(3) of Form 10-K.

Item 11.	Executive Compensation
The information required under this item will be filed in a definitive proxy statement within 120 days after December 31, 2018 pursuant to General Instruction G(3) of Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required under this item will be filed in a definitive proxy statement within 120 days after December 31, 2018 pursuant to General Instruction G(3) of Form 10-K.

Item 13.	Certain Relationships and Related Transaction, and Director Independence
The information required under this item will be filed in a definitive proxy statement within 120 days after December 31, 2018 pursuant to General Instruction G(3) of Form 10-K.

Item 14.	Principal Accounting Fees and Services
The information required under this item will be filed in a definitive proxy statement within 120 days after December 31, 2018 pursuant to General Instruction G(3) of Form 10-K.

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
4.2
Indenture, dated as of March 4, 2019 between Forbes Energy Services Ltd. and Wilmington Trust, National Association, as trustee (including form of Note) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 4, 2018).

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
10.11
Merger Agreement, dated as of November  16, 2018, by and among Forbes Energy Services LLC, as buyer, Cobra Transitory Sub LLC, as Merger Sub, Cretic Energy Services, LLC, as the Company and Catapult Energy Services Group, LLC, as the Holders Representative and Paying Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 23, 2018).

10.12
Revolving Loan Agreement, dated November  16, 2018, by and among the Company and certain of its subsidiaries, as borrowers, the lenders party thereto and Regions Bank, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed November 23, 2018).

10.13
Amendment No.  1 to Loan and Security Agreement and Pledge and Security Agreement, dated as of November  16, 2018, by and among Forbes Energy Services LLC, as borrower, Forbes Energy International, LLC, TX Energy Services, LLC, C.C. Forbes, LLC and Forbes Energy Services Ltd., as guarantors, Wilmington Trust, N.A., as agent, and certain lenders party thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed November 23, 2018).

10.14
Employment Agreement, effective November  16, 2018, by and between Joe Michetti and Forbes Energy Services LLC (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed November 23, 2018).

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

Item 16. Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Alice, the State of Texas, on April 1, 2019.

FORBES ENERGY SERVICES LTD.
By:	/S/ JOHN E. CRISP
John E. Crisp
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN E. CRISP (John E. Crisp)	Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)	April 1, 2019

/s/ L. MELVIN COOPER (L. Melvin Cooper)	Senior Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	April 1, 2019

/s/ LAWRENCE FIRST (Lawrence First)	Director	April 1, 2019

/s/ BRETT G. WYARD (Brett G. Wyard)	Director	April 1, 2019

/s/ ROME G. ARNOLD III (Rome G. Arnold III)	Director	April 1, 2019

/s/ PAUL S. BUTERO (Paul S. Butero)	Director	April 1, 2019

/s/ DAVID B. ROSENWASSER (David B. Rosenwasser)	Director	April 1, 2019