Form 10-Q
period 2019-03-31
Forbes Energy Services Ltd.
filed 2019-05-15
CIK 1434842

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________________________
Form 10-Q
__________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☐

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
Securities registered pursuant to Section 12(b) of the Act:

Common stock, $0.01 par value	FLSS	OTCQX Best Market
(Title of each class)	(Trading Symbol)	(Name of each exchange on which registered)
The number of shares of common stock, par value $0.01 per share, of Forbes Energy Services Ltd. outstanding as of May 10, 2019 was 5,439,247.

FORBES ENERGY SERVICES LTD.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q and any oral statements made in connection with it include certain forward-looking statements within the meaning of the federal securities laws. You can generally identify forward-looking statements by the appearance in such a statement of words like “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project” or “should” or other comparable words or the negative of these words. When you consider our forward-looking statements, you should keep in mind the risk factors we describe and other cautionary statements we make in this Quarterly Report on Form 10-Q. Our forward-looking statements are only predictions based on expectations that we believe are reasonable. Our actual results could differ materially from those anticipated in, or implied by, these forward-looking statements as a result of known risks and uncertainties set forth below and elsewhere in this Quarterly Report on Form 10-Q. These factors include or relate to the following:

•	the effect of the continuing industry-wide downturn in and the cyclical nature of, energy exploration and development activities;

•	continuing incurrence of operating losses due to such downturn;

•	oil and natural gas commodity prices;

•	market response to global demands to curtail use of oil and natural gas;

•	capital budgets and spending by the oil and natural gas industry;

•	the ability or willingness of the Organization of Petroleum Exporting Countries, or OPEC, to set and maintain production levels for oil;

•	oil and natural gas production levels by non-OPEC countries;

•	supply and demand for oilfield services and industry activity levels;

•	our ability to maintain stable pricing;

•	possible impairment of our long-lived assets;

•	potential for excess capacity;

•	competition;

•	substantial capital requirements;

•	significant operating and financial restrictions under our loan and security agreement which provides for a term loan of $60.0 million, or the Term Loan Agreement, excluding paid in kind interest;

•	technological obsolescence of operating equipment;

•	dependence on certain key employees;

•	concentration of customers;

•	substantial additional costs of compliance with reporting obligations, the Sarbanes-Oxley Act, Term Loan Agreement, Revolving Loan Agreement and the PIK Notes covenants;

•	seasonality of oilfield services activity;

•	collection of accounts receivable;

•	environmental and other governmental regulation;

•	the potential disruption of business activities caused by the physical effects, if any, of climate change;

•	risks inherent in our operations;

•	ability to fully integrate future acquisitions;

•	variation from projected operating and financial data;

•	variation from budgeted and projected capital expenditures;

•	volatility of global financial markets; and

•	the other factors discussed under “Risk Factors” beginning on page 10 of the Annual Report on Form 10-K for the year ended December 31, 2018.

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

PART I—FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements

Forbes Energy Services Ltd.
Condensed Consolidated Balance Sheets (unaudited)
(in thousands, except par value amounts)

	March 31, 2019	December 31, 2018
Assets
Current assets
Cash and cash equivalents	$2,201	$8,083
Cash - restricted	73	73
Accounts receivable - trade, net	45,479	45,950
Accounts receivable - other	5,578	2,228
Prepaid expenses and other current assets	12,822	14,691
Total current assets	66,153	71,025
Property and equipment, net	142,552	148,608
Operating lease right-of-use assets	5,969	—
Intangible assets, net	13,585	13,980
Goodwill	19,700	19,700
Other assets	2,596	3,072
Total assets	$250,555	$256,385

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable - trade	$16,638	$17,841
Accrued interest payable	1,749	1,993
Accrued expenses	12,773	14,348
Current portion of operating lease liabilities	755	—
Current portion of long-term debt	7,500	59,321
Total current liabilities	39,415	93,503
Long-term operating lease liabilities, net of current portion	5,214	—
Long-term debt, net of current portion and debt discount	125,568	71,095
Deferred tax liability	309	357
Total liabilities	170,506	164,955
Commitments and contingencies (Note 7)
Stockholders’ equity
Common stock, $0.01 par value, 40,000 shares authorized, 5,439 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	54	54
Additional paid-in capital	150,221	149,968
Accumulated deficit	(70,226)	(58,592)
Total stockholders’ equity	80,049	91,430
Total liabilities and stockholders’ equity	$250,555	$256,385
The accompanying notes are an integral part of these condensed consolidated financial statements.

Forbes Energy Services Ltd.
Condensed Consolidated Statements of Operations (unaudited)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2019	2018
Revenues
Well servicing	$24,750	$17,655
Coiled tubing	20,010	5,202
Fluid logistics	13,628	12,735
Total revenues	58,388	35,592

Expenses
Well servicing	17,549	14,850
Coiled tubing	17,938	4,167
Fluid logistics	10,652	10,689
General and administrative	6,825	4,888
Depreciation and amortization	9,439	7,163
Total expenses	62,403	41,757
Operating loss	(4,015)	(6,165)

Other income (expense)
Interest income	3	2
Interest expense	(7,686)	(2,367)
Pre-tax loss	(11,698)	(8,530)
Income tax (benefit) expense	(64)	17
Net loss	$(11,634)	$(8,547)

Loss per share of common stock
Basic and diluted	$(2.14)	$(1.60)

Weighted average number of shares of common stock outstanding:
Basic and diluted	5,442	5,336
The accompanying notes are an integral part of these condensed consolidated financial statements.

Forbes Energy Services Ltd.
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(11,634)	$(8,547)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	9,439	7,163
Share-based compensation	253	251
Deferred tax benefit	(48)	(21)
Gain on disposal of assets	(1,117)	(20)
Bad debt expense	120	99
Amortization of debt discount/deferred financing costs	2,154	196
Interest paid in kind	3,172	924
Changes in operating assets and liabilities:
Accounts receivable	(2,999)	(2,093)
Prepaid expenses and other assets	(597)	(135)
Accounts payable - trade	(1,252)	1,296
Accounts payable - related parties	—	(10)
Accrued expenses	(1,588)	1,171
Accrued interest payable	(244)	(7)
Net cash provided by (used in) operating activities	(4,341)	267
Cash flows from investing activities:
Purchases of property and equipment	(3,645)	(2,363)
Proceeds from sale of property and equipment	3,272	300
Net cash used in investing activities	(373)	(2,063)
Cash flows from financing activities:
Payments for finance leases	(1,168)	(511)
Payments for Bridge Loan	(4,422)	—
Proceeds from PIK Notes	4,422	—
Net cash used in financing activities	(1,168)	(511)
Net decrease in cash, cash equivalents and cash - restricted	(5,882)	(2,307)
Cash, cash equivalents and cash - restricted:
Beginning of period	8,156	35,480
End of period	$2,274	$33,173
The accompanying notes are an integral part of these condensed consolidated financial statements.

Forbes Energy Services Ltd.
Condensed Consolidated Statement of Changes in Stockholders’ Equity (unaudited)
(in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2018	5,439	$54	$149,968	$(58,592)	$91,430
Share-based compensation	—	—	253	—	253
Net loss	—	—	—	(11,634)	(11,634)
Balance at March 31, 2019	5,439	$54	$150,221	$(70,226)	$80,049

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2017	5,336	$53	$148,866	$(25,985)	$122,934
Share-based compensation	—	—	251	—	251
Net loss	—	—	—	(8,547)	(8,547)
Balance at March 31, 2018	5,336	$53	$149,117	$(34,532)	$114,638
The accompanying notes are an integral part of these condensed consolidated financial statements.

Forbes Energy Services Ltd.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Organization and Nature of Operations
Nature of Operations
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
As used in these condensed consolidated financial statements, the “Company”, “we” and “our” mean FES Ltd. and its subsidiaries, except as otherwise indicated.
Estimates, Risks and Uncertainties
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

2. Basis of Presentation

Interim Financial Information
The unaudited condensed consolidated financial statements of the Company are prepared in conformity with accounting principles generally accepted in the United States of America, or GAAP, for interim financial reporting. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Therefore, these condensed consolidated financial statements should be read along with the annual audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018. All significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, all adjustments which are of normal recurring natures considered necessary for a fair representation have been made in the accompanying unaudited financial statements.
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
Reclassification
Certain prior year amounts have been reclassified to conform to the current year presentation with no material effect on the unaudited condensed consolidated financial statements.

Fair Values of Financial Instruments
Fair value is the price that would be received to sell an asset, or the amount paid to transfer a liability in an orderly transaction between market participants (an exit price) at the measurement date.
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
The carrying amounts of cash and cash equivalents, accounts receivable-trade, accounts receivable-other, accounts payable-trade and insurance notes approximate fair value because of the short maturity of these instruments. The fair values of finance leases approximate their carrying values, based on current market rates at which the Company could borrow funds with similar maturities (Level 2 in the fair value hierarchy). The fair values of the Term Loan Agreement, Bridge Loan and the PIK Notes as of the respective dates are set forth below (in thousands):

	March 31, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term Loan Agreement	$64,032	$67,534	$62,335	$65,794
Bridge Loan	$—	$—	$49,568	$50,000
PIK Notes	$52,354	$61,157	$—	$—

Cash, Cash Equivalents and Cash - Restricted
The following table provides a reconciliation of cash, cash equivalents and cash - restricted reported within the consolidated balance sheets to the same such amounts shown in the consolidated statements of cash flows (in thousands).

	March 31,
	2019	2018
Cash and cash equivalents	$2,201	$7,572
Cash - restricted	73	25,601
Cash and cash equivalents and cash - restricted as shown in the consolidated statement of cash flows	$2,274	$33,173

The Company's restricted cash at March 31, 2018 included $16.9 million related to a prior restriction under the Term Loan Agreement and $8.7 million as collateral for certain outstanding letters of credit and the Company's corporate credit card program under a prior credit facility with Regions.
Revenue Recognition
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
Leases
Effective January 1, 2019, the Company adopted an accounting standard update issued by the Financial Accounting Standards Board (FASB) related to accounting for leases, which requires lessees to record assets and liabilities that arise for all leases on their balance sheet and expanded financial statement disclosures for both lessees and lessors. Previously, only capital leases were recorded on the balance sheet. This update requires lessees to recognize a lease liability equal to the present value of its lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term for all leases longer than 12 months. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and liabilities and instead recognize lease expense for such leases generally on a straight-line basis over the lease term. Leases with a term of longer than 12 months will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement.
The Company adopted this standard on a prospective basis using the optional modified retrospective transition method. As such, the comparative financial information has not been restated and continues to be reported under the lease standard in effect during those periods. The Company also elected other practical expedients provided by the new standard, including the package of practical expedients, the hindsight practical expedient and the short-term lease recognition practical expedient in which leases with a term of 12 months or less are not recognized on the balance sheet. The adoption of this standard resulted in the recognition of approximately $6.2 million of operating lease right-of-use assets and operating lease liabilities on the balance sheet as of January 1, 2019. The adoption of this standard did not materially impact the condensed consolidated statements of operations for the three months ended March 31, 2019. See Note 8 for the expanded lease disclosures required by the new standard.

3. Acquisition of Cretic Energy Services, LLC
On November 16, 2018, the Company acquired 100% of the outstanding units of Cretic Energy Services, LLC (Cretic). The acquisition of Cretic was accounted for as a business combination using the acquisition method of accounting. The aggregate purchase price was $69.4 million in cash (net of $2.2 million cash acquired).
The purchase price paid in the acquisition has been preliminarily allocated to record the acquired assets and assumed liabilities based on their estimated fair value. When determining the fair values of assets acquired and liabilities assumed, management made significant estimates, judgments and assumptions. Management estimated that consideration paid exceeded the fair value of the net assets acquired. The goodwill recorded was primarily attributable to synergies related to the Company’s coiled tubing business strategy that are expected to arise from the Cretic acquisition and was attributable to the Company’s coiled tubing segment.
Proforma Results from the Cretic Acquisition (unaudited)
The following unaudited consolidated pro forma information is presented as if the Cretic acquisition had occurred on January 1, 2018 (in thousands):

Pro Forma
Three Months Ended March 31, 2018
Revenue	$49,456

Net loss	$(10,572)

The unaudited pro forma amounts above have been calculated after applying the Company’s accounting policies and adjusting the Cretic acquisition results to reflect the increase to interest expense and depreciation and amortization that would have been charged assuming the fair value adjustments to property and equipment and intangible assets had been applied from January 1, 2018 and other related pro forma adjustments. The pro forma amounts do not include any potential synergies, cost savings or other expected benefits of the Cretic acquisition, and are presented for illustrative purposes only and are not necessarily indicative of results that would have been achieved if the Cretic acquisition had occurred as of January 1, 2018 or of future operating performance.

4. Property and Equipment
Property and equipment consisted of the following (in thousands):

	Estimated Life in Years	March 31, 2019	December 31, 2018
Well servicing equipment	9-15 years	$127,583	$128,647
Well servicing equipment - finance lease	9-15 years	2,176	1,291
Autos and trucks	5-10 years	31,779	32,132
Autos and trucks - finance lease	5-10 years	20,450	19,125
Disposal wells	5-15 years	3,979	3,977
Building and improvements	5-30 years	5,733	5,705
Furniture and fixtures	3-15 years	2,916	2,797
Land		868	868
		195,484	194,542
Accumulated depreciation (1)		(52,932)	(45,934)
		$142,552	$148,608
(1) Includes accumulated depreciation of finance lease assets of $5.7 million and $4.5 million at March 31, 2019 and December 31, 2018, respectively.

Depreciation expense was $9.0 million and $6.9 million for the three months ended March 31, 2019 and 2018, respectively. Depreciation of assets held under finance leases was $1.2 million and $0.7 million for the three months ended March 31, 2019 and 2018, respectively, and is included in depreciation and amortization expense in the accompanying condensed consolidated statements of operations.

5. Goodwill and Other Intangible Assets
Goodwill
Goodwill totaled $19.7 million at March 31, 2019 and December 31, 2018 and relates to the acquisition of Cretic and is deductible for tax purposes.

Other Intangible Assets
The following table sets forth the identified other intangible assets by major asset class (in thousands):

	Useful Life (years)	Gross Carrying Value	Accumulated Amortization	Net Book Value
March 31, 2019
Customer relationships	6-15	$11,378	$(1,077)	$10,301
Trade names	10-15	3,072	(552)	2,520
Covenants not to compete	4	1,505	(741)	764
		$15,955	$(2,370)	$13,585
December 31, 2018
Customer relationships	6-15	$11,378	$(832)	$10,546
Trade names	10-15	3,072	(496)	2,576
Covenants not to compete	4	1,505	(647)	858
		$15,955	$(1,975)	$13,980

Amortization expense was $0.4 million and $0.3 million for the three months ended March 31, 2019 and 2018, respectively.
Future amortization of these intangibles will be as follows:

2019	$1,150
2020	1,545
2021	1,276
2022	1,169
2023	1,169
Thereafter	7,276
$13,585

6. Long-Term Debt
Long-term debt consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Term Loan Agreement of $60.0 million, plus $7.4 million and $6.0 million of accrued interest paid in kind and net of debt discount of $3.3 million and $3.6 million as of March 31, 2019 and December 31, 2018, respectively	$64,032	$62,335
PIK Notes, including $0.6 million accretion of interest and conversion premium	52,354	—
Bridge Loan of $50.0 million, net of debt discount of $0.4 million as of December 31, 2018	—	49,568
Finance leases	13,572	13,319
Insurance notes	3,110	5,194
Total debt	133,068	130,416
Less: Current portion	(7,500)	(59,321)
Total long-term debt	$125,568	$71,095

Term Loan Agreement
On April 13, 2017, the Company entered into the Term Loan Agreement. FES LLC is the borrower, or the Borrower, under the Term Loan Agreement. The Borrower’s obligations have been guaranteed by FES Ltd. and by TES, CCF and FEI, each direct subsidiaries of the Borrower and indirect subsidiaries of FES Ltd. The Term Loan Agreement, as amended, provides for a term loan of $60.0 million, excluding paid in kind interest. Subject to certain exceptions and permitted encumbrances, the obligations under the Term Loan Agreement are secured by a first priority security interest in substantially all the assets of the Company other than accounts receivable, cash and related assets, which constitute priority collateral under the Revolving Loan Agreement (described below). The Term Loan Agreement has a stated maturity date of April 13, 2021.
Borrowings under the Term Loan Agreement bear interest at a rate equal to five percent (5%) per annum payable quarterly in cash, or the Cash Interest Rate, plus (ii) an initial paid in kind interest rate of seven percent (7%) commencing April 13, 2017 to be capitalized and added to the principal amount of the term loan or, at the election of the Borrower, paid in cash. The paid in kind interest increases by two percent (2%) twelve months after April 13, 2017 and every twelve months thereafter until maturity. Upon and after the occurrence of an event of default, the Cash Interest Rate will increase by two percentage points per annum. During the three months ended March 31, 2019, $1.4 million of interest was paid in kind. At March 31, 2019, the paid in kind interest rate was 9%.
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
The Revolving Loan Agreement is secured on a first lien basis by substantially all assets of the Company and its subsidiaries, subject to an intercreditor agreement between the Revolver Agent and the Term Loan Agent which provides that the priority collateral for the Revolving Loan Agreement consists of accounts receivable, cash and related assets, and that the other assets of the Company and its subsidiaries constitute priority collateral for the Term Loan Agreement. At March 31, 2019 we had no borrowings outstanding, $6.1 million in letters of credit outstanding and availability of $21.6 million.
5% Subordinated Convertible PIK Notes
On March 4, 2019, the Company issued $51.8 million aggregate original principal amount of 5.00% Subordinated Convertible PIK Notes due June 30, 2020 (the “PIK Notes”). On March 4, 2019, the Company, as Issuer, and Wilmington Trust, National Association, as Trustee, entered into an Indenture governing the terms of the PIK Notes.
The PIK Notes bear interest at a rate of 5.00% per annum. Interest on the PIK Notes will be capitalized to principal semi-annually in arrears on June 30 and December 31 of each year, commencing on June 30, 2019.
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
The Indenture also provides that upon a default by the Company in the payment when due of principal of, or premium, if any, or interest on, indebtedness in the aggregate principal amount then outstanding of $5.0 million or more, or acceleration of the Company’s indebtedness so that it becomes due and payable before the date on which it would otherwise have become due and payable, and if such default is not cured or waived within 30 days after notice to the Company by the Trustee or by holders of at least 25% in aggregate principal amount of the PIK Notes then outstanding, the principal of, (and premium, if any) and accrued and unpaid interest on, the PIK Notes may be declared immediately due and payable.
The PIK Notes are redeemable in whole or from time to time in part at the Company’s option at a redemption price equal to the sum of (i) 100.0% of the principal amount of the PIK Notes to be redeemed and (ii) accrued and unpaid interest thereon to, but excluding, the redemption date, which amounts may be payable in cash or in shares of the Company’s common stock, (subject to limitations, if any, in the documentation governing the Company’s senior indebtedness). If redeemed for the Company’s common stock the holder will receive a number of shares of the Company’s common stock calculated based on the Fair Market Value of a share of the Company’s common stock at such time, in each case less a 15% discount per share.
The Indenture contains provisions permitting the Company and the trustee in certain circumstances, without the consent of the holders of the PIK Notes, and in certain other circumstances, with the consent of the holders of not less than a majority in aggregate principal amount of the PIK Notes at the time outstanding to execute supplemental indentures modifying the terms of the Indenture and the PIK Notes as described It also provided in the Indenture that, subject to certain exceptions, the holders of a majority in aggregate principal amount of the PIK Notes at the time outstanding may on behalf of the holders of all the PIK Notes waive any past default or event of default under the Indenture and its consequences.
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
The Company used the gross proceeds of $51.8 million that it received from the issuance of the PIK Notes to repay all of the outstanding principal and accrued and unpaid interest on the Bridge Loan.
Interest on the Bridge Loan prior to its repayment accrued at a rate of 14% (5% cash interest plus 9% PIK interest). The payment obligations of the Borrower under the Bridge Loan have been fully satisfied as of March 4, 2019.
The exchange of the Bridge Loan for the PIK Notes was recognized as a modification of the Term Loan as the amended Term Loan, resulting from the exchange, was not substantially different from the Term Loan. As such, the net carrying value of the Term Loan was not adjusted and a new effective interest that equates the revised cash flows of the modified Term Loan to the existing carrying value of the Term Loan was computed and applied prospectively. Costs incurred with third parties of approximately $1.6 million, related to the issuance of the PIK Notes, were recognized in interest expense for the three months ended March 31, 2019.
Insurance Notes
The Company entered into insurance promissory notes for the payment of insurance premiums at an interest rate of 4.99% and 3.27% respectively, with an aggregate principal amount outstanding of approximately $3.1 million and $5.2 million as of March 31, 2019 and December 31, 2018, respectively. The amount outstanding could be substantially offset by the cancellation of the related insurance coverage which is classified in prepaid insurance.

7. Commitments and Contingencies
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
The Company’s customer base consists primarily of multi-national and independent oil and natural gas producers. The Company does not require collateral on its trade receivables. For the three months ended March 31, 2019, the Company's largest customer, five largest customers, and ten largest customers constituted 10.2%, 34.8% and 48.2% of consolidated revenues, respectively. The loss of any one of the Company's top five customers could have a materially adverse effect on the revenues and profits of the Company. Further, the Company's trade accounts receivable are from companies within the oil and natural gas industry and as such the Company is exposed to normal industry credit risks. As of March 31, 2019, the Company's largest customer, five largest customers, and ten largest customers constituted 5.8%, 29.9% and 37.4% of accounts receivable, respectively. The Company continually evaluates its reserves for potential credit losses and establishes reserves for such losses.
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
Self-Insurance
The Company is self-insured under its Employee Group Medical Plan for the first $150 thousand per individual. The Company is self-insured with a retention for the first $250 thousand in general liability. The Company has an additional premium payable clause under its lead $10 million limit excess policy that states in the event a loss exceeds $1 million, a loss additional premium of up to 15% to 17% of paid losses in excess of $1 million will be due. The loss additional premium is payable at the time when the loss is paid and will be payable over a period agreed by insurers. The Company has accrued liabilities totaling $4.7 million and $5.2 million as of March 31, 2019 and December 31, 2018, respectively, for the projected additional premium and self-insured portion of these insurance claims as of the financial statement dates. This accrual includes claims made as well as an estimate for claims incurred but not reported by using third party data and claims history as of the financial statement dates.
Other
The Company is currently undergoing sales and use tax audits for multi-year periods. The Company believes the outcome of these audits will not have a material adverse effect on its results of operations or financial position. Because certain of these audits are in a preliminary stage, an estimate of the possible loss or range of loss cannot reasonably be made.

8. Leases

The Company adopted a comprehensive new lease accounting standard effective January 1, 2019. The details of the significant changes to our accounting policies resulting from the adoption of the new standard are set out below. The Company adopted the standard on a prospective basis using the optional modified retrospective transition method; accordingly, the comparative information as of December 31, 2018 and for the three months ending March 31, 2018 has not been adjusted and continues to be reported under the previous lease standard. Under the new lease standard, assets and liabilities that arise from all leases are required to be recognized on the balance sheet for lessees. Previously, only capital leases, which are now referred to as finance leases, were recorded on the balance sheet.
Beginning January 1, 2019, for all leases with a term in excess of 12 months, the Company recognized a lease liability equal to the present value of the lease payments and a right-of-use asset representing our right to use the underlying asset for the lease term. For operating leases, lease expense for lease payments is recognized on a straight-line basis over the lease term, while finance leases include both an operating expense and an interest expense component. For all leases with a term of 12 months or less, the Company elected the practical expedient to not recognize lease assets and liabilities. The Company recognizes lease expense for these short-term leases on a straight-line basis over the lease term. The Company has a significant number of short-term leases including month-to-month agreements that continue in perpetuity until the lessor or the Company terminates the lease agreement.
The Company is a lessee for operating leases, primarily related to real estate, salt water disposal wells and equipment. The vast majority of our operating leases have remaining lease terms of 10 years or less, some of which include options to extend the leases, and some of which include options to terminate the leases. The Company generally does not include renewal or termination options in the assessment of leases unless extension or termination is deemed to be reasonably certain. The accounting for some leases may require significant judgment, which includes determining whether a contract contains a lease, determining the incremental borrowing rates to utilize in the net present value calculation of lease payments for lease agreements which do not provide an implicit rate, and assessing the likelihood of renewal or termination options. Salt water disposal well locations have fixed or both fixed and variable lease amounts where the variable lease payments are based on the volume of fluids injected into to the well and/or sales of products by the Company. The Company also has some lease agreements with lease and non-lease components, which are generally accounted for as a single lease component.
The Company is a lessee for finance leases related to autos and trucks and well servicing equipment. The vast majority of the Company's finance leases have remaining lease terms of three years or less, all of which include options to terminate the leases after one year and do not include options to extend the lease. For all finance leases, the Company is subject to a residual value guarantee established by the lessor and based upon the calculated net book value of the vehicle as of the date of early termination of the lease. The loans are collateralized by equipment purchased with the proceeds of such loans. For finance leases, the Company uses discount rates similar to incremental borrowing rates available for comparable equipment financing in our net present value calculation of lease payments. The Company's vehicle finance lease agreements contain lease and non-lease components, which are accounted for separately.
The following tables illustrate the financial impact of the Company's leases as of and for the three months ended March 31, 2019, along with other supplemental information about the Company's leases (in thousands, except years and percentages):

Three Months Ended March 31, 2019
Components of lease expense:
Finance lease cost:
Amortization of right-of-use assets	$1,214
Interest on lease liabilities	139
Operating lease cost: (1)	336
Short-term lease cost	374
Total lease cost	$2,063
(1) Includes variable lease costs of $45 thousand.

As of
March 31, 2019
Components of balance sheet:
Operating leases:
Operating lease right-of-use assets (non-current)	$5,969
Current portion of operating lease liabilities	$755
Long-term operating lease liabilities, net of current portion	$5,214
Finance leases:
Property and equipment, net	$16,917
Current portion of long-term debt	$4,390
Long-term debt, net of current portion and debt discount	$9,182

Three Months Ended March 31, 2019
Other supplemental information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$710
Operating cash flows for finance leases - interest	$139
Financing cash flows for finance leases	$1,168
Noncash activities from right-of-use assets obtained in exchange for lease obligations:
Operating leases	$6,150
Finance leases	$1,436
Weighted-average remaining lease term:
Operating leases	8.9 years
Finance leases	2.5 years
Weighted-average discount rate:
Operating leases	7.4%
Finance leases	4.7%

The following table summarizes the maturity of the Company's operating and finance leases as of March 31, 2019 (in thousands):

	Operating Leases - Related Party	Operating Leases - Other	Finance Leases
2019	$78	$1,558	$4,897
2020	46	1,042	4,989
2021	—	1,036	3,684
2022	—	872	1,053
2023	—	747	—
Thereafter	—	3,554	—
Total minimum lease payments	124	8,809	14,623
Less imputed interest	(10)	(2,219)	(1,051)
Less short-term leases excluded from the balance sheet	—	(735)	—
Total lease liabilities per balance sheet	$114	$5,855	$13,572

The Company adopted ASU 2016-02 on January 1, 2019 as noted above, and as required, the following disclosure is provided for periods prior to adoption. Future annual minimum lease payments and capital lease commitments as of December 31, 2018 were as follows (in thousands):

	Operating Leases - Related Party	Operating Leases - Other	Capital Leases
2019	$30	$2,027	$4,559
2020	30	986	4,334
2021	8	946	3,375
2022	—	781	1,051
2023	—	386	—
Thereafter	—	1,350	—
Total	$68	$6,476	$13,319

9. Share-Based Compensation
Management Incentive Plan
A summary of the Company's share-based compensation expense during the periods presented are as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Share based compensation expense recognized	$253	$251

		As of
		March 31, 2019
Unrecognized compensation cost (in thousands)		$2,715
Remaining weighted-average service period (years)		3.25

During the three months ended March 31, 2019, the Company granted no restricted stock units to officers and employees subject to the Management Incentive Plan. Below is a summary of the unvested restricted stock units.

	Number of Shares	Weighted Average Fair Value
Unvested as of December 31, 2018	329,240	$9.68
Granted	—	$—
Vested	(7,200)	$11.00
Forfeited	—	$—
Unvested as of March 31, 2019	322,040	$9.99

10. Related Party Transactions
During the three months ended March 31, 2019 and 2018 the Company incurred approximately $0.3 million and $0.3 million, respectively, in related party expenses, primarily related to lease rents.
There was no related party revenue for the three months ended March 31, 2019 and 2018.
There were no related party accounts receivable or accounts payable as of March 31, 2019 or December 31, 2018.
In addition to such related party transactions above, Lawrence “Larry” First, a director of FES Ltd., serves as the Chief Investment Officer and Managing Director of Ascribe Capital LLC, or Ascribe, and Brett G. Wyard, also a director of FES Ltd., serves as a Managing Partner of Solace Capital Partners, or Solace. Ascribe and/or one or more of its affiliates own approximately

23.6% of the outstanding common stock as of March 31, 2019, and is owed approximately $17.8 million of the aggregate principal amount of the Term Loan Agreement and approximately $27.5 million of the aggregate principle amount of the PIK Notes. Solace and/or one of its affiliates own approximately 17.4% of the outstanding common stock as of March 31, 2019, and is owed approximately $16.2 million of the aggregate principal amount of the term loan covered by the Term Loan Agreement and approximately $20.3 million of the aggregate principal amount of the PIK Notes. Moreover, an affiliate of Solace and affiliates of Ascribe are parties to certain registration rights agreement by and among the Company and certain stockholders of the Company.

11. Earnings per Share
Basic earnings (loss) per share, or EPS, is computed by dividing net income (loss) available to common stockholders by the weighted-average common stock outstanding during the period. Diluted earnings (loss) per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock, such as restricted stock units or the PIK Notes, were exercised and converted into common stock. Potential common stock equivalents relate to outstanding stock options and unvested restricted stock units, which are determined using the treasury stock method, and the PIK Notes, which were determined using the "if-converted" method. In applying the if-converted method, conversion is not assumed for purposes of computing diluted EPS if the effect would be antidilutive.
The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2019	2018
Basic and diluted:
Net loss	$(11,634)	$(8,547)
Weighted-average common shares	5,442	5,336
Basic and diluted net loss per share	$(2.14)	$(1.60)

There were 322,040 and 363,300 unvested restricted stock units that were not included in the calculation of diluted EPS for the three months ended March 31, 2019 and 2018, respectively, and approximately 18.7 million shares related to the potential conversion of the PIK Notes at March 31, 2019 because their effect would have been antidilutive.

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
Well Servicing
The Company's well servicing segment utilizes a fleet of well servicing rigs, which was comprised of workover rigs and swabbing rigs and other related assets and equipment to provide the following services:(i) well maintenance, including remedial repairs and removal and replacement of downhole production equipment, (ii) well workovers, including significant downhole repairs, re-completions and re-perforations, (iii) completion and swabbing activities, (iv) plugging and abandonment services, and (v) pressure testing of oil and natural gas production tubing and scanning tubing for pitting and wall thickness using tubing testing units.
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

The following table sets forth certain financial information with respect to the Company’s reportable segments (in thousands):

	Well Servicing	Coiled Tubing	Fluid Logistics	Total
Three Months Ended March 31, 2019
Operating revenues	$24,750	$20,010	$13,628	$58,388
Direct operating costs	17,549	17,938	10,652	46,139
Segment profits	$7,201	$2,072	$2,976	$12,249
Depreciation and amortization	$2,642	$3,538	$3,259	$9,439
Capital expenditures (1)	$2,443	$2,298	$340	$5,081
Total assets	$76,344	$109,995	$54,381	$240,720
Long lived assets	$54,790	$84,284	$42,413	$181,487

Three Months Ended March 31, 2018
Operating revenues	$17,655	$5,202	$12,735	$35,592
Direct operating costs	14,850	4,167	10,689	29,706
Segment profits	$2,805	$1,035	$2,046	$5,886
Depreciation and amortization	$2,435	$1,297	$3,431	$7,163
Capital expenditures (1)	$1,163	$3,242	$955	$5,360
Total assets	$72,469	$18,953	$68,522	$159,944
Long lived assets	$67,082	$16,533	$43,358	$126,973

(1) Capital expenditures listed above include all cash and non-cash additions to property and equipment, including finance leases and fixed assets recorded in accounts payable at year-end.

	Three Months Ended March 31,
	2019	2018
Reconciliation of Operating Loss As Reported:
Segment profits	$12,249	$5,886
Less:
General and administrative expense	6,825	4,888
Depreciation and amortization	9,439	7,163
Operating loss	(4,015)	(6,165)
Other income (expenses), net	(7,683)	(2,365)
Pre-tax loss	$(11,698)	$(8,530)

	March 31, 2019
Reconciliation of Total Assets As Reported:
Total reportable segments	$240,720
Parent	9,835
Total assets	$250,555

13. Revenue

The following tables show revenue disaggregated by primary geographical markets and major service lines for the three months ended March 31, 2019 and 2018 (in thousands):

	Three months ended March 31, 2019
	Well Servicing	Coiled Tubing	Fluid Logistics	Total
Primary Geographical Markets
South Texas	$18,177	$4,238	$6,172	$28,587
East Texas (1)	854	—	835	1,689
Central Texas	—	—	3,096	3,096
West Texas	5,719	15,772	3,525	25,016
Total	$24,750	$20,010	$13,628	$58,388

	Three months ended March 31, 2018
	Well Servicing	Coiled Tubing	Fluid Logistics	Total
Primary Geographical Markets
South Texas	$12,812	$3,843	$6,629	$23,284
East Texas (1)	653	—	577	1,230
Central Texas	—	—	3,004	3,004
West Texas	4,190	1,359	2,525	8,074
Total	$17,655	$5,202	$12,735	$35,592

(1) Includes revenues from the Company's operations in Pennsylvania.

14. Supplemental Cash Flow Information

	Three Months Ended March 31,
	2019	2018
Cash paid for
Interest	$1,013	$921
Income tax	$—	$—
Supplemental schedule of non-cash investing and financing activities
Change in accounts payable related to capital expenditures	$49	$2,414
Exchange of Bridge Loan for PIK Notes	$47,346	$—
Finance leases on equipment	$1,436	$583

15. Recent Accounting Pronouncements

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
In January 2017, the FASB issued ASU 2017-04, "Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment", or ASU 2017-04, which addresses concerns over the cost and complexity of the two-step goodwill impairment test by removing the second step of the test. An entity will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit's carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The new guidance does not amend the optional qualitative assessment of goodwill impairment. ASU 2017-04 will be effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company is currently in the process of evaluating the impact of adoption on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement" which eliminates, adds and modifies certain disclosure requirements for fair value measurements as part of its disclosure framework project. The guidance is effective for all entities in fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, and early adoption is permitted. The Company is currently in the process of evaluating the impact of adoption on its consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with the audited consolidated financial statements for the year ended December 31, 2018 included in our Annual Report on Form 10-K. Any forward-looking statements made by or on our behalf are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Readers are cautioned that such forward-looking statements involve risks and uncertainties in that the actual results may differ materially from those projected in the forward-looking statements. Important factors that could cause actual results to differ include risks set forth in the Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2018.
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
We provide a wide range of services to a diverse group of companies. For the three months ended March 31, 2019, we provided services to 334 companies. John E. Crisp, Steve Macek and our senior management team have cultivated deep and ongoing relationships with these customers during their combined experience of over 40 years in the oilfield services industry. Similarly, Joe Michetti, who headed Cretic prior to our acquisition, has 26 years of experience in the oilfield services industry.
We conduct our operations through the following three business segments:

•
Well Servicing. Our well servicing segment comprised 42.4% of our consolidated revenues for the three months ended March 31, 2019. Our well servicing segment utilizes our fleet of well servicing rigs, which at March 31, 2019 was comprised of 139 workover rigs and 9 swabbing rigs and other related assets and equipment. These assets are used to provide (i) well maintenance, including remedial repairs and removal and replacement of downhole production equipment, (ii) well workovers, including significant downhole repairs, re-completions and re-perforations, (iii) completion and swabbing activities, (iv) plugging and abandonment services, and (v) pressure testing of oil and natural gas production tubing and scanning tubing for pitting and wall thickness using tubing testing units.

•
Coiled Tubing. Our coiled tubing segment comprised 34.3% of our consolidated revenues for the three months ended March 31, 2019.  This segment utilizes our fleet of 13 coiled tubing units, of which 11 are large diameter units (2 3/8” or larger).  These units provide a range of services accomplishing a wide variety of goals including horizontal completions, well bore clean-outs and maintenance, nitrogen services, thru-tubing services, formation stimulation using acid and other chemicals, and other pre- and post-hydraulic fracturing well preparation services.

•
Fluid Logistics. Our fluid logistics segment comprised 23.3% of our consolidated revenues for the three months ended March 31, 2019. Our fluid logistics segment utilizes our fleet of owned or leased fluid transport trucks and related assets, including specialized vacuum, high-pressure pump and tank trucks, hot oil trucks, frac tanks, fluid mixing tanks, salt water disposal wells and facilities, and related equipment. These assets are used to provide, transport, store, and dispose of a variety of drilling and produced fluids used in, and generated by, oil and natural gas production. These services are required in most workover and completion projects and are routinely used in daily operations of producing wells.

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
Cretic Energy Services, LLC Acquisition
On November 16, 2018, we completed our acquisition of Cretic. Cretic provides coiled tubing services to E&P companies in the United States, primarily in the Permian Basin in Texas . The total consideration was approximately $69.4 million in cash.

We believe the acquisition significantly enhanced our coiled tubing services and our position in the Permian Basin. See Note 3 - Acquisition of Cretic Energy Services, LLC to these unaudited condensed consolidated financial statements for further discussion regarding the acquisition of Cretic.
Going forward, we intend to pursue selective, accretive acquisitions of complementary assets, businesses and technologies, and believe we are well positioned to capture attractive opportunities due to our market position, customer relationships and industry experience and expertise.
Factors Affecting Results of Operations
Market Conditions
The oil and natural gas industry experienced a significant decline in oil exploration and production activity due to lower crude oil prices that began in the fourth quarter of 2014 and continued into the first half of 2017. During 2017 oil prices trended upward in response to market conditions, and remained stable through most of 2018. In the fourth quarter of 2018 we experienced a decline in completion activity, primarily impacting our coiled tubing segment, as oil prices declined and takeaway capacity in the Permian basin began to impact completions. We expect that as commodity prices have improved in 2019 and take away capacity is added to the Permian Basin over 2019, demand for completion driven services will increase, resulting from newly drilled wells and completing previously drilled uncompleted wells whose counts increased substantially in 2018. Additionally, we believe continued aging of horizontal wells through 2019 and future periods, and customers choosing to increase production through accretive regular well maintenance in these horizontal wells, will strengthen demand and pricing for our well maintenance services over the next several years. On March 31, 2019, the price of WTI was approximately $58.15 per barrel. As oil prices began to rise, U.S. drilling rig count increased from 404 rigs in May 2016 to 1,006 rigs in March 31, 2019, an increase of 602, with the count stabilizing in the last half of 2017 then experiencing a modest increase in the first half of 2018.  During this same time period Texas drilling rig count increased from 173 rigs to 491 rigs, an increase of 318. The two basins in which we primarily operate, the Eagle Ford and Permian, had rig count increases of 6 and 11 from March 31, 2018 to March 31, 2019, respectively.
Below are three charts that provide total U.S. rig counts, total Texas rig counts and WTI oil price trends for the twelve months ended March 31, 2019 and 2018.

Source: Rig counts are per Baker Hughes, Inc. (www.bakerhughes.com). Rig counts are the averages of the weekly rig count activity.

Impact of the Current Environment
The declines in oil and natural gas prices and exploration activities that began in 2014 and continued through the first half of 2017 created a challenging market for the provision of our services. In response to the market conditions in 2015 and 2016, we implemented cost reduction measures and continue to analyze cost reduction opportunities today while ensuring that appropriate functions and capacity are preserved to allow us to be opportunistic in the current environment. During the second half of 2017, and through March 2019, market conditions improved and stabilized for our well servicing and fluid logistics segments. Our coiled tubing segment experienced stable operations through the middle of the fourth quarter of 2018, then experienced an activity decline that continued through the first quarter of 2019.
Although market conditions are improving, we continue to focus on meeting our customers' expectations and adjusting our cost structure where possible. We are also maintaining our focus on maximizing use of our active operating assets and maintaining cost controls that were established in the prior twenty-four months.

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
Seasonality and Cyclical Trends
Our operations are impacted by seasonal factors. Historically, our business has been negatively impacted during the winter months due to inclement weather, fewer daylight hours, and holidays. We typically experience a significant slowdown during the Thanksgiving and Christmas holiday seasons. Our well servicing rigs and coiled tubing units are mobile, and we operate a significant number of oilfield vehicles. During periods of heavy snow, ice or rain, we may not be able to move our equipment between locations, thereby reducing our ability to generate rig, coiled tubing or truck hours. In addition, the majority of our well servicing rigs work only during daylight hours. In the winter months, as daylight time becomes shorter, the amount of time that the well servicing rigs work is shortened, having a negative impact on total hours worked.
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

Results of Operations

Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018

The following tables compare our segment operating results for the three months ended March 31, 2019 and 2018.

Revenues
	Three Months Ended March 31,
	2019	% of revenue	2018	% of revenue	$ change	% change
Well Servicing	$24,750	42.4%	$17,655	49.5%	$7,095	40%
Coiled Tubing	20,010	34.3%	5,202	14.6%	14,808	285%
Fluid Logistics	13,628	23.3%	12,735	35.9%	893	7%
Total	$58,388		$35,592		$22,796	64%

Direct Operating Expenses(1)
	Three Months Ended March 31,
	2019	% of segment revenue	2018	% of segment revenue	$ change	% change
Well Servicing	$17,549	70.9%	$14,850	84.1%	$2,699	18%
Coiled Tubing	17,938	89.6%	4,167	80.1%	13,771	330%
Fluid Logistics	10,652	78.2%	10,689	83.9%	(37)	—%
Total	$46,139		$29,706		$16,433	55%

Segment Profit (1)
	Three Months Ended March 31,
	2019	Segment profit %	2018	Segment profit %	$ change	% change
Well Servicing	$7,201	29.1%	$2,805	15.9%	$4,396	157%
Coiled Tubing	2,072	10.4%	1,035	19.9%	1,037	100%
Fluid Logistics	2,976	21.8%	2,046	16.1%	930	45%
Total	$12,249	21.0%	$5,886	16.5%	$6,363	108%

(1) Excluding general and administrative expenses and depreciation and amortization.

Revenues
Consolidated Revenues. Consolidated revenues during the three months ended March 31, 2019 increased as compared to the three months ended March 31, 2018 as a direct result of increased spending by our customers during this period due to increased activity and our acquisition of Cretic in November 2018.
Well Servicing. Revenues from our well servicing segment during the three months ended March 31, 2019 increased as compared to the three months ended March 31, 2018 due to increased rig hours.
Coiled Tubing.  Revenues from our coiled tubing segment during the three months ended March 31, 2019 increased as compared to the three months ended March 31, 2018 due to an increase in coiled tubing unit hours.  The increase in hours resulted from the addition of two large diameter coiled tubing units in 2018 and the acquisition of Cretic in November of 2018.
Fluid Logistics. Revenues from our fluid logistics segment during the three months ended March 31, 2019 increased as compared to the three months ended March 31, 2018 due to an increase in our trucking hours and an increase in frac tank rentals, offset by a decrease in our disposal operations.
Segment Profit
Well Servicing. Segment profit from our well servicing segment during the three months ended March 31, 2019 increased as compared to the three months ended March 31, 2018 due to an increase in revenues offset by a decrease in expenses as a percentage of revenues due to more efficient use of personnel at higher operating levels.
Coiled Tubing.  Segment profit from our coiled tubing segment during the three months ended March 31, 2019 increased as compared to the three months ended March 31, 2018 due to a significant increase in revenues, in large part attributable to the Cretic acquisition.
Fluid Logistics. Segment profit from our fluid logistics segment during the three months ended March 31, 2019 increased as compared to the three months ended March 31, 2018 due to an increase in revenue and a decrease in direct operating cost as a percentage of revenue.
Operating Expenses
The following tables compares our operating expenses for the three months ended March 31, 2019 and 2018 (in thousands).

	Three Months Ended March 31,
	2019	2018	$ change	% change
Well servicing direct operating expenses	$17,549	$14,850	$2,699	18%
Coiled tubing direct operating expenses	17,938	4,167	13,771	330%
Fluid logistics direct operating expenses	10,652	10,689	(37)	—%
General and administrative	6,825	4,888	1,937	40%
Depreciation and amortization	9,439	7,163	2,276	32%
Total expenses	$62,403	$41,757	$20,646	49%

Well Servicing Direct Operating Expenses. Direct operating expenses for our well servicing segment for the three months ended March 31, 2019 increased as compared to the three months ended March 31, 2018 due to increases in repairs and maintenance, supplies and parts, fuel costs and out of town travel, consistent with the increase in revenues.
Coiled Tubing Direct Operating Expenses.  Direct operating expenses for our coiled tubing segment for the three months ended March 31, 2019 increased as compared to three months ended March 31, 2018 due to an increase in activity. The higher costs were mainly associated with wages, equipment rental, supplies and parts and travel, primarily driven by the Cretic acquisition.
Fluid Logistics Direct Operating Expenses. Direct operating expenses for our fluid logistics segment for the three months ended March 31, 2019 decreased as compared to the three months ended March 31, 2018 mainly due to a gain on the sale of certain fluid logistics equipment.
General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2019 increased as compared to three months ended March 31, 2018 due to an increase in wages and professional fees related to the acquisition of Cretic.
Depreciation and Amortization. Depreciation and amortization expenses for the three months ended March 31, 2019 increased as compared to three months ended March 31, 2018 due to the acquisition of Cretic in November 2018.
Other Income (Expense)
The following tables compares our other income (expense) for the three months ended March 31, 2019 and 2018 (in thousands).

	Three Months Ended March 31,
	2019	2018	$ change	% change
Interest income	$3	$2	$1	50%
Interest expense	(7,686)	(2,367)	(5,319)	225%
Other income (expense), net	$(7,683)	$(2,365)	$(5,318)	225%

Income tax expense (benefit)	$(64)	$17	$(81)	(476)%

Interest Expense. Interest expense for the three months ended March 31, 2019 increased as compared to the three months ended March 31, 2018 due to the additional debt outstanding under the Term Loan Agreement, plus associated amortization of debt discount and deferred financing costs. In addition, the Company incurred significant debt with the acquisition of Cretic, including third party equipment finance leases, write-off of certain debt costs with the modification accounting related to the PIK Notes and the accretion of the PIK Notes for its conversion feature at a 15% premium.
Income Taxes. We recognized an income tax benefit of $64.0 thousand for the three months ended March 31, 2019, compared to $17.0 thousand of income tax expense for the three months ended March 31, 2018. At March 31, 2019, we estimate our gross NOL carryforwards are approximately $77.3 million (representing $16.2 million of gross deferred tax asset), $34.9 million of which ($8.3 million tax effected) represent unrecognized tax benefits.

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

•	Other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

Reconciliation of Net Income (Loss) to Adjusted EBITDA
(Unaudited)

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Net loss	$(11,634)	$(8,547)
Interest income	(3)	(2)
Interest expense	7,686	2,367
Income tax (benefit) expense	(64)	17
Depreciation and amortization	9,439	7,163
Share-based compensation	253	251
Acquisition related costs	1,060	192
Restructuring expenses	—	188
Gain on disposal of assets	(1,117)	(20)
Adjusted EBITDA	$5,620	$1,609

Settlement expenses related to litigation was $0.3 million and $0.1 million for the three months ended March 31, 2019 and 2018, respectively. We have not included expenses related to litigation in our Adjusted EBITDA as they are not considered non-recurring.
Liquidity and Capital Resources
Our current and future liquidity is greatly dependent upon our operating results. Our ability to continue to meet our liquidity needs is subject to and will be affected by cash utilized in operations, the economic or business environment in which we operate, weakness in oil and natural gas industry conditions, the financial condition of our customers and vendors, and other factors. Furthermore, as a result of the challenging market conditions we continue to face, for the short term, we anticipate continuing to use net cash in operating activities. We believe that our current reserves of cash and cash equivalents and availability of $21.6 million under our Revolving Loan Agreement are sufficient to finance our cash requirements for current and future operations, budgeted capital expenditures, debt service and other obligations for at least the next twelve months.

Historically, we have funded our operations, including capital expenditures, through the credit facilities, vendor financings, and cash flow from operations, the issuance of senior notes and the proceeds from our public and private equity offerings. More recently, since our emergence from chapter 11 reorganization, we have funded our operations through our Term Loan Agreement, Bridge Loan, PIK Notes and other financing activities.
As of March 31, 2019, we had $2.2 million in cash and cash equivalents and $133.1 million in contractual debt.
The $133.1 million in contractual debt was comprised of $64.0 million for the Term Loan Agreement, $52.4 million for the PIK Notes, $13.6 million in finance leases and $3.1 million in insurance notes related to our general liability, workers compensation and other insurance. Of our total debt, $7.5 million was classified as current portion of long-term debt, and $125.6 million was classified as long-term.
Term Loan Agreement
On April 13, 2017, the Company entered into the Term Loan Agreement. FES LLC is the borrower, or the Borrower, under the Term Loan Agreement. The Borrower’s obligations have been guaranteed by FES Ltd. and by TES, CCF and FEI, each direct subsidiaries of the Borrower and indirect subsidiaries of FES Ltd. The Term Loan Agreement provides for a term loan of $60.0 million, excluding accrued PIK interest at March 31, 2019. Subject to certain exceptions and permitted encumbrances, the obligations under the Term Loan Agreement are secured by a first priority security interest in substantially all the assets of the Company other than accounts receivable, cash and related assets, which constitute priority collateral under the Revolving Loan Agreement (described below). The Term Loan Agreement has a stated maturity date of April 13, 2021.
Borrowings under the Term Loan Agreement bear interest at a rate equal to five percent (5%) per annum payable quarterly in cash, or the Cash Interest Rate, plus (ii) an initial paid in kind interest rate of seven percent (7%) commencing April 13, 2017 to be capitalized and added to the principal amount of the term loan or, at the election of the Borrower, paid in cash. The paid in kind interest increases by two percent (2%) twelve months after April 13, 2017 and every twelve months thereafter until maturity. Upon and after the occurrence of an event of default, the Cash Interest Rate will increase by two percentage points per annum. During the three months ended March 31, 2019, $1.4 million of interest was paid in kind. At March 31, 2019 and December 31, 2018, the paid in kind interest rate was 9%.
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
The Revolving Loan Agreement is secured on a first lien basis by substantially all assets of the Company and its subsidiaries, subject to an intercreditor agreement between the Revolver Agent and the Term Loan Agent which provides that the priority collateral for the Revolving Loan Agreement consists of accounts receivable, cash and related assets, and that the other assets of the Company and its subsidiaries constitute priority collateral for the Term Loan Agreement. At March 31, 2019 we had no borrowings outstanding, $6.1 million in letters of credit outstanding and availability of $21.6 million.

5% Subordinated Convertible PIK Notes
On March 4, 2019, the Company issued $51.8 million aggregate original principal amount of 5.00% Subordinated Convertible PIK Notes due June 30, 2020 (the “PIK Notes”). On March 4, 2019, the Company, as Issuer, and Wilmington Trust, National Association, as Trustee, entered into an Indenture governing the terms of the PIK Notes.
The PIK Notes bear interest at a rate of 5.00% per annum. Interest on the PIK Notes will be capitalized to principal semi-annually in arrears on June 30 and December 31 of each year, commencing on June 30, 2019.
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
The Indenture also provides that upon a default by the Company in the payment when due of principal of, or premium, if any, or interest on, indebtedness in the aggregate principal amount then outstanding of $5.0 million or more, or acceleration of the Company’s indebtedness so that it becomes due and payable before the date on which it would otherwise have become due and payable, and if such default is not cured or waived within 30 days after notice to the Company by the Trustee or by holders of at least 25% in aggregate principal amount of the PIK Notes then outstanding, the principal of, (and premium, if any) and accrued and unpaid interest on, the PIK Notes may be declared immediately due and payable.
The PIK Notes are redeemable in whole or from time to time in part at the Company’s option at a redemption price equal to the sum of (i) 100.0% of the principal amount of the PIK Notes to be redeemed and (ii) accrued and unpaid interest thereon to, but excluding, the redemption date, which amounts may be payable in cash or in shares of the Company’s common stock, (subject to limitations, if any, in the documentation governing the Company’s senior indebtedness). If redeemed for the Company’s common stock the holder will receive a number of shares of the Company’s common stock calculated based on the fair market value of a share of the Company’s common stock at such time, in each case less a 15% discount per share.
The Indenture contains provisions permitting the Company and the trustee in certain circumstances, without the consent of the holders of the PIK Notes, and in certain other circumstances, with the consent of the holders of not less than a majority in aggregate principal amount of the PIK Notes at the time outstanding to execute supplemental indentures modifying the terms of the Indenture and the PIK Notes as described It also provided in the Indenture that, subject to certain exceptions, the holders of a majority in aggregate principal amount of the PIK Notes at the time outstanding may on behalf of the holders of all the PIK Notes waive any past default or event of default under the Indenture and its consequences.
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
The Company used the gross proceeds of $51.8 million that it received from the issuance of the PIK Notes to repay all of the outstanding principal and accrued and unpaid interest on the Bridge Loan.
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

	Three Months Ended March 31,
	2019	2018
Net cash provided by (used in) operating activities	$(4,341)	$267
Net cash used in investing activities	(373)	(2,063)
Net cash used in financing activities	(1,168)	(511)
Net decrease in cash, cash equivalents and cash - restricted	(5,882)	(2,307)
Cash, cash equivalents and cash - restricted
Beginning of period	8,156	35,480
End of period	$2,274	$33,173

Cash flows from operating activities for the three months ended March 31, 2019 decreased as compared to the three months ended March 31, 2018. The decrease resulted from working capital needs related to an increase in accounts receivable and decreases in accounts payable and accrued liabilities.
Cash flows used in investing activities for the three months ended March 31, 2019 decreased as compared to the three months ended March 31, 2018. The decrease is related to proceeds from the sale of certain assets and insurance proceeds from assets for which there was a casualty loss.
Cash flows from financing activities were $1.2 million and $0.5 million for the three months ended March 31, 2019 and 2018, respectively. During the three months ended March 31, 2019 we incurred debt costs related to the PIK Notes.
Capital Expenditures
Capital expenditures, including assets acquired with finance leases, for the three months ended March 31, 2019 and 2018 were additions of $5.1 million and $5.4 million, respectively. Additions to our fluid logistics segment were primarily purchases of vacuum trucks and light trucks. Additions to our well servicing segment were for light trucks and for our coiled tubing segment were light trucks and other related assets.
Off-Balance Sheet Arrangements
We are often party to certain transactions that require off-balance sheet arrangements such as performance bonds, guarantees, operating leases for equipment, and bank guarantees that are not reflected in our condensed consolidated balance sheets. These arrangements are made in our normal course of business and they are not reasonably likely to have a current or future material adverse effect on our financial condition, results of operations, liquidity, or cash flows. See Note 7 - Commitments and Contingencies.
Critical Accounting Policies and Estimates
The preparation of our condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the dates of the financial statements and the reported amounts of revenue and expenses during the applicable reporting periods. On an ongoing basis, management reviews its estimates, particularly those related to depreciation and amortization methods and useful lives and impairment of long-lived assets, using currently available information. Changes in facts and circumstances may result in revised estimates, and actual results could differ from those estimates. There have been no material changes to the critical accounting policies and estimates set forth in Item 7 in our Annual Report on Form 10-K for the year ended December 31, 2018, except for the application of ASU No. 2016-02 which created FASB ASC Topic 842, "Leases" to our accounting and financial reporting activities. See Note 8 - Leases.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the market risk disclosures set forth in Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Security and Exchange Commission, or the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2019, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures over financial reporting were effective.
Changes in Internal Control over Financial Reporting
On January 1, 2019, we adopted ASC 842, Leases. Although the new lease standard did not have a material impact on our condensed consolidated financial statements, we nevertheless implemented changes to our processes related to leases and the control activities within them.
There was no change in our internal control over financial reporting (as defined in Rules 13-a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

There are no pending material legal proceedings, and the Company is not aware of any material threatened legal proceedings, to which the Company is a party or to which its property is subject that would have a material adverse effect on the Company's financial statements as of March 31, 2019.

Item 1A.	Risk Factors

A description of our risk factors can be found in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.Default Upon Senior Securities

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

FORBES ENERGY SERVICES LTD.

May 15, 2019	By:	/s/ JOHN E. CRISP
John E. Crisp Chairman, Chief Executive Officer and President (Principal Executive Officer)

May 15, 2019	By:	/S/ L. MELVIN COOPER
L. Melvin Cooper Senior Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)