Form 10-Q
period 2019-06-30
Forbes Energy Services Ltd.
filed 2019-08-13
CIK 1434842

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________________________
Form 10-Q
__________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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
The number of shares of common stock, par value $0.01 per share, of Forbes Energy Services Ltd. outstanding as of August 13, 2019 was 5,446,447.

FORBES ENERGY SERVICES LTD.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q and any oral statements made in connection with it include certain forward-looking statements within the meaning of the federal securities laws. You can generally identify forward-looking statements by the appearance in such a statement of words like “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project” or “should” or other comparable words or the negative of these words. When you consider our forward-looking statements, you should keep in mind the risk factors we describe and other cautionary statements we make in this Quarterly Report on Form 10-Q. Our forward-looking statements are only predictions based on expectations that we believe are reasonable. Our actual results could differ materially from those anticipated in, or implied by, these forward-looking statements as a result of known risks and uncertainties set forth below and elsewhere in this Quarterly Report on Form 10-Q. These factors include or relate to the following:

•	the effect of the continuing industry-wide downturn in and the cyclical nature of, energy exploration and development activities;

•	continuing incurrence of operating losses due to such downturn;

•	oil and natural gas commodity prices;

•	market response to global demands to curtail use of oil and natural gas;

•	capital budgets and spending by the oil and natural gas industry;

•	the ability or willingness of the Organization of Petroleum Exporting Countries, or OPEC, to set and maintain production levels for oil;

•	oil and natural gas production levels by non-OPEC countries;

•	supply and demand for oilfield services and industry activity levels;

•	our ability to maintain stable pricing;

•	possible impairment of our long-lived assets;

•	potential for excess capacity;

•	competition;

•	substantial capital requirements;

•	significant operating and financial restrictions under our loan and security agreement which provides for a term loan, or the Term Loan Agreement, excluding paid in kind interest;

•	technological obsolescence of operating equipment;

•	dependence on certain key employees;

•	concentration of customers;

•	substantial additional costs of compliance with reporting obligations, the Sarbanes-Oxley Act, Term Loan Agreement, Revolving Loan Agreement and the PIK Notes covenants;

•	seasonality of oilfield services activity;

•	collection of accounts receivable;

•	environmental and other governmental regulation;

•	the potential disruption of business activities caused by the physical effects, if any, of climate change;

•	risks inherent in our operations;

•	ability to fully integrate future acquisitions;

•	variation from projected operating and financial data;

•	variation from budgeted and projected capital expenditures;

•	volatility of global financial markets; and

•	the other factors discussed under “Risk Factors” beginning on page 10 of the Annual Report on Form 10-K for the year ended December 31, 2018.

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

PART I—FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements

Forbes Energy Services Ltd.
Condensed Consolidated Balance Sheets (unaudited)
(in thousands, except par value amounts)

	June 30, 2019	December 31, 2018
Assets
Current assets
Cash and cash equivalents	$1,030	$8,083
Cash - restricted	73	73
Accounts receivable - trade, net	42,468	45,950
Accounts receivable - other	2,552	2,228
Prepaid expenses and other current assets	10,516	14,691
Total current assets	56,639	71,025
Property and equipment, net	138,780	148,608
Operating lease right-of-use assets	5,785	—
Intangible assets, net	13,195	13,980
Goodwill	19,700	19,700
Other assets	2,020	3,072
Total assets	$236,119	$256,385

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable - trade	$9,955	$17,841
Accrued interest payable	2,646	1,993
Accrued expenses	12,633	14,348
Current portion of operating lease liabilities	756	—
Current portion of long-term debt	60,273	59,321
Total current liabilities	86,263	93,503
Long-term operating lease liabilities, net of current portion	5,029	—
Long-term debt, net of current portion and debt discount	74,928	71,095
Deferred tax liability	343	357
Total liabilities	166,563	164,955
Commitments and contingencies (Note 7)
Stockholders’ equity
Common stock, $0.01 par value, 40,000 shares authorized, 5,446 and 5,439 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	54	54
Additional paid-in capital	150,477	149,968
Accumulated deficit	(80,975)	(58,592)
Total stockholders’ equity	69,556	91,430
Total liabilities and stockholders’ equity	$236,119	$256,385
The accompanying notes are an integral part of these condensed consolidated financial statements.

Forbes Energy Services Ltd.
Condensed Consolidated Statements of Operations (unaudited)
(in thousands, except per share amounts)

	Three Months Ended June 30,
	2019	2018
Revenues
Well servicing	$25,762	$20,415
Coiled tubing	13,292	6,960
Fluid logistics	12,011	13,866
Total revenues	51,065	41,241

Expenses
Well servicing	20,971	17,116
Coiled tubing	13,854	6,208
Fluid logistics	8,823	11,151
General and administrative	5,417	5,908
Depreciation and amortization	7,013	7,652
Total expenses	56,078	48,035
Operating loss	(5,013)	(6,794)

Other income (expense)
Interest income	1	—
Interest expense	(5,723)	(2,426)
Pre-tax loss	(10,735)	(9,220)
Income tax expense (benefit)	14	(454)
Net loss	$(10,749)	$(8,766)

Loss per share of common stock
Basic and diluted	$(1.97)	$(1.64)

Weighted average number of shares of common stock outstanding:
Basic and diluted	5,446	5,336
The accompanying notes are an integral part of these condensed consolidated financial statements.

Forbes Energy Services Ltd.
Condensed Consolidated Statements of Operations (unaudited)
(in thousands, except per share amounts)

	Six Months Ended June 30,
	2019	2018
Revenues
Well servicing	$50,512	$38,069
Coiled tubing	33,302	12,162
Fluid logistics	25,639	26,601
Total revenues	109,453	76,832

Expenses
Well servicing	38,520	31,968
Coiled tubing	31,792	10,371
Fluid logistics	19,475	21,840
General and administrative	12,242	10,796
Depreciation and amortization	16,452	14,815
Total expenses	118,481	89,790
Operating loss	(9,028)	(12,958)

Other income (expense)
Interest income	4	2
Interest expense	(13,409)	(4,793)
Pre-tax loss	(22,433)	(17,749)
Income tax benefit	(50)	(454)
Net loss	$(22,383)	$(17,295)

Loss per share of common stock
Basic and diluted	$(4.11)	$(3.24)

Weighted average number of shares of common stock outstanding:
Basic and diluted	5,444	5,336
The accompanying notes are an integral part of these condensed consolidated financial statements.

Forbes Energy Services Ltd.
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(22,383)	$(17,295)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	16,452	14,815
Share-based compensation	509	498
Deferred tax benefit	(14)	(17)
Gain on disposal of assets	(2,437)	(67)
Bad debt expense	243	54
Amortization of debt discount/deferred financing costs/premium conversion	4,391	413
Interest paid in kind	4,699	1,845
Changes in operating assets and liabilities:
Accounts receivable	2,915	(5,311)
Prepaid expenses and other assets	(17)	(423)
Accounts payable - trade	(7,886)	1,393
Accounts payable - related parties	—	(11)
Accrued expenses	(1,742)	1,488
Accrued interest payable	653	(257)
Net cash used in operating activities	(4,617)	(2,875)
Cash flows from investing activities:
Purchases of property and equipment	(9,700)	(7,044)
Proceeds from sale of property and equipment	8,651	510
Net cash used in investing activities	(1,049)	(6,534)
Cash flows from financing activities:
Payments for finance leases	(2,387)	(987)
Proceeds from Revolving Loan Agreement	6,000	—
Payments on Term Loan Agreement	(5,000)	—
Payments for Bridge Loan	(4,422)	—
Proceeds from PIK Notes	4,422	—
Net cash used in financing activities	(1,387)	(987)
Net decrease in cash, cash equivalents and cash - restricted	(7,053)	(10,396)
Cash, cash equivalents and cash - restricted:
Beginning of period	8,156	35,480
End of period	$1,103	$25,084
The accompanying notes are an integral part of these condensed consolidated financial statements.

Forbes Energy Services Ltd.
Condensed Consolidated Statement of Changes in Stockholders’ Equity (unaudited)
(in thousands)

For the three and six months ended June 30, 2019

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2018	5,439	$54	$149,968	$(58,592)	$91,430
Share-based compensation	7	—	253	—	253
Net loss	—	—	—	(11,634)	(11,634)
Balance at March 31, 2019	5,446	54	150,221	(70,226)	80,049
Share-based compensation	—	—	256	—	256
Net loss	—	—	—	(10,749)	(10,749)
Balance at June 30, 2019	5,446	$54	$150,477	$(80,975)	$69,556

For the three and six months ended June 30, 2018

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2017	5,336	$53	$148,866	$(25,985)	$122,934
Share-based compensation	—	—	251	—	251
Net loss	—	—	—	(8,529)	(8,529)
Balance at March 31, 2018	5,336	53	149,117	(34,514)	114,656
Share-based compensation	—	—	247	—	247
Net loss	—	—	—	(8,766)	(8,766)
Balance at June 30, 2018	5,336	$53	$149,364	$(43,280)	$106,137

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

	June 30, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term Loan Agreement	$60,850	$64,198	$62,335	$65,794
Bridge Loan	$—	$—	$49,568	$50,000
PIK Notes	$54,131	$61,919	$—	$—

Cash, Cash Equivalents and Cash - Restricted
The following table provides a reconciliation of cash, cash equivalents and cash - restricted reported within the consolidated balance sheets to the same such amounts shown in the consolidated statements of cash flows (in thousands).

	June 30,
	2019	2018
Cash and cash equivalents	$1,030	$5,383
Cash - restricted	73	19,701
Cash and cash equivalents and cash - restricted as shown in the consolidated statement of cash flows	$1,103	$25,084

The Company's restricted cash at June 30, 2018 included $11.0 million related to a prior restriction under the Term Loan Agreement and $8.7 million as collateral for certain outstanding letters of credit and the Company's corporate credit card program under a prior credit facility with Regions.
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
The Company adopted this standard on a prospective basis using the optional modified retrospective transition method. As such, the comparative financial information has not been restated and continues to be reported under the lease standard in effect during those periods. The Company also elected other practical expedients provided by the new standard, including the package of practical expedients, the hindsight practical expedient and the short-term lease recognition practical expedient in which leases with a term of 12 months or less are not recognized on the balance sheet. The adoption of this standard resulted in the recognition of approximately $6.2 million of operating lease right-of-use assets and operating lease liabilities on the balance sheet as of January 1, 2019. The adoption of this standard did not materially impact the condensed consolidated statements of operations for the three and six months ended June 30, 2019. See Note 8 for the expanded lease disclosures required by the new standard.

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
Proforma Results from the Cretic Acquisition (unaudited)
The following unaudited consolidated pro forma information is presented as if the Cretic acquisition had occurred on January 1, 2018 (in thousands):

	Pro Forma
	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Revenue	$57,611	$107,067

Net loss	$(8,926)	$(19,498)

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

4. Property and Equipment
Property and equipment consisted of the following (in thousands):

	Estimated Life in Years	June 30, 2019	December 31, 2018
Well servicing equipment	9-15 years	$132,358	$128,647
Autos and trucks	5-10 years	25,375	32,132
Autos and trucks - finance lease	5-10 years	23,198	20,416
Disposal wells	5-15 years	4,159	3,977
Building and improvements	5-30 years	5,901	5,705
Furniture and fixtures	3-15 years	3,032	2,797
Land		868	868
		194,891	194,542
Accumulated depreciation (1)		(56,111)	(45,934)
		$138,780	$148,608
(1) Includes accumulated depreciation of finance lease assets of $6.1 million and $4.5 million at June 30, 2019 and December 31, 2018, respectively.

Depreciation expense was $6.7 million and $7.4 million for the three months ended June 30, 2019 and 2018, respectively, and $15.7 million and $14.2 million for the six months ended June 30, 2019 and 2018, respectively. Depreciation of assets held under finance leases was $1.1 million and $0.7 million for the three months ended June 30, 2019 and 2018, respectively, and $2.3 million and $1.4 million for the six months ended June 30, 2019 and 2018, respectively, and is included in depreciation and amortization expense in the accompanying condensed consolidated statements of operations.

5. Goodwill and Other Intangible Assets
Goodwill
Goodwill totaled $19.7 million at June 30, 2019 and December 31, 2018 related to the acquisition of Cretic and is deductible for tax purposes.

Other Intangible Assets
The following table sets forth the identified other intangible assets by major asset class (in thousands):

	Useful Life (years)	Gross Carrying Value	Accumulated Amortization	Net Book Value
June 30, 2019
Customer relationships	6-15	$11,378	$(1,318)	$10,060
Trade names	10-15	3,072	(608)	2,464
Covenants not to compete	4	1,505	(834)	671
		$15,955	$(2,760)	$13,195
December 31, 2018
Customer relationships	6-15	$11,378	$(832)	$10,546
Trade names	10-15	3,072	(496)	2,576
Covenants not to compete	4	1,505	(647)	858
		$15,955	$(1,975)	$13,980

Amortization expense was $0.3 million and $0.3 million for the three months ended June 30, 2019 and 2018, respectively, and $0.8 million and $0.6 million for the six months ended June 30, 2019 and 2018, respectively.
Future amortization of these intangibles will be as follows:

2019	$819
2020	1,637
2021	1,367
2022	1,261
2023	1,261
Thereafter	6,850
$13,195

6. Long-Term Debt
Long-term debt consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Term Loan Agreement of $55.0 million and $60.0 million, plus $8.9 million and $6.0 million of accrued interest paid in kind and net of debt discount of $3.0 million and $3.6 million as of June 30, 2019 and December 31, 2018, respectively	$60,850	$62,335
PIK Notes, including $2.4 million accretion of interest and conversion premium	54,131	—
Bridge Loan of $50.0 million, net of debt discount of $0.4 million as of December 31, 2018	—	49,568
Revolving Loan Agreement	6,000	—
Finance leases	13,258	13,319
Insurance notes	962	5,194
Total debt	135,201	130,416
Less: Current portion	(60,273)	(59,321)
Total long-term debt	$74,928	$71,095

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
Borrowings under the Term Loan Agreement bear interest at a rate equal to five percent (5%) per annum payable quarterly in cash, or the Cash Interest Rate, plus (ii) an initial paid in kind interest rate of seven percent (7%) commencing April 13, 2017 to be capitalized and added to the principal amount of the term loan or, at the election of the Borrower, paid in cash. The paid in kind interest increases by two percent (2%) twelve months after April 13, 2017 and every twelve months thereafter until maturity. Upon and after the occurrence of an event of default, the Cash Interest Rate will increase by two percentage points per annum. During the six months ended June 30, 2019, $2.9 million of interest was paid in kind. At June 30, 2019, the paid in kind interest rate was 11%.
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
The Revolving Loan Agreement is secured on a first lien basis by substantially all assets of the Company and its subsidiaries, subject to an intercreditor agreement between the Revolver Agent and the Term Loan Agent which provides that the priority collateral for the Revolving Loan Agreement consists of accounts receivable, cash and related assets, and that the other assets of the Company and its subsidiaries constitute priority collateral for the Term Loan Agreement. At June 30, 2019 we had $6.0 million borrowings outstanding, $6.1 million in letters of credit outstanding and availability of $9.9 million.
5% Subordinated Convertible PIK Notes
On March 4, 2019, the Company issued $51.8 million aggregate original principal amount of 5.00% Subordinated Convertible PIK Notes due June 30, 2020 (the “PIK Notes”). On March 4, 2019, the Company, as Issuer, and Wilmington Trust, National Association, as Trustee, entered into an Indenture governing the terms of the PIK Notes.
The PIK Notes bear interest at a rate of 5.00% per annum. Interest on the PIK Notes will be capitalized to principal semi-annually in arrears on July 1 and January 1 of each year, commencing on July 1, 2019.
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
The PIK Notes are redeemable in whole or from time to time in part at the Company’s option at a redemption price equal to the sum of (i) 100.0% of the principal amount of the PIK Notes to be redeemed and (ii) accrued and unpaid interest thereon to, but excluding, the redemption date, which amounts may be payable in cash or in shares of the Company’s common stock, (subject to limitations, if any, in the documentation governing the Company’s senior indebtedness). If redeemed for the Company’s common stock the holder will receive a number of shares of the Company’s common stock calculated based on the Fair Market Value of a share of the Company’s common stock at such time, in each case less a 15% discount per share. The 15% discount represents an implied conversion premium at issuance which will be settled in common stock at the date of conversion.  As such, the face value of the PIK Notes will be accreted to the settlement amount at June 30, 2020.  For the three and six months ended June 30, 2019, the Company recorded $1.8 million and $2.4 million, respectively in interest expense related to the accretion of the conversion premium.
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
The exchange of the Bridge Loan for the PIK Notes was recognized as a modification of the Term Loan as the amended Term Loan, resulting from the exchange, was not substantially different from the Term Loan. As such, the net carrying value of the Term Loan was not adjusted and a new effective interest that equates the revised cash flows of the modified Term Loan to the existing carrying value of the Term Loan was computed and applied prospectively. Costs incurred with third parties of approximately $1.6 million, related to the issuance of the PIK Notes, were recognized in interest expense for the six months ended June 30, 2019.
Insurance Notes
The Company entered into insurance promissory notes for the payment of insurance premiums at an interest rate of 4.99% and 3.27% respectively, with an aggregate principal amount outstanding of approximately $1.0 million and $5.2 million as of June 30, 2019 and December 31, 2018, respectively. The amount outstanding could be substantially offset by the cancellation of the related insurance coverage which is classified in prepaid insurance.

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
The Company’s customer base consists primarily of multi-national and independent oil and natural gas producers. The Company does not require collateral on its trade receivables. For the six months ended June 30, 2019, the Company's largest customer, five largest customers, and ten largest customers constituted 10.0%, 33.8% and 46.5% of consolidated revenues, respectively. The loss of any one of the Company's top five customers could have a materially adverse effect on the revenues and profits of the Company. Further, the Company's trade accounts receivable are from companies within the oil and natural gas industry and as such the Company is exposed to normal industry credit risks. As of June 30, 2019, the Company's largest customer, five largest customers, and ten largest customers constituted 4.8%, 27.0% and 44.2% of accounts receivable, respectively. The Company continually evaluates its reserves for potential credit losses and establishes reserves for such losses.
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
Self-Insurance
The Company is self-insured under its Employee Group Medical Plan for the first $150 thousand per individual. The Company is self-insured with a retention for the first $250 thousand in general liability. The Company has an additional premium payable clause under its lead $10 million limit excess policy that states in the event a loss exceeds $1 million, a loss additional premium of up to 15% to 17% of paid losses in excess of $1 million will be due. The loss additional premium is payable at the time when the loss is paid and will be payable over a period agreed by insurers. The Company has accrued liabilities totaling $5.9 million and $5.2 million as of June 30, 2019 and December 31, 2018, respectively, for the projected additional premium and self-insured portion of these insurance claims as of the financial statement dates. This accrual includes claims made as well as an estimate for claims incurred but not reported by using third party data and claims history as of the financial statement dates.
Other
The Company is currently undergoing sales and use tax audits for multi-year periods. The Company believes the outcome of these audits will not have a material adverse effect on its results of operations or financial position. Because certain of these audits are in a preliminary stage, an estimate of the possible loss or range of loss cannot reasonably be made.

8. Leases

The Company adopted a comprehensive new lease accounting standard effective January 1, 2019. The details of the significant changes to our accounting policies resulting from the adoption of the new standard are set out below. The Company adopted the standard on a prospective basis using the optional modified retrospective transition method; accordingly, the comparative information as of December 31, 2018 and for the three and six months ended June 30, 2018 has not been adjusted and continues to be reported under the previous lease standard. Under the new lease standard, assets and liabilities that arise from all leases are required to be recognized on the balance sheet for lessees. Previously, only capital leases, which are now referred to as finance leases, were recorded on the balance sheet.

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
The following tables illustrate the financial impact of the Company's leases as of and for the three and six months ended June 30, 2019, along with other supplemental information about the Company's leases (in thousands, except years and percentages):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Components of lease expense:
Finance lease cost:
Amortization of right-of-use assets	$1,110	$2,324
Interest on lease liabilities	154	293
Operating lease cost:
Lease expense (1)	367	733
Short-term lease cost	647	1,306
Total lease cost	$2,278	$4,656
(1) Includes variable lease costs of $75 thousand and $150 thousand for the three and six months ended June 30, 2019, respectively.

As of
June 30, 2019
Components of balance sheet:
Operating leases:
Operating lease right-of-use assets (non-current)	$5,785
Current portion of operating lease liabilities	$756
Long-term operating lease liabilities, net of current portion	$5,029
Finance leases:
Property and equipment, net	$17,068
Current portion of long-term debt	$5,180
Long-term debt, net of current portion and debt discount	$8,078

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Other supplemental information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$1,014	$2,039
Operating cash flows for finance leases - interest	$154	$293
Financing cash flows for finance leases	$1,219	$2,387
Noncash activities from right-of-use assets obtained in exchange for lease obligations:
Operating leases	$—	$6,150
Finance leases	$890	$2,326
Weighted-average remaining lease term:
Operating leases		8.5 years
Finance leases		2.6 years
Weighted-average discount rate:
Operating leases		7.50%
Finance leases		4.19%

The following table summarizes the maturity of the Company's operating and finance leases as of June 30, 2019 (in thousands):

	Operating Leases - Related Party	Operating Leases - Other	Finance Leases
2019	$39	$1,235	$3,248
2020	58	1,060	5,474
2021	8	1,035	3,974
2022	—	872	1,266
2023	—	747	96
Thereafter	—	3,608	—
Total minimum lease payments	105	8,557	14,058
Less imputed interest	(10)	(2,166)	(800)
Less short-term leases excluded from the balance sheet	—	(701)	—
Total lease liabilities per balance sheet	$95	$5,690	$13,258

The Company adopted ASU 2016-02 on January 1, 2019 as noted above, and as required, the following disclosure is provided for periods prior to adoption. Future annual minimum lease payments and capital lease commitments as of December 31, 2018 were as follows (in thousands):

	Operating Leases - Related Party	Operating Leases - Other	Capital Leases
2019	$30	$2,027	$4,559
2020	30	986	4,334
2021	8	946	3,375
2022	—	781	1,051
2023	—	386	—
Thereafter	—	1,350	—
Total	$68	$6,476	$13,319

9. Share-Based Compensation
Management Incentive Plan
A summary of the Company's share-based compensation expense during the periods presented are as follows (in thousands):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Share based compensation expense recognized	$256	$509

		As of
		June 30, 2019
Unrecognized compensation cost (in thousands)		$2,459
Remaining weighted-average service period (years)		3.00

During the six months ended June 30, 2019, the Company granted no restricted stock units to officers and employees subject to the Management Incentive Plan. Below is a summary of the unvested restricted stock units.

	Number of Shares	Weighted Average Fair Value
Unvested as of December 31, 2018	329,240	$9.68
Granted	—	$—
Vested	(7,200)	$11.00
Forfeited	—	$—
Unvested as of June 30, 2019	322,040	$9.99

10. Related Party Transactions
The Company incurred related party expenses, primarily related to lease rents, of $0.2 million and $0.3 million during the three months ended June 30, 2019 and 2018, respectively, and $0.5 million and $0.6 million for the six months ended June 30, 2019 and 2018, respectively.
There was no related party revenue for the three months ended June 30, 2019 and 2018 or for the six months ended June 30, 2019 and 2018.
There were no related party accounts receivable or accounts payable as of June 30, 2019 or December 31, 2018.
In addition to such related party transactions above, Lawrence “Larry” First, a director of FES Ltd., serves as the Chief Investment Officer and Managing Director of Ascribe Capital LLC, or Ascribe, and Brett G. Wyard, also a director of FES Ltd., serves as a Managing Partner of Solace Capital Partners, or Solace. Ascribe and/or one or more of its affiliates own approximately 23.6% of the outstanding common stock as of June 30, 2019, and is owed approximately $16.5 million of the aggregate principal amount of the Term Loan Agreement and approximately $27.5 million of the aggregate principle amount of the PIK Notes. Solace and/or one of its affiliates own approximately 17.4% of the outstanding common stock as of June 30, 2019, and is owed approximately $15.1 million of the aggregate principal amount of the term loan covered by the Term Loan Agreement and approximately $20.3 million of the aggregate principal amount of the PIK Notes. Moreover, an affiliate of Solace and affiliates of Ascribe are parties to certain registration rights agreement by and among the Company and certain stockholders of the Company.

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

The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share amounts):

	Three Months Ended June 30,
	2019	2018
Basic and diluted:
Net loss	$(10,749)	$(8,766)
Weighted-average common shares	5,446	5,336
Basic and diluted net loss per share	$(1.97)	$(1.64)

	Six Months Ended June 30,
	2019	2018
Basic and diluted:
Net loss	$(22,383)	$(17,295)
Weighted-average common shares	5,444	5,336
Basic and diluted net loss per share	$(4.11)	$(3.24)

There were 322,040 and 363,300 unvested restricted stock units that were not included in the calculation of diluted EPS for the three and six months ended June 30, 2019 and 2018, respectively, and approximately 28.3 million shares related to the potential conversion of the PIK Notes at June 30, 2019 because their effect would have been antidilutive.

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
The following table sets forth certain financial information with respect to the Company’s reportable segments (in thousands):

	Well Servicing	Coiled Tubing	Fluid Logistics	Total
Three Months Ended June 30, 2019
Operating revenues	$25,762	$13,292	$12,011	$51,065
Direct operating costs	20,971	13,854	8,823	43,648
Segment profits	$4,791	$(562)	$3,188	$7,417
Depreciation and amortization	$2,783	$2,531	$1,699	$7,013
Capital expenditures (1)	$2,724	$2,851	$1,370	$6,945

Three Months Ended June 30, 2018
Operating revenues	$20,415	$6,960	$13,866	$41,241
Direct operating costs	17,116	6,208	11,151	34,475
Segment profits	$3,299	$752	$2,715	$6,766
Depreciation and amortization	$2,688	$1,498	$3,466	$7,652
Capital expenditures (1)	$2,016	$2,304	$1,500	$5,820

(1) Capital expenditures listed above include all cash and non-cash additions to property and equipment, including finance leases and fixed assets recorded in accounts payable at year-end.

	Three Months Ended June 30,
	2019	2018
Reconciliation of Operating Loss As Reported:
Segment profits	$7,417	$6,766
Less:
General and administrative expense	5,417	5,908
Depreciation and amortization	7,013	7,652
Operating loss	(5,013)	(6,794)
Other income (expenses), net	(5,722)	(2,426)
Pre-tax loss	$(10,735)	$(9,220)

	Well Servicing	Coiled Tubing	Fluid Logistics	Total
Six Months Ended June 30, 2019
Operating revenues	$50,512	$33,302	$25,639	$109,453
Direct operating costs	38,520	31,792	19,475	89,787
Segment profits	$11,992	$1,510	$6,164	$19,666
Depreciation and amortization	$4,959	$6,069	$5,424	$16,452
Capital expenditures (1)	$5,167	$5,149	$1,710	$12,026
Total assets	$75,829	$102,190	$50,909	$228,928
Long lived assets	$57,078	$80,320	$39,292	$176,690

Six Months Ended June 30, 2018
Operating revenues	$38,069	$12,162	$26,601	$76,832
Direct operating costs	31,968	10,371	21,840	64,179
Segment profits	$6,101	$1,791	$4,761	$12,653
Depreciation and amortization	$5,124	$2,794	$6,897	$14,815
Capital expenditures (1)	$2,945	$5,518	$2,494	$10,957
Total assets	$134,527	$22,848	$30,354	$187,729
Long lived assets	$65,920	$17,228	$41,618	$124,766

(1) Capital expenditures listed above include all cash and non-cash additions to property and equipment, including finance leases and fixed assets recorded in accounts payable at year-end.

	Six Months Ended June 30,
	2019	2018
Reconciliation of Operating Loss As Reported:
Segment profits	$19,666	$12,653
Less:
General and administrative expense	12,242	10,796
Depreciation and amortization	16,452	14,815
Operating loss	(9,028)	(12,958)
Other income (expenses), net	(13,405)	(4,791)
Pre-tax loss	$(22,433)	$(17,749)

	June 30, 2019	December 31, 2018
Reconciliation of Total Assets As Reported:
Total reportable segments	$228,928	$243,199
Parent	7,191	13,186
Total assets	$236,119	$256,385

13. Revenue

The following tables show revenue disaggregated by primary geographical markets and major service lines (in thousands):

	Three months ended June 30, 2019
	Well Servicing	Coiled Tubing	Fluid Logistics	Total
Primary Geographical Markets
South Texas	$18,292	$4,300	$6,035	$28,627
East Texas (1)	1,897	—	811	2,708
Central Texas	—	—	2,976	2,976
West Texas	5,573	8,992	2,189	16,754
Total	$25,762	$13,292	$12,011	$51,065

	Three months ended June 30, 2018
	Well Servicing	Coiled Tubing	Fluid Logistics	Total
Primary Geographical Markets
South Texas	$11,081	$3,799	$6,669	$21,549
East Texas (1)	1,097	—	577	1,674
Central Texas	—	—	3,461	3,461
West Texas	8,237	3,161	3,159	14,557
Total	$20,415	$6,960	$13,866	$41,241

(1) Includes revenues from the Company's operations in Pennsylvania.

	Six months ended June 30, 2019
	Well Servicing	Coiled Tubing	Fluid Logistics	Total
Primary Geographical Markets
South Texas	$36,469	$9,001	$12,207	$57,677
East Texas (1)	2,751	—	1,646	4,397
Central Texas	—	—	6,072	6,072
West Texas	11,292	24,301	5,714	41,307
Total	$50,512	$33,302	$25,639	$109,453

	Six months ended June 30, 2018
	Well Servicing	Coiled Tubing	Fluid Logistics	Total
Primary Geographical Markets
South Texas	$23,893	$7,642	$13,297	$44,832
East Texas (1)	1,749	—	1,155	2,904
Central Texas	—	—	6,465	6,465
West Texas	12,427	4,520	5,684	22,631
Total	$38,069	$12,162	$26,601	$76,832

(1) Includes revenues from the Company's operations in Pennsylvania.

14. Supplemental Cash Flow Information

	Six Months Ended June 30,
	2019	2018
Cash paid for
Interest	$2,197	$136
Income tax	$—	$—
Supplemental schedule of non-cash investing and financing activities
Change in accounts payable related to capital expenditures	$—	$2,201
Exchange of Bridge Loan for PIK Notes	$47,346	$—
Finance leases on equipment	$2,326	$1,712

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
We provide a wide range of services to a diverse group of companies. For the six months ended June 30, 2019, we provided services to 406 companies. John E. Crisp, Steve Macek and our senior management team have cultivated deep and ongoing relationships with these customers during their combined experience of over 40 years in the oilfield services industry.
We conduct our operations through the following three business segments:

•
Well Servicing. Our well servicing segment comprised 46.2% of our consolidated revenues for the six months ended June 30, 2019. Our well servicing segment utilizes our fleet of well servicing rigs, which at June 30, 2019 was comprised of 139 workover rigs and 7 swabbing rigs and other related assets and equipment. These assets are used to provide (i) well maintenance, including remedial repairs and removal and replacement of downhole production equipment, (ii) well workovers, including significant downhole repairs, re-completions and re-perforations, (iii) completion and swabbing activities, (iv) plugging and abandonment services, and (v) pressure testing of oil and natural gas production tubing and scanning tubing for pitting and wall thickness using tubing testing units.

•
Coiled Tubing. Our coiled tubing segment comprised 30.4% of our consolidated revenues for the six months ended June 30, 2019.  This segment utilizes our fleet of 14 coiled tubing units, of which 11 are large diameter units (2 3/8” or larger).  These units provide a range of services accomplishing a wide variety of goals including horizontal completions, well bore clean-outs and maintenance, nitrogen services, thru-tubing services, formation stimulation using acid and other chemicals, and other pre- and post-hydraulic fracturing well preparation services.

•
Fluid Logistics. Our fluid logistics segment comprised 23.4% of our consolidated revenues for the six months ended June 30, 2019. Our fluid logistics segment utilizes our fleet of owned or leased fluid transport trucks and related assets, including specialized vacuum, high-pressure pump and tank trucks, hot oil trucks, frac tanks, fluid mixing tanks, salt water disposal wells and facilities, and related equipment. These assets are used to provide, transport, store, and dispose of a variety of drilling and produced fluids used in, and generated by, oil and natural gas production. These services are required in most workover and completion projects and are routinely used in daily operations of producing wells.

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
Factors Affecting Results of Operations
Market Conditions
Commodity prices improved in the first half of 2019 then moderated through April resulting in quarter end and July 2019 ending crude oil prices in the mid-50’s.  This has delayed the demand for completion driven services, such as those offered specifically by our coiled tubing segment.  However, we believe continued aging of horizontal wells through 2019 and future periods, and customers choosing to increase production through accretive regular well maintenance in these horizontal wells, will strengthen demand and pricing for our well maintenance services over the next several years. On June 30, 2019, the price of WTI was approximately $54.66 per barrel. As oil prices began to rise, U.S. drilling rig count increased from 404 rigs in May 2016 to 967 rigs in June 30, 2019, an increase of 563, with the count stabilizing in the last half of 2017 then experiencing a modest increase in the first half of 2018. During this same time period Texas drilling rig count increased from 173 rigs to 464 rigs, an increase of 291. The two basins in which we primarily operate, the Eagle Ford and Permian, had rig count decreases of 9 and 38 from June 30, 2018 to June 30, 2019, respectively.
Below are three charts that provide total U.S. rig counts, total Texas rig counts and WTI oil price trends for the twelve months ended June 30, 2019 and 2018.

Source: Rig counts are per Baker Hughes, Inc. (www.bakerhughes.com). Rig counts are the averages of the weekly rig count activity.

Impact of the Current Market Environment
The declines in oil and natural gas prices and exploration activities that began in 2014 and continued through the first half of 2017 created a challenging market for the provision of our services. In response to the market conditions in 2015 and 2016, we implemented cost reduction measures and continue to analyze cost reduction opportunities today while ensuring that appropriate functions and capacity are preserved to allow us to be opportunistic in the current environment. During the second half of 2017, and through June 2019, market conditions improved and stabilized for our well servicing and fluid logistics segments. Our coiled tubing segment experienced stable operations through the middle of the fourth quarter of 2018, then due to a change in completion activity, which is the focus of our coil operations, we experienced lower utilization that has continued through the second quarter of 2019.
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

Results of Operations

Three Months Ended June 30, 2019 Compared to the Three Months Ended June 30, 2018

The following tables compare our segment operating results for the three months ended June 30, 2019 and 2018 (in thousands):

Revenues
	Three Months Ended June 30,
	2019	% of revenue	2018	% of revenue	$ change	% change
Well Servicing	$25,762	50.5%	$20,415	49.4%	$5,347	26%
Coiled Tubing	13,292	26.0%	6,960	16.9%	6,332	91%
Fluid Logistics	12,011	23.5%	13,866	33.7%	(1,855)	(13)%
Total	$51,065		$41,241		$9,824	24%

Direct Operating Expenses(1)
	Three Months Ended June 30,
	2019	% of segment revenue	2018	% of segment revenue	$ change	% change
Well Servicing	$20,971	81.4%	$17,116	83.8%	$3,855	23%
Coiled Tubing	13,854	104.2%	6,208	89.2%	7,646	123%
Fluid Logistics	8,823	73.5%	11,151	80.4%	(2,328)	(21)%
Total	$43,648		$34,475		$9,173	27%

Segment Profit (1)
	Three Months Ended June 30,
	2019	Segment profit %	2018	Segment profit %	$ change	% change
Well Servicing	$4,791	18.6%	$3,299	16.2%	$1,492	45%
Coiled Tubing	(562)	(4.2)%	752	10.8%	(1,314)	(175)%
Fluid Logistics	3,188	26.5%	2,715	19.6%	473	17%
Total	$7,417	14.5%	$6,766	16.4%	$651	10%

(1) Excluding general and administrative expenses and depreciation and amortization.

Revenues
Consolidated Revenues. Consolidated revenues during the three months ended June 30, 2019 increased as compared to the three months ended June 30, 2018 as a direct result of increased spending by our customers during this period due to increased activity and our acquisition of Cretic in November 2018.
Well Servicing. Revenues from our well servicing segment during the three months ended June 30, 2019 increased as compared to the three months ended June 30, 2018 due to increased rig hours.
Coiled Tubing.  Revenues from our coiled tubing segment during the three months ended June 30, 2019 increased as compared to the three months ended June 30, 2018 due to an increase in coiled tubing unit hours.  The increase in hours resulted from the addition of two large diameter coiled tubing units in 2018 and the acquisition of Cretic in November of 2018.
Fluid Logistics. Revenues from our fluid logistics segment during the three months ended June 30, 2019 decreased as compared to the three months ended June 30, 2018 due to a reduction in trucking hours that followed the sale of certain trucking assets in under performing yards in West Texas. The decrease in trucking revenue was offset by an increase in frac tank revenue.
Segment Profit
Well Servicing. Segment profit from our well servicing segment during the three months ended June 30, 2019 increased as compared to the three months ended June 30, 2018 due to an increase in revenues offset by a decrease in expenses as a percentage of revenues due to more efficient use of personnel at higher operating levels.
Coiled Tubing.  Segment profit from our coiled tubing segment during the three months ended June 30, 2019 decreased as compared to the three months ended June 30, 2018, due in large part to the Cretic acquisition. During the second quarter of 2019 we continued to see a decline in revenues as compared to the first quarter of 2019 in our coiled tubing segment.  We believe the decline is a result of a slight downturn in the market for coiled tubing services and certain quality issues experienced in the integration of the Cretic acquisition.  As a result of the declining revenues we have made certain reductions in personnel and other cost reduction initiatives in our coiled tubing segment in June, July and August 2019 to properly align our costs with our new forecasted revenues.  We expect revenues to remain constant in the third quarter of 2019 and increase slightly through the fourth quarter of 2019 and into 2020.  Based on the cost cutting initiatives discussed above we expect our operating costs to be lower resulting in improved segment performance for the remainder of 2019 and 2020.
Fluid Logistics. Segment profit from our fluid logistics segment during the three months ended June 30, 2019 increased as compared to the three months ended June 30, 2018 due to a decrease in direct operating cost as a percentage of revenue and a $1.7 million gain on disposal on certain assets sold in the second quarter of 2019.
Operating Expenses
The following tables compares our operating expenses for the three months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,
	2019	2018	$ change	% change
Well servicing direct operating expenses	$20,971	$17,116	$3,855	23%
Coiled tubing direct operating expenses	13,854	6,208	7,646	123%
Fluid logistics direct operating expenses	8,823	11,151	(2,328)	(21)%
General and administrative	5,417	5,908	(491)	(8)%
Depreciation and amortization	7,013	7,652	(639)	(8)%
Total expenses	$56,078	$48,035	$8,043	17%

Well Servicing Direct Operating Expenses. Direct operating expenses for our well servicing segment for the three months ended June 30, 2019 increased as compared to the three months ended June 30, 2018 due to increases in wages, repairs and maintenance, supplies and parts, fuel costs and out of town travel, consistent with the increase in revenues.
Coiled Tubing Direct Operating Expenses.  Direct operating expenses for our coiled tubing segment for the three months ended June 30, 2019 increased as compared to three months ended June 30, 2018 due to an increase in activity and as a percentage of revenues. The higher costs were mainly associated with wages (including severance payments), equipment rental, supplies and parts and travel, primarily driven by the Cretic acquisition.
Fluid Logistics Direct Operating Expenses. Direct operating expenses for our fluid logistics segment for the three months ended June 30, 2019 decreased as compared to the three months ended June 30, 2018 mainly due to a gain on the sale of certain fluid logistics equipment, along with a decrease in wages and increase in settlement and litigation expenses.
General and Administrative Expenses. General and administrative expenses for the three months ended June 30, 2019 decreased as compared to three months ended June 30, 2018 due to a decrease in professional fees related to the acquisition of Cretic, offset in part by an increase in wages.
Depreciation and Amortization. Depreciation and amortization expenses for the three months ended June 30, 2019 decreased as compared to three months ended June 30, 2018 due to approximately $19.5 million of depreciable assets becoming fully depreciated in April 2019, offset in part by depreciation and amortization on the additional assets acquired in the Cretic acquisition in November 2018.
Other Income (Expense)
The following tables compares our other income (expense) for the three months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,
	2019	2018	$ change	% change
Interest income	$1	$—	$1	100%
Interest expense	(5,723)	(2,426)	(3,297)	136%
Other income (expense), net	$(5,722)	$(2,426)	$(3,296)	136%

Income tax expense (benefit)	$14	$(454)	$468	(103)%

Interest Expense. Interest expense for the three months ended June 30, 2019 increased as compared to the three months ended June 30, 2018 due to the additional debt outstanding under the Revolving Loan Agreement and Term Loan Agreement, plus associated amortization of debt discount and deferred financing costs. In addition, the Company incurred significant debt with the acquisition of Cretic, including third party equipment finance leases and the interest and accretion of the new issued PIK Notes for its conversion feature at a 15% premium.
Income Taxes. We recognized income tax expense of $14 thousand for the three months ended June 30, 2019, compared to $454 thousand of income tax expense for the three months ended June 30, 2018. At June 30, 2019, we estimate our gross NOL carryforwards are approximately $85.7 million (representing $16.2 million of gross deferred tax asset), $34.9 million of which ($8.3 million tax effected) represent unrecognized tax benefits.

Six Months Ended June 30, 2019 Compared to the Six Months Ended June 30, 2018

The following tables compare our segment operating results for the six months ended June 30, 2019 and 2018 (in thousands):

Revenues
	Six Months Ended June 30,
	2019	% of revenue	2018	% of revenue	$ change	% change
Well Servicing	$50,512	46.2%	$38,069	49.5%	$12,443	33%
Coiled Tubing	33,302	30.4%	12,162	15.8%	21,140	174%
Fluid Logistics	25,639	23.4%	26,601	34.7%	(962)	(4)%
Total	$109,453		$76,832		$32,621	42%

Direct Operating Expenses(1)
	Six Months Ended June 30,
	2019	% of segment revenue	2018	% of segment revenue	$ change	% change
Well Servicing	$38,520	76.3%	$31,968	84.0%	$6,552	20%
Coiled Tubing	31,792	95.5%	10,371	85.3%	21,421	207%
Fluid Logistics	19,475	76.0%	21,840	82.1%	(2,365)	(11)%
Total	$89,787		$64,179		$25,608	40%

Segment Profit (1)
	Six Months Ended June 30,
	2019	Segment profit %	2018	Segment profit %	$ change	% change
Well Servicing	$11,992	23.7%	$6,101	16.0%	$5,891	97%
Coiled Tubing	1,510	4.5%	1,791	14.7%	(281)	(16)%
Fluid Logistics	6,164	24.0%	4,761	17.9%	1,403	29%
Total	$19,666	18.0%	$12,653	16.5%	$7,013	55%

(1) Excluding general and administrative expenses and depreciation and amortization.

Revenues
Consolidated Revenues. Consolidated revenues during the six months ended June 30, 2019 increased as compared to the six months ended June 30, 2018 as a direct result of increased spending by our customers during this period due to increased activity and our acquisition of Cretic in November 2018.
Well Servicing. Revenues from our well servicing segment during the six months ended June 30, 2019 increased as compared to the six months ended June 30, 2018 due to increased rig hours.
Coiled Tubing.  Revenues from our coiled tubing segment during the six months ended June 30, 2019 increased as compared to the six months ended June 30, 2018 due to an increase in coiled tubing unit hours.  The increase in hours resulted from the addition of two large diameter coiled tubing units in 2018 and the acquisition of Cretic in November of 2018.

Fluid Logistics. Revenues from our fluid logistics segment during the six months ended June 30, 2019 decreased as compared to the six months ended June 30, 2018 due to a decrease in our trucking hours and an increase in frac tank rentals, offset by a decrease in our disposal operations.
Segment Profit
Well Servicing. Segment profit from our well servicing segment during the six months ended June 30, 2019 increased as compared to the six months ended June 30, 2018 due to an increase in revenues offset by a decrease in expenses as a percentage of revenues due to more efficient use of personnel at higher operating levels.
Coiled Tubing.  Segment profit from our coiled tubing segment during the six months ended June 30, 2019 decreased as compared to the six months ended June 30, 2018, due in large part to the Cretic acquisition. During the second quarter of 2019 we continued to see a decline in revenues as compared to the first quarter of 2019 in our coiled tubing segment.  We believe the decline is a result of a slight downturn in the market for coiled tubing services and certain quality issues experienced in the integration of the Cretic acquisition. As a result of the declining revenues we have made certain reductions in personnel and other cost reduction initiatives in our coiled tubing segment in June, July and August 2019 to properly align our costs with our new forecasted revenues. We expect revenues to remain constant in the third quarter of 2019 and increase slightly through the fourth quarter of 2019 and into 2020.  Based on the cost cutting initiatives discussed above we expect our operating costs to be lower resulting in improved segment performance for the remainder of 2019 and 2020.
Fluid Logistics. Segment profit from our fluid logistics segment during the six months ended June 30, 2019 increased as compared to the six months ended June 30, 2018 due to an increase in revenue and a decrease in direct operating cost as a percentage of revenue and a $2.6 million gain on disposal of certain assets sold in 2019.
Operating Expenses
The following tables compares our operating expenses for the six months ended June 30, 2019 and 2018 (in thousands):

	Six Months Ended June 30,
	2019	2018	$ change	% change
Well servicing direct operating expenses	$38,520	$31,968	$6,552	20%
Coiled tubing direct operating expenses	31,792	10,371	21,421	207%
Fluid logistics direct operating expenses	19,475	21,840	(2,365)	(11)%
General and administrative	12,242	10,796	1,446	13%
Depreciation and amortization	16,452	14,815	1,637	11%
Total expenses	$118,481	$89,790	$28,691	32%

Well Servicing Direct Operating Expenses. Direct operating expenses for our well servicing segment for the six months ended June 30, 2019 increased as compared to the six months ended June 30, 2018 due to increases in repairs and maintenance, supplies and parts, fuel costs and out of town travel, consistent with the increase in revenues.
Coiled Tubing Direct Operating Expenses.  Direct operating expenses for our coiled tubing segment for the six months ended June 30, 2019 increased as compared to six months ended June 30, 2018 due to an increase in activity. The higher costs were mainly associated with wages, equipment rental, supplies and parts and travel, primarily driven by the Cretic acquisition.
Fluid Logistics Direct Operating Expenses. Direct operating expenses for our fluid logistics segment for the six months ended June 30, 2019 decreased as compared to the six months ended June 30, 2018 mainly due to a gain on the sale of certain fluid logistics equipment, along with a decrease in wages and increase in settlement and litigation expenses.
General and Administrative Expenses. General and administrative expenses for the six months ended June 30, 2019 increased as compared to six months ended June 30, 2018 due to an increase in wages and professional fees related to the acquisition of Cretic.
Depreciation and Amortization. Depreciation and amortization expenses for the six months ended June 30, 2019 increased as compared to six months ended June 30, 2018 due to the acquisition of Cretic in November 2018.
Other Income (Expense)
The following tables compares our other income (expense) for the six months ended June 30, 2019 and 2018 (in thousands):

	Six Months Ended June 30,
	2019	2018	$ change	% change
Interest income	$4	$2	$2	100%
Interest expense	(13,409)	(4,793)	(8,616)	180%
Other income (expense), net	$(13,405)	$(4,791)	$(8,614)	180%

Income tax benefit	$(50)	$(454)	$404	(89)%

Interest Expense. Interest expense for the six months ended June 30, 2019 increased as compared to the six months ended June 30, 2018 due to the additional debt outstanding under the Revolving Loan Agreement and Term Loan Agreement, plus associated amortization of debt discount and deferred financing costs. In addition, the Company incurred additional debt with the acquisition of Cretic, including third party equipment finance leases, write-off of certain debt costs with the modification accounting related to the PIK Notes and the accretion of the PIK Notes for its conversion feature at a 15% premium.
Income Taxes. We recognized an income tax benefit of $50 thousand for the six months ended June 30, 2019, compared to $454 thousand of income tax benefit for the six months ended June 30, 2018. At June 30, 2019, we estimate our gross NOL carryforwards are approximately $85.7 million (representing $16.2 million of gross deferred tax asset), $34.9 million of which ($8.3 million tax effected) represent unrecognized tax benefits.

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

•	Other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

Reconciliation of Net Income (Loss) to Adjusted EBITDA
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Net loss	$(10,749)	$(8,766)	$(22,383)	$(17,295)
Interest income	(1)	—	(4)	(2)
Interest expense	5,723	2,426	13,409	4,793
Income tax (benefit) expense	14	(454)	(50)	(454)
Depreciation and amortization	7,013	7,652	16,452	14,815
Share-based compensation	256	247	509	498
Acquisition related costs	34	881	1,094	1,073
Restructuring expenses	—	2	—	190
Gain on disposal of assets	(1,320)	(47)	(2,437)	(67)
Adjusted EBITDA	$969	$1,941	$6,590	$3,551

Settlement expenses related to litigation was $2.0 million and $0.9 million for the three months ended June 30, 2019 and 2018, respectively and $2.3 million and $1.0 million for the six months ended June 30, 2019 and 2018, repectively. We have not included expenses related to settlement of litigation in our Adjusted EBITDA as they are not considered non-recurring.
Liquidity and Capital Resources
Our current and future liquidity is greatly dependent upon our operating results. Our ability to continue to meet our liquidity needs is subject to and will be affected by cash utilized in operations, the economic or business environment in which we operate, weakness in oil and natural gas industry conditions, the financial condition of our customers and vendors, and other factors. Furthermore, as a result of the challenging market conditions we continue to face, for the short term, we anticipate continuing to use net cash in operating activities. We believe that our current reserves of cash and cash equivalents and availability of $9.9 million under our Revolving Loan Agreement are sufficient to finance our cash requirements for current and future operations, budgeted capital expenditures, debt service and other obligations for at least the next twelve months.
Historically, we have funded our operations, including capital expenditures, through the credit facilities, vendor financings, and cash flow from operations, the issuance of senior notes and the proceeds from our public and private equity offerings. More recently, since our emergence from chapter 11 reorganization, we have funded our operations through our Term Loan Agreement, Bridge Loan, PIK Notes, Revolving Loan Agreement and other financing activities.
As of June 30, 2019, we had $1.0 million in cash and cash equivalents and $135.2 million in contractual debt.
The $135.2 million in contractual debt was comprised of $60.9 million under the Term Loan Agreement, $54.1 million under the PIK Notes, $6.0 million under the Revolving Loan Agreement, $13.3 million in finance leases and $1.0 million in insurance notes related to our general liability, workers compensation and other insurance. Of our total debt, $60.3 million was classified as current portion of long-term debt, and $74.9 million was classified as long-term.
Term Loan Agreement
On April 13, 2017, the Company entered into the Term Loan Agreement. FES LLC is the borrower, or the Borrower, under the Term Loan Agreement. The Borrower’s obligations have been guaranteed by FES Ltd. and by TES, CCF and FEI, each direct subsidiaries of the Borrower and indirect subsidiaries of FES Ltd. The Term Loan Agreement provides for a term loan of $60.0 million, excluding accrued PIK interest at June 30, 2019. Subject to certain exceptions and permitted encumbrances, the obligations under the Term Loan Agreement are secured by a first priority security interest in substantially all the assets of the Company other than accounts receivable, cash and related assets, which constitute priority collateral under the Revolving Loan Agreement (described below). The Term Loan Agreement has a stated maturity date of April 13, 2021.
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

During the six months ended June 30, 2019, $2.9 million of interest was paid in kind. At June 30, 2019 and December 31, 2018, the paid in kind interest rate was 11%.
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
The Revolving Loan Agreement is secured on a first lien basis by substantially all assets of the Company and its subsidiaries, subject to an intercreditor agreement between the Revolver Agent and the Term Loan Agent which provides that the priority collateral for the Revolving Loan Agreement consists of accounts receivable, cash and related assets, and that the other assets of the Company and its subsidiaries constitute priority collateral for the Term Loan Agreement. At June 30, 2019 we had six million borrowings outstanding, $6.1 million in letters of credit outstanding and availability of $9.9 million.
5% Subordinated Convertible PIK Notes
On March 4, 2019, the Company issued $51.8 million aggregate original principal amount of 5.00% Subordinated Convertible PIK Notes due June 30, 2020 (the “PIK Notes”). On March 4, 2019, the Company, as Issuer, and Wilmington Trust, National Association, as Trustee, entered into an Indenture governing the terms of the PIK Notes.
The PIK Notes bear interest at a rate of 5.00% per annum. Interest on the PIK Notes will be capitalized to principal semi-annually in arrears on July 1 and January 1 of each year, commencing on July 1, 2019.
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

The PIK Notes are redeemable in whole or from time to time in part at the Company’s option at a redemption price equal to the sum of (i) 100.0% of the principal amount of the PIK Notes to be redeemed and (ii) accrued and unpaid interest thereon to, but excluding, the redemption date, which amounts may be payable in cash or in shares of the Company’s common stock, (subject to limitations, if any, in the documentation governing the Company’s senior indebtedness). If redeemed for the Company’s common stock the holder will receive a number of shares of the Company’s common stock calculated based on the fair market value of a share of the Company’s common stock at such time, in each case less a 15% discount per share. The 15% discount represents an implied conversion premium at issuance which will be settled in common stock at the date of conversion.  As such, the face value of the PIK Notes will be accreted to the settlement amount at June 30, 2020.  For the three and six months ended June 30, 2019, the Company recorded $1.8 million and $2.4 million, respectively in interest expense related to the accretion of the conversion premium.
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

	Six months ended June 30,
	2019	2018
Net cash used in operating activities	$(4,617)	$(2,875)
Net cash used in investing activities	(1,049)	(6,534)
Net cash used in financing activities	(1,387)	(987)
Net decrease in cash, cash equivalents and cash - restricted	(7,053)	(10,396)
Cash, cash equivalents and cash - restricted
Beginning of period	8,156	35,480
End of period	$1,103	$25,084

Cash flows used in operating activities for the six months ended June 30, 2019 decreased as compared to the six months ended June 30, 2018. The decrease resulted from working capital needs related to accounts receivable, accounts payable and accrued liabilities.

Cash flows used in investing activities for the six months ended June 30, 2019 decreased as compared to the six months ended June 30, 2018. The decrease is related to proceeds from the sale of certain assets and insurance proceeds from assets for which there was a casualty loss.
Cash flows from financing activities were $1.4 million and $1.0 million for the six months ended June 30, 2019 and 2018, respectively. During the six months ended June 30, 2019 we borrowed on the Revolving Loan Agreement to make a $5.0 million principal payment on our Term Loan Agreement.
Capital Expenditures
Capital expenditures, including assets acquired with finance leases, for the six months ended June 30, 2019 and 2018 were additions of $12.0 million and $11.0 million, respectively. Additions to our fluid logistics segment were primarily purchases of vacuum trucks and light trucks. Additions to our well servicing segment were for well service equipment and light trucks. Additions to our coiled tubing segment were for light trucks and pumping and support.
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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Security and Exchange Commission, or the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2019, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures over financial reporting were effective.
Changes in Internal Control over Financial Reporting

On January 1, 2019, we adopted ASC 842, Leases. Although the new lease standard did not have a material impact on our condensed consolidated financial statements, we nevertheless implemented changes to our processes related to leases and the control activities within them.
There was no change in our internal control over financial reporting (as defined in Rules 13-a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

There are no pending material legal proceedings, and the Company is not aware of any material threatened legal proceedings, to which the Company is a party or to which its property is subject that would have a material adverse effect on the Company's financial statements as of June 30, 2019.

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

FORBES ENERGY SERVICES LTD.

August 13, 2019	By:	/s/ JOHN E. CRISP
John E. Crisp Chairman, Chief Executive Officer and President (Principal Executive Officer)

August 13, 2019	By:	/S/ L. MELVIN COOPER
L. Melvin Cooper Senior Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)