Form 10-Q
period 2019-09-30
Forbes Energy Services Ltd.
filed 2019-11-14
CIK 1434842

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________________________
Form 10-Q
__________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-35281
__________________________________________________________
Forbes Energy Services Ltd.
(Exact name of registrant as specified in its charter)
__________________________________________________________

Delaware	98-0581100
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3000 South Business Highway 281 Alice, Texas	78332
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code:
(361) 664-0549

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock, $0.01 par value	FLSS	OTCQX Best Market

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    ☐  Yes    ☒  No
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court (as defined in Exchange Act Rule 12b-2).    ☒  Yes    ☐  No
The were 5,522,822 shares of the registrant's common stock outstanding as of November 11, 2019.

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

PART I—FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements

Forbes Energy Services Ltd.
Condensed Consolidated Balance Sheets (unaudited)
(in thousands, except par value amounts)

	September 30, 2019	December 31, 2018
Assets
Current assets
Cash and cash equivalents	$6,268	$8,083
Cash - restricted	73	73
Accounts receivable - trade, net	30,060	45,950
Accounts receivable - other	2,337	2,228
Prepaid expenses and other current assets	7,631	14,691
Total current assets	46,369	71,025
Property and equipment, net	131,209	148,608
Operating lease right-of-use assets	6,701	—
Intangible assets, net	12,797	13,980
Goodwill	—	19,700
Other assets	1,476	3,072
Total assets	$198,552	$256,385

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable - trade	$7,962	$17,841
Accrued interest payable	2,421	1,993
Accrued expenses	15,040	14,348
Current portion of operating lease liabilities	1,865	—
Current portion of long-term debt	61,679	59,321
Total current liabilities	88,967	93,503
Long-term operating lease liabilities, net of current portion	4,836	—
Long-term debt, net of current portion and debt discount	65,662	71,095
Deferred tax liability	365	357
Total liabilities	159,830	164,955
Commitments and contingencies (Note 7)
Stockholders’ equity
Common stock, $0.01 par value, 40,000 shares authorized, 5,523 and 5,439 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	55	54
Additional paid-in capital	150,716	149,968
Accumulated deficit	(112,049)	(58,592)
Total stockholders’ equity	38,722	91,430
Total liabilities and stockholders’ equity	$198,552	$256,385
The accompanying notes are an integral part of these condensed consolidated financial statements.

Forbes Energy Services Ltd.
Condensed Consolidated Statements of Operations (unaudited)
(in thousands, except per share amounts)

	Three Months Ended September 30,
	2019	2018
Revenues
Well servicing	$23,141	$22,551
Coiled tubing	10,398	9,624
Fluid logistics	10,655	15,437
Total revenues	44,194	47,612

Expenses
Well servicing	19,246	18,135
Coiled tubing	11,865	7,215
Fluid logistics	7,499	12,079
Impairment of goodwill	19,222	—
General and administrative	5,242	6,545
Depreciation and amortization	6,483	7,566
Total expenses	69,557	51,540
Operating loss	(25,363)	(3,928)

Other income (expense)
Interest income	16	1
Interest expense	(5,704)	(2,474)
Pre-tax loss	(31,051)	(6,401)
Income tax expense	23	32
Net loss	$(31,074)	$(6,433)

Loss per share of common stock
Basic and diluted	$(5.68)	$(1.20)

Weighted average number of shares of common stock outstanding:
Basic and diluted	5,471	5,368
The accompanying notes are an integral part of these condensed consolidated financial statements.

Forbes Energy Services Ltd.
Condensed Consolidated Statements of Operations (unaudited)
(in thousands, except per share amounts)

	Nine Months Ended September 30,
	2019	2018
Revenues
Well servicing	$73,653	$60,620
Coiled tubing	43,700	21,786
Fluid logistics	36,294	42,038
Total revenues	153,647	124,444

Expenses
Well servicing	57,766	50,099
Coiled tubing	43,657	17,590
Fluid logistics	26,974	33,919
Impairment of goodwill	19,222	—
General and administrative	17,486	17,341
Depreciation and amortization	22,935	22,381
Total expenses	188,040	141,330
Operating loss	(34,393)	(16,886)

Other income (expense)
Interest income	20	3
Interest expense	(19,113)	(7,267)
Pre-tax loss	(53,486)	(24,150)
Income tax benefit	(27)	(422)
Net loss	$(53,459)	$(23,728)

Loss per share of common stock
Basic and diluted	$(9.80)	$(4.44)

Weighted average number of shares of common stock outstanding:
Basic and diluted	5,453	5,347
The accompanying notes are an integral part of these condensed consolidated financial statements.

Forbes Energy Services Ltd.
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(53,459)	$(23,728)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	22,935	22,381
Share-based compensation	749	755
Deferred tax benefit	8	(17)
Impairment of goodwill	19,222	—
Gain on disposal of assets	(4,565)	(427)
Bad debt expense	3,242	89
Amortization of debt discount/deferred financing costs/premium conversion	6,550	653
Interest paid in kind	7,372	3,027
Changes in operating assets and liabilities:
Accounts receivable	12,539	(10,877)
Prepaid expenses and other assets	2,450	602
Accounts payable - trade	(9,879)	4,349
Accounts payable - related parties	—	(11)
Accrued expenses	654	913
Accrued interest payable	428	306
Net cash provided by (used in) operating activities	8,246	(1,985)
Cash flows from investing activities:
Purchases of property and equipment	(11,640)	(12,769)
Purchase of Cretic, net of cash acquired	285	—
Proceeds from sale of property and equipment	13,715	2,086
Net cash provided by (used in) investing activities	2,360	(10,683)
Cash flows from financing activities:
Payments for finance leases	(3,823)	(1,494)
Proceeds from Revolving Loan Agreement	4,000	—
Payments on Term Loan Agreement	(12,598)	—
Payments for Bridge Loan	(4,422)	—
Proceeds from PIK Notes	4,422	—
Net cash used in financing activities	(12,421)	(1,494)
Net decrease in cash, cash equivalents and cash - restricted	(1,815)	(14,162)
Cash, cash equivalents and cash - restricted:
Beginning of period	8,156	35,480
End of period	$6,341	$21,318
The accompanying notes are an integral part of these condensed consolidated financial statements.

Forbes Energy Services Ltd.
Condensed Consolidated Statement of Changes in Stockholders’ Equity (unaudited)
(in thousands)

For the three and nine months ended September 30, 2019

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2018	5,439	$54	$149,968	$(58,592)	$91,430
Share-based compensation	7	—	253	—	253
Net loss	—	—	—	(11,634)	(11,634)
Balance at March 31, 2019	5,446	54	150,221	(70,226)	80,049
Share-based compensation	—	—	256	—	256
Net loss	—	—	—	(10,749)	(10,749)
Balance at June 30, 2019	5,446	$54	$150,477	$(80,975)	$69,556
Share-based compensation	77	1	239	—	240
Net loss	—	—	—	(31,074)	(31,074)
Balance at September 30, 2019	5,523	$55	$150,716	$(112,049)	$38,722

For the three and nine months ended September 30, 2018

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2017	5,336	$53	$148,866	$(25,985)	$122,934
Share-based compensation	—	—	251	—	251
Net loss	—	—	—	(8,529)	(8,529)
Balance at March 31, 2018	5,336	53	149,117	(34,514)	114,656
Share-based compensation	—	—	247	—	247
Net loss	—	—	—	(8,766)	(8,766)
Balance at June 30, 2018	5,336	$53	$149,364	$(43,280)	$106,137
Share-based compensation	86	1	256	—	257
Net loss	—	—	—	(6,433)	(6,433)
Balance at September 30, 2018	5,422	$54	$149,620	$(49,713)	$99,961

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
The carrying amounts of cash and cash equivalents, accounts receivable-trade, accounts receivable-other, accounts payable-trade and insurance notes approximate fair value because of the short maturity of these instruments. The fair values of finance leases approximate their carrying values, based on current market rates at which the Company could borrow funds with similar maturities (Level 2 in the fair value hierarchy). The fair value of the Term Loan is based on quoted prices provided by a third party broker (Level 2 in the fair value hierarchy). The fair values of the Term Loan Agreement and Bridge Loan as of the respective dates are set forth below (in thousands):

	September 30, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term Loan Agreement	$55,397	$55,674	$62,335	$65,794
Bridge Loan	$—	$—	$49,568	$50,000

Cash, Cash Equivalents and Cash - Restricted
The following table provides a reconciliation of cash, cash equivalents and cash - restricted reported within the consolidated balance sheets to the same such amounts shown in the consolidated statements of cash flows (in thousands).

	September 30,
	2019	2018
Cash and cash equivalents	$6,268	$6,617
Cash - restricted	73	14,701
Cash and cash equivalents and cash - restricted as shown in the consolidated statement of cash flows	$6,341	$21,318

The Company's restricted cash at September 30, 2018 included $6.0 million related to a prior restriction under the Term Loan Agreement and $8.7 million as collateral for certain outstanding letters of credit and the Company's corporate credit card program under a prior credit facility with Regions.
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
The Company adopted this standard on a prospective basis using the optional modified retrospective transition method. As such, the comparative financial information has not been restated and continues to be reported under the lease standard in effect during those periods. The Company also elected other practical expedients provided by the new standard, including the package of practical expedients, the hindsight practical expedient and the short-term lease recognition practical expedient in which leases with a term of 12 months or less are not recognized on the balance sheet. The adoption of this standard resulted in the recognition of approximately $6.2 million of operating lease right-of-use assets and operating lease liabilities on the balance sheet as of January 1, 2019. The adoption of this standard did not materially impact the condensed consolidated statements of operations for the three and nine months ended September 30, 2019. See Note 8 for the expanded lease disclosures required by the new standard.

3. Acquisition of Cretic Energy Services, LLC
On November 16, 2018, the Company acquired 100% of the outstanding units of Cretic Energy Services, LLC (Cretic). The acquisition of Cretic was accounted for as a business combination using the acquisition method of accounting. The aggregate purchase price was $69.1 million in cash (net of $2.2 million cash acquired).
The purchase price paid in the acquisition has been allocated to record the acquired assets and assumed liabilities based on their fair value. When determining the fair values of assets acquired and liabilities assumed, management made significant estimates, judgments and assumptions. Management estimated that consideration paid exceeded the fair value of the net assets acquired. The goodwill recorded was primarily attributable to synergies related to the Company’s coiled tubing business strategy that are expected to arise from the Cretic acquisition and was attributable to the Company’s coiled tubing segment.

Proforma Results from the Cretic Acquisition (unaudited)
The following unaudited consolidated pro forma information is presented as if the Cretic acquisition had occurred on January 1, 2018 (in thousands):

	Pro Forma
	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Revenue	$68,408	$175,474

Net loss	$(5,267)	$(24,865)

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

4. Property and Equipment
Property and equipment consisted of the following (in thousands):

	Estimated Life in Years	September 30, 2019	December 31, 2018
Well servicing equipment	9-15 years	$132,630	$128,647
Autos and trucks	5-10 years	21,428	32,132
Autos and trucks - finance lease	5-10 years	22,487	20,416
Disposal wells	5-15 years	3,862	3,977
Building and improvements	5-30 years	5,906	5,705
Furniture and fixtures	3-15 years	3,097	2,797
Land		868	868
		190,278	194,542
Accumulated depreciation (1)		(59,069)	(45,934)
		$131,209	$148,608
(1) Includes accumulated depreciation of finance lease assets of $7.0 million and $4.5 million at September 30, 2019 and December 31, 2018, respectively.

Depreciation expense was $6.0 million and $7.3 million for the three months ended September 30, 2019 and 2018, respectively, and $21.7 million and $21.5 million for the nine months ended September 30, 2019 and 2018, respectively. Depreciation of assets held under finance leases was $1.1 million and $0.7 million for the three months ended September 30, 2019 and 2018, respectively, and $3.4 million and $2.1 million for the nine months ended September 30, 2019 and 2018, respectively, and is included in depreciation and amortization expense in the accompanying condensed consolidated statements of operations. Gain/(loss) that resulted from the sale of property and equipment was $2.1 million and $0.3 million for the three months ended September 30, 2019 and 2018, respectively, and $4.6 million and $0.4 million for the nine months ended September 30, 2019 and 2018, respectively, which are included as direct operating costs.

5. Goodwill and Other Intangible Assets
Goodwill
Goodwill totaled $0.0 million at September 30, 2019 and $19.7 million at December 31, 2018 related to the acquisition of

Cretic, which is attributable to the Company's coiled tubing reporting unit, and is deductible for tax purposes. During the third quarter of 2019, the company recognized a measurement period adjustment of $0.5 million related to the acquisition of Cretic. The measurement period adjustment related to certain finance leases of $1.0 million being assigned back to the seller along with property and equipment of $0.8 million and a cash payment received from the seller of $0.3 million. The measurement period adjustment settled a dispute with the seller over the amount of debt assumed in the purchase of Cretic as of the acquisition date.
During the third quarter ended September 30, 2019, the Company adopted the guidance contained in ASU No. 2017-04, “Intangibles-Goodwill and Other ASC Topic 350: Simplifying the Test for Goodwill Impairment,” which removes the step 2 requirement to perform a hypothetical purchase price allocation to measure goodwill impairment. Goodwill impairment is the amount by which the Company’s reporting unit carrying value exceeds its fair value, not to exceed the recorded amount of goodwill. To estimate the fair value of the Company’s invested capital, the Company used both a market approach based on the guideline companies’ method (“Market Comparable Approach”), and an income approach based on a discounted cash flow analysis.
The Market Comparable Approach estimates fair value using market multiples calculated from a set of comparable public companies. In performing the valuations, significant assumptions utilized include unobservable Level 3 inputs including cash flows, long-term growth rates reflective of management’s forecasted outlook, and discount rates inclusive of risk adjustments consistent with current market conditions. Discount rates are based on the development of a weighted average cost of capital using guideline public company data, factoring in current market data and any Company specific risk factors. The value indicated by both methods was weighted to arrive at a concluded value.
The Company completed a goodwill impairment test as of September 30, 2019. The Company’s forecasted future cash flow declined from prior estimates because the Company experienced challenging sales trends and a downturn in the coiled tubing segment. These declining cash flows in our coiled tubing segment during 2019 and lower than previously forecasted cash flows, resulted in the Company recognizing a goodwill impairment charge of $19.2 million at September 30, 2019.
The following table sets forth the changes in goodwill (in thousands):

Goodwill

Balance at December 31, 2018	$19,700
Measurement period adjustment	(478)
Impairment	(19,222)
Balance at September 30, 2019	$—

Other Intangible Assets
The following table sets forth the identified other intangible assets by major asset class (in thousands):

	Useful Life (years)	Gross Carrying Value	Accumulated Amortization	Net Book Value
September 30, 2019
Customer relationships	6-15	$11,378	$(1,566)	$9,812
Trade names	10-15	3,072	(664)	2,408
Covenants not to compete	4	1,505	(928)	577
		$15,955	$(3,158)	$12,797
December 31, 2018
Customer relationships	6-15	$11,378	$(832)	$10,546
Trade names	10-15	3,072	(496)	2,576
Covenants not to compete	4	1,505	(647)	858
		$15,955	$(1,975)	$13,980

Amortization expense was $0.4 million and $0.3 million for the three months ended September 30, 2019 and 2018, respectively, and $1.2 million and $0.8 million for the nine months ended September 30, 2019 and 2018, respectively.
Future amortization of these intangibles will be as follows:

2019	$421
2020	1,637
2021	1,367
2022	1,261
2023	1,261
Thereafter	6,850
$12,797

6. Long-Term Debt
Long-term debt consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Term Loan Agreement of $47.4 million and $60.0 million, plus $10.7 million and $6.0 million of accrued interest paid in kind and net of debt discount of $2.7 million and $3.6 million as of September 30, 2019 and December 31, 2018, respectively	$55,397	$62,335
PIK Notes, plus $0.9 million of accrued interest paid in kind, and including $4.2 million accretion of interest and conversion premium	56,818	—
Bridge Loan of $50.0 million, net of debt discount of $0.4 million as of December 31, 2018	—	49,568
Revolving Loan Agreement	4,000	—
Finance leases	11,126	13,319
Insurance notes	—	5,194
Total debt	127,341	130,416
Less: Current portion	(61,679)	(59,321)
Total long-term debt	$65,662	$71,095

Term Loan Agreement
On April 13, 2017, the Company entered into the Term Loan Agreement. FES LLC is the borrower, or the Borrower, under the Term Loan Agreement. The Borrower’s obligations have been guaranteed by FES Ltd. and by TES, CCF and FEI, each direct subsidiaries of the Borrower and indirect subsidiaries of FES Ltd. The Term Loan Agreement, as amended, provided for a term loan of $60.0 million, excluding paid in kind interest. Subject to certain exceptions and permitted encumbrances, the obligations under the Term Loan Agreement are secured by a first priority security interest in substantially all the assets of the Company other than accounts receivable, cash and related assets, which constitute priority collateral under the Revolving Loan Agreement (described below). The Term Loan Agreement has a stated maturity date of April 13, 2021.
Borrowings under the Term Loan Agreement bear interest at a rate equal to five percent (5%) per annum payable quarterly in cash, or the Cash Interest Rate, plus (ii) an initial paid in kind interest rate of seven percent (7%) commencing April 13, 2017 to be capitalized and added to the principal amount of the term loan or, at the election of the Borrower, paid in cash. The paid in kind interest increases by two percent (2%) twelve months after April 13, 2017 and every twelve months thereafter until maturity. Upon and after the occurrence of an event of default, the Cash Interest Rate will increase by two percentage points per annum. During the nine months ended September 30, 2019, $4.7 million of interest was paid in kind. At September 30, 2019, the paid in kind interest rate was 11%.
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

Amendment to Term Loan Agreement and Joinder
In connection with the Cretic acquisition, on November 16, 2018, the Company, as a guarantor, FES LLC, as borrower, and certain of their subsidiaries, as guarantors, entered into Amendment No. 1 to Loan and Security Agreement and Pledge and Security Agreement (the “Term Loan Amendment”) with the lenders party thereto and Wilmington Trust, National Association, as agent (the “Term Loan Agent”), pursuant to which the Term Loan Agreement was amended to, among other things, permit (i) debt under the Revolving Loan Agreement (described below) and the liens securing the obligations thereunder, (ii) the incurrence of add-on term loans under the Term Loan Agreement in an aggregate principal amount of $10.0 million and (iii) the incurrence of one-year “last-out” bridge loans under the Term Loan Agreement in an aggregate principal amount of $50.0 million (the “Bridge Loan”).
In addition, on November 16, 2018, Cretic entered into joinder documentation pursuant to which it became a guarantor under the Term Loan Agreement and a pledgor under the Pledge and Security Agreement referred to in the Term Loan Agreement.
Revolving Loan Agreement
In connection with the Cretic Acquisition, on November 16, 2018, the Company and certain of its subsidiaries, as borrowers, entered into a Credit Agreement (the “Revolving Loan Agreement”) with the lenders party thereto and Regions Bank, as administrative agent and collateral agent (the “Revolver Agent”). The Revolving Loan Agreement provides for $35 million of revolving loan commitments, subject to a borrowing base comprised of 85% of eligible accounts receivable, 90% of eligible investment grade accounts receivable and 100% of eligible cash, less reserves. The loans under the Revolving Loan Agreement are due in January 2021, accrue interest at a floating rate of LIBOR plus 2.50% - 3.25%, or a base rate plus 1.50% - 2.25%, with the margin based on the fixed charge coverage ratio from time to time.
The Revolving Loan Agreement is secured on a first lien basis by substantially all assets of the Company and its subsidiaries, subject to an intercreditor agreement between the Revolver Agent and the Term Loan Agent which provides that the priority collateral for the Revolving Loan Agreement consists of accounts receivable, cash and related assets, and that the other assets of the Company and its subsidiaries constitute priority collateral for the Term Loan Agreement. At September 30, 2019 we had $4.0 million borrowings outstanding, $6.1 million in letters of credit outstanding and availability of $6.9 million.
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
The PIK Notes are redeemable in whole or from time to time in part at the Company’s option at a redemption price equal to the sum of (i) 100.0% of the principal amount of the PIK Notes to be redeemed and (ii) accrued and unpaid interest thereon to, but excluding, the redemption date, which amounts may be payable in cash or in shares of the Company’s common stock, (subject to limitations, if any, in the documentation governing the Company’s senior indebtedness). If redeemed for the Company’s common stock the holder will receive a number of shares of the Company’s common stock calculated based on the Fair Market Value of a share of the Company’s common stock at such time, in each case less a 15% discount per share. The 15% discount represents an implied conversion premium at issuance which will be settled in common stock at the date of conversion.  As such, the face value of the PIK Notes will be accreted to the settlement amount at June 30, 2020.  For the three and nine months ended September 30,

2019, the Company recorded $1.8 million and $4.2 million, respectively in interest expense related to the accretion of the conversion premium.
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
The exchange of the Bridge Loan for the PIK Notes was recognized as a modification of the Term Loan as the amended Term Loan, resulting from the exchange, was not substantially different from the Term Loan. As such, the net carrying value of the Term Loan was not adjusted and a new effective interest that equates the revised cash flows of the modified Term Loan to the existing carrying value of the Term Loan was computed and applied prospectively. Costs incurred with third parties of approximately $1.6 million, related to the issuance of the PIK Notes, were recognized in interest expense for the nine months ended September 30, 2019.
Effective November 14, 2019, each of Ascribe Capital LLC and Solace Capital Partners LP, on behalf of each of their funds that is a holder of PIK Notes issued under the Indenture which in the aggregate hold $48.9 million of face value of the PIK Notes, agreed to extend the maturity date under the Indenture to November 30, 2020 of those  PIK Notes, the Excess PIK Notes, for which there are not at June 30, 2020 sufficient authorized shares of common stock of the Company to effect the mandatory conversion of the Excess PIK Notes, after giving effect to the conversion of PIK Notes held by other holders of PIK Notes who have not agreed to a maturity date extension or conversion deferral.  Each also agreed to defer the mandatory conversion feature under the Indenture for such Excess PIK Notes until after the Company’s stockholders have authorized sufficient additional shares of the Company’s common stock to permit such conversion.
Insurance Notes
The Company entered into insurance promissory notes for the payment of insurance premiums at an interest rate of 4.99% and 3.27% respectively, with an aggregate principal amount outstanding of approximately $0.0 million and $5.2 million as of September 30, 2019 and December 31, 2018, respectively. The amount outstanding could be substantially offset by the cancellation of the related insurance coverage which is classified in prepaid insurance.

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
The Company’s customer base consists primarily of multi-national and independent oil and natural gas producers. The Company does not require collateral on its trade receivables. For the nine months ended September 30, 2019, the Company's largest customer, five largest customers, and ten largest customers constituted 9.5%, 34.7% and 45.4% of consolidated revenues, respectively. The loss of any one of the Company's top five customers could have a materially adverse effect on the revenues and profits of the Company. Further, the Company's trade accounts receivable are from companies within the oil and natural gas industry and as such the Company is exposed to normal industry credit risks. As of September 30, 2019, the Company's largest customer, five largest customers, and ten largest customers constituted 4.0%, 25.4% and 37.1% of accounts receivable, respectively. The Company continually evaluates its reserves for potential credit losses and establishes reserves for such losses.
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
Self-Insurance
The Company is self-insured under its Employee Group Medical Plan for the first $150 thousand per individual. The Company is self-insured with a retention for the first $250 thousand in general liability. The Company has an additional premium payable clause under its lead $10 million limit excess policy that states in the event a loss exceeds $1 million, a loss additional premium of up to 15% to 17% of paid losses in excess of $1 million will be due. The loss additional premium is payable at the time when the loss is paid and will be payable over a period agreed by insurers. The Company has accrued liabilities totaling $6.3 million and $5.2 million as of September 30, 2019 and December 31, 2018, respectively, for the projected additional premium and self-insured portion of these insurance claims as of the financial statement dates. This accrual includes claims made as well as an estimate for claims incurred but not reported by using third party data and claims history as of the financial statement dates.
Other
The Company is currently undergoing sales and use tax audits for multi-year periods. The Company believes the outcome of these audits will not have a material adverse effect on its results of operations or financial position. Because certain of these audits are in a preliminary stage, an estimate of the possible loss or range of loss cannot reasonably be made.

8. Leases

The Company adopted a comprehensive new lease accounting standard effective January 1, 2019. The details of the significant changes to our accounting policies resulting from the adoption of the new standard are set out below. The Company adopted the standard on a prospective basis using the optional modified retrospective transition method; accordingly, the comparative information as of December 31, 2018 and for the three and nine months ended September 30, 2018 has not been adjusted and continues to be reported under the previous lease standard. Under the new lease standard, assets and liabilities that arise from all leases are required to be recognized on the balance sheet for lessees. Previously, only capital leases, which are now referred to as finance leases, were recorded on the balance sheet.
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
The following tables illustrate the financial impact of the Company's leases as of and for the three and nine months ended September 30, 2019, along with other supplemental information about the Company's leases (in thousands, except years and percentages):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Components of lease expense:
Finance lease cost:
Amortization of right-of-use assets	$1,098	$3,422
Interest on lease liabilities	148	442
Operating lease cost:
Lease expense (1)	458	1,194
Short-term lease cost	590	1,896
Total lease cost	$2,294	$6,954
(1) Includes variable lease costs of $67 thousand and $217 thousand for the three and nine months ended September 30, 2019, respectively.

As of
September 30, 2019
Components of balance sheet:
Operating leases:
Operating lease right-of-use assets (non-current)	$6,701
Current portion of operating lease liabilities	$1,865
Long-term operating lease liabilities, net of current portion	$4,836
Finance leases:
Property and equipment, net	$15,494
Current portion of long-term debt	$4,861
Long-term debt, net of current portion and debt discount	$6,265

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Other supplemental information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$1,048	$3,087
Operating cash flows for finance leases - interest	$148	$442
Financing cash flows for finance leases	$1,436	$3,823
Noncash activities from right-of-use assets obtained in exchange for lease obligations:
Operating leases	$1,242	$7,390
Finance leases	$294	$2,620
Weighted-average remaining lease term:
Operating leases		7.9 years
Finance leases		3.0 years
Weighted-average discount rate:
Operating leases		7.00%
Finance leases		5.19%

The following table summarizes the maturity of the Company's operating and finance leases as of September 30, 2019 (in thousands):

	Operating Leases - Related Party	Operating Leases - Other	Finance Leases
2019	$12	$670	$1,296
2020	27	2,037	5,177
2021	—	1,042	3,840
2022	—	879	1,248
2023	—	749	143
Thereafter	—	3,426	—
Total minimum lease payments	39	8,803	11,704
Less imputed interest	(1)	(2,039)	(578)
Less short-term leases excluded from the balance sheet	—	(101)	—
Total lease liabilities per balance sheet	$38	$6,663	$11,126

The Company adopted ASU 2016-02 on January 1, 2019 as noted above, and as required, the following disclosure is provided for periods prior to adoption. Future annual minimum lease payments and capital lease commitments as of December 31, 2018 were as follows (in thousands):

	Operating Leases - Related Party	Operating Leases - Other	Capital Leases
2019	$30	$2,027	$4,559
2020	30	986	4,334
2021	8	946	3,375
2022	—	781	1,051
2023	—	386	—
Thereafter	—	1,350	—
Total	$68	$6,476	$13,319

9. Share-Based Compensation
Management Incentive Plan
A summary of the Company's share-based compensation expense during the periods presented are as follows (in thousands):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Share based compensation expense recognized	$240	$749

		As of
		September 30, 2019
Unrecognized compensation cost (in thousands)		$1,849
Remaining weighted-average service period (years)		1.92

During the nine months ended September 30, 2019, the Company granted no restricted stock units to officers and employees subject to the Management Incentive Plan. Below is a summary of the unvested restricted stock units.

	Number of Shares	Weighted Average Fair Value
Unvested as of December 31, 2018	329,240	$9.68
Granted	—	$—
Vested	(85,534)	$11.00
Forfeited	(71,990)	$5.14
Unvested as of September 30, 2019	171,716	$11.00

10. Related Party Transactions
The Company incurred related party expenses, primarily related to lease rents, of $0.2 million and $0.3 million during the three months ended September 30, 2019 and 2018, respectively, and $0.7 million and $0.6 million for the nine months ended September 30, 2019 and 2018, respectively.
There was no related party revenue for the three months ended September 30, 2019 and 2018 or for the nine months ended September 30, 2019 and 2018.
There were no related party accounts receivable or accounts payable as of September 30, 2019 or December 31, 2018.
In addition to such related party transactions above, Lawrence “Larry” First, a director of FES Ltd., serves as the Chief Investment Officer and Managing Director of Ascribe Capital LLC, or Ascribe, and Brett G. Wyard, also a director of FES Ltd., serves as a Managing Partner of Solace Capital Partners, or Solace. Ascribe and/or one or more of its affiliates own approximately 23% of the outstanding common stock as of September 30, 2019, and is owed approximately $15.8 million of the aggregate principal amount of the Term Loan Agreement and approximately $28.0 million of the aggregate principle amount of the PIK Notes. Solace and/or one of its affiliates own approximately 17% of the outstanding common stock as of September 30, 2019, and is owed approximately $14.6 million of the aggregate principal amount of the term loan covered by the Term Loan Agreement and approximately $20.9 million of the aggregate principal amount of the PIK Notes. Moreover, an affiliate of Solace and affiliates of Ascribe are parties to certain registration rights agreement by and among the Company and certain stockholders of the Company.

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
The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share amounts):

	Three Months Ended September 30,
	2019	2018
Basic and diluted:
Net loss	$(31,074)	$(6,433)
Weighted-average common shares	5,471	5,368
Basic and diluted net loss per share	$(5.68)	$(1.20)

	Nine Months Ended September 30,
	2019	2018
Basic and diluted:
Net loss	$(53,459)	$(23,728)
Weighted-average common shares	5,453	5,347
Basic and diluted net loss per share	$(9.80)	$(4.44)

There were 171,716 and 274,710 unvested restricted stock units that were not included in the calculation of diluted EPS for the three and nine months ended September 30, 2019 and 2018, respectively, and approximately 103.2 million shares based upon the common stock price at September 30, 2019 related to the potential conversion of the PIK Notes at September 30, 2019 because their effect would have been antidilutive.

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
The following table sets forth certain financial information with respect to the Company’s reportable segments (in thousands):

	Well Servicing	Coiled Tubing	Fluid Logistics	Total
Three Months Ended September 30, 2019
Operating revenues	$23,141	$10,398	$10,655	$44,194
Direct operating costs	19,246	11,865	7,499	38,610
Segment profits (loss)	$3,895	$(1,467)	$3,156	$5,584
Depreciation and amortization	$1,950	$2,334	$2,199	$6,483
Capital expenditures (1)	$1,002	$685	$547	$2,234

Three Months Ended September 30, 2018
Operating revenues	$22,551	$9,624	$15,437	$47,612
Direct operating costs	18,135	7,215	12,079	37,429
Segment profits	$4,416	$2,409	$3,358	$10,183
Depreciation and amortization	$2,515	$1,565	$3,486	$7,566
Capital expenditures (1)	$1,005	$6,573	$914	$8,492

(1) Capital expenditures listed above include all cash and non-cash additions to property and equipment, including finance leases and fixed assets recorded in accounts payable at year-end.

	Three Months Ended September 30,
	2019	2018
Reconciliation of Operating Loss As Reported:
Segment profits	$5,584	$10,183
Less:
Impairment of goodwill	19,222	—
General and administrative expense	5,242	6,545
Depreciation and amortization	6,483	7,566
Operating loss	(25,363)	(3,928)
Other income (expenses), net	(5,688)	(2,473)
Pre-tax loss	$(31,051)	$(6,401)

	Well Servicing	Coiled Tubing	Fluid Logistics	Total
Nine Months Ended September 30, 2019
Operating revenues	$73,653	$43,700	$36,294	$153,647
Direct operating costs	57,766	43,657	26,974	128,397
Segment profits	$15,887	$43	$9,320	$25,250
Depreciation and amortization	$7,375	$8,403	$7,157	$22,935
Capital expenditures (1)	$6,169	$5,834	$2,257	$14,260
Total assets	$72,667	$70,599	$48,742	$192,008
Long lived assets	$55,300	$59,308	$35,303	$149,911

Nine Months Ended September 30, 2018
Operating revenues	$60,620	$21,786	$42,038	$124,444
Direct operating costs	50,099	17,590	33,919	101,608
Segment profits	$10,521	$4,196	$8,119	$22,836
Depreciation and amortization	$7,638	$4,360	$10,383	$22,381
Capital expenditures (1)	$4,184	$12,119	$3,369	$19,672
Total assets	$74,235	$28,742	$64,565	$167,542
Long lived assets	$53,018	$21,266	$49,717	$124,001

(1) Capital expenditures listed above include all cash and non-cash additions to property and equipment, including finance leases and fixed assets recorded in accounts payable at year-end.

	Nine Months Ended September 30,
	2019	2018
Reconciliation of Operating Loss As Reported:
Segment profits	$25,250	$22,836
Less:
Impairment of goodwill	19,222	—
General and administrative expense	17,486	17,341
Depreciation and amortization	22,935	22,381
Operating loss	(34,393)	(16,886)
Other income (expenses), net	(19,093)	(7,264)
Pre-tax loss	$(53,486)	$(24,150)

	September 30, 2019	December 31, 2018
Reconciliation of Total Assets As Reported:
Total reportable segments	$192,008	$243,199
Parent	6,544	13,186
Total assets	$198,552	$256,385

13. Revenue

The following tables show revenue disaggregated by primary geographical markets and major service lines (in thousands):

	Three months ended September 30, 2019
	Well Servicing	Coiled Tubing	Fluid Logistics	Total
Primary Geographical Markets
South Texas	$16,180	$3,845	$5,541	$25,566
East Texas (1)	1,237	—	287	1,524
Central Texas	—	—	2,707	2,707
West Texas	5,724	6,553	2,120	14,397
Total	$23,141	$10,398	$10,655	$44,194

	Three months ended September 30, 2018
	Well Servicing	Coiled Tubing	Fluid Logistics	Total
Primary Geographical Markets
South Texas	$15,524	$4,736	$7,580	$27,840
East Texas (1)	1,630	—	835	2,465
Central Texas	—	—	3,728	3,728
West Texas	5,397	4,888	3,294	13,579
Total	$22,551	$9,624	$15,437	$47,612

(1) Includes revenues from the Company's operations in Pennsylvania.

	Nine months ended September 30, 2019
	Well Servicing	Coiled Tubing	Fluid Logistics	Total
Primary Geographical Markets
South Texas	$52,649	$12,846	$17,748	$83,243
East Texas (1)	3,988	—	1,933	5,921
Central Texas	—	—	8,779	8,779
West Texas	17,016	30,854	7,834	55,704
Total	$73,653	$43,700	$36,294	$153,647

	Nine months ended September 30, 2018
	Well Servicing	Coiled Tubing	Fluid Logistics	Total
Primary Geographical Markets
South Texas	$39,416	$12,378	$20,878	$72,672
East Texas (1)	3,380	—	1,989	5,369
Central Texas	—	—	10,193	10,193
West Texas	17,824	9,408	8,978	36,210
Total	$60,620	$21,786	$42,038	$124,444

(1) Includes revenues from the Company's operations in Pennsylvania.

14. Supplemental Cash Flow Information

	Nine Months Ended September 30,
	2019	2018
Cash paid for
Interest	$3,294	$2,486
Income tax	$—	$—
Supplemental schedule of non-cash investing and financing activities
Change in accounts payable related to capital expenditures	$—	$3,923
Exchange of Bridge Loan for PIK Notes	$47,346	$—
Finance leases on equipment	$2,620	$2,382

15. Recent Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments", or ASU 2016-13, which introduces a new impairment model for financial instruments that is based on expected credit losses rather than incurred credit losses. The new impairment model applies to most financial assets, including trade accounts receivable. The amendments in ASU 2016-13 are effective for interim and annual reporting periods beginning after December 15, 2019 with early adoption permitted for annual periods beginning after December 15, 2018. In May and April 2019, the FASB issued ASU No. 2019-05 and ASU No. 2019-04, "Codification Improvements to Topic 326, Financial Instruments - Credit Losses" which further clarifies the ASU 2016-13. The Company is currently in the process of evaluating the impact of adoption on its consolidated financial statements.
In January 2017, the FASB issued ASU 2017-04, "Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment", or ASU 2017-04, which addresses concerns over the cost and complexity of the two-step goodwill impairment test by removing the second step of the test. An entity will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit's carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The new guidance does not amend the optional qualitative assessment of goodwill impairment. ASU 2017-04 will be effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. During the third quarter of 2019, the Company adopted the guidance contained in ASU No. 2017-04, “Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” which removes the step 2 requirement to perform a hypothetical purchase price allocation to measure goodwill impairment. Goodwill impairment is the amount by which the Company’s single reporting unit carrying value exceeds its fair value, not to exceed the recorded amount of goodwill. To estimate the fair value of the Company’s equity, the Company used both a market approach based on the guideline companies’ method (“Market Comparable Approach”), and an income approach based on a discounted cash flow analysis.
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
We provide a wide range of services to a diverse group of companies. For the nine months ended September 30, 2019, we provided services to 474 companies. John E. Crisp, Steve Macek and our senior management team have cultivated deep and ongoing relationships with these customers during their combined experience of over 40 years in the oilfield services industry.
We conduct our operations through the following three business segments:

•
Well Servicing. Our well servicing segment comprised 47.9% of our consolidated revenues for the nine months ended September 30, 2019. Our well servicing segment utilizes our fleet of well servicing rigs, which at September 30, 2019 was comprised of 139 workover rigs and 7 swabbing rigs and other related assets and equipment. These assets are used to provide (i) well maintenance, including remedial repairs and removal and replacement of downhole production equipment, (ii) well workovers, including significant downhole repairs, re-completions and re-perforations, (iii) completion and swabbing activities, (iv) plugging and abandonment services, and (v) pressure testing of oil and natural gas production tubing and scanning tubing for pitting and wall thickness using tubing testing units.

•
Coiled Tubing. Our coiled tubing segment comprised 28.4% of our consolidated revenues for the nine months ended September 30, 2019.  This segment utilizes our fleet of 14 coiled tubing units, of which 11 are large diameter units (2 3/8” or larger).  These units provide a range of services accomplishing a wide variety of goals including horizontal completions, well bore clean-outs and maintenance, nitrogen services, thru-tubing services, formation stimulation using acid and other chemicals, and other pre- and post-hydraulic fracturing well preparation services.

•
Fluid Logistics. Our fluid logistics segment comprised 23.6% of our consolidated revenues for the nine months ended September 30, 2019. Our fluid logistics segment utilizes our fleet of owned or leased fluid transport trucks and related assets, including specialized vacuum, high-pressure pump and tank trucks, hot oil trucks, frac tanks, fluid mixing tanks, salt water disposal wells and facilities, and related equipment. These assets are used to provide, transport, store, and dispose of a variety of drilling and produced fluids used in, and generated by, oil and natural gas production. These services are required in most workover and completion projects and are routinely used in daily operations of producing wells.

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
Cretic Energy Services, LLC Acquisition
On November 16, 2018, we completed our acquisition of Cretic. Cretic provides coiled tubing services to exploration and production companies in the United States, primarily in the Permian Basin in Texas. The total consideration was approximately $69.1 million in cash. We believe the acquisition significantly enhanced our coiled tubing services and our position in the

Permian Basin. See Note 3 - Acquisition of Cretic Energy Services, LLC to these unaudited condensed consolidated financial statements for further discussion regarding the acquisition of Cretic.
Going forward, we intend to pursue selective, accretive acquisitions of complementary assets, businesses and technologies, and believe we are well positioned to capture attractive opportunities due to our market position, customer relationships and industry experience and expertise.
Factors Affecting Results of Operations
Market Conditions
Commodity prices improved through April 2019 then declined through September 30, 2019 resulting in quarter-end crude oil prices in the mid-50’s. We expect our customers' capital programs to remain comparatively conservative during the remainder of 2019, as the Exploration and Production sector is under pressure to grow within the limits of operating cash flow. This has delayed the demand for completion driven services, such as those offered specifically by our coiled tubing segment. However, we believe continued aging of horizontal wells through 2019 and future periods, and customers choosing to increase production through accretive regular well maintenance in these horizontal wells, will strengthen demand and pricing for our well maintenance services over the next several years.
Below are three charts that provide total U.S. rig counts, total Texas rig counts and WTI oil price trends for the twelve months ended September 30, 2019 and 2018.

Source: Rig counts are per Baker Hughes, Inc. (www.bakerhughes.com). Rig counts are the averages of the weekly rig count activity.

Impact of the Current Market Environment
With the six-month downward trend in oil prices that began in April 2019, drilling and completion activity experienced a decline, resulting in decreased revenues, earnings and lower EBITDA for the three months ended September 30, 2019.
We continue to focus on meeting our customers' expectations and adjusting our cost structure where possible. We are also maintaining our focus on maximizing use of our active operating assets and maintaining cost controls.
Oil and Natural Gas Prices
Demand for well servicing, coiled tubing services and fluid logistics services is generally a function of the willingness of oil and natural gas companies to make operating and capital expenditures to explore for, develop, and produce oil and natural gas, which in turn is affected by current and anticipated levels of oil and natural gas prices. Exploration and production spending is generally categorized as either operating expenditures or capital expenditures. Activities by oil and natural gas companies designed to add oil and natural gas reserves are classified as capital expenditures, and those associated with maintaining or accelerating production, such as workover and fluid logistics services, are categorized as operating expenditures. Operating expenditures are typically more stable than capital expenditures and may be less sensitive to oil and natural gas price volatility. In contrast, capital expenditures for drilling and completion are more directly influenced by current and expected oil and natural gas prices and generally reflect the volatility of commodity prices.
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

Results of Operations

Three Months Ended September 30, 2019 Compared to the Three Months Ended September 30, 2018

The following tables compare our segment operating results for the three months ended September 30, 2019 and 2018 (in thousands):

Revenues
	Three Months Ended September 30,
	2019	% of revenue	2018	% of revenue	$ change	% change
Well Servicing	$23,141	52.4%	$22,551	47.4%	$590	3%
Coiled Tubing	10,398	23.5%	9,624	20.2%	774	8%
Fluid Logistics	10,655	24.1%	15,437	32.4%	(4,782)	(31)%
Total	$44,194		$47,612		$(3,418)	(7)%

Direct Operating Expenses(1)
	Three Months Ended September 30,
	2019	% of segment revenue	2018	% of segment revenue	$ change	% change
Well Servicing	$19,246	83.2%	$18,135	80.4%	$1,111	6%
Coiled Tubing	11,865	114.1%	7,215	75.0%	4,650	64%
Fluid Logistics	7,499	70.4%	12,079	78.2%	(4,580)	(38)%
Total	$38,610		$37,429		$1,181	3%

Segment Profit (Loss) (1)
	Three Months Ended September 30,
	2019	Segment profit (loss) %	2018	Segment profit %	$ change	% change
Well Servicing	$3,895	16.8%	$4,416	19.6%	$(521)	(12)%
Coiled Tubing	(1,467)	(14.1)%	2,409	25.0%	(3,876)	(161)%
Fluid Logistics	3,156	29.6%	3,358	21.8%	(202)	(6)%
Total	$5,584	12.6%	$10,183	21.4%	$(4,599)	(45)%

(1) Excluding general and administrative expenses, depreciation and amortization and impairment.

Revenues
Consolidated Revenues. Consolidated revenues during the three months ended September 30, 2019 decreased as compared to the three months ended September 30, 2018 as a direct result of decreased spending by our customers during this period due to an overall decline in the energy services sector.
Well Servicing. Revenues from our well servicing segment during the three months ended September 30, 2019 increased as compared to the three months ended September 30, 2018 as our well service group was able to modestly expand its utilization, despite the general slow-down between the two quarters.
Coiled Tubing.  Revenues from our coiled tubing segment during the three months ended September 30, 2019 increased as compared to the three months ended September 30, 2018. The increase resulted from the acquisition of Cretic in November of 2018, offset by an overall downturn in the coiled tubing segment.
Fluid Logistics. Revenues from our fluid logistics segment during the three months ended September 30, 2019 decreased as compared to the three months ended September 30, 2018 due to a reduction in trucking hours that followed the sale of certain trucking assets in underperforming yards, partially offset by a slight increase in rentals.
Segment Profit
Well Servicing. Segment profit from our well servicing segment during the three months ended September 30, 2019 decreased as compared to the three months ended September 30, 2018. Although our revenues increased, it was offset by an increase in repairs and maintenance and loss on disposals of assets as management focused on monetizing dormant assets. This resulted in an overall increase in expenses as a percentage of revenues.
Coiled Tubing.  Segment profit from our coiled tubing segment during the three months ended September 30, 2019 decreased as compared to the three months ended September 30, 2018, due to revenue declines and additional personnel and other costs associated with the Cretic acquisition. As a result of the declining revenues we have made reductions in personnel and other non-revenue producing expenses to properly align our revenues and expenses. Based on these cost cutting initiatives we expect our operating costs as a percentage of revenues to be lower resulting in improved segment performance for the remainder of 2019 and 2020.
Fluid Logistics. Segment profit from our fluid logistics segment during the three months ended September 30, 2019 decreased as compared to the three months ended September 30, 2018 due to an increase in direct operating cost as a percentage of revenue, partially offset by a $1.2 million gain on disposal on certain assets sold in the second quarter of 2019.

Operating Expenses
The following tables compares our operating expenses for the three months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,
	2019	2018	$ change	% change
Well servicing direct operating expenses	$19,246	$18,135	$1,111	6%
Coiled tubing direct operating expenses	11,865	7,215	4,650	64%
Fluid logistics direct operating expenses	7,499	12,079	(4,580)	(38)%
General and administrative	5,242	6,545	(1,303)	(20)%
Impairment of goodwill	19,222	—	19,222	100%
Depreciation and amortization	6,483	7,566	(1,083)	(14)%
Total expenses	$69,557	$51,540	$18,017	35%

Well Servicing Direct Operating Expenses. Direct operating expenses for our well servicing segment for the three months ended September 30, 2019 increased as compared to the three months ended September 30, 2018 due to increases in wages, repairs and maintenance, and loss on sale of certain equipment.
Coiled Tubing Direct Operating Expenses.  Direct operating expenses for our coiled tubing segment for the three months ended September 30, 2019 increased as compared to three months ended September 30, 2018 due to an increase in activity and as a percentage of revenues. The higher costs were mainly associated with a $2.8 million allowance for bad debts related to a customer who filed for bankruptcy protection, wages, fuel, equipment rental, and supplies and parts, primarily driven by the Cretic acquisition.
Fluid Logistics Direct Operating Expenses. Direct operating expenses for our fluid logistics segment for the three months ended September 30, 2019 decreased as compared to the three months ended September 30, 2018 mainly due to a gain on the sale of certain fluid logistics equipment, along with a decrease in wages and in settlement and litigation expenses. The overall decrease is related to the exit of certain non-performing yards in the second quarter of 2019.
General and Administrative Expenses. General and administrative expenses for the three months ended September 30, 2019 decreased as compared to three months ended September 30, 2018 due to a decrease in professional fees related to the acquisition of Cretic and compensation, partially offset by $0.6 million in severance payments related to Cretic.
Impairment of Goodwill. We recognized a goodwill impairment charge of $19.2 million at September 30, 2019 as a result of declining cash flows during 2019 and lower than previously forecasted cash flows for the coiled tubing reporting unit. Our forecasted future cash flow declined from prior estimates because we experienced challenging sales trends along with a downturn in the coiled tubing segment.
Depreciation and Amortization. Depreciation and amortization expenses for the three months ended September 30, 2019 decreased as compared to three months ended September 30, 2018 due to approximately $19.5 million of depreciable assets becoming fully depreciated in April 2019, offset in part by depreciation and amortization on the additional assets acquired in the Cretic acquisition in November 2018.
Other Income (Expense)
The following tables compares our other income (expense) for the three months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,
	2019	2018	$ change	% change
Interest income	$16	$1	$15	1,500%
Interest expense	(5,704)	(2,474)	(3,230)	131%
Other income (expense), net	$(5,688)	$(2,473)	$(3,215)	130%

Income tax expense	$23	$32	$(9)	(28)%

Interest Expense. Interest expense for the three months ended September 30, 2019 increased as compared to the three months ended September 30, 2018 due to the additional debt outstanding under the Revolving Loan Agreement and Term Loan Agreement, plus associated amortization of debt discount and deferred financing costs. In addition, the Company incurred significant debt with the acquisition of Cretic, including third party equipment finance leases and the interest and accretion of the new issued PIK Notes for its conversion feature at a 15% premium.
Income Taxes. We recognized income tax expense of $23 thousand for the three months ended September 30, 2019, compared to $32 thousand of income tax expense for the three months ended September 30, 2018. At September 30, 2019, we estimate our gross NOL carryforwards are approximately $92.7 million.

Nine Months Ended September 30, 2019 Compared to the Nine Months Ended September 30, 2018

The following tables compare our segment operating results for the nine months ended September 30, 2019 and 2018 (in thousands):

Revenues
	Nine Months Ended September 30,
	2019	% of revenue	2018	% of revenue	$ change	% change
Well Servicing	$73,653	47.9%	$60,620	48.7%	$13,033	21%
Coiled Tubing	43,700	28.4%	21,786	17.5%	21,914	101%
Fluid Logistics	36,294	23.6%	42,038	33.8%	(5,744)	(14)%
Total	$153,647		$124,444		$29,203	23%

Direct Operating Expenses(1)
	Nine Months Ended September 30,
	2019	% of segment revenue	2018	% of segment revenue	$ change	% change
Well Servicing	$57,766	78.4%	$50,099	82.6%	$7,667	15%
Coiled Tubing	43,657	99.9%	17,590	80.7%	26,067	148%
Fluid Logistics	26,974	74.3%	33,919	80.7%	(6,945)	(20)%
Total	$128,397		$101,608		$26,789	26%

Segment Profit (1)
	Nine Months Ended September 30,
	2019	Segment profit %	2018	Segment profit %	$ change	% change
Well Servicing	$15,887	21.6%	$10,521	17.4%	$5,366	51%
Coiled Tubing	43	0.1%	4,196	19.3%	(4,153)	(99)%
Fluid Logistics	9,320	25.7%	8,119	19.3%	1,201	15%
Total	$25,250	16.4%	$22,836	18.4%	$2,414	11%

(1) Excluding general and administrative expenses, depreciation and amortization and impairment.

Revenues
Consolidated Revenues. Consolidated revenues during the nine months ended September 30, 2019 increased as compared to the nine months ended September 30, 2018 as a direct result of increased spending by our customers during this period and our acquisition of Cretic in November 2018.

Well Servicing. Revenues from our well servicing segment during the nine months ended September 30, 2019 increased as compared to the nine months ended September 30, 2018 due to increased rig hours.
Coiled Tubing.  Revenues from our coiled tubing segment during the nine months ended September 30, 2019 increased as compared to the nine months ended September 30, 2018 due to an increase in coiled tubing unit hours related to the acquisition of Cretic in November of 2018, partially offset by a reduction in hours due to industry slow down.
Fluid Logistics. Revenues from our fluid logistics segment during the nine months ended September 30, 2019 decreased as compared to the nine months ended September 30, 2018 due to a decrease in our trucking hours resulting partially due to the industry slow-down and partially due to the sale of certain trucking assets in underperforming yards.
Segment Profit
Well Servicing. Segment profit from our well servicing segment during the nine months ended September 30, 2019 increased as compared to the nine months ended September 30, 2018 due to an increase in revenues offset by a decrease in expenses as a percentage of revenues due to more efficient use of personnel at higher operating levels.
Coiled Tubing.  Segment profit from our coiled tubing segment during the nine months ended September 30, 2019 decreased as compared to the nine months ended September 30, 2018, due to revenue declines and additional personnel and other costs associated with the Cretic acquisition.  As a result of the declining revenues we have made reductions in personnel and other non-revenue producing expenses to properly align our revenues and expenses.  Based on these cost cutting initiatives we expect our operating costs as a percentage of revenues to be lower resulting in improved segment performance for the remainder of 2019 and 2020.
Fluid Logistics. Segment profit from our fluid logistics segment during the nine months ended September 30, 2019 increased as compared to the nine months ended September 30, 2018 due to a $3.9 million gain on disposal of certain assets sold in 2019, as management monetized dormant assets.
Operating Expenses
The following tables compares our operating expenses for the nine months ended September 30, 2019 and 2018 (in thousands):

	Nine Months Ended September 30,
	2019	2018	$ change	% change
Well servicing direct operating expenses	$57,766	$50,099	$7,667	15%
Coiled tubing direct operating expenses	43,657	17,590	26,067	148%
Fluid logistics direct operating expenses	26,974	33,919	(6,945)	(20)%
General and administrative	17,486	17,341	145	1%
Impairment of goodwill	19,222	—	19,222	100%
Depreciation and amortization	22,935	22,381	554	2%
Total expenses	$188,040	$141,330	$46,710	33%

Well Servicing Direct Operating Expenses. Direct operating expenses for our well servicing segment for the nine months ended September 30, 2019 increased as compared to the nine months ended September 30, 2018 due to increases in repairs and maintenance, supplies and parts, fuel costs and out of town travel, consistent with the increase in revenues.
Coiled Tubing Direct Operating Expenses.  Direct operating expenses for our coiled tubing segment for the nine months ended September 30, 2019 increased as compared to nine months ended September 30, 2018 due to an increase in activity and the Cretic acquisition. The higher costs were mainly associated with a $2.8 million allowance for bad debts related to a customer who filed for bankruptcy protection, wages, equipment rental, supplies and parts and travel.
Fluid Logistics Direct Operating Expenses. Direct operating expenses for our fluid logistics segment for the nine months ended September 30, 2019 decreased as compared to the nine months ended September 30, 2018 mainly due to a gain on the sale of certain fluid logistics equipment, along with a decrease in wages and other operating cost as a result of exiting non-performing yards in 2019.
General and Administrative Expenses. General and administrative expenses for the nine months ended September 30, 2019 increased as compared to nine months ended September 30, 2018 due to a decrease in professional fees related to the acquisition of Cretic partially offset by severance payments related to Cretic of $0.6 million.

Impairment of Goodwill. We recognized a goodwill impairment charge of $19.2 million at September 30, 2019 as a result of declining cash flows during 2019 and lower than previously forecasted cash flows for the coiled tubing reporting unit. Our forecasted future cash flow declined from prior estimates because we experienced challenging sales trends along with a downturn in the coiled tubing segment.
Depreciation and Amortization. Depreciation and amortization expenses for the nine months ended September 30, 2019 increased as compared to nine months ended September 30, 2018 due to the acquisition of Cretic in November 2018.
Other Income (Expense)
The following tables compares our other income (expense) for the nine months ended September 30, 2019 and 2018 (in thousands):

	Nine Months Ended September 30,
	2019	2018	$ change	% change
Interest income	$20	$3	$17	567%
Interest expense	(19,113)	(7,267)	(11,846)	163%
Other income (expense), net	$(19,093)	$(7,264)	$(11,829)	163%

Income tax benefit	$(27)	$(422)	$395	(94)%

Interest Expense. Interest expense for the nine months ended September 30, 2019 increased as compared to the nine months ended September 30, 2018 due to the additional debt outstanding under the Revolving Loan Agreement and Term Loan Agreement, plus associated amortization of debt discount and deferred financing costs. In addition, the Company incurred additional debt with the acquisition of Cretic, including third party equipment finance leases, write-off of certain debt costs with the modification accounting related to the PIK Notes and the accretion of the PIK Notes for its conversion feature at a 15% premium.
Income Taxes. We recognized an income tax benefit of $27 thousand for the nine months ended September 30, 2019, compared to $32 thousand of income tax benefit for the nine months ended September 30, 2018. At September 30, 2019, we estimate our gross NOL carryforwards are approximately $92.7 million.

Adjusted EBITDA
“Adjusted EBITDA” is defined as income (loss) before interest, taxes, depreciation, amortization, gain (loss) on early extinguishment of debt and non-cash stock based compensation, excluding non-recurring items. Management does not include gain (loss) on extinguishment of debt, non-cash stock based compensation or other nonrecurring items in its calculations of Adjusted EBITDA because it believes that such amounts are not representative of our core operations. Further, management believes that most investors exclude gain (loss) on extinguishment of debt, stock based compensation recorded under FASB ASC Topic 718 and other nonrecurring items from customary EBITDA calculations as those items are often viewed as either non-recurring and not reflective of ongoing financial performance or have no cash impact on operations.
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

•	Other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

Reconciliation of Net Income (Loss) to Adjusted EBITDA
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
(in thousands)
Net loss	$(31,074)	$(6,433)	$(53,459)	$(23,728)
Interest income	(16)	(1)	(20)	(3)
Interest expense	5,704	2,474	19,113	7,267
Income tax (benefit) expense	23	32	(27)	(422)
Depreciation and amortization	6,483	7,566	22,935	22,381
Impairment of goodwill	19,222	—	19,222	—
Share-based compensation	240	257	749	755
Acquisition related costs	—	1,703	1,094	2,776
Restructuring expenses	—	—	—	190
Gain on disposal of assets	(2,128)	(360)	(4,565)	(427)
Adjusted EBITDA	$(1,546)	$5,238	$5,042	$8,789

Settlement expenses related to litigation was $0.5 million and $0.7 million for the three months ended September 30, 2019 and 2018, respectively and $2.5 million and $1.6 million for the nine months ended September 30, 2019 and 2018, respectively. We have not included expenses related to settlement of litigation in our Adjusted EBITDA as they are not considered non-recurring.
Liquidity and Capital Resources
Our current and future liquidity is greatly dependent upon our operating results. Our ability to continue to meet our liquidity needs is subject to and will be affected by cash utilized in operations, the economic or business environment in which we operate, weakness in oil and natural gas industry conditions, the financial condition of our customers and vendors, and other factors. Furthermore, as a result of the challenging market conditions we continue to face, for the short term, we anticipate continuing to use net cash in operating activities. We believe that our current reserves of cash and cash equivalents and availability of $6.9 million under our Revolving Loan Agreement are sufficient to finance our cash requirements for current and future operations, budgeted capital expenditures, debt service and other obligations for at least the next twelve months.
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
As of September 30, 2019, we had $6.3 million in cash and cash equivalents and $127.3 million in contractual debt.
The $127.3 million in contractual debt was comprised of $55.4 million under the Term Loan Agreement, $56.8 million under the PIK Notes, $4.0 million under the Revolving Loan Agreement, $11.1 million in finance leases and $0.0 million in insurance notes related to our general liability, workers compensation and other insurance. Of our total debt, $61.7 million was classified as current portion of long-term debt, and $65.7 million was classified as long-term.
Term Loan Agreement
On April 13, 2017, the Company entered into the Term Loan Agreement. FES LLC is the borrower, or the Borrower, under the Term Loan Agreement. The Borrower’s obligations have been guaranteed by FES Ltd. and by TES, CCF and FEI, each direct subsidiaries of the Borrower and indirect subsidiaries of FES Ltd. The Term Loan Agreement, as amended, provided for a term loan of $60.0 million, excluding paid in kind interest. Subject to certain exceptions and permitted encumbrances, the obligations under the Term Loan Agreement are secured by a first priority security interest in substantially all the assets of the Company other than accounts receivable, cash and related assets, which constitute priority collateral under the Revolving Loan Agreement (described below). The Term Loan Agreement has a stated maturity date of April 13, 2021.
Borrowings under the Term Loan Agreement bear interest at a rate equal to five percent (5%) per annum payable quarterly in cash, or the Cash Interest Rate, plus (ii) an initial paid in kind interest rate of seven percent (7%) commencing April 13, 2017 to be capitalized and added to the principal amount of the term loan or, at the election of the Borrower, paid in cash. The paid in kind interest increases by two percent (2%) twelve months after April 13, 2017 and every twelve months thereafter until maturity. Upon and after the occurrence of an event of default, the Cash Interest Rate will increase by two percentage points per annum. During the nine months ended September 30, 2019, $4.7 million of interest was paid in kind. At September 30, 2019, the paid in kind interest rate was 11%.
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
The Revolving Loan Agreement is secured on a first lien basis by substantially all assets of the Company and its subsidiaries, subject to an intercreditor agreement between the Revolver Agent and the Term Loan Agent which provides that the priority collateral for the Revolving Loan Agreement consists of accounts receivable, cash and related assets, and that the other assets of the Company and its subsidiaries constitute priority collateral for the Term Loan Agreement. At September 30, 2019 we had $4.0 million borrowings outstanding, $6.1 million in letters of credit outstanding and availability of $6.9 million.
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
The PIK Notes are redeemable in whole or from time to time in part at the Company’s option at a redemption price equal to the sum of (i) 100.0% of the principal amount of the PIK Notes to be redeemed and (ii) accrued and unpaid interest thereon to, but excluding, the redemption date, which amounts may be payable in cash or in shares of the Company’s common stock, (subject to limitations, if any, in the documentation governing the Company’s senior indebtedness). If redeemed for the Company’s common stock the holder will receive a number of shares of the Company’s common stock calculated based on the Fair Market Value of a share of the Company’s common stock at such time, in each case less a 15% discount per share. The 15% discount represents an implied conversion premium at issuance which will be settled in common stock at the date of conversion.  As such, the face value of the PIK Notes will be accreted to the settlement amount at June 30, 2020.  For the three and nine months ended September 30, 2019, the Company recorded $1.8 million and $4.2 million, respectively in interest expense related to the accretion of the conversion premium.
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
Effective November 14, 2019, each of Ascribe Capital LLC and Solace Capital Partners LP, on behalf of each of their funds that is a holder of PIK Notes issued under the Indenture which in the aggregate hold $48.9 million of face value of the PIK Notes, agreed to extend the maturity date under the Indenture to November 30, 2020 of those  PIK Notes, the Excess PIK Notes, for which there are not at June 30, 2020 sufficient authorized shares of common stock of the Company to effect the mandatory conversion of the Excess PIK Notes, after giving effect to the conversion of PIK Notes held by other holders of PIK Notes who have not agreed to a maturity date extension or conversion deferral.  Each also agreed to defer the mandatory conversion feature under the Indenture for such Excess PIK Notes until after the Company’s stockholders have authorized sufficient additional shares of the Company’s common stock to permit such conversion.
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

	Nine months ended September 30,
	2019	2018
Net cash provided by (used in) operating activities	$8,246	$(1,985)
Net cash provided by (used in) investing activities	2,360	(10,683)
Net cash used in financing activities	(12,421)	(1,494)
Net decrease in cash, cash equivalents and cash - restricted	(1,815)	(14,162)
Cash, cash equivalents and cash - restricted
Beginning of period	8,156	35,480
End of period	$6,341	$21,318

Cash flows provided by operating activities for the nine months ended September 30, 2019 increased as compared to the nine months ended September 30, 2018. The increase resulted from working capital needs related to accounts receivable, accounts payable and accrued liabilities.
Cash flows provided by investing activities for the nine months ended September 30, 2019 increased as compared to the nine months ended September 30, 2018. The increase is related to proceeds from the sale of certain assets and insurance proceeds from assets for which there was a casualty loss.
Cash flows from financing activities were $(12.4) million and $1.5 million for the nine months ended September 30, 2019 and 2018, respectively. During the nine months ended September 30, 2019 we borrowed $4.0 million on the Revolving Loan Agreement and made $12.6 million principal payments on our Term Loan Agreement.
Capital Expenditures
Capital expenditures, including assets acquired with finance leases, for the nine months ended September 30, 2019 and 2018 were additions of $14.2 million and $19.1 million, respectively. Additions to our fluid logistics segment were primarily purchases of vacuum trucks and light trucks. Additions to our well servicing segment were for well service equipment and light trucks. Additions to our coiled tubing segment were for light trucks and pumping and support.
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
Critical Accounting Policies and Estimates
The preparation of our condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the dates of the financial statements and the reported amounts of revenue and expenses during the applicable reporting periods. On an ongoing basis, management reviews its estimates, particularly those related to depreciation and amortization methods and useful lives and impairment of long-lived assets, using currently available information. Changes in facts and circumstances may result in revised estimates, and actual results could differ from those estimates. There have been no material changes to the critical accounting policies and estimates set forth in Item 7 in our Annual Report on Form 10-K for the year ended December 31, 2018, except for the application of ASU No. 2016-02 which created FASB ASC Topic 842, "Leases" to our accounting and financial reporting activities and the adoption of ASU No. 2017-04 "Intangibles - Goodwill and Other" ASC Topic 350". See Note 5 - Goodwill and Other Intangible Assets and Note 8 - Leases.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the market risk disclosures set forth in Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Security and Exchange Commission, or the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2019, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures over financial reporting were effective.
Changes in Internal Control over Financial Reporting
On January 1, 2019, we adopted ASC 842, Leases. Although the new lease standard did not have a material impact on our condensed consolidated financial statements, we nevertheless implemented changes to our processes related to leases and the control activities within them.
There was no change in our internal control over financial reporting (as defined in Rules 13-a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

There are no pending material legal proceedings, and the Company is not aware of any material threatened legal proceedings, to which the Company is a party or to which its property is subject that would have a material adverse effect on the Company's financial statements as of September 30, 2019.

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

10.15*	—	Extension and Deferral Agreement dated November 14, 2019 by and among Forbes Energy Services Ltd and certain PIK Note holders.
31.1*	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).
31.2*	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).
32.1*	—	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	—	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	—	Interactive Data Files
 _________________________

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORBES ENERGY SERVICES LTD.

November 14, 2019	By:	/s/ JOHN E. CRISP
John E. Crisp Chairman, Chief Executive Officer and President (Principal Executive Officer)

November 14, 2019	By:	/S/ L. MELVIN COOPER
L. Melvin Cooper Senior Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)