Form 10-K
period 2019-12-31
Forbes Energy Services Ltd.
filed 2020-03-23
CIK 1434842

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________________
Form 10-K
____________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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

None
Securities registered pursuant to Section 12(g) of the Act:
Title of Each Class
Common Stock, $0.01 par value
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  ☐  Yes    ☒  No
The aggregate market value of the stock held by non-affiliates of the registrant as of June 28, 2019, the last business day of the most recently completed second fiscal quarter, was approximately $2.5 million (based on a closing price of $2.25 per share and approximately 1.1 million shares held by non-affiliates).
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court ☒ Yes    ☐  No
As of March 16, 2020, there were 5,522,822 shares outstanding of the registrant’s common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive 2020 proxy statement, anticipated to be filed with the Securities and Exchange Commission within 120 days after the close of the Registrant's fiscal year are incorporated by reference into Part III of this Annual Report on Form 10-K.

FORBES ENERGY SERVICES LTD. AND SUBSIDIARIES

i

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K includes certain forward-looking statements within the meaning of the federal securities laws. You can generally identify forward-looking statements by the appearance in such a statement of words like “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project” or “should” or other comparable words or the negative of these words. When you consider our forward-looking statements, you should keep in mind the risk factors we describe and other cautionary statements we make in this Annual Report on Form 10-K. Our forward-looking statements are only predictions based on expectations that we believe are reasonable. Our actual results could differ materially from those anticipated in, or implied by, these forward-looking statements as a result of known risks and uncertainties set forth below and elsewhere in this Annual Report on Form 10-K. These factors include or relate to the following:

•	the outcome of a vote by our stockholders on the merger proposal described in Note 20 to the consolidated financial statements;

•	satisfaction of the conditions required and successful completion of the merger proposal;

•	the effect of the continuing industry-wide downturn in and the cyclical nature of, energy exploration and development activities;

•	continuing incurrence of operating losses due to such downturn;

•	oil and natural gas commodity prices;

•	market response to global demands to curtail use of oil and natural gas;

•	capital budgets and spending by the oil and natural gas industry;

•	the ability or willingness of the Organization of Petroleum Exporting Countries, or OPEC, to set and maintain production levels for oil;

•	oil and natural gas production levels by non-OPEC countries;

•	supply and demand for oilfield services and industry activity levels;

•	our ability to maintain stable pricing;

•	the impact on our markets of the outbreak of epidemic or pandemic disease, including COVID-19

•	possible impairment of our long-lived assets;

•	potential for excess capacity;

•	competition;

•	substantial capital requirements;

•	significant operating and financial restrictions under our loan and security agreement which provides for a term loan, or the Term Loan Agreement, excluding paid-in-kind interest;

•	technological obsolescence of operating equipment;

•	dependence on certain key employees;

•	concentration of customers;

•	substantial additional costs of compliance with reporting obligations, the Sarbanes-Oxley Act, Term Loan Agreement, Revolving Loan Agreement and the 5% Subordinated Convertible PIK Notes covenants;

•	seasonality of oilfield services activity;

•	collection of accounts receivable;

•	environmental and other governmental regulation;

•	the potential disruption of business activities caused by the physical effects, if any, of climate change;

•	risks inherent in our operations;

•	ability to fully integrate future acquisitions;

•	variation from projected operating and financial data;

•	variation from budgeted and projected capital expenditures;

ii

•	volatility of global financial markets; and

•	the other factors discussed under “Risk Factors” beginning on page 10 of this Annual Report on Form 10-K.
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

iii

PART I

Item 1.Business
Overview
Forbes Energy Services Ltd., or FES Ltd., is an independent oilfield services contractor that provides a wide range of well site services to oil and natural gas drilling and producing companies to help develop and enhance the production of oil and natural gas. These services include well maintenance, completion services, workovers and recompletions, plugging and abandonment, tubing testing, fluid hauling and fluid disposal. Our operations are concentrated in the major onshore oil and natural gas producing regions of Texas, with an additional location in Pennsylvania. We believe that our broad range of services, which extends from initial drilling, through production, to eventual abandonment, is fundamental to establishing and maintaining the flow of oil and natural gas throughout the life cycle of our customers’ wells. Our headquarters and executive offices are located at 3000 South Business Highway 281, Alice, Texas 78332. We can be reached by phone at (361) 664-0549.
As used in this Annual Report on Form 10-K, the “Company,” “we,” and “our” mean FES Ltd. and its subsidiaries, except as otherwise indicated.
On January 22, 2017, FES Ltd. and its then domestic subsidiaries (collectively, the "Debtors"), as predecessors to the Company, filed voluntary petitions, or the Bankruptcy Petitions, for reorganization under chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Texas-Corpus Christi Division, or the Bankruptcy Court, pursuant to the terms of a restructuring support agreement that contemplated the reorganization of the Debtors pursuant to a prepackaged plan of reorganization, as amended and supplemented, the Plan. On March 29, 2017, the Bankruptcy Court entered an order confirming the Plan. On April 13, 2017, or the Effective Date, the Plan became effective pursuant to its terms and the Debtors emerged from their chapter 11 cases. We applied fresh start accounting upon emergence from bankruptcy on the Effective Date, which resulted in the Company becoming a new entity for financial reporting purposes. The effects of the Plan and the application of fresh start accounting are reflected in our consolidated financial statements from and after the Effective Date.
On November 16, 2018, we completed our acquisition of Cretic Energy Services, LLC (Cretic). Cretic provides coiled tubing services to E&P companies in the United States, primarily in the Permian Basin in Texas. The total consideration we paid for this acquisition was approximately $69.1 million in cash. We funded the Cretic acquisition with $50.0 million in proceeds from our Bridge Loan, $10.0 million addition to our Term Loan Agreement and cash on hand. We believe this acquisition has significantly enhanced our coiled tubing services and our position in the Permian Basin. See Note 5 - Acquisition of Cretic Energy Services, LLC to our Consolidated Financial Statements included in this Annual Report on Form 10-K for further discussion regarding the acquisition of Cretic.
On December 18, 2019, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Superior Energy Services, Inc., a Delaware corporation (“Superior”), New NAM, Inc., a Delaware corporation and a newly formed, wholly owned subsidiary of Superior (“NAM”), Spieth Newco, Inc., a Delaware corporation and a newly formed, wholly owned subsidiary of the Company (“Newco”), Spieth Merger Sub, Inc., a Delaware corporation and a newly formed, wholly owned subsidiary of Newco (“NAM Merger Sub”), and Fowler Merger Sub, Inc., a Delaware corporation and a newly formed, wholly owned subsidiary of Newco (“Fowler Merger Sub”). Upon the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the transactions contemplated in the Merger Agreement, NAM Merger Sub will merge with and into NAM (the “NAM Merger”) and Forbes Merger Sub will merge with and into the Company (the Forbes Merger, and together with the NAM Merger, the “Mergers”), with each of NAM and the Company continuing as surviving entities and wholly owned subsidiaries of Newco.
The Merger Agreement, and the transactions contemplated thereby, have been approved by the Company’s board of directors, the special committee of the Company’s board of directors, and the Superior board of directors. Newco filed a preliminary proxy statement/prospectus on February 13, 2020. In connection with the Merger Agreement, certain stockholders of the Company, including Ascribe Capital LLC and its affiliates (the “Ascribe Entities”) and Solace Capital Partners, L.P. (“Solace”), entered into voting and support agreements. The Company stockholders that are party to the voting agreements have committed to vote the shares of the Company’s common stock they beneficially own in favor of the adoption of the Merger Agreement and any other matters necessary for the consummation of the transaction contemplated by the Merger Agreement. The Ascribe Entities and Solace will beneficially own approximately 51% of the outstanding common stock of the Company as of the record date for the special meeting of the Company’s stockholders. As a result, the Ascribe Entities and Solace will have the ability to approve the Merger Agreement without the vote of any other stockholder.
The Mergers are expected to close in the second quarter of 2020, subject to the satisfaction or waiver of customary closing conditions, including approval of the Merger Agreement by the Company’s stockholders and satisfaction of certain financing conditions.

We provide a wide range of services to a diverse group of companies. For the year ended December 31, 2019, we provided services to 504 companies. John E. Crisp, Steve Macek and our senior management team have cultivated deep and ongoing relationships with these customers during their average experience of over 35 years in the oilfield services industry.
We conduct our operations through the following three business segments:

•
Well Servicing. Our well servicing segment comprised 48.5% and 45.9% of our consolidated revenues for the years ended December 31, 2019 and 2018, respectively. Our well servicing segment utilizes our fleet of well servicing rigs, which at December 31, 2019 was comprised of 134 workover rigs and 7 swabbing rigs and other related assets and equipment. These assets are used to provide (i) well maintenance, including remedial repairs and removal and replacement of downhole production equipment, (ii) well workovers, including significant downhole repairs, re-completions and re-perforations, (iii) completion and swabbing activities, (iv) plugging and abandonment services, and (v) pressure testing of oil and natural gas production tubing and scanning tubing for pitting and wall thickness using tubing testing units.

•
Coiled Tubing. Our coiled tubing segment comprised 27.8% and 21.9% of our consolidated revenues for the years ended December 31, 2019 and 2018, respectively. This segment utilizes our fleet of 14 coiled tubing units, of which 11 are large diameter units (2 3/8” or larger).  These units provide a range of services accomplishing a wide variety of goals including horizontal completions, well bore clean-outs and maintenance, nitrogen services, thru-tubing services, formation stimulation using acid and other chemicals, and other pre- and post-hydraulic fracturing well preparation services.

•
Fluid Logistics. Our fluid logistics segment comprised 23.7% and 32.2% of our consolidated revenues for the years ended December 31, 2019 and 2018, respectively. Our fluid logistics segment utilizes our fleet of owned or leased fluid transport trucks and related assets, including specialized vacuum, high-pressure pump and tank trucks, hot oil trucks, frac tanks, fluid mixing tanks, salt water disposal wells and facilities, and related equipment. These assets are used to provide, transport, store, and dispose of a variety of drilling and produced fluids used in, and generated by, oil and natural gas production. These services are required in most workover and completion projects and are routinely used in daily operations of producing wells.

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
The following table summarizes the number of locations and major components of our equipment fleet at December 31, 2019:

December 31, 2019
Locations	22
Well Servicing Segment:
Workover rigs	134
Swabbing rigs	7
Other heavy trucks	12
Tubing testing units	7
Coiled Tubing Segment:
Coiled tubing units	14
Fluid Logistics Segment:
Vacuum trucks	103
Other heavy trucks	53
Frac and fluid mixing tanks	2,534
Salt water disposal wells (1)	11

(1)
At December 31, 2019, the 11 salt water disposal wells were subject to verbal or written ground leases or other operating arrangements with third parties. The above well count does not include one well that has been permitted and drilled but has not been completed.

Corporate Structure
FES Ltd. was initially organized as a Bermuda exempt company on April 9, 2008. On August 12, 2011, FES Ltd. discontinued its existence as a Bermuda entity and converted into a Texas corporation, or the Texas Conversion. FES Ltd. has been and is the holding company for all of our operations. Forbes Energy Services LLC, or FES LLC, a Delaware limited liability company, is a wholly-owned subsidiary of FES Ltd. that acts as an intermediate holding company for our direct and indirect wholly-owned operating companies that have conducted our business historically: C.C. Forbes, LLC, or CCF, TX Energy Services, LLC, or TES, Forbes Energy International, LLC, or FEI, and since its acquisition effective November 16, 2018, Cretic Energy Services LLC, or CES.
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

•
High Level of Customer Retention. Our top customers include many of the largest integrated and independent oil and natural gas companies operating onshore in the United States. We believe that our success comes from growing in our existing markets with existing customers due to the quality of our well servicing rigs, our personnel, and our safety record. We believe members of our senior management team have maintained excellent working relationships with our top customers in the United States with their combined experience in the oilfield services industry. We believe the complementary nature of our three business segments also helps us to retain customers because of the efficiency we offer a customer with multiple needs at the wellsite. Notably, approximately 69% of our total revenues for the year ended December 31, 2019 were from customers that utilize services in at least two of our business segments. Further, by having multiple service offerings that span the life cycle of the well, we believe that we have a competitive advantage over smaller competitors offering more limited services.

•
Industry-Leading Safety Record. During the year ended December 31, 2019, we had approximately 2.2% fewer reported incidents than the industry average as published by the Bureau of Labor Statistics. We believe that our safety record and reputation are critical factors to purchasing and operations managers in their decision-making process. We have a strong safety culture based on our training programs and safety seminars for our employees and customers. For example, for several years, members of our senior management have played an integral part in joint safety training meetings with customer personnel.

•
Experienced Senior Management Team and Operations Staff. Our executive operations management team of John E. Crisp and Steve Macek have an average of 35 years each of experience within the oilfield services industry. In addition, our next level of management, which includes our division, regional and location managers, has an average of over 25 years of experience in the industry.

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

Description of Business Segments
Well Servicing Segment
Our fleet of 141 well servicing rigs was comprised of 134 workover rigs and 7 swabbing rigs, as of December 31, 2019 and located in 9 areas across Texas plus 1 in Pennsylvania. This fleet allows us to provide a comprehensive offering of well services to oil and natural gas companies, including completions of newly drilled oil and natural gas wells, wellbore maintenance, workovers and recompletions, tubing testing, and plugging and abandonment services. As a result of the downturn, 28 and 81 rigs were stacked at December 31, 2019 and 2018, respectively.
Our well servicing rig fleet has an average age of less than twelve years. As part of our operational strategy, we enhanced our design specifications to improve the operational and safety characteristics of our well servicing rigs compared with some of the older well servicing rigs operated by others in the industry. These include increased derrick height and weight ratings and increased mud pump horsepower. We believe these enhanced features translate into increased demand for our equipment and services along with better pricing for our equipment and personnel. In addition, we augment our well servicing rig fleet with auxiliary equipment, such as mud pumps, power swivels, mud plants, mud tanks, blow-out preventers, lighting plants, generators, pipe racks, and tongs, which results in incremental rental revenue and increases financial performance of a typical well servicing job.
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

Coiled Tubing Segment
Our fleet of 14 coiled tubing units is comprised of 11 large diameter units (2 3/8” and larger) and three smaller diameter units.  Seven of the large diameter units were acquired with the acquisition of Cretic as disclosed in Note 5 - Acquisition of Cretic Energy Services, LLC. Our high capacity fleet can accommodate optimally designed work strings that are the size and length to efficiently meet the long lateral requirements in the most challenging well bores. The units are utilized in a wide range of well completion and intervention operations. The services offered are customized to the customer's job specific requirements. Our coiled tubing fleet has an average age of less than 8 years.
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

Fluid Logistics Segment
Our fluid logistics segment provides an integrated array of oilfield fluid sales, transportation, storage, and disposal services that are required on most workover, drilling, and completion projects and are routinely used in daily operations of producing wells by oil and natural gas producers. We have a substantial operational footprint with 12 fluid logistics locations across Texas as of December 31, 2019, and an extensive fleet of transportation trucks, high-pressure pump trucks, hot oil trucks, frac tanks, fluid mixing tanks and salt water disposal wells. This combination of services enables us to provide a one-stop source for oil and natural gas companies. Although there are some large operators in our areas with whom we compete, we believe that the vast majority of our smaller competitors in this segment can provide some, but not all, of the equipment and services required by customers, thereby requiring our customers to use several companies to meet their requirements and increasing their administrative burden. In addition, by pursuing an integrated approach to service, we experience increased asset utilization rates, as multiple assets are usually required to service a customer.
We provide the following services in our fluid logistics segment:

•
Fluid Hauling. As of December 31, 2019, we owned 103 fluid service vacuum trucks, trailers, and other hauling trucks equipped with a fluid hauling capacity of up to 150 barrels per unit, with most of the units having a capacity of 130 barrels. As a result of the industry downturn, 17 trucks and trailers were stacked at December 31, 2019. Each fluid service truck unit is equipped to pump fluids from or into wells, pits, tanks, and other on-site storage facilities. The majority of our fluid service truck units are also used to transport water to fill frac tanks on well locations, including frac tanks provided by us and others, to transport produced salt water to disposal wells, including injection wells owned and/or operated by us, and to transport drilling and completion fluids to and from well locations. In conjunction with frac tank rentals, we use fluid service trucks to transport water for use by our customers in fracturing operations. Following completion of fracturing operations by our customers, our fluid service trucks are used to transport the flowback produced as a result of the fracturing operations from the wellsite to disposal wells. We also operate several hot oil trucks which are capable of providing heated water and oil for use in well and pipe maintenance.

•
Disposal Services. Most oil and natural gas wells produce varying amounts of salt water throughout their productive lives. Under Texas law, oil and natural gas waste and salt water produced from oil and natural gas wells are required to be disposed of in authorized facilities, including permitted salt water disposal wells. Disposal, or injection, wells are licensed by state authorities and are completed in permeable formations below the fresh water table. As of December 31, 2019, we operated 11 disposal wells in 10 locations across Texas, with an aggregate injection capacity of approximately 101,000 barrels per day. The wells are permitted to dispose of salt water and incidental non-hazardous oil and natural gas wastes throughout our operational bases in Texas. It is our intent to locate salt water disposal wells in close proximity to the producing wells of our customers. Although, in the normal course of production development, it is not uncommon for drilling and production activity to migrate closer to or farther away from our disposal wells. We maintain separators at all of our disposal wells that permit us to reclaim residual crude oil that we sell.

•
Equipment Rental. As of December 31, 2019, we owned a fleet of 2,534 fluid storage tanks that can store up to 500 barrels of fluid each. This equipment is used by oilfield operators to store various fluids at the wellsite, including fresh water, brine and acid for frac jobs, flowback, temporary production, and drilling fluids. We transport the tanks with our trucks to well locations that are usually within a 75-mile radius of our nearest location. Frac tanks are used during all phases of the life of a producing well. A typical fracturing operation conducted by a customer can be completed within four days using five to 40 or more frac tanks. Average age of our equipment is approximately eight years.

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
In addition, the oil and natural gas industry has traditionally been volatile and is influenced by a combination of long-term, short-term and cyclical trends, including the domestic and international supply and demand for oil and natural gas, current and expected future prices for oil and natural gas and the perceived stability and sustainability of those prices. This volatility has increased in recent periods, including the recent outbreak of COVID-19. Such cyclical trends also include the resultant levels of cash flows generated and allocated by exploration and production companies to their drilling, completion and workover budget.
Sales Organization
Our sales structure is primarily decentralized where each of our business regions cultivates and maintains relationships with customer representatives who manage operations in their respective regions. At the regional level, management maintains relationships with key personnel in the operators' branch or division offices and in each business unit function. In the field, regional managers, yard managers and supervisors are the primary point of contact for sales to operator field representatives. At the corporate level, our Chief Executive Officer and Director of Business Development work with account managers who are assigned to our larger customers, act as liaison between customer contacts, including purchasing managers and the appropriate contacts within each function of the Forbes organization. Sales representatives typically serve multiple roles and in that way are involved in most aspects of the sales cycle, from order fulfillment to billing. Our customers represent both large and small independent oil and natural gas companies that are largely managed at the field level, and depending on the structure, have corporate procurement groups also coordinating supply chain decisions. These corporate procurement groups are the primary focus of our designated sales personnel. We cross-market our well servicing rigs, coiled tubing units and our fluid logistics services, thereby offering our customers the ability to minimize vendors, which we believe improves the efficiency of our customers. This is demonstrated by the fact that approximately 69% of our revenues for the year ended December 31, 2019 were from customers that utilized services of two or more of our business segments.
Employees
As of December 31, 2019, we had 786 employees.
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
Customers
We served 504 customers for the year ended December 31, 2019. For the year ended December 31, 2019, our largest customer comprised approximately 10% of our total revenues; our five largest customers comprised approximately 36% of our total revenues; and our ten largest customers comprised approximately 45% of our total revenues. During the year ended December 31, 2019, our largest customer Chesapeake Energy comprised approximately 10% of our total revenues, respectively. The loss of our largest customer or of several of the customers in the top ten would materially adversely affect our revenues and results of operations. There can be no assurance that lost revenues could be replaced in a timely manner or at all.
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
Insurance
Our operations are subject to risks inherent in the oilfield services industry, such as equipment defects, malfunctions, failures and natural disasters. In addition, hazards such as unusual or unexpected geological formations, pressures, blow-outs, fires or other conditions may be encountered in drilling and servicing wells, as well as the transportation of fluids and our assets between locations. We have obtained insurance coverage against certain of these risks which we believe is customary in the industry. We have $100 million of liability coverage. Our general liability policy is self-insured up to $2 million for each occurrence. We also make estimates and accrue for amounts related to deductibles or self-insured retentions. Such insurance is subject to coverage limits and exclusions and may not be available for all of the risks and hazards to which we are exposed. In addition, no assurance can be given that such insurance will be adequate to cover our liabilities or will be generally available in the future or, if available, that premiums will be commercially justifiable. If we incur substantial liability and such damages are not covered by insurance or are in excess of policy limits, or if we incur such liability at a time when we are not able to obtain liability insurance, our business, results of operations, and financial condition could be materially and adversely affected.
Environmental Regulations
Our operations are subject to various federal, state and local laws and regulations in the United States pertaining to health, safety, and the environment. Laws and regulations protecting the environment have become more stringent over the years, and in certain circumstances may impose strict, joint and several liability, rendering us potentially liable for environmental damage without regard to negligence or fault on our part and for environmental response costs for which others have contributed. Moreover, cleanup costs, penalties, and other damages arising as a result of new, or changes to existing environmental laws and regulations could be substantial and could have a material adverse effect on our financial condition, results of operations, and cash flows. We believe that we conduct our operations in substantial compliance with current federal, state, and local requirements related to health, safety and the environment. There were no known material environmental liabilities at December 31, 2019 and 2018.
The following is a summary of the more significant existing environmental, health, and safety laws and regulations to which our operations are subject and for which compliance may have a material adverse effect on our results of operation or financial position. See Item 1A of this Annual Report for further details on the following: Risk Factors— Due to the nature of our business, we may be subject to environmental liability.
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
Air Emissions
Our facilities and operations are also subject to regulation under the Clean Air Act (CAA) and analogous state and local laws and regulations for air emissions. Changes in and scheduled implementation of these laws could lead to the imposition of new air pollution control requirements for our operations. Therefore, we may incur future capital expenditures to upgrade or modify air pollution control equipment or come into compliance where needed. The EPA promulgated new source performance standards regulating methane emissions from the oil and gas sector in June 2016. These regulations require a reduction in methane emissions from new and modified infrastructure and equipment in the oil and gas sector, including the drilling of new wells, by up to 45% from 2012 levels by the year 2025. The Trump Administration has rolled back the methane standards in 2019. We believe that our operations are in substantial compliance with CAA requirements.
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
Available Information
Information regarding Forbes Energy Services Ltd. and its subsidiaries can be found on our website at http://www.forbesenergyservices.com. We make available on our website, free of charge, access to our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and amendments to the foregoing, as well as other documents that we file or furnish to the Securities and Exchange Commission, or the SEC, in accordance with Sections 13 or 15(d) of the Exchange Act as soon as reasonably practicable after these reports have been electronically filed with, or furnished to, the SEC. We also post copies of any press releases we issue on our website. We intend to use our website as a means of disclosing material non-public information and for complying with disclosure obligations under Regulation FD. Such disclosures will be included on our website under the heading “Investor Relations.” Accordingly, investors should monitor such portion of our website, in addition to following our press releases, SEC filings and public conference calls and webcasts. Information filed with the SEC may be read or copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information on operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet website (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically. Our Third Amended and Restated Employee Code of Business Conduct and Ethics (which applies to all employees, including our Chief Executive Officer and Chief Financial Officer), Second Amended and Restated Code of Business Conduct and Ethics for Members of the Board of Directors (the "Board") and the charters for our Audit, Nominating/Corporate Governance and Compensation Committees, can all be found on the Investor Relations page of our website under “Corporate Governance.” We intend to disclose any changes to or waivers from the Third Amended and Restated Employee Code of Business Conduct and Ethics that would otherwise be required to be disclosed under Item 5.05 of Form 8-K on our website. We will also provide printed copies of these materials to any shareholder upon request to Forbes Energy Services Ltd., Attn: Chief Financial Officer, 3000 South Business Highway 281, Alice, Texas 78332. The information on our website is not, and shall not be deemed to be, a part of this report or incorporated into any other filings we make with the Commission.

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
RISKS RELATING TO THE FORBES MERGER
There can be no assurances when or if the Mergers will be completed.
Although we expect to complete the Mergers in the second quarter of 2020, there can be no assurances as to the exact timing of completion of the Mergers or that the Mergers will be completed at all. The completion of the Mergers is subject to customary approvals and conditions, many of which are outside of our control. Furthermore, there can be no assurance that the conditions required to complete the Mergers will be satisfied or waived on the anticipated schedule, or at all. If the Merger Agreement is terminated under certain circumstances, we may be obligated to pay Superior a termination fee.
Company stockholders will experience a reduction in percentage ownership and voting power in Newco as a result of the Mergers.
Company stockholders will experience a substantial reduction in their percentage ownership interests and effective voting power in respect of Newco relative to their percentage ownership interests in the Company prior to the Mergers. Consequently, Company stockholders should expect to exercise less influence over the management and policies of Newco following the Mergers than they currently exercise over the management and policies of the Company.
The Forbes Merger may trigger certain “change of control” provisions and other restrictions in contracts of the Company and the failure to obtain any required consents or waivers could adversely impact Newco.
Certain agreements of the Company will or may require the consent or waiver of one or more counterparties in connection with the Forbes Merger. The failure to obtain any such consent or waiver may permit such counterparties to terminate, or otherwise increase their rights or the Company’s obligations under, any such agreement because the Forbes Merger may violate an anti-assignment, change of control or similar provision relating to any of such transactions. If this occurs, the Company may have to seek to replace that agreement with a new agreement or seek an amendment to such agreement. The Company cannot assure you that it will be able to replace or amend any such agreement on comparable terms or at all. If any such agreement is material, the failure to obtain consents, amendments or waivers under, or to replace on similar terms or at all, any of these agreements could adversely affect the financial performance or results of operations of Newco following the Mergers.
If the Mergers do not close, Forbes will not benefit from the expenses incurred in its pursuit.
The Mergers may not be completed. If the Mergers are not completed, the Company will have incurred substantial expenses for which no ultimate benefit will have been received. The Company has incurred out-of-pocket expenses in connection with the Mergers for investment banking, legal and accounting fees and other related charges, much of which will be incurred even if the Mergers are not completed.
The termination of the Merger Agreement, or failure to otherwise complete the Mergers, could negatively impact the Company, including impairing its ability to continue as a going concern.
If the Merger Agreement is terminated, or the Company fails to complete the Mergers, there may be various consequences, including that the Company’s business may have been adversely impacted by the failure to pursue other beneficial opportunities due to the focus of management on the Mergers, without realizing any of the anticipated benefits of completing the transaction.
The Company has incurred substantial net losses and losses from operations for the years ended December 31, 2019 and 2018. As of December 31, 2019, the Company had cash and cash equivalents of approximately $5.2 million and positive working capital of approximately $9.2 million, after taking into account that the mandatorily convertible notes of $58.6 million will not result in a cash settlement. While the Company has access to a working capital facility that is based on the Company’s accounts receivable, as of December 31, 2019, only $4.1 million was available to borrow under such facility. The Company’s Revolving Loan is also due January 2021. Recent negotiations to extend the maturity date have not been successful and there can be no assurance that the Company will be able to negotiate an extension on the current Revolving Loan or have sufficient funds to repay such obligations when they come due. In addition, the Company has outstanding $58.6 million of mandatorily convertible PIK notes due November 30, 2020 (the “PIK Notes”), but does not at present have sufficient authorized common share capital to fully convert the PIK Notes upon maturity or other mandatory conversion event, such as change in control. In addition, the Company may not have access to other sources of external capital on reasonable terms or at all. We also expect to experience continued volatility in market demand which create normal oil and gas price fluctuations as well as external market pressures due to effects of global health concerns such as the recent outbreak of COVID-19 and the precipitous decline in oil prices that are not within our control. As a result of these and other factors, there is substantial doubt that the Company will be able to continue as a going concern. If the Mergers are not completed, these concerns will be heightened, and there can be no assurance that alternative strategic plans will provide sufficient liquidity for the Company to continue its operations.
In addition, a termination of the Merger Agreement or any failure to otherwise complete the Mergers may result in various consequences, including the following:

•
our business may have been adversely impacted by the failure to pursue other beneficial opportunities due to the focus of management on the Mergers, without realizing any of the anticipated benefits of completing the Mergers.

•
our management has and will continue to expend a significant amount of capital and time and resources on the Mergers, and a failure to consummate the Mergers as currently contemplated could have a material adverse effect on our business and results of operations;

•	the market price of our common stock may decline to the extent that the market price prior to the closing of the Mergers reflects a market assumption that the Mergers will be completed;

•
we may be required, under certain circumstances, to pay Superior a termination fee equal to $1.0 million under the Merger Agreement, which could adversely affect our financial condition and liquidity; and

•	negative reactions from the financial markets may occur if the anticipated return on our investment in Newco is not realized.
If the Mergers are not consummated, we cannot assure our stockholders that the risks described above will not negatively impact our business or financial results.
We are subject to business uncertainties with respect to our operations until the Mergers close.
In connection with the pendency of the Mergers, it is possible that some customers, suppliers and other persons with whom we have a business relationship may delay or defer certain business decisions or might decide to seek to terminate, change or renegotiate their relationships with us, as the case may be, as a result of the Mergers, which could negatively affect our revenues, earnings and cash flows, as well as the market price of our common stock, regardless of whether the Mergers are completed. Such risks may be exacerbated by delays or other adverse developments with respect to the completion of the Mergers.
Uncertainties associated with the Mergers may distract management personnel and other key employees and divert their attention away from growing our business, which could adversely affect our future business and operations.
We are dependent on the experience and industry knowledge of our officers and other key employees to execute our business plans. Prior to completion of the Mergers, as a result of our expected management changes, our current and prospective employees may experience uncertainty about their roles following the completion of the Mergers, which may have an adverse effect on our ability to attract or retain key management and other key personnel.
Potential litigation against us or Superior could result in an injunction preventing the completion of the Mergers or a judgment resulting in the payment of damages.
Stockholders of our company and/or Superior may file lawsuits against us or Superior, respectively, and/or the directors and officers of such companies in connection with the Mergers. As of the date of this filing, there have been no such lawsuits filed against either Superior or us. However, if filed in the future, these lawsuits could prevent or delay the completion of the Mergers and result in significant costs to us, including any costs associated with the indemnification of directors and officers. The defense or settlement of any lawsuit or claim against us that remains unresolved at the time the Mergers is completed may adversely affect our business, financial condition, results of operations and cash flows.
Some of our executive officers have interests in the Mergers that are different from the interests of our stockholders generally.
Some of our executive officers have interests in the Mergers that are different from, or are in addition to, the interests of our stockholders generally. These interests may include vesting of their equity awards in connection with the consummation of the Mergers.
If the Mergers are completed, we may not achieve the anticipated benefits.
The success of Newco, in its combination of the Superior U.S. Business with our business as a result of the Mergers, will depend, in part, on Newco’s ability to realize the anticipated benefits and cost savings from combining the Superior U.S. Business with the Company’s business. There can be no assurance that the Superior U.S. Business and the Company will be able to successfully integrate, which may negatively impact our combination with the Superior U.S. Business. Difficulties in integrating the Superior U.S. Business and the Company may result in Newco performing differently than expected, in operational challenges, or in the failure to realize anticipated expense-related efficiencies that may have a negative impact on integration of Newco.

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
Beginning in October 2014 and through the first half of 2017, oil prices worldwide dropped significantly. While market conditions generally improved somewhat in the second half of 2017 and continued through the beginning of 2019, oil prices dropped precipitously in the first quarter of 2020. Continued unusually low or significant further reduction in commodity prices could cause the cancellation or curtailment of additional drilling programs and the lowering of production spending on existing wells in the future. Lower oil and natural gas prices could also cause our customers to seek to terminate, renegotiate, or fail to honor our service contracts.
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
Management has determined that certain factors raise substantial doubt about our ability to continue as a going concern, and our continued existence is dependent upon our ability to successfully execute our business plan.
The financial statements included with this report are presented under the assumption that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. Management has determined that certain factors raise substantial doubt about our ability to continue as a going concern, such as incurring substantial net losses and losses from operations for the years ended December 31, 2019 and 2018. As of December 31, 2019, the Company had cash and cash equivalents of approximately $5.2 million. While the Company has access to a working capital facility that is based on the Company’s accounts receivable, as of December 31, 2019, $4.1 million was available to borrow under such facility. The Company’s Revolving Loan is due January 2021, which is within the 12-month going concern evaluation period. Current negotiations to extend the maturity date have not been successful and there can be no assurance that the Company will be able to negotiate an extension on the current Revolving Loan or have sufficient funds to repay such obligations when they come due. As of December 31, 2019, the outstanding balance on the Revolving Loan is $4.0 million. An additional uncertainty for the Company relates to the possibility, absent the approval by the Company’s stockholders of an amendment to its certificate of incorporation, that there will not be sufficient authorized common shares to fully convert the $58.6 million accrued amount of PIK notes. In addition, the Company may not have access to other sources of external capital on reasonable terms or at all. We also expect to continue to experience volatility in market demand which create normal oil and gas price fluctuations as well as external market pressures due to effects of global health concerns such as COVID-19 and the recent oil price war triggered by Russia and Saudi Arabia, that are not within our control. The financial statements do not include any adjustments that might result from the outcome of this uncertainties.

Our business may be adversely affected by a deterioration in general economic conditions or a weakening of the broader energy industry.
A prolonged economic slowdown or recession in the United States, adverse events relating to the energy industry or regional, national and global economic conditions and factors, particularly a further or renewed slowdown in the oil and gas industry, could negatively impact our operations and therefore adversely affect our results. The risks associated with our business are more acute during periods of economic slowdown or recession because such periods may be accompanied by decreased exploration and development spending by our customers, decreased demand for oil and gas and decreased prices for oil and gas. The recent outbreak of COVID-19 has also resulted in increased volatility in financial and commodity markets, as well as decreased prices for oil and gas as a result of suspension of certain travel and industrial activity.
We extend credit to our customers which presents a risk of non-payment.
A substantial portion of our accounts receivable are with customers involved in the oil and natural gas industry, whose revenues are also affected by fluctuations in oil and natural gas prices, including the substantial decline in oil prices in recent periods. Collection of some of these receivables will be more difficult, and due to economic factors affecting this industry, we may experience an increase in uncollectible accounts. Failure to collect a significant level of receivables from one or more customers could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
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
We served 504 customers for the year ended December 31, 2019. For the year ended December 31, 2019, our largest customer Chesapeake Energy comprised approximately 10% of our total revenues; our five largest customers comprised approximately 36% of our total revenues; and our ten largest customers comprised approximately 45% of our total revenues, respectively. Our top 100 customers amounted to approximately 92% of total revenues for the year ended December 31, 2019. The loss of our top customer or of several of our top customers would adversely affect our revenues and results of operations. We may be able to replace customers lost with other customers, but there can be no assurance that lost revenues could be replaced in a timely manner with the same margins or, perhaps, at all.
Our Term Loans, PIK Notes, and operating lease commitments could restrict our operations and make us more vulnerable to adverse economic conditions.
As of December 31, 2019, our long-term debt, including current portions, net of debt discount, was $134.7 million and our commitment for operating leases was $6.2 million. In the event a decline in activity is encountered, our level of indebtedness and lease payment obligations may adversely affect operations and limit our growth. Our level of indebtedness and lease payment obligations may affect our operations in several ways, including the following:

•	by increasing our vulnerability to general adverse economic and industry conditions;

•	due to the fact that the covenants that are contained in the Term Loan Agreement limit our ability to borrow funds, dispose of assets, pay dividends and make certain investments;

•
due to the fact that any failure to comply with the covenants of the Term Loan Agreement (including failure to make the required interest payments) could result and has in the past resulted in an event of default under the Term Loan Agreement, which, if not remedied, would result in all outstanding indebtedness due under the Term Loan Agreement becoming immediately due and payable;

•	due to the fact that our level of debt may impair our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, or other general corporate purposes.
We cannot assure you that our business will generate sufficient cash flow from operations to enable us to make payments with respect to our indebtedness and lease commitments as they become due. If we fail to generate sufficient cash flow from future operations to meet any such obligations, we may need to refinance all or a portion of our indebtedness on or before maturity. We cannot assure you that we will be able to refinance any debt that we have incurred or may incur in the future on attractive terms, commercially reasonably terms, or at all. Our future operating performance and our ability to service, extend or refinance any indebtedness will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control. Our inability to generate sufficient cash flows to satisfy our debt and leasing obligations, or to refinance our indebtedness on commercially reasonable terms or at all, would materially and adversely affect our business, financial condition and operating results. If we cannot make scheduled payments on our indebtedness, we would be in default, which could result in an acceleration of any such indebtedness, the termination of lenders’ commitments to loan money and, in the case of secured indebtedness, allow the applicable lenders to foreclose against the assets securing such indebtedness.
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
We have recorded asset impairment charges in the past, as well as during the year ended December 31, 2019. We periodically evaluate our long-lived assets, including our property and equipment, and intangible assets. In performing these assessments, we project future cash flows on an undiscounted basis for long-lived assets and compare these cash flows to the carrying amount of the related assets. These cash flow projections are based on our current operating plans, estimates and judgmental assumptions. We perform the assessment of potential impairment for our property and equipment and intangibles whenever facts and circumstances indicate that the carrying value of those assets may not be recoverable due to various external or internal factors. In such event, if we determine that our estimates of future cash flows were inaccurate or our actual results are materially different from what we have predicted, we could record additional impairment charges in future periods, which could have a material adverse effect on our financial position and results of operations.
The industry in which we operate is highly competitive.
The oilfield services industry is highly competitive and we compete with a substantial number of companies, some of which have greater technical and financial resources than we have. Examples of our larger competitors performing both well servicing and fluid logistics are Basic Energy Services, Inc., Superior Energy Services, Inc., Key Energy Services, Inc., and C&J Energy Services, Inc. Our largest competitor that competes with our fluid logistics segment is Stallion Oilfield Services, Ltd. Our ability to generate revenues and earnings depends primarily upon our ability to win bids in competitive bidding processes and to perform awarded projects within estimated times and costs. There can be no assurance that competitors will not substantially increase the resources devoted to the development and marketing of products and services that compete with ours or that new or existing competitors will not enter the various markets in which we are active. In certain aspects of our business, we also compete with a number of small and medium-sized companies that, like us, have certain competitive advantages such as low overhead costs and specialized regional strengths. Although activity increased in 2018 and 2019, before declining significantly as a result of the COVID-19 pandemic and recent substantial decline in oil prices, it is presently at reduced levels compared to prior years. These levels continue to result in pricing pressure in certain markets and lines of business and may result in lower revenues or margins to us.
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
Our success is dependent upon our key management, technical and field personnel, especially John E. Crisp, our President and Chief Executive Officer, and Steve Macek, our Executive Vice President and Chief Operating Officer of FES, LLC. Any loss of the services of any of these officers, or managers with strong relationships with customers or suppliers, or a sufficient number of other key employees could have a material adverse effect on our business and operations. Our ability to expand our services is dependent upon our ability to attract and retain additional qualified employees.
We incur significant costs as a result of being obligated to comply with Securities Exchange Act reporting requirements, the Sarbanes-Oxley Act, and the Term Loan Agreement covenants and that our management is required to devote substantial time to compliance matters.
As a public company, we incur significant legal, accounting, insurance and other expenses, including costs associated with public company reporting requirements. We also have incurred and will incur costs associated with the Sarbanes-Oxley Act of 2002 and related rules implemented by the SEC. We will incur ongoing periodic expenses in connection with the administration of our organizational structure. The expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly, although we are currently unable to estimate these costs with any degree of certainty. In estimating these costs, we took into account expenses related to insurance, legal, accounting, and compliance activities, as well as other expenses not currently incurred. These laws and regulations could also make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our Board, our Board committees or as our executive officers. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to fines, sanctions and other regulatory action and potentially civil litigation.

We engage in transactions with related parties and such transactions present possible conflicts of interest that could have an adverse effect on us.
We have historically entered into a significant number of transactions with related parties. The details of certain of these transactions are set forth in Note 13 to our Consolidated Financial Statements included in this Annual Report on Form 10-K. Related party transactions create the possibility of conflicts of interest with regard to our management. Such a conflict could cause an individual in our management to seek to advance his or her economic interests above ours. Further, the appearance of conflicts of interest created by related party transactions could impair the confidence of our investors. Our Board has adopted a Related Persons Transaction Policy that requires the Audit Committee to approve or ratify related party transactions that involve consideration in excess of $120,000. Notwithstanding this, it is possible that a conflict of interest could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
Activity in the oilfield services industry is affected by seasonal and cyclical factors that may impact our revenues during certain periods.
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
In connection with our emergence from Chapter 11 bankruptcy proceedings in 2017, we experienced an ownership change for the purposes of Sec. 382 of the Code. At December 31, 2019, we estimate that we have $106.6 million gross NOLs. Any subsequent ownership changes under the provisions of Section 382 could further adversely affect the use of our NOLs in future periods.
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
In addition, our organizational documents do not provide for cumulative voting with respect to the election of directors or any other matters, and cumulative voting is not otherwise provided under state law. All of the foregoing provisions could make it more difficult for a third party to acquire, or discourage a third party from attempting to acquire control of us, even if the third party’s offer was considered beneficial by many stockholders. As a result, these provisions could limit the price that investors might be willing to pay in the future for shares of our common stock and may have the effect of delaying or preventing a takeover of the Company that would otherwise be beneficial to investors.
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
In particular, the benefits that are expected to result from the Cretic Acquisition will depend, in part, on our ability to realize the growth opportunities we anticipate from the Cretic Acquisition.
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

Business or economic disruptions or global health concerns beyond our control could seriously harm our business and results of operations.
 Broad-based business or economic disruptions could adversely affect our ongoing or planned business activities. For example, beginning in December 2019 an outbreak of a novel strain of coronavirus originated in Wuhan, China, and has since spread to a number of other countries, including the United States. The outbreak has prompted precautionary government-imposed closures of certain travel and businesses. We cannot presently predict the scope and severity of any potential business shutdowns or disruptions, but if we or any of the third parties with whom we engage were to experience shutdowns or other business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively impacted. The Company has not yet experienced any known business disruptions as a result of the coronavirus.

Item 1B.	Unresolved Staff Comments
None

Item 2.	Properties
The following sets forth the principal locations from which the Company currently conducts its operations. The Company leases or rents all of the properties set forth below, except for the Alice rig yard, the San Ygnacio truck yard, the Big Lake truck yard and the Madisonville truck yard, all of which are owned by the Company.

Locations	Date in Service	Service Offering
South Texas
Alice	9/1/2003	Fluid Logistics
Alice	9/1/2003	Well Servicing
Freer	9/1/2003	Fluid Logistics
San Ygnacio (1)	4/1/2004	Fluid Logistics
Goliad	8/1/2005	Fluid Logistics
Bay City	9/1/2005	Fluid Logistics
Edna	2/1/2006	Well Servicing
Three Rivers	8/1/2006	Fluid Logistics
Carrizo Springs	12/1/2006	Fluid Logistics
Victoria	2/15/2011	Well Servicing
Giddings	1/1/2013	Well Servicing
Pleasanton	3/6/2013	Coiled Tubing
Agua Dulce	8/1/2014	Well Servicing
West Texas
San Angelo	7/1/2006	Well Servicing
Monahans	8/31/2007	Well Servicing/Fluid Logistics
Odessa	9/30/2007	Well Servicing/Coiled Tubing
Big Lake	7/16/2008	Fluid Logistics
Midland	11/1/2012	Fluid Logistics
East Texas
Marshall (1)	12/1/2005	Fluid Logistics
Carthage (1)	3/1/2007	Well Servicing
Madisonville	8/1/2013	Fluid Logistics
Pennsylvania
Indiana	7/9/2009	Well Servicing
  (1) These locations are no longer actively operated by the Company, however they are still owned or under leases for the Company's use.

Item 3.Legal Proceedings
From time to time, we are involved in legal proceedings and regulatory proceedings arising out of our operations. We establish reserves for specific liabilities in connection with legal actions that we deem to be probable and estimable. We are not currently a party to any proceeding, except as noted in Note 20 - Subsequent Events of our Notes to Consolidated Financial Statements, the adverse outcome of which would have a material adverse effect on our financial position or results of operations.

Item 4.	Mine Safety Disclosures
None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Price Range of Common Shares
Since May 19, 2017, our common stock has been quoted on the OTCQX Best Market under the symbol "FLSS". From November 21, 2016 to April 12, 2017, the common stock of our predecessor was quoted on the Pink Sheets under the symbol "FESLQ." Over- the-counter market quotations for our common stock reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.
The Company has never declared a cash dividend on its common stock and has no plans of doing so now or in the foreseeable future. Additionally, the Term Loan Agreement prohibits the payment of dividends on our common stock. Subject to that limitation in the Term Loan Agreement, the declaration of dividends on common stock, if any, in the future would be subject to the discretion of our Board, which may consider factors such as our results of operations, financial condition, capital needs, liquidity, and acquisition strategy, among other factors.

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
We provide a wide range of services to a diverse group of companies. For the year ended December 31, 2019, we provided services to 504 companies. John E. Crisp, Steve Macek and our senior management team have cultivated deep and ongoing relationships with these customers during their average experience of 35 years in the oilfield services industry.
We conduct our operations through the following three business segments:

•
Well Servicing. Our well servicing segment comprised 48.5% of our consolidated revenues for the year ended December 31, 2019. Our well servicing segment utilizes our fleet of well servicing rigs, which at December 31, 2019 was comprised of 134 workover rigs and 7 swabbing rigs and other related assets and equipment. These assets are used to provide (i) well maintenance, including remedial repairs and removal and replacement of downhole production equipment, (ii) well workovers, including significant downhole repairs, re-completions and re-perforations, (iii) completion and swabbing activities, (iv) plugging and abandonment services, and (v) pressure testing of oil and natural gas production tubing and scanning tubing for pitting and wall thickness using tubing testing units.

•
Coiled Tubing. Our coiled tubing segment comprised 27.8% of our consolidated revenues for the year ended December 31, 2019. This segment utilizes our fleet of 14 coiled tubing units, of which 11 are large diameter units (2 3/8” or larger).  These units provide a range of services accomplishing a wide variety of goals including horizontal completions, well bore clean-outs and maintenance, nitrogen services, thru-tubing services, formation stimulation using acid and other chemicals, and other pre- and post-hydraulic fracturing well preparation services.

•
Fluid Logistics. Our fluid logistics segment comprised 23.7% of our consolidated revenues for the year ended December 31, 2019. Our fluid logistics segment utilizes our fleet of owned or leased fluid transport trucks and related assets, including specialized vacuum, high-pressure pump and tank trucks, hot oil trucks, frac tanks, fluid mixing tanks, salt water disposal wells and facilities, and related equipment. These assets are used to provide, transport, store, and dispose of a variety of drilling and produced fluids used in, and generated by, oil and natural gas production. These services are required in most workover and completion projects and are routinely used in daily operations of producing wells.

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
Cretic Energy Services, LLC Acquisition
On November 16, 2018, we completed our acquisition of Cretic Energy Services, LLC (Cretic). Cretic provides coiled tubing services to E&P companies in the United States, primarily in the Permian Basin in Texas. The total consideration we paid for the acquisition was approximately $69.1 million in cash. We funded the Cretic acquisition with $50.0 million in proceeds from our Bridge Loan, a $10.0 million addition to our Term Loan Agreement and cash, cash equivalents and cash-restricted on hand. We believe this acquisition has significantly enhanced our coiled tubing services and our position in the Permian Basin. See Note 5 -

Acquisition of Cretic Energy Services, LLC to our Consolidated Financial Statements included in this Annual Report on Form 10-K for further discussion regarding the acquisition of Cretic.
Superior Energy Services, Inc. Merger
On December 23, 2019, we announced that we had entered into an Agreement and Plan of Merger dated as of December 19, 2019 (as amended, supplemented, and modified from time to time, the “Merger Agreement”) with Superior Energy Services, Inc., a Delaware corporation (“Superior”), New NAM, Inc., a Delaware corporation and a newly formed, wholly owned subsidiary of Superior which, prior to the completion of the Mergers (as defined below), will hold the Superior’s North American Business and its associated assets and liabilities (“NAM”), Spieth Newco, Inc., a Delaware corporation and newly formed, wholly owned subsidiary of the Company (“Newco”), Spieth Merger Sub, Inc., a Delaware corporation and newly formed, wholly owned subsidiary of Newco (“NAM Merger Sub”), and Fowler Merger Sub, Inc., a Delaware corporation and newly formed, wholly owned subsidiary of Newco (“Forbes Merger Sub”), pursuant to which, upon the terms and subject to the conditions set forth in the Merger Agreement, NAM Merger Sub will merge with and into NAM (the “NAM Merger”) and Forbes Merger Sub will merge with and into the Company (the “Forbes Merger,” and together with the NAM Merger, the “Mergers”), with each of NAM and the Company continuing as surviving entities and wholly owned subsidiaries of Newco.
The Merger Agreement, and the transactions contemplated thereby, have been approved by the Company’s board of directors, the special committee of the Company’s board of directors, and the Superior board of directors. Newco filed a preliminary proxy statement/prospectus on February 13, 2020. In connection with the Merger Agreement, certain stockholders of the Company, including Ascribe Capital LLC and its affiliates (the “Ascribe Entities”) and Solace Capital Partners, L.P. (“Solace”), entered into voting and support agreements. The Company stockholders that are party to the voting agreements have committed to vote the shares of the Company’s common stock they beneficially own in favor of the adoption of the Merger Agreement and any other matters necessary for the consummation of the transaction contemplated by the Merger Agreement. The Ascribe Entities and Solace will beneficially own approximately 51% of the outstanding common stock of the Company as of the record date for the special meeting of the Company’s stockholders. As a result, the Ascribe Entities and Solace will have the ability to approve the Merger Agreement without the vote of any other stockholder.
The Mergers are expected to close in the second quarter of 2020, subject to the satisfaction or waiver of customary closing conditions, including approval of the Merger Agreement by the Company’s stockholders and satisfaction of certain financing conditions. See Note 20 - Subsequent Events of our Notes to Consolidated Financial Statements.
Factors Affecting Results of Operations
Market Conditions
The oil and natural gas industry experienced a significant decline in oil exploration and production activity that began in the fourth quarter of 2014 and has resulted in continued volatility since that time. WTI prices fluctuated between $51 and $64 per barrel during 2019. The volatility and uncertainty of future oil and gas prices have discouraged significant capital and production investment from oil and gas companies, which have chosen instead to focus investment on sustaining ongoing production sources. During the last half of 2019, we experienced declines in activity as oil prices continued their volatility. During the first quarter of 2020, driven by COVID-19 and an oil price war triggered by Russia and Saudi Arabia, the price of WTI dropped precipitously to pricing in the lower thirty dollar per barrel range, and below. As a result, the trends are viewed as triggering events in 2020 and could affect the fair market value of the Company's equipment fleet and cause the Company to conclude at a future date that additional impairment is evident and may require a write-down of the Company's assets for accounting purposes, which could have a material adverse impact on the Company's financial position and results of operations.
Although global outputs can be adjusted to support commodity pricing levels and previous epidemic or pandemic diseases have not resulted in sustained industry harm, we do expect these factors to contribute to continued activity and price volatility. We believe COVID-19 will negatively impact oilfield activity for the majority of 2020. Similarly, the oil price decline, and continued uncertainty regarding its duration or repetition, will continue to have a negative impact on oil and gas activities, generally. In contradistinction, we believe the continued aging of horizontal wells and customers choosing to increase production through regular well maintenance in these horizontal wells, will strengthen demand and pricing for our well maintenance services. On December 31, 2019, the price of WTI was approximately $59.88 per barrel. As oil prices began to rise, U.S. drilling rig count increased from 404 rigs in May 2016 to 1,083 rigs as of December 31, 2018, then decreased to 805 rigs as of December 31, 2019, largely due to the continued volatility of oil prices.  During this same time period the Texas drilling rig count increased from 173 rigs in May 2016 to 532 rigs in December 2018, then decreased to 404 rigs as of December 31, 2019. The Company continues to actively pursue additional business in the two basins where we primarily operate, the Eagle Ford and Permian, to provide the variety of services needed to oil and gas companies in support of their ongoing reaction to price volatility.
Below are three charts that provide total U.S. rig counts, total Texas rig counts and WTI oil price trends for the twelve months ended December 31, 2019 and 2018.

Source: Rig counts are per Baker Hughes, Inc. (www.bakerhughes.com). Rig counts are the averages of the weekly rig count activity.

Impact of the Current Environment
With the downward trend in oil prices that began in April 2019 and continued into 2020, drilling and completion activity experienced a decline, resulting in continued downward pressure on revenues limiting further growth which resulted in decreased earnings and lower EBITDA.
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
Results of Operations
The following tables compare the operating results of our segments for the years ended December 31, 2019 and 2018 (in thousands, except percentages). Segment profit excludes general and administrative expenses, impairment of goodwill, and depreciation and amortization.

Revenues
	Year Ended December 31, 2019	% of revenue	Year Ended December 31, 2018	% of revenue
Well Servicing	$91,521	48.5%	$83,035	45.9%
Coiled Tubing	52,335	27.8%	39,572	21.9%
Fluid Logistics	44,566	23.7%	58,291	32.2%
Total	$188,422		$180,898

Direct Operating Expenses(1)
	Year Ended December 31, 2019	% of segment revenue	Year Ended December 31, 2018	% of segment revenue
Well Servicing	$72,980	79.7%	$67,889	81.8%
Coiled Tubing	51,982	99.3%	32,384	81.8%
Fluid Logistics	34,635	77.7%	46,552	79.9%
Total	$159,597		$146,825

Segment Profit (1)
	Year Ended December 31, 2019	Segment profit %	Year Ended December 31, 2018	Segment profit %
Well Servicing	$18,541	20.3%	$15,146	18.2%
Coiled Tubing	353	0.7%	7,188	18.2%
Fluid Logistics	9,931	22.3%	11,739	20.1%
Total	$28,825	15.3%	$34,073	18.8%

(1) Excluding impairment of goodwill, general and administrative expenses, and depreciation and amortization.

Revenues
Consolidated Revenues. Consolidated revenues increased $7.5 million during the year ended December 31, 2019, as compared to the year ended December 31, 2018. This was a direct result of increased spending by our customers during this period due to increased activity of services with higher billable rates from Well Servicing and a full year of operations from our acquisition of Cretic in November 2018, offset by a decrease in trucking hours from fluid logistics.
Well Servicing. Revenues from our well servicing segment increased $8.5 million during the year ended December 31, 2019, as compared to the year ended December 31, 2018, due to an increase in well service rig hours and an increase in rates.
Coiled Tubing.  Revenues from our coiled tubing segment increased $12.8 million during the year ended December 31, 2019, as compared to the year ended December 31, 2018, due to increase in coiled tubing unit hours from large diameter units which carry higher rates, resulting from the acquisition of Cretic in November of 2018.
Fluid Logistics. Revenues from our fluid logistics segment decreased $13.7 million during the year ended December 31, 2019, as compared to the year ended December 31, 2018, due to a decrease in our trucking hours partially due to the industry slow-down of active drilling and partially due to changes from the sale of certain trucking assets in underperforming yards and regions.
Segment Profit
Well Servicing. Segment profit from our well servicing segment increased $3.4 million during the year ended December 31, 2019, as compared to the year ended December 31, 2018, due to an increase in revenues offset by a decrease in expenses as a percentage of revenues due to more efficient use of personnel at higher operating levels.
Coiled Tubing.  Segment profit from our coiled tubing segment decreased $6.8 million during the year ended December 31, 2019, as compared to the year ended December 31, 2018, due to additional personnel and other costs associated with the Cretic acquisition.

Fluid Logistics. Segment profit from our fluid logistics segment decreased $1.8 million during the year ended December 31, 2019, as compared to the year ended December 31, 2018, due to a decrease in trucking hours related to reduced customer demands, offset by a $4.5 million gain on disposal of certain assets sold in 2019, as management monetized dormant assets.
Operating Expenses
The following tables compares our operating expenses for the years ended December 31, 2019 and 2018 (in thousands):

	Year Ended December 31,
	2019	2018
Well servicing direct operating expenses	$72,980	$67,889
Coiled tubing direct operating expenses	51,982	32,384
Fluid logistics direct operating expenses	34,635	46,552
Impairment of goodwill	19,222	—
General and administrative	24,065	25,390
Depreciation and amortization	29,404	30,543
Total expenses	$232,288	$202,758
Well Servicing Direct Operating Expenses. Direct operating expenses for our well servicing segment increased $5.1 million during the year ended December 31, 2019, as compared to the year ended December 31, 2018, due to increases in repairs and maintenance, supplies and parts, fuel costs and out of town travel, consistent with the increase in revenues.
Coiled Tubing Direct Operating Expenses.  Direct operating expenses for our coiled tubing segment increased $19.6 million during the year ended December 31, 2019, as compared to the year ended December 31, 2018, due to an increase in activity and the Cretic acquisition. The higher costs were mainly associated with a $2.8 million allowance for bad debts related to a customer who filed for bankruptcy protection, as well as increases in wages, equipment rental, supplies and parts and travel.
Fluid Logistics Direct Operating Expenses. Direct operating expenses for our fluid logistics segment decreased $11.9 million during the year ended December 31, 2019, as compared to the year ended December 31, 2018, reflective of decreased revenues, due to a gain on the sale of certain fluid logistics equipment, and a decrease in wages and other operating cost as a result of exiting non-performing yards in 2019.
Impairment of Goodwill. We recognized a goodwill impairment charge of $19.2 million during the year ended December 31, 2019 as a result of declining cash flows during 2019 and lower than previously forecasted future cash flows for the coiled tubing reporting unit.
General and Administrative Expenses. General and administrative expenses decreased $1.3 million during the year ended December 31, 2019, as compared to the year ended December 31, 2018, due to a decrease in professional fees related to the acquisition of Cretic offset by merger related costs of $2.1 million and severance payments related to Cretic of $0.6 million.
Depreciation and Amortization. Depreciation and amortization expenses decreased $1.1 million during the year ended December 31, 2019, as compared to the year ended December 31, 2018, due to a significant number of assets becoming fully depreciated in 2019 coupled with the disposition of certain equipment associated with fleet management.

Other Income (Expense)

	Year Ended December 31,
	2019	2018
Interest income	$49	$8
Interest expense	(24,726)	(11,158)
Other income (expense), net	$(24,677)	$(11,150)

Income tax benefit	$(144)	$(403)
Interest Expense. Interest expense increased $13.6 million during the year ended December 31, 2019, as compared to the year ended December 31, 2018, due to the additional debt outstanding under the Revolving Loan Agreement and Term Loan Agreement, plus associated amortization of debt discount and deferred financing costs. In addition, the Company incurred additional debt with the acquisition of Cretic, including third party equipment finance leases, write-off of certain debt costs with the modification accounting related to the PIK Notes and the accretion of the PIK Notes for its conversion feature at a 17.6% premium.

Income Taxes. We recognized an income tax benefit of $144 thousand for the year ended December 31, 2019, compared to $403 thousand of income tax benefit for the year ended December 31, 2018. Our effective tax benefit rate was 0.2% and 1.2% for the years ended December 31, 2019 and 2018. The income tax benefit in 2018 is from the reversal of an uncertain tax position from our former operations in Mexico in which the statute of limitations expired. At December 31, 2019, we estimate our gross NOL carryforwards are approximately $106.6 million (representing $22.4 million of gross deferred tax asset).
Adjusted EBITDA
“Adjusted EBITDA” is defined as income (loss) before interest, taxes, depreciation, amortization, gain (loss) on early extinguishment of debt and non-cash stock based compensation, excluding non-recurring items and items not reflective of ongoing operations. Management does not include gain (loss) on extinguishment of debt, non-cash stock based compensation, impairment of intangibles such as goodwill, or other nonrecurring items in its calculations of EBITDA because it believes that such amounts are not representative of our core operations. Further, management believes that most investors exclude gain (loss) on extinguishment of debt, stock based compensation recorded under FASB ASC Topic 718 and other nonrecurring items from customary EBITDA calculations as those items are often viewed as either non-recurring or not reflective of ongoing financial performance or have no cash impact on operations.
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

•
Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will have to be replaced in the future. Adjusted EBITDA does not reflect cash requirements for such replacements; and

•	Other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

Reconciliation of Net Loss to Adjusted EBITDA
(Unaudited)
	Year Ended December 31,
	2019	2018
	(in thousands)
Net loss	$(68,399)	$(32,607)
Interest income	(49)	(8)
Interest expense	24,726	11,158
Income tax benefit	(144)	(403)
Depreciation and amortization	29,404	30,543
Impairment of goodwill	19,222	—
Share-based compensation	925	1,103
Acquisition/merger related costs	3,155	5,196
Restructuring expenses	—	190
Gain on disposal of assets	(4,552)	(1,337)
Adjusted EBITDA	$4,288	$13,835

Settlement expenses related to litigation were $3.1 million and $1.8 million for the years ended December 31, 2019 and 2018, respectively. We have not included expenses related to settlement of litigation in our calculation of Adjusted EBITDA as they are not considered non-recurring.

Liquidity and Capital Resources
Historically, we have funded our operations, including capital expenditures, through the credit facilities, vendor financings, and cash flow from operations, the issuance of senior notes and the proceeds from our public and private equity offerings. More recently, we have funded our operations through our Term Loan Agreement, Bridge Loan, PIK Notes, Revolving Loan Agreement and other financing activities.
As of December 31, 2019, we had $5.2 million in cash and cash equivalents and $134.7 million in contractual debt, net of debt discount.
The $134.7 million in contractual debt was comprised of $57.5 million under the Term Loan Agreement, $58.6 million under the PIK Notes, $4.0 million under the Revolving Loan Agreement, $10.0 million in finance leases and $4.5 million in insurance notes related to our general liability, workers compensation and other insurance. Of our total debt, $72.1 million was classified as current portion of long-term debt, and $62.6 million was classified as long-term.
Going Concern
The Company is required to evaluate whether there is a substantial doubt about its ability to continue as a going concern in each reporting period. In evaluating the Company’s ability to continue as a going concern, management has considered conditions and events that could raise substantial doubt about the Company’s ability to continue as a going concern for one year following the date the Company’s financial statements are issued. These conditions and evaluations included the Company’s current financial condition and liquidity sources, including current cash balances, forecasted cash flows, obligations due within twelve months from the date of this annual report, including the Company’s obligations described in Note 9 - Long-Term Debt, and the other conditions and events described below.
The Company has incurred substantial net losses and losses from operations for the years ended December 31, 2019 and 2018. As of December 31, 2019, the Company had cash and cash equivalents of approximately $5.2 million. The Company has access to a working capital facility that is based on the Company’s accounts receivable and, as of December 31, 2019, had $4.1 million available to borrow under such facility. The Company’s Revolving Loan is due January 2021, which is within the 12-month going concern evaluation period and in addition has covenant provisions that cause the Company to be in default due to the modification of its independent auditors opinion with the inclusion of the emphasis of matter paragraph related to going concern (“Going Concern Opinion”). This covenant violation in the Revolving Loan Agreement allows the loan to be due on demand. Current negotiations to extend the maturity date have not been successful however a waiver for the Going Concern Opinion was obtained providing relief of default from the covenant violation through June 30, 2020. There can be no assurance that the Company will be able to negotiate an extension on the Revolving Loan, obtain future waivers, or have sufficient funds to repay such obligations when they come due. As of December 31, 2019, the Company has $4.0 million outstanding under its Revolving Loan, which is recorded as a current liability. An additional uncertainty for the Company relates to the possibility that there will not be sufficient authorized common shares to fully convert the $58.6 million accrued amount of PIK notes. In addition, the Company may not have access to other sources of external capital on reasonable terms or at all. We also expect to continue to experience volatility in market demand which create normal oil and gas price fluctuations as well as external market pressures due to effects of global health concerns such as COVID-19 and the oil price war triggered by Russia and Saudi Arabia that are not within our control.
Management’s plans to alleviate substantial doubt include: (i) completing the Mergers as further discussed in Note 20-Subsequent Events of our Notes to Consolidated Financial Statements, (although the Mergers have been approved by both Superior and the Company’s respective Boards of Directors, the transaction has not been finalized as of the date of this filing pending Company stockholder approval and customary regulatory filings); (ii) continuing to discuss amendments of its debt with the Company’s current lenders in order to extend the term of the Revolving Loan and the Term Loan; (iii) continuing negotiations with the holders of the PIK Notes as to the terms of the conversion and/or completing a stockholder vote to authorize more common shares available for issuance; (iv) continuing to manage operating costs by actively pursuing cost cutting measures to maximize liquidity in line with current industry economic expectations; and/or (v) pursuing additional financings with existing and new lenders. Based on the uncertainty of achieving these goals and the significance of the factors described, there is substantial doubt as to the Company’s ability to continue as a going concern for a period of one year after these financial statements are issued.
Term Loan Agreement
On April 13, 2017, the Company entered into the Term Loan Agreement. FES LLC is the borrower, or the Borrower, under the Term Loan Agreement. The Borrower’s obligations have been guaranteed by FES Ltd. and by TES, CCF and FEI, each direct subsidiaries of the Borrower and indirect subsidiaries of FES Ltd. The Term Loan Agreement, as amended, provided for a term loan of $60.0 million, excluding paid-in-kind interest. Subject to certain exceptions and permitted encumbrances, the obligations under the Term Loan Agreement are secured by a first priority security interest in substantially all the assets of the Company other than accounts receivable, cash and related assets, which constitute priority collateral under the Revolving Loan Agreement (described below). The Term Loan Agreement has a stated maturity date of April 13, 2021.
Borrowings under the Term Loan Agreement bear interest at a rate equal to five percent (5%) per annum payable quarterly in cash, or the Cash Interest Rate, plus (ii) an initial paid-in-kind interest rate of seven percent (7%) commencing April 13, 2017 to be capitalized and added to the principal amount of the term loan or, at the election of the Borrower, paid in cash. The paid-in-kind interest increases by two percent (2%) twelve months after April 13, 2017 and every twelve months thereafter until maturity. Upon and after the occurrence of an event of default, the Cash Interest Rate will increase by two percentage points per annum. During the year ended December 31, 2019, $6.4 million of interest was paid-in-kind. At December 31, 2019, the paid-in-kind interest rate was 11%.
We are permitted under the Term Loan Agreement to voluntarily repay the outstanding term loans at any time without premium or penalty. We are required to use the net proceeds from certain events, including but not limited to, the disposition of assets, certain judgments, indemnity payments, tax refunds, pension plan refunds, insurance awards and certain incurrences of indebtedness to repay outstanding loans under the Term Loan Agreement. We may also be required to use cash in excess of $20.0 million to repay outstanding loans under the Term Loan Agreement.
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
Revolving Loan Agreement
In connection with the Cretic Acquisition, on November 16, 2018, FES Ltd. and certain of its subsidiaries, as borrowers, entered into a Credit Agreement (the “Revolving Loan Agreement”) with the lenders party thereto and Regions Bank, as administrative agent and collateral agent (the “Revolver Agent”). The Revolving Loan Agreement provides for $35 million of revolving loan commitments, subject to a borrowing base comprised of 85% of eligible accounts receivable, 90% of eligible investment grade accounts receivable (in each case, less allowance for doubtful accounts) and 100% of eligible cash. The loans under the Revolving Loan Agreement accrue interest at a floating rate of LIBOR plus 2.50% - 3.25%, or a base rate plus 1.50% - 2.25%, with the margin based on the fixed charge coverage ratio from time to time. The Company is in violation of certain provisions of the Revolving Loan Agreement related to the Going Concern Opinion, which cause the loan to be in default. A limited waiver was obtained as described below, providing relief of this provision extending, through June 30, 2020, of the requirement to provide an unqualified opinion of the Company’s consolidated financial statements. Due to limitations of the waiver, which only included a time extension and not unconditional relief of providing an unqualified opinion from the independent auditors on the Company’s financial statements, the Company will not be able to remedy the violation once the waiver term expires, and there is no assurance that additional waivers can be obtained. As a result of the Company’s violation of the Revolving Loan Agreement provisions and only a conditional waiver obtained, the Company has recorded the outstanding balance of this note as a current liability as of December 31, 2019.
The Revolving Loan Agreement is secured on a first-lien basis by substantially all assets of the Company and its subsidiaries, subject to an intercreditor agreement between the Revolver Agent and the Term Loan Agent which provides that the priority collateral for the Revolving Loan Agreement consists of accounts receivable, cash and related assets, and that the other assets of the Company and its subsidiaries constitute priority collateral for the Term Loan Agreement. At December 31, 2019, we had $4.0 million in borrowings outstanding, $7.2 million in letters of credit outstanding and availability of $4.1 million.

February and March 2020 Revolving Loan Amendments, Term Loan Amendment and Term Loan Waiver
On February 3, 2020 the Company and Regions Bank entered into an amendment to its Revolving Loan effective December 31, 2019, which among other things, reinstated a minimum excess line availability covenant for the monthly periods from December 2019 through July 2020 and removed the requirement to test for the purpose of a financial covenant, the fixed charge coverage ratio for the monthly periods from December 2019 through June 2020.
On March 20, 2020, the Company and certain of its subsidiaries, as borrowers, entered into the Third Amendment and Temporary Limited Waiver to Credit Agreement (the “March 2020 Revolving Loan Amendment”) with the lenders party thereto and the Revolver Agent. Pursuant to the March 2020 Revolving Loan Amendment, the requirement for the Company to deliver an unqualified audit opinion for the fiscal year ended December 31, 2019 was waived until June 30, 2020 (the “Revolving Loan Agreement Temporary Waiver”). In addition, the commitments under the Revolving Loan Agreement were reduced from $35 million to $27.5 million, and interest under the Revolving Loan Agreement was increased from a range of LIBOR plus 2.50% to 3.25% or base rate plus 1.50% to 2.25% based on the fixed charge coverage ratio from time to time, to LIBOR plus 4.25% or base rate plus 3.25%.
On March 20, 2020, the Company, as a guarantor, FES LLC, as borrower, and certain of their subsidiaries, as guarantors, obtained a corresponding waiver under the Term Loan Agreement for the requirement to deliver an unqualified audit opinion for the fiscal year ended December 31, 2019.
On March 23, 2020, the Company, as a guarantor, FES LLC, as borrower, and certain of their subsidiaries, as guarantors, entered into Amendment No. 3 to Loan and Security Agreement (the “March 2020 Term Loan Amendment”) with the lenders party thereto and the Term Loan Agent. Pursuant to the March 2020 Term Loan Amendment, there will be no cross-default to the Revolving Loan Agreement resulting from the expiration of the Revolving Loan Agreement Temporary Waiver.
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
The PIK Notes are the unsecured general subordinated obligations of the Company and are subordinated in right of payment to any existing and future secured or unsecured senior debt of the Company, including debt incurred under the Term Loan Agreement and the Revolving Credit Agreement. The payment of the principal of, premium, if any, and interest on the PIK Notes will be subordinated to the prior payment in full of all of the Company’s existing and future senior indebtedness, including debt incurred under the Term Loan Agreement and the Revolving Credit Agreement. In the event of a liquidation, dissolution, reorganization or any similar proceeding, obligations on the PIK Notes will be paid only after senior indebtedness has been paid in full. Pursuant to the Indenture, the Company is not permitted to (1) make cash payments to pay principal of, premium, if any, and interest on or any other amounts owing in respect of the PIK Notes, or (2) purchase, redeem or otherwise retire the PIK Notes for cash, if any senior indebtedness is not paid when due or any other default on senior indebtedness occurs and the maturity of such indebtedness is accelerated in accordance with its terms unless, in any case, the default has been cured or waived, and the acceleration has been rescinded or the senior indebtedness has been repaid in full.
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
The PIK Notes are redeemable in whole or from time to time in part at the Company’s option at a redemption price equal to the sum of (i) 100.0% of the principal amount of the PIK Notes to be redeemed and (ii) accrued and unpaid interest thereon to, but excluding, the redemption date, which amounts may be payable in cash or in shares of the Company’s common stock, (subject to limitations, if any, in the documentation governing the Company’s senior indebtedness). If redeemed for the Company’s common stock the holder will receive a number of shares of the Company’s common stock calculated based on the Fair Market Value of a share of the Company’s common stock at such time, in each case less a 15% discount per share. The 15% discount represents an implied conversion premium at issuance which will be settled in common stock at the date of conversion.  As such, the face value of the PIK Notes will be accreted to the settlement amount at June 30, 2020.  For the year ended December 31, 2019, the Company recorded $4.2 million in interest expense related to the accretion of the conversion premium.
The Indenture contains provisions permitting the Company and the trustee in certain circumstances, without the consent of the holders of the PIK Notes, and in certain other circumstances, with the consent of the holders of not less than a majority in aggregate principal amount of the PIK Notes at the time outstanding to execute supplemental indentures modifying the terms of the Indenture and the PIK Notes as described It is also provided in the Indenture that, subject to certain exceptions, the holders of a majority in aggregate principal amount of the PIK Notes at the time outstanding may on behalf of the holders of all the PIK Notes waive any past default or event of default under the Indenture and its consequences.
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
Fair Market Value means fair market value as determined by (A) in the case of a marketed public offering, the offering price per share paid by public investors in such marketed public offering, (B) in the case of a Change of Control, the value of the consideration paid per share by the acquirer in the Change of Control transaction, or (C) in the case of mandatory conversion at the Maturity Date (or such earlier date as the Company shall elect to redeem the PIK Notes), such value as shall be determined by a nationally recognized investment banking firm engaged by the Board of Directors of the Company.
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
Based on the terms of the Merger Agreement, the Company's existing debt, including the PIK Notes, is expected to be repaid or converted, as applicable, in connection with the Mergers.
Cash Flows
Our cash flows depend, to a large degree, on the level of spending by oil and gas companies' development and production activities. Although the prices of oil and natural gas have recovered somewhat since the decline that began in 2014 and continued into 2016, completion activity again slowed for our customer base in the fourth quarter of 2018 and has recently declined further during the last half of 2019 and into 2020 due to demand/supply imbalances, COVID-19 and the oil price war triggered by Russia and Saudi Arabia. These lower levels of activities will likely materially affect our future cash flows.

	Year Ended December 31,
	2019	2018
Net cash provided by (used in) operating activities	$9,269	$(762)
Net cash provided by (used in) investing activities	1,508	(81,655)
Net cash provided by (used in) financing activities	(13,636)	55,093
Net decrease in cash, cash equivalents and cash - restricted	(2,859)	(27,324)
Cash, cash equivalents and cash - restricted:
Beginning of period	8,156	35,480
End of period	$5,297	$8,156

Cash flows from operating activities increased $10.0 million for the year ended December 31, 2019, as compared to the year ended December 31, 2018. The increase resulted of from working capital changes related to accounts receivable, offset by changes in accounts payable and accrued liabilities.
Cash flows from investing activities increased $83.2 million for the year ended December 31, 2019, as compared to the year ended December 31, 2018. The increase is related to proceeds from the sale of certain assets and insurance proceeds from assets for which there was a casualty loss, no significant business acquisitions in 2019, and fewer property and equipment purchases.

Cash flows provided by financing activities decreased $68.7 million for the year ended December 31, 2019, to a use of $13.6 million, as compared to the year ended December 31, 2018. During the year ended December 31, 2019, we made $12.6 million in principal payments on our term loan agreement, made $4.4 million in principal payments on our Bridge Loan, made $5.0 million in payments for finance leases, and borrowed $4.0 million under the Revolving Loan Agreement.
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
Capital Expenditures
Capital expenditures for the years ended December 31, 2019 and 2018 were $15.5 million and $21.9 million, respectively. Additions to our fluid logistics segment were primarily purchases of vacuum trucks and light trucks offset by the sale of certain unused equipment. Additions to our well servicing segment were for well service equipment and light trucks. Additions to our coiled tubing segment were for light trucks, pumping and support equipment.
Off-Balance Sheet Arrangements
We are often party to certain transactions that require off-balance sheet arrangements such as performance bonds, guarantees, operating leases for equipment, and bank guarantees that are not reflected in our condensed consolidated balance sheets. These arrangements are made in our normal course of business and they are not reasonably likely to have a current or future material adverse effect on our financial condition, results of operations, liquidity, or cash flows. See Note 10 - Commitments and Contingencies.
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
Estimated Depreciable Lives
A substantial portion of our total assets is comprised of property and equipment, which totaled $125.4 million, representing 65.9% of total assets at December 31, 2019. Depreciation expense totaled $27.7 million and $29.3 million, which represented 11.9% and 14.4% of total operating expenses for the years ended December 31, 2019 and 2018, respectively. Given the significance of equipment to our financial statements, the determination of an asset’s economic useful life is considered to be a critical accounting estimate. Each asset included in equipment is recorded at cost and depreciated using the straight-line method over the asset’s estimated economic useful life. The estimated economic useful life is monitored by management to determine its continued appropriateness.
Intangible Assets
The Company's major classes of intangible assets consisted of its customer relationships, trade names and one covenant not to compete.
The Company expenses costs associated with extensions or renewals of intangible assets. There were no such extensions or renewals in the years ended December 31, 2019 and 2018. Amortization expense is calculated using the straight-line method.
Long-Lived Assets
The Company makes judgments and estimates regarding the carrying value of its long-lived assets, including amounts to be capitalized, estimated useful lives, depreciation and amortization methods to be applied, and possible impairment. The Company evaluates its long-lived assets whenever events and changes in circumstances indicate the carrying amount of its net assets may not be recoverable due to various external or internal factors. When an indicator of possible impairment exists, the Company uses estimated future undiscounted cash flows to assess recoverability of its long-lived assets. These cash flow projections require the Company to make judgments regarding long-term forecasts of future revenue and costs related to the assets subject to review. These forecasts include assumptions related to the rates the Company bills its customers, equipment utilization, equipment additions, staffing levels, pay rates, and other expenses. These forecasts also require assumptions about demand for the Company's products and services, future market conditions, and technological developments. The Company evaluated their long-lived assets for recoverability and determined that no impairment was indicated at December 31, 2019.
Volatility in the oil and natural gas industry, which is driven by factors over which the Company has no control, such as the COVID-19 virus, along with supply and demand dynamics and forecasted reductions in capital expenditures by operators and demand for oil are considered triggering events to test long-lived assets for recoverability during the first quarter of 2020. It is reasonably possible that the carrying value of certain assets may not be recoverable, and any related impairment could have a material adverse impact on the Company's financial position and results of operations.
Goodwill
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
As of December 31, 2019, the Company had a per occurrence $2.0 million deductible for general liability. The Company has an additional premium payable clause under its lead of $10.0 million limit excess policy that states in the event losses exceed $2.0 million, an additional loss premium of 15% will be payable for losses in excess of $2.0 million. The additional loss premium is payable at the time when the insurers pay for the loss and will be payable over a period agreed by the insurers.
As of December 31, 2018, the Company was self-insured with a retention for the first $250 thousand in general liability. The Company had an additional premium payable clause under its lead $10.0 million limit excess policy that states in the event losses exceed $1.0 million, an additional loss premium of 15% to 17% will be payable for losses in excess of $1.0 million. The additional loss premium is payable at the time when the insurers pay for the loss and will be payable over a period agreed by the insurers.
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
In January 2020, a well control incident occurred on a producing well operated by a third party. Three fatalities and one injury are documented. The Company was one of the contractors engaged to perform a workover operation on the subject well.  Lawsuits have been filed against the operator of the well and the engaged contractors, including Forbes. The Company will assert indemnification claims against the operator and the engaged contractors.  The Company is cooperating with regulatory investigations, which are in early stages, and as a result, is unable to estimate a possible range of loss, if any, at this time.
Recently Issued Accounting Pronouncements
In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments", or ASU 2016-13, which introduces a new impairment model for financial instruments that is based on expected credit losses rather than incurred credit losses. The new impairment model applies to most financial assets, including trade accounts receivable. The amendments in ASU 2016-13 are effective for interim and annual reporting periods beginning after December 15, 2019 with early adoption permitted for annual periods beginning after December 15, 2018. In May and April 2019, the FASB issued ASU No. 2019-05 and ASU No. 2019-04, "Codification Improvements to Topic 326, Financial Instruments - Credit Losses" which further clarifies the ASU 2016-13. In November 2019, the FASB issued ASU No. 2019-10 “Financial Instruments-Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842)” which delayed, for smaller reporting companies, the mandatory effective date for interim and annual reporting periods beginning after December 15, 2022. The Company is currently in the process of evaluating the impact of adoption on its consolidated financial statements.
In January 2017, the FASB issued ASU 2017-04, "Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment", or ASU 2017-04, which addresses concerns over the cost and complexity of the two-step goodwill impairment test by removing the second step of the test. An entity will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit's carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The new guidance does not amend the optional qualitative assessment of goodwill impairment. ASU 2017-04 will be effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. During the third quarter of 2019, the Company adopted the guidance contained in ASU No. 2017-04 which removes the step 2 requirement to perform a hypothetical purchase price allocation to measure goodwill impairment. Goodwill impairment is the amount by which the Company’s single reporting unit carrying value exceeds its fair value, not to exceed the recorded amount of goodwill. To estimate the fair value of the Company’s equity, the Company used both a market approach based on the guideline companies’ method (“Market Comparable Approach”), and an income approach based on a discounted cash flow analysis.
In August 2018, the FASB issued ASU 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement" which eliminates, adds and modifies certain disclosure requirements for fair value measurements as part of its disclosure framework project. The guidance is effective for all entities in fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, and early adoption is permitted. The Company determined that the adoption of this standard as of January 1, 2020 would not have a material impact on its financial statements.

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
Alice, Texas

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Forbes Energy Services, Ltd. (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 11 to the consolidated financial statements, the Company changed its method of accounting for leases in 2019 due to the adoption of Accounting Standards Codification Topic 842, Leases.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered recurring losses from operations and has been unable to renegotiate its expiring credit agreement which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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
March 23, 2020

Forbes Energy Services Ltd. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except par value amounts)

	December 31,
	2019	2018
Assets
Current assets
Cash and cash equivalents	$5,224	$8,083
Cash - restricted	73	73
Accounts receivable - trade, net	24,789	45,950
Accounts receivable - other	2,302	2,228
Prepaid expenses and other current assets	12,903	14,691
Total current assets	45,291	71,025
Property and equipment, net	125,409	148,608
Operating lease right-of-use assets	6,235	—
Intangible assets, net	12,339	13,980
Goodwill	—	19,700
Other assets	991	3,072
Total assets	$190,265	$256,385
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable - trade	$9,366	$17,841
Accrued interest payable	3,034	1,993
Accrued expenses	12,734	14,348
Current portion of operating lease liabilities	1,476	—
Current portion of long-term debt	72,059	59,321
Total current liabilities	98,669	93,503
Long-term operating lease liabilities, net of current portion	4,759	—
Long-term debt, net of current portion and debt discount	62,636	71,095
Deferred tax liability	245	357
Total liabilities	166,309	164,955
Commitments and contingencies (Note 10)
Stockholders’ equity
Common stock, $0.01 par value, 40,000 shares authorized, 5,523 and 5,439 shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively	55	54
Additional paid-in capital	150,892	149,968
Accumulated deficit	(126,991)	(58,592)
Total stockholders’ equity	23,956	91,430
Total liabilities and stockholders’ equity	$190,265	$256,385
The accompanying notes are an integral part of these consolidated financial statements.

Forbes Energy Services Ltd. and Subsidiaries
Consolidated Statements of Operations
(in thousands except, per share amounts)

	Year Ended December 31,
	2019	2018
Revenues
Well servicing	$91,521	$83,035
Coiled tubing	52,335	39,572
Fluid logistics	44,566	58,291
Total revenues	188,422	180,898
Expenses
Well servicing	72,980	67,889
Coiled tubing	51,982	32,384
Fluid logistics	34,635	46,552
Impairment of goodwill	19,222	—
General and administrative	24,065	25,390
Depreciation and amortization	29,404	30,543
Total expenses	232,288	202,758
Operating loss	(43,866)	(21,860)
Other income (expense)
Interest income	49	8
Interest expense	(24,726)	(11,158)
Pre-tax loss	(68,543)	(33,010)
Income tax benefit	(144)	(403)
Net loss	$(68,399)	$(32,607)

Loss per share of common stock
Basic and diluted	$(12.50)	$(6.07)

Weighted average number of shares of common stock outstanding
Basic and diluted	5,472	5,368
The accompanying notes are an integral part of these consolidated financial statements.

Forbes Energy Services Ltd. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
(in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2017	5,336	$53	$148,866	$(25,985)	$122,934
Share-based compensation	103	1	1,102	—	1,103
Net loss	—	—	—	(32,607)	(32,607)
Balance at December 31, 2018	5,439	$54	$149,968	$(58,592)	$91,430
Share-based compensation	84	1	924	—	925
Net loss	—	—	—	(68,399)	(68,399)
Balance at December 31, 2019	5,523	$55	$150,892	$(126,991)	$23,956

The accompanying notes are an integral part of these consolidated financial statements.

Forbes Energy Services Ltd. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(68,399)	$(32,607)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	29,404	30,543
Share-based compensation	925	1,103
Deferred tax benefit	(112)	(22)
Impairment of goodwill	19,222	—
Gain on disposal of assets	(4,552)	(1,337)
Bad debt expense	3,170	120
Amortization of debt discount/deferred financing costs/premium conversion	8,746	1,043
Interest paid-in-kind	9,113	4,285
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	18,692	(9,645)
Prepaid expenses and other assets	2,161	(2,663)
Accounts payable - trade	(8,475)	6,929
Accounts payable - related parties	—	(11)
Accrued expenses	(1,667)	505
Accrued interest payable	1,041	995
Net cash provided by (used in) operating activities	9,269	(762)
Cash flows from investing activities:
Purchases of property and equipment	(12,768)	(18,855)
Purchase of Cretic, net of cash acquired	285	(67,202)
Proceeds from sale of property and equipment	13,991	4,402
Net cash provided by (used in) investing activities	1,508	(81,655)
Cash flows from financing activities:
Payments for finance leases	(5,038)	(2,327)
Proceeds from Revolving Loan Agreement	4,000	—
(Payments for) proceeds from Term Loan Agreement	(12,598)	10,000
Proceeds from PIK Notes	4,422	—
Payments for debt issuance costs	—	(2,580)
(Payments for) proceeds from Bridge Loan	(4,422)	50,000
Net cash provided by (used in) financing activities	(13,636)	55,093
Net decrease in cash, cash equivalents and cash - restricted	(2,859)	(27,324)
Cash, cash equivalents and cash - restricted:
Beginning of period	8,156	35,480
End of period	$5,297	$8,156

The accompanying notes are an integral part of these consolidated financial statements.

Forbes Energy Services Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
1. Organization and Nature of Operations
Nature of Business
Forbes Energy Services Ltd., or FES Ltd., is an independent oilfield services contractor that provides well site services to oil and natural gas drilling and producing companies to help develop and enhance the production of oil and natural gas. These services include fluid hauling, fluid disposal, well maintenance, completion services, workovers and recompletions, plugging and abandonment, and tubing testing. The Company's operations are concentrated in the major onshore oil and natural gas producing regions of Texas, with an additional location in Pennsylvania. The Company offers a broad range of services, which extends from initial drilling, through production, to eventual abandonment of oil and natural gas wells.
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

3. Going Concern

The Company is required to evaluate whether there is a substantial doubt about its ability to continue as a going concern each reporting period. In evaluating the Company’s ability to continue as a going concern, management has considered conditions and events that could raise substantial doubt about the Company’s ability to continue as a going concern for one year following the date the Company’s financial statements are issued. These conditions and evaluations included the Company’s current financial condition and liquidity sources, including current cash balances, forecasted cash flows, the Company’s obligations due within twelve months of the date of these financial statements, including the Company’s obligations described in Note 9 - Long-Term Debt, and the other conditions and events described below.
The Company has incurred substantial net losses and losses from operations for the years ended December 31, 2019 and 2018. As of December 31, 2019, the Company had cash and cash equivalents of approximately $5.2 million. The Company has access to a working capital facility that is based on the Company’s accounts receivable and, as of December 31, 2019, had $4.1 million available to borrow under such facility. The Company’s Revolving Loan is due January 2021, which is within the 12-month going concern evaluation period and in addition has covenant provisions that cause the Company to be in default due to the modification of its independent auditors opinion with the inclusion of the emphasis of matter paragraph related to going concern (“Going Concern Opinion”). This covenant violation in the Revolving Loan Agreement allows the loan to be due on demand. Current negotiations to extend the maturity date have not been successful however a waiver for the Going Concern Opinion was obtained providing relief of default from the covenant violation through June 30, 2020. There can be no assurance that the Company will be able to negotiate an extension on the Revolving Loan, obtain future waivers, or have sufficient funds to repay such obligations when they come due. As of December 31, 2019 the Company has $4.0 million outstanding under its Revolving Loan, which is recorded as a current liability. An additional uncertainty for the Company relates to the possibility that there will not be sufficient authorized common shares to fully convert the $58.6 million accrued amount of PIK notes. In addition, the Company may not have access to other sources of external capital on reasonable terms or at all. We also expect to continue to experience volatility in market demand which create normal oil and gas price fluctuations as well as external market pressures due to effects of global health concerns such as COVID-19 and the oil price war triggered by Russia and Saudi Arabia that are not within our control.
Management’s plans to alleviate substantial doubt include: (i) completing its merger as further discussed in Note 20 - Subsequent Events, although the merger has been approved by both Superior and the Company’s respective Board of Directors, the transaction has not been finalized as of the date of this filing pending formal shareholder approval and customary regulatory filings (ii) continuing to discuss amendments of its debt with the Company’s current lenders in order to extend the term of the Revolving Loan; (iii) continue negotiating with the note holders of the mandatorily convertible note as to the terms of the conversion and/or complete a shareholder vote to authorize more common shares available for issuance.(iv) continuing to manage operating costs by actively pursuing cost cutting measures to maximize liquidity in line with current industry economic expectations; and/or (v) pursuing additional financings with existing and new lenders. Based on the uncertainty of achieving these goals and the significance of the factors described, there is substantial doubt as to the Company’s ability to continue as a going concern for a period of one year after the date these financial statements are issued.

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

	December 31, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term Loan Agreement	$57,506	$56,895	$62,335	$65,794
Bridge Loan	$—	$—	$49,568	$50,000
The Company has nonfinancial assets measured at fair value on a non-recurring basis which include property and equipment, intangible assets and goodwill for which fair value is calculated in connection with accounting for Cretic acquisition and impairment testing.  These fair value calculations incorporate a market and a cost approach and the inputs include projected revenue, costs, equipment utilization and other assumptions.  Given the unobservable inputs, those fair value measurements are classified as Level 3. As discussed in Note 6, the Company fully impaired its goodwill associated with the Cretic acquisition during 2019.
As discussed in Note 5, the Company acquired all of the outstanding units of Cretic Energy Services, LLC (Cretic). The acquisition of Cretic was accounted for as a business combination using the acquisition method of accounting. The estimated fair value allocated to certain property and equipment, identifiable intangible assets and goodwill were based on a combination of market, cost and income approaches.
Cash, Cash Equivalents and Cash - Restricted
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.
The Company's restricted cash served as collateral for certain outstanding letters of credit and the Company's corporate credit card program.
The following table provides a reconciliation of cash, cash equivalents and cash - restricted reported within the consolidated balance sheets to the same such amounts shown in the consolidated statements of cash flows (in thousands):

	December 31,
	2019	2018
Cash and cash equivalents	$5,224	$8,083
Cash - restricted	73	73
Cash and cash equivalents and cash - restricted as shown in the consolidated statement of cash flows	$5,297	$8,156
Revenue Recognition
The Company accounts for revenues under Accounting Standards Codification (ASC) Topic - 606 - Revenue from Contracts with Customers effective January 1, 2018, the core principle of which is that a company should recognize revenue to match the delivery of goods or services to customers to the consideration the company expects to be entitled in exchange for transferring goods or services to a customer. On January 1, 2018, the Company adopted ASC 606 on a modified retrospective basis for all contracts. As a result of the Company's adoption, there were no changes to the timing of the revenue recognition or measurement of revenue, and there was no cumulative effect of adoption as of January 1, 2018. Therefore, the only changes to the financial statements related to the adoption are in the disclosures as included here-in.
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
The following reflects changes in the Company's allowance for doubtful accounts:

Balance as of December 31, 2017	$1,581
Provision	120
Bad debt write-off	(515)
Balance as of December 31, 2018	1,186
Provision	3,170
Bad debt write-off	—
Balance as of December 31, 2019	$4,356
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
Intangible Assets
The Company's major classes of intangible assets consisted of its customer relationships, trade names and one covenant not to compete.
The Company expenses costs associated with extensions or renewals of intangible assets. There were no such extensions or renewals in the years ended December 31, 2019 and 2018. Amortization expense is calculated using the straight-line method.
Impairment of Long-Lived Assets
Long-lived assets include property and equipment and intangible assets. The Company tests its long-lived assets whenever events and changes in circumstances indicate the carrying amount of its net assets may not be recoverable. When an indicator of possible impairment exists, the Company uses estimated future undiscounted cash flows to assess recoverability of its long-lived assets. Impairment is indicated when future cash flows are less than the carrying amount of the assets. An impairment loss would be recorded in the period in which it is determined the carrying amount is not recoverable. The impairment loss is the amount by which the carrying amount exceeds the fair market value. The Company evaluated their long-lived assets for recoverability and determined that no impairment was indicated at December 31, 2019.
Goodwill
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
Deferred Financing Costs
The Company amortizes deferred financing costs over the period of the debt agreements on an effective interest basis, as a component of interest expense. The deferred financing costs are generally recorded on the consolidated balance sheet as a reduction to the respective long term debt, except for those deferred financing costs related to the Revolving Loan which is recorded as an other asset. Amortization of deferred financing costs was $1.7 million and $1.0 million for years ended December 31, 2019 and 2018, respectively.
Share-Based Compensation
The Company measures share-based compensation cost as of the grant date based on the estimated fair value of the award and recognizes compensation expense on a straight-line basis over the requisite service period. The Company classifies stock awards as either an equity award or a liability award. Equity classified awards are valued as of the grant date using market price. Liability classified awards are re-measured at fair value at the end of each reporting date until settled. Forfeitures are recognized as they occur.
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
Environmental
The Company is subject to extensive federal, state, and local environmental laws and regulations. These laws, which are constantly changing, regulate the discharge of materials into the environment and may require the Company to remove or mitigate the adverse environmental effects of the disposal or release of hazardous substances at various sites. Environmental expenditures are expensed or capitalized depending on their future economic benefit. Expenditures that relate to an existing condition caused by past operations and that have no future economic benefits are expensed. Liabilities for expenditures of a non-capital nature are recorded when environmental assessment and/or remediation is probable and the costs can be reasonably estimated. There were no material environmental liabilities as of December 31, 2019 or December 31, 2018.
Litigation and Self-Insurance
The Company estimates its reserves related to litigation and self-insured risks based on the facts and circumstances specific to the litigation and self-insured claims and its past experience with similar claims. The Company maintains accruals in the consolidated balance sheets to cover self-insurance retentions. Please see Note 10- Commitments and Contingencies for further discussion.
Recent Accounting Pronouncements
In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments", or ASU 2016-13, which introduces a new impairment model for financial instruments that is based on expected credit losses rather than incurred credit losses. The new impairment model applies to most financial assets, including trade accounts receivable. The amendments in ASU 2016-13 are effective for interim and annual reporting periods beginning after December 15, 2019 with early adoption permitted for annual periods beginning after December 15, 2018. In May and April 2019, the FASB issued ASU No. 2019-05 and ASU No. 2019-04, "Codification Improvements to Topic 326, Financial Instruments - Credit Losses" which further clarifies the ASU 2016-13. In November 2019, the FASB issued ASU No. 2019-10 “Financial Instruments-Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842)” which delayed, for smaller reporting companies, the mandatory effective date for interim and annual reporting periods beginning after December 15, 2022. The Company is currently in the process of evaluating the impact of adoption on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, "Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment", or ASU 2017-04, which addresses concerns over the cost and complexity of the two-step goodwill impairment test by removing the second step of the test. An entity will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit's carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The new guidance does not amend the optional qualitative assessment of goodwill impairment. ASU 2017-04 will be effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. During the third quarter of 2019, the Company adopted the guidance contained in ASU No. 2017-04, which removes the step 2 requirement to perform a hypothetical purchase price allocation to measure goodwill impairment. Goodwill impairment is the amount by which the Company’s single reporting unit carrying value exceeds its fair value, not to exceed the recorded amount of goodwill. To estimate the fair value of the Company’s equity, the Company used both a market approach based on the guideline companies’ method (“Market Comparable Approach”), and an income approach based on a discounted cash flow analysis.
In August 2018, the FASB issued ASU 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement" which eliminates, adds and modifies certain disclosure requirements for fair value measurements as part of its disclosure framework project. The guidance is effective for all entities in fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, and early adoption is permitted. The Company determined that the adoption of this standard as of January 1, 2020 would not have a material impact on its financial statements.

5. Acquisition of Cretic Energy Services, LLC
On November 16, 2018, the Company acquired 100% of the outstanding units of Cretic Energy Services, LLC (Cretic). The acquisition of Cretic was accounted for as a business combination using the acquisition method of accounting. The aggregate purchase price was $69.1 million in cash (including $2.2 million cash acquired).
The purchase price paid in the acquisition has been allocated to record the acquired assets and assumed liabilities based on their fair value. When determining the fair values of assets acquired and liabilities assumed, management made significant estimates, judgments and assumptions. Management estimated that consideration paid exceeded the fair value of the net assets acquired. Therefore, as of the time of the Cretic acquisition, goodwill of $19.7 million was recorded. The goodwill recorded was primarily attributable to synergies related to the Company’s coiled tubing business strategy that were expected to arise from the Cretic acquisition and was attributable to the Company’s coiled tubing segment. As discussed in Note 6, the Company recognizing a goodwill impairment charge of $19.2 million for the year ended December 31, 2019.
Proforma Results from the Cretic Acquisition (unaudited)
The Cretic acquisition contributed revenue and net loss of $5.9 million and $(1.1) million, respectively, to the results of the Company from the date of acquisition through December 31, 2018. The following unaudited consolidated pro forma information is presented as if the Cretic acquisition had occurred on January 1, 2018 (in thousands):

Pro Forma
Year ended
December 31, 2018
Revenue	$241,220

Net loss	$(36,048)

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

6. Goodwill and Other Intangible Assets
Goodwill
Goodwill totaled $0.0 million and $19.7 million at December 31, 2019 and 2018, respectively. The goodwill related to the acquisition of Cretic, which was attributable to the Company's coiled tubing reporting unit, and is deductible for tax purposes. A measurement period adjustment settled a dispute with the seller over the amount of debt assumed in the purchase of Cretic as of the acquisition date. During the third quarter of 2019, the Company recognized a measurement period adjustment of $0.5 million related to the acquisition of Cretic. The measurement period adjustment related to certain finance leases of $1.0 million being assigned back to the seller along with property and equipment of $0.8 million and a cash payment received from the seller of $0.3 million.
The Company completed a goodwill impairment test as of September 30, 2019. The Company’s forecasted future cash flow declined from prior estimates because the Company experienced challenging sales trends and a downturn in the coiled tubing segment. These declining cash flows in our coiled tubing segment during 2019 and lower than previously forecasted cash flows, resulted in the Company recognizing a goodwill impairment charge of $19.2 million for the year ended December 31, 2019.
The following table sets forth the changes in goodwill (in thousands):

Goodwill
Balance at December 31, 2018	$19,700
Measurement period adjustment	(478)
Impairment	(19,222)
Balance at December 31, 2019	$—

Other Intangible Assets
The following sets forth the identified intangible assets by major asset class (in thousands):

	Useful Life (years)	Gross Carrying Value	Accumulated Amortization	Net Book Value
December 31, 2019
Customer relationships	6-15	$11,378	$(2,079)	$9,299
Trade names	10-15	3,072	(515)	2,557
Covenants not to compete	4	1,505	(1,022)	483
		$15,955	$(3,616)	$12,339

December 31, 2018
Customer relationships	6-15	$11,378	$(832)	$10,546
Trade names	10-15	3,072	(496)	2,576
Covenants not to compete	4	1,505	(647)	858
		$15,955	$(1,975)	$13,980

Amortization expense for the years ended December 31, 2019 and 2018 was $1.6 million and $1.2 million, respectively. Future amortization of these intangibles will be as follows:

2020	$1,630
2021	1,360
2022	1,253
2023	1,253
2024	1,197
Thereafter	5,646
$12,339

7. Property and Equipment
Property and equipment consisted of the following (in thousands):

		December 31,
		2019	2018
Well servicing equipment	9-15 years	$132,562	$128,647
Autos and trucks	5-10 years	20,627	32,132
Autos and trucks - finance lease	5-10 years	22,136	20,416
Disposal wells	5-15 years	3,835	3,977
Building and improvements	5-30 years	6,216	5,705
Furniture, fixtures, and other	3-15 years	3,154	2,797
Land		647	868
		189,177	194,542
Accumulated depreciation		(63,768)	(45,934)
		$125,409	$148,608
Depreciation expense was $27.7 million and $29.3 million for the years ended December 31, 2019 and 2018, respectively. Depreciation of assets held under finance leases was $4.5 million and $3.4 million for the years ended December 31, 2019 and 2018, respectively, and is included in depreciation and amortization expense in the accompanying condensed consolidated statements of operations. Gain that resulted from the sale of property and equipment was $4.6 million and $1.3 million for the years ended December 31, 2019 and 2018, respectively, which are included in direct operating costs, within each reporting segment.

8. Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	December 31,
	2019	2018
Accrued wages	$1,192	$3,028
Accrued insurance	6,981	5,228
Accrued deferred interest	2,081	2,098
Accrued property taxes	1,470	1,064
Other accrued expenses	1,010	2,930
Total accrued expenses	$12,734	$14,348

9. Long-Term Debt
Long-term debt consisted of the following (in thousands):

	December 31,
	2019	2018
Term Loan Agreement of $47.4 million and $60.0 million, plus $12.4 million and $6.0 million of accrued interest paid-in-kind and net of debt discount of $2.3 million and $3.6 million as of December 31, 2019 and December 31, 2018, respectively	$57,506	$62,335
PIK Notes, plus $0.9 million of accrued interest paid-in-kind, and including $6.0 million accretion of interest and conversion premium as of December 31, 2019	58,646	—
Bridge Loan of $50.0 million, net of debt discount of $0.4 million as of December 31, 2018	—	49,568
Revolving Loan Agreement	4,000	—
Finance leases	10,045	13,319
Insurance notes	4,498	5,194
Total debt	134,695	130,416
Less: Current portion	(72,059)	(59,321)
Total long-term debt	$62,636	$71,095
Term Loan Agreement
On April 13, 2017, the Company entered into the Term Loan Agreement. FES LLC is the borrower, or the Borrower, under the Term Loan Agreement. The Borrower’s obligations have been guaranteed by FES Ltd. and by TES, CCF and FEI, each direct subsidiaries of the Borrower and indirect subsidiaries of FES Ltd. The Term Loan Agreement, as amended, provided for a term loan of $60.0 million, excluding paid-in-kind interest. Subject to certain exceptions and permitted encumbrances, the obligations under the Term Loan Agreement are secured by a first priority security interest in substantially all the assets of the Company other than accounts receivable, cash and related assets, which constitute priority collateral under the Revolving Loan Agreement (described below). The Term Loan Agreement has a stated maturity date of April 13, 2021.
Borrowings under the Term Loan Agreement bear interest at a rate equal to five percent (5%) per annum payable quarterly in cash, or the Cash Interest Rate, plus (ii) an initial paid-in-kind interest rate of seven percent (7%) commencing April 13, 2017 to be capitalized and added to the principal amount of the term loan or, at the election of the Borrower, paid in cash. The paid-in-kind interest increases by two percent (2%) twelve months after April 13, 2017 and every twelve months thereafter until maturity. Upon and after the occurrence of an event of default, the Cash Interest Rate will increase by two percentage points per annum. During the years ended December 31, 2019 and 2018, $6.4 million and $6.0 million of interest was paid-in-kind, respectively. At December 31, 2019 and 2018, the paid-in-kind interest rate was 11% and 9%, respectively.
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

Revolving Loan Agreement
In connection with the Cretic Acquisition, on November 16, 2018, the Company and certain of its subsidiaries, as borrowers, entered into a Credit Agreement (the “Revolving Loan Agreement”) with the lenders party thereto and Regions Bank, as administrative agent and collateral agent (the “Revolver Agent”). The Revolving Loan Agreement provides for $35 million of revolving loan commitments, subject to a borrowing base comprised of 85% of eligible accounts receivable, 90% of eligible investment grade accounts receivable and 100% of eligible cash, less reserves. The loans under the Revolving Loan Agreement are due in January 2021, accrue interest at a floating rate of LIBOR plus 2.50% - 3.25%, or a base rate plus 1.50% - 2.25%, with the margin based on the fixed charge coverage ratio from time to time. The Company is in violation of certain provisions of the Revolving Loan Agreement related to the Going Concern Opinion, which cause the loan to be in default. A limited waiver was obtained as described below, providing relief of this provision extending, through June 30, 2020, of the requirement to provide an unqualified opinion of the Company’s consolidated financial statements. Due to limitations of the waiver, which only included a time extension and not unconditional relief of providing an unqualified opinion from the independent auditors on the Company’s financial statements, the Company will not be able to remedy the violation once the waiver term expires, and there is no assurance that additional waivers can be obtained. As a result of the Company’s violation of the Revolving Loan Agreement provisions and only a conditional waiver obtained, the Company has recorded the outstanding balance of this note as a current liability as of December 31, 2019.
The Revolving Loan Agreement is secured on a first lien basis by substantially all assets of the Company and its subsidiaries, subject to an intercreditor agreement between the Revolver Agent and the Term Loan Agent which provides that the priority collateral for the Revolving Loan Agreement consists of accounts receivable, cash and related assets, and that the other assets of the Company and its subsidiaries constitute priority collateral for the Term Loan Agreement. At December 31, 2019, we had $4.0 million borrowings outstanding, $7.2 million in letters of credit outstanding and availability of $4.1 million.
February and March 2020 Revolving Loan Amendments, Term Loan Amendment and Term Loan Waiver
On February 3, 2020 the Company and Regions Bank entered into an amendment to its Revolving Loan effective December 31, 2019, which among other things, reinstated a minimum excess line availability covenant for the monthly periods from December 2019 through July 2020 and removed the requirement to test for the purpose of a financial covenant, the fixed charge coverage ratio for the monthly periods from December 2019 through June 2020.
On March 20, 2020, the Company and certain of its subsidiaries, as borrowers, entered into the Third Amendment and Temporary Limited Waiver to Credit Agreement (the “March 2020 Revolving Loan Amendment”) with the lenders party thereto and the Revolver Agent. Pursuant to the March 2020 Revolving Loan Amendment, the requirement for the Company to deliver an unqualified audit opinion for the fiscal year ended December 31, 2019 was waived until June 30, 2020 (the “Revolving Loan Agreement Temporary Waiver”). In addition, the commitments under the Revolving Loan Agreement were reduced from $35.0 million to $27.5 million, and interest under the Revolving Loan Agreement was increased from a range of LIBOR plus 2.50% to 3.25% or base rate plus 1.50% to 2.25% based on the fixed charge coverage ratio from time to time, to LIBOR plus 4.25% or base rate plus 3.25%.
On March 20, 2020, the Company, as a guarantor, FES LLC, as borrower, and certain of their subsidiaries, as guarantors, obtained a corresponding waiver under the Term Loan Agreement for the requirement to deliver an unqualified audit opinion for the fiscal year ended December 31, 2019.
On March 23, 2020, the Company, as a guarantor, FES LLC, as borrower, and certain of their subsidiaries, as guarantors, entered into Amendment No. 3 to Loan and Security Agreement (the “March 2020 Term Loan Amendment”) with the lenders party thereto and the Term Loan Agent. Pursuant to the March 2020 Term Loan Amendment, there will be no cross-default to the Revolving Loan Agreement resulting from the expiration of the Revolving Loan Agreement Temporary Waiver.
5% Subordinated Convertible PIK Notes
On March 4, 2019, the Company issued $51.8 million aggregate original principal amount of 5.00% Subordinated Convertible PIK Notes due June 30, 2020 (the “PIK Notes”). On March 4, 2019, the Company, as Issuer, and Wilmington Trust, National Association, as Trustee, entered into an Indenture governing the terms of the PIK Notes.
The PIK Notes bear interest at a rate of 5.00% per annum. Interest on the PIK Notes will be accrued and payable, or capitalized to principal if not permitted to be paid in cash, semi-annually in arrears on June 30 and December 31 of each year, commencing on June 30, 2019. The Company capitalized the PIK Note interest totaling $0.9 million on July 1, 2019 and $1.3 million on January 1, 2020, which corresponds to the date the interest was determined to be paid.
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
The PIK Notes are redeemable in whole or from time to time in part at the Company’s option at a redemption price equal to the sum of (i) 100.0% of the principal amount of the PIK Notes to be redeemed and (ii) accrued and unpaid interest thereon to, but excluding, the redemption date, which amounts may be payable in cash or in shares of the Company’s common stock, (subject to limitations, if any, in the documentation governing the Company’s senior indebtedness). If redeemed for the Company’s common stock the holder will receive a number of shares of the Company’s common stock calculated based on the Fair Market Value of a share of the Company’s common stock at such time, in each case less a 15% discount per share. The 15% discount represents an implied conversion premium at issuance which will be settled in common stock at the date of conversion.  As such, the face value of the PIK Notes will be accreted to the settlement amount at June 30, 2020.  For the year ended December 31, 2019, the Company recorded $4.2 million in interest expense related to the accretion of the conversion premium.
The Indenture contains provisions permitting the Company and the trustee in certain circumstances, without the consent of the holders of the PIK Notes, and in certain other circumstances, with the consent of the holders of not less than a majority in aggregate principal amount of the PIK Notes at the time outstanding to execute supplemental indentures modifying the terms of the Indenture and the PIK Notes as described It is also provided in the Indenture that, subject to certain exceptions, the holders of a majority in aggregate principal amount of the PIK Notes at the time outstanding may on behalf of the holders of all the PIK Notes waive any past default or event of default under the Indenture and its consequences.
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
Fair Market Value means fair market value as determined by (A) in the case of a marketed public offering, the offering price per share paid by public investors in such marketed public offering, (B) in the case of a Change of Control, the value of the consideration paid per share by the acquirer in the Change of Control transaction, or (C) in the case of mandatory conversion at the Maturity Date (or such earlier date as the Company shall elect to redeem the PIK Notes), such value as shall be determined by a nationally recognized investment banking firm engaged by the Board of Directors of the Company.
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
The exchange of the Bridge Loan for the PIK Notes was recognized as a modification of the Term Loan as the amended Term Loan, resulting from the exchange, was not substantially different from the Term Loan. As such, the net carrying value of the Term Loan was not adjusted and a new effective interest that equates the revised cash flows of the modified Term Loan to the existing carrying value of the Term Loan was computed and applied prospectively. Costs incurred with third parties of approximately $1.6 million, related to the issuance of the PIK Notes, were recognized in interest expense for the year ended December 31, 2019.
Effective November 14, 2019, each of Ascribe Capital LLC and Solace Capital Partners LP, on behalf of each of their funds that is a holder of PIK Notes issued under the Indenture which in the aggregate hold $48.9 million of face value of the PIK Notes as of December 31, 2019, agreed to extend the maturity date under the Indenture to November 30, 2020 of those  PIK Notes, the Excess PIK Notes, for which there are not at June 30, 2020 sufficient authorized shares of common stock of the Company to effect the mandatory conversion of the Excess PIK Notes, after giving effect to the conversion of PIK Notes held by other holders of PIK Notes who have not agreed to a maturity date extension or conversion deferral.  Each also agreed to defer the mandatory conversion feature under the Indenture for such Excess PIK Notes until after the Company’s stockholders have authorized sufficient additional shares of the Company’s common stock to permit such conversion.
Insurance Notes

During 2019 and 2018, the Company entered into insurance promissory notes for the payment of insurance premiums at an interest rate of 4.68% and 3.27% respectively, with an aggregate principal amount outstanding of approximately $4.5 million and $5.2 million as of December 31, 2019 and 2018, respectively. The amount outstanding could be substantially offset by the cancellation of the related insurance coverage which is classified in prepaid insurance. These notes are or were payable in nine monthly installments with maturity dates of August 15, 2020 and July 15, 2019, respectively.

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
The Company’s customer base consists primarily of multi-national and independent oil and natural gas producers. The Company does not require collateral on its trade receivables. For the year ended December 31, 2019 the Company’s largest customer, five largest customers, and ten largest customers constituted approximately 10%, 36%, and 45% of total revenues, respectively. For the year ended December 31, 2018, the Company's largest customer, five largest customers, and ten largest customers constituted approximately 14%, 44%, and 55% of total revenues, respectively. The loss of any one of the Company's top five customers would have a materially adverse effect on the revenues and profits of the Company. Further, the Company's trade accounts receivable are from companies within the oil and natural gas industry and as such the Company is exposed to normal industry credit risks. As of December 31, 2019, the Company's largest customer, five largest customers, and ten largest customers constituted approximately 19%, 34%, and 40% of trade accounts receivable, respectively. As of December 31, 2018, the Company's largest customer, five largest customers, and ten largest customers constituted approximately 5%, 28%, and 31% of trade accounts receivable, respectively. The Company continually evaluates its reserves for potential credit losses and establishes reserves for such losses.
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
As of December 31, 2019, the Company has a per occurrence $2.0 million deductible for general liability. The Company has an additional premium payable clause under its lead of $10.0 million limit excess policy that states in the event losses exceed $2.0 million, an additional loss premium of 15% will be payable for losses in excess of $2.0 million. The additional loss premium is payable at the time when the insurers pay for the loss and will be payable over a period agreed by the insurers.
As of December 31, 2018, the Company was self-insured with a retention for the first $250 thousand in general liability. The Company has an additional premium payable clause under its lead $10.0 million limit excess policy that states in the event losses exceed $1.0 million, an additional loss premium of 15% to 17% will be payable for losses in excess of $1.0 million. The additional loss premium is payable at the time when the insurers pay for the loss and will be payable over a period agreed by the insurers.
The Company has accrued liabilities totaling $7.0 million and $5.2 million as of December 31, 2019 and December 31, 2018, respectively, for the projected additional premium and self-insured portion of these insurance claims as of the financial statement dates. This accrual includes claims made as well as an estimate for claims incurred but not reported by using third party data and claims history as of the financial statement dates.
Other

The Company is currently undergoing sales and use tax audits for multi-year periods. The Company believes the outcome of these audits will not have a material adverse effect on its results of operations or financial position. Because certain of these audits are in a preliminary stage, an estimate of the possible loss or range of loss cannot reasonably be made.

11. Leases
The Company adopted a comprehensive new lease accounting standard, ASC 842, effective January 1, 2019. The details of the significant changes to the Company's accounting policies resulting from the adoption of the new standard are set out below. The Company adopted the standard on a prospective basis using the optional modified retrospective transition method; accordingly, the comparative information as of and for the year ended December 31, 2018 has not been adjusted and continues to be reported under the previous lease standard. Under the new lease standard, assets and liabilities that arise from all leases are required to be recognized on the balance sheet for lessees. Previously, only capital leases, which are now referred to as finance leases, were recorded on the balance sheet.
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
The Company is a lessee for operating leases, primarily related to real estate, salt water disposal wells and equipment. The vast majority of the Company's operating leases have remaining lease terms of 10 years or less, some of which include options to extend the leases, and some of which include options to terminate the leases. The Company generally does not include renewal or termination options in the assessment of leases unless extension or termination is deemed to be reasonably certain. The accounting for some leases may require significant judgment, which includes determining whether a contract contains a lease, determining the incremental borrowing rates to utilize in the net present value calculation of lease payments for lease agreements which do not provide an implicit rate, and assessing the likelihood of renewal or termination options. Incremental borrowing rate is determined by utilizing a fully collateralized rate for a fully amortizing loan with the same term as the operating lease. Salt water disposal well locations have fixed or both fixed and variable lease amounts where the variable lease payments are based on the volume of fluids injected into to the well and/or sales of products by the Company. The Company also has some lease agreements with lease and non-lease components, which are generally accounted for as a single lease component.
The Company is a lessee for finance leases related to autos and trucks and well servicing equipment. The vast majority of the Company's finance leases have remaining lease terms of three years or less, all of which include options to terminate the leases after one year and do not include options to extend the lease. For all finance leases, the Company is subject to a residual value guarantee established by the lessor and based upon the calculated net book value of the vehicle as of the date of early termination of the lease. The loans are collateralized by equipment purchased with the proceeds of such loans. For finance leases, the Company uses discount rates similar to incremental borrowing rates available for comparable equipment financing in the net present value calculation of lease payments. The Company's vehicle finance lease agreements contain lease and non-lease components, which are accounted for separately.
The following tables illustrate the financial impact of the Company's leases as of and for the year ended December 31, 2019, along with other supplemental information about the Company's leases (in thousands, except years and percentages):

Year Ended December 31, 2019
Components of lease expense:
Finance lease cost:
Amortization of right-of-use assets	$4,495
Interest on lease liabilities	529
Operating lease cost:
Lease expense (1)	1,838
Short-term lease cost	1,787
Total lease cost	$8,649
(1) Includes variable lease costs of $284 thousand for the year ended December 31, 2019.

December 31, 2019
Components of balance sheet:
Operating leases:
Operating lease right-of-use assets (non-current)	$6,235
Current portion of operating lease liabilities	$1,476
Long-term operating lease liabilities, net of current portion	$4,759
Finance leases:
Property and equipment, net	$14,467
Current portion of long-term debt	$4,915
Long-term debt, net of current portion and debt discount	$5,130

Year Ended December 31, 2019
Other supplemental information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$3,625
Operating cash flows for finance leases - interest	$529
Financing cash flows for finance leases	$5,038
Noncash activities from right-of-use assets obtained in exchange for lease obligations:
Operating leases	$7,390
Finance leases	$2,754
Weighted-average remaining lease term:
Operating leases	7.6 years
Finance leases	3.1 years
Weighted-average discount rate:
Operating leases	7.1%
Finance leases	5.1%

The following table summarizes the maturity of the Company's debt, operating and finance leases as of December 31, 2019 (in thousands):

	Debt	Operating Leases - Related Party	Operating Leases - Other	Finance Leases
2020	$61,198	$27	$2,037	$5,226
2021	59,800	—	1,042	3,886
2022	—	—	879	1,292
2023	—	—	749	162
2024	—	—	677	—
Thereafter	—	—	2,749	—
Total minimum payments	120,998	27	8,133	10,566
Less imputed interest	—	(1)	(1,924)	(521)
Less debt discount	(2,348)	—	—	—
Debt premium	6,000	—	—	—
Total debt and lease liabilities per balance sheet	$124,650	$26	$6,209	$10,045

The Company adopted ASC 842 on January 1, 2019 as noted above, and as required, the following disclosure is provided for periods prior to adoption. Future annual minimum lease payments and capital lease commitments as of December 31, 2018 were as follows (in thousands):

	Operating Leases - Related Party	Operating Leases - Other	Capital Leases
2020	$30	$986	$4,334
2021	8	946	3,375
2022	—	781	1,051
2023	—	386	—
Thereafter	—	1,350	—
Total	$38	$4,449	$8,760

12. Supplemental Cash Flow Information

	Year Ended December 31,
	2019	2018
	(in thousands)
Cash paid for
Interest	$4,324	$3,989
Income tax	—	—
Supplemental schedule of non-cash investing and financing activities
Finance leases on equipment	$2,754	$3,829
Change in accounts payable related to capital expenditures	$—	$(599)

13. Related Party Transactions
During the years ended December 31, 2019 and 2018 the Company incurred related party expenses, primarily related to rent, of $0.9 million and $1.1 million, respectively.
There was no related party revenue for the years ended December 31, 2019 and 2018.
As of December 31, 2019 and 2018, there were no related party accounts receivable or accounts payable.
In addition to such related party transactions above, Lawrence “Larry” First, a director of FES Ltd., serves as the Chief Investment Officer and Managing Director of Ascribe Capital LLC, or Ascribe, and Brett G. Wyard, also a director of FES Ltd., serves as a Managing Partner of Solace Capital Partners, or Solace. As of December 31, 2019, Ascribe and/or one or more of its affiliates was owed approximately $16.2 million of the aggregate principal amount of the Term Loan Agreement and approximately $28.7 million of the aggregate principle amount of the PIK Notes. As of December 31, 2019, Solace and/or one of its affiliates was owed approximately $14.8 million of the aggregate principal amount of the term loan covered by the Term Loan Agreement and approximately $21.1 million of the aggregate principal amount of the PIK Notes. Moreover, an affiliate of Solace and affiliates of Ascribe are parties to certain registration rights agreement by and among the Company and certain stockholders of the Company.

14. Earnings (loss) per Share

The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share amounts):

	Year Ended December 31,
	2019	2018
Basic and diluted:
Net loss	$(68,399)	$(32,607)
Weighted-average common shares	5,472	5,368
Basic and diluted net loss per share	$(12.50)	$(6.07)

There were 171,716 and 329,240 unvested restricted stock units that were not included in the calculation of diluted EPS for the years ended December 31, 2019 and 2018, respectively, because their effect would have been antidilutive.

15. Business Segment Information
The Company has three reportable segments organized based on its products and services—well servicing, coiled tubing and fluid logistics. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Upon the acquisition of Cretic, the Company evaluated its segment information and determined that coiled tubing represented a separate segment under current facts.
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

The following table sets forth certain financial information with respect to the Company’s reportable segments for the years ended December 31, 2019 and 2018 (in thousands):

	Well Servicing	Coiled Tubing	Fluid Logistics	Consolidated
Year ended December 31, 2019
Operating revenues	$91,521	$52,335	$44,566	$188,422
Direct operating costs	72,980	51,982	34,635	159,597
Segment profits	$18,541	$353	$9,931	$28,825
Depreciation and amortization	$9,697	$10,745	$8,962	$29,404
Capital expenditures (1)	$6,042	$6,709	$2,678	$15,429
Total assets	$65,401	$70,506	$44,504	$180,411
Long lived assets	$50,609	$59,094	$33,537	$143,240

Year ended December 31, 2018
Revenues	$83,035	$39,572	$58,291	$180,898
Direct operating costs	67,889	32,384	46,552	146,825
Segment profits	$15,146	$7,188	$11,739	$34,073
Depreciation and amortization	$10,324	$6,480	$13,739	$30,543
Capital expenditures (1)	$5,080	$12,961	$4,044	$22,085
Total assets	$79,236	$113,008	$50,955	$243,199
Long lived assets	$52,314	$84,588	$45,386	$182,288

(1) Capital expenditures listed above include all cash and non-cash additions to property and equipment, including finance leases and fixed assets recorded in accounts payable at year-end.

	Year Ended December 31,
	2019	2018
Reconciliation of Operating Loss As Reported:
Segment profits	$28,825	$34,073
Less:
Impairment of goodwill	19,222	—
General and administrative expense	24,065	25,390
Depreciation and amortization	29,404	30,543
Operating loss	(43,866)	(21,860)
Other income (expenses), net	(24,677)	(11,150)
Pre-tax loss	$(68,543)	$(33,010)

	December 31,
	2019	2018
Reconciliation of Total Assets As Reported:
Total reportable segments	$180,411	$243,199
Parent	9,854	13,186
Total assets	$190,265	$256,385

16. Revenue
The following tables show revenue disaggregated by primary geographical markets and major service lines for the years ended December 31, 2019 and 2018 (in thousands):

	Year ended December 31, 2019
Primary Geographical Markets	Well Servicing	Coiled Tubing	Fluid Logistics	Total
South Texas	$64,336	$16,652	$22,300	$103,288
East Texas (1)	5,089	—	1,941	7,030
Central Texas	—	—	10,842	10,842
West Texas	22,096	35,683	9,483	67,262
Total	$91,521	$52,335	$44,566	$188,422

	Year ended December 31, 2018
Primary Geographical Markets	Well Servicing	Coiled Tubing	Fluid Logistics	Total
South Texas	$41,505	$34,137	$28,745	$104,387
East Texas (1)	4,536	—	3,040	7,576
Central Texas	—	—	14,028	14,028
West Texas	36,994	5,435	12,478	54,907
Total	$83,035	$39,572	$58,291	$180,898

(1) Includes revenues from the Company's operations in Pennsylvania.

17. Income Taxes
Income tax benefit included in the consolidated statements of operations consisted of the following (in thousands):

	Year Ended December 31,
	2019	2018
Current:
Federal	$—	$—
State	(32)	104
Foreign	—	(485)
Total current income tax (benefit) expense	(32)	(381)
Deferred:
Federal	(112)	—
State	—	(22)
Foreign	—	—
Total deferred income tax (benefit) expense	(112)	(22)
Total income tax (benefit) expense	$(144)	$(403)

The differences between income taxes expected at the U.S. federal statutory income tax rate of 21% and the reported income tax benefit are summarized as follows (in thousands):

	Year Ended December 31,
	2019	2018
Income tax benefit at statutory rate	$(14,394)	$(6,932)
Nondeductible expenses	2,181	258
Change in deferred tax valuation allowance	20,989	(1,636)
Change in uncertain tax position	(8,282)	8,270
Foreign taxes	—	(472)
State taxes	(467)	46
Other	(171)	63
	$(144)	$(403)
Significant components of our deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$22,610	$6,993
Foreign tax credits	796	796
Acquisition expenses	491	855
Share-based compensation	418	141
Bad debts	965	252
Accrued expenses	1,546	2,529
Tax over book depreciation	4,195	7,019
Intangible assets	3,835	—
Operating lease liabilities	1,331	—
Disallowed interest expense	3,855	—
Other	171	102
Total deferred tax assets	40,213	18,687
Less: valuation allowance	(38,721)	(17,732)
Total deferred tax assets, net	$1,492	$955
Deferred tax liabilities:
Book over tax depreciation	$(356)	$(137)
Intangible assets	—	(1,175)
Operating lease right of use assets	$(1,381)	$—
Total deferred tax liabilities	$(1,737)	$(1,312)
Net deferred tax liability	$(245)	$(357)

As of December 31, 2019, the Company had net operating loss (“NOL”) carryforwards for federal income tax purposes of approximately $106.6 million, of which $52.0 million will begin to expire in 2033 if not utilized to offset taxable income, and $54.6 million may be carried forward indefinitely. Future changes in ownership, as defined by Section 382 of the IRC, could limit the amount of NOL carryforwards used in any one year.
In general, under Sections 382 and 383 of the IRC, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs and certain tax credits, to offset future taxable income and tax. Generally, an ownership change occurs if the aggregate stock ownership of certain stockholders changes by more than 50 percentage points over such stockholders’ lowest percentage of ownership during the testing period (generally three years). In connection with our emergence from Chapter 11 proceedings in 2017, we experienced an ownership change for the purposes of Section 382. The ownership change did not result in the expiration of any pre-change NOLs. However, any subsequent ownership changes under the provisions of Section 382 could further adversely affect the use of our NOLs in future periods.

At December 31, 2019 and 2018, the Company placed a valuation allowance of $38.7 million and $17.7 million, respectively, against the entirety of its net deferred tax asset balance, as the Company has not determined that it is more likely than not to be realized. The change in the valuation allowance was $21.0 million for the year ended December 31, 2019.
During the year ended December 31, 2018, the Company derecognized $39.4 million of NOLs as an uncertain tax position (representing $8.3 million of deferred tax asset). The uncertain tax position resulted from an administrative error when our 2017 federal income tax return was filed, which inadvertently omitted an election out of the provisions of Section 382(l)(5). The Company filed for 9100 relief, requesting an extension of time to file the missing election. While the Company believed we had a strong set of facts, the decision to grant relief was at the discretion of the IRS. Based on this, we could not conclude “more likely than not” and the deferred tax asset was derecognized as of December 31, 2018. On September 12, 2019 the IRS granted the request and an amended 2017 federal income tax return was filed in accordance with the granted relief. As a result, the Company reinstated $39.4 million of NOL carryforwards, representing a deferred tax asset of $8.3 million at December 31, 2019.
The Company files U.S. federal, U.S. state, and foreign tax returns, and is generally no longer subject to tax examinations for fiscal years prior to 2015.

18. Share-Based Compensation
Management Incentive Plan
The Management Incentive Plan became effective on April 13, 2017.
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
The maximum number of shares of common stock that may be issued or transferred pursuant to awards under the Management Incentive Plan is 750,000, which number may be increased with the approval of FES Ltd.’s stockholders. If any outstanding award granted under the Management Incentive Plan expires or is terminated or canceled without having been exercised or settled in full, or if shares of common stock acquired pursuant to an award subject to forfeiture are forfeited, the shares of common stock allocable to the terminated portion of such award or such forfeited shares will revert to the Management Incentive Plan and will be available for grant under the Management Incentive Plan as determined by the Compensation Committee in consultation with the Chairman of the Board, subject to certain restrictions.
In the event of any change in the outstanding shares of common stock by reason of a stock split, stock dividend or other non-recurring dividends or distributions, recapitalization, merger, consolidation, spin-off, combination, repurchase or exchange of stock, reorganization, liquidation, dissolution or other similar corporate transaction, an equitable adjustment will be made in order to prevent dilution or enlargement of the benefits or potential benefits intended to be made available under the Management Incentive Plan. Such adjustment may include an adjustment to the maximum number and kind of shares of stock or other securities or other equity interests as to which awards may be granted under the Management Incentive Plan, the number and kind of shares of stock or other securities or other equity interests subject to outstanding awards and the exercise price thereof, if applicable.
Restricted Stock Unit activity under the Management Incentive Plan was as follows (in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2017	363,600	$11.00
Granted	86,400	$4.70
Vested	(103,680)	$9.92
Forfeited	(17,080)	$11.00
Unvested as of December 31, 2018	329,240	$9.68
Granted	—	$—
Vested	(85,534)	$11.00
Forfeited	(71,990)	$5.14
Unvested as of December 31, 2019	171,716	$11.00

Share based compensation expense recognized under the Management Incentive Plan was $0.9 million and $1.1 million during the years ended December 31, 2019 and 2018, respectively. As of December 31, 2019, unrecognized compensation cost was approximately $1.7 million to be recognized over approximately 1.7 years.
19. Equity Securities
The Company's common stock carries the following rights:
•     Voting. Holders of common stock are entitled to one vote per share of common stock owned as of the relevant record date on all matters submitted to a vote of stockholders. Except as otherwise required by Delaware law, holders of common stock (as well as holders of any preferred stock of FES Ltd. entitled to vote with such common stockholders) vote together as a single class on all matters presented to the stockholders for their vote or approval, including the election of directors. The election of directors is determined by a plurality of the votes cast by the stockholders present in person or represented by proxy at the meeting and entitled to vote thereon. All other matters are determined by the vote of a majority of the votes cast by the stockholders present in person or represented by proxy at the meeting and entitled to vote thereon, unless the matter is one upon which, by applicable law, the rules or regulations of any stock exchange applicable to FES Ltd., the Certificate of Incorporation of FES Ltd., or the Certificate of Incorporation, or the Second Amended and Restated Bylaws of FES Ltd., or the Bylaws, a different vote is required, in which case such provision shall govern and control the decision of such matter.
•     Dividends. Subject to provisions of applicable law and the Certificate of Incorporation, dividends may be declared by and at the discretion of the Board at any meeting and may be paid in cash, in property, or in shares of stock of FES Ltd.
•     Liquidation, dissolution or winding up. Except as otherwise required by the Certificate of Incorporation or the Bylaws, in the event of the liquidation, dissolution or winding-up of FES Ltd., holders of common stock will have all rights and privileges typically associated with such securities as set forth in the General Corporation Law of the State of Delaware in relation to rights upon liquidation.
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
•     Other rights. Holders of common stock have no preemptive, redemption, conversion or sinking fund rights.
The rights, preferences, and privileges of the holders of common stock will be subject to, and may be adversely affected by, the rights of the holders of any series of preferred stock that may be issued by FES Ltd.
20. Subsequent Events
Mergers
On December 23, 2019, the Company announced that it had entered into an Agreement and Plan of Merger dated as of December 19, 2019 (as amended, supplemented, and modified from time to time, the “Merger Agreement”) with Superior Energy Services, Inc., a Delaware corporation (“Superior”), New NAM, Inc., a Delaware corporation and a newly formed, wholly owned subsidiary of Superior which, prior to the completion of the mergers, will hold the Superior’s North American Business and its associated assets and liabilities (“NAM”), Spieth Newco, Inc., a Delaware corporation and a newly formed, wholly owned subsidiary of the Company (“Newco”), Spieth Merger Sub, Inc., a Delaware corporation and a newly formed, wholly owned subsidiary of Newco (“NAM Merger Sub”), and Fowler Merger Sub, Inc., a Delaware corporation and a newly formed, wholly owned subsidiary of Newco (“Forbes Merger Sub”), pursuant to which, upon the terms and subject to the conditions set forth in the Merger Agreement, NAM Merger Sub will merge with and into NAM (the “NAM Merger”) and Forbes Merger Sub will merge with and into the Company (the “Forbes Merger,” and together with the NAM Merger, the “Mergers”), with each of NAM and the Company continuing as surviving entities and wholly owned subsidiaries of Newco.
Effective immediately prior to the record date for the special meeting of the Company’s stockholders, Ascribe Capital LLC and its affiliates (collectively, the “Ascribe Entities”), and Solace Capital Partners, L.P. and its affiliates (collectively, “Solace”) have each agreed to exchange a portion of the Company’s 5.00% Subordinated Convertible PIK Notes due June 30, 2020 (the “Forbes Convertible PIK Notes”), including all accrued interest thereon, then held by them in exchange for shares of the Company’s common stock (the “Forbes PIK Exchange”). Immediately prior to the effective time of the Mergers, the balance of the aggregate principal amount of Forbes Convertible PIK Notes that is held by the Ascribe Entities and Solace will be contributed to Newco in exchange for shares of Newco Class A common stock (the “Forbes PIK Contribution”). Prior to the effective time of the Mergers, the Company will cause the aggregate principal amount of the Forbes Convertible PIK Notes outstanding at such time that is not held by the Ascribe Entities or Solace to convert into shares of the Company’s common stock in accordance with the Indenture governing the Forbes Convertible PIK Notes (the “Forbes PIK Conversion”). Immediately prior to the effective time of the Mergers, the Company will cause the aggregate principal amount outstanding under its Term Loan Agreement, together with accrued interest thereon, that is held by the Ascribe Entities and Solace as of immediately prior to the closing of the Mergers to be exchanged for approximately $30 million in newly issued mandatory convertible preferred shares of Newco (the “Preferred Stock”). The Preferred Stock will be entitled to cash dividends at a rate of 5% per annum, payable semi-annually, and will be subject to mandatory conversion on the third anniversary of the closing of the Mergers into a number of shares of Newco Class A common stock equal to 20% of the outstanding shares of Newco common stock outstanding at the closing of the Mergers on a fully diluted basis.
At the effective time of the Mergers, the holders of the Company’s common stock (i) issued and outstanding immediately prior to the effective time of the Mergers, which will include the Company’s restricted stock units granted under the Company’s equity compensation plans (“Forbes Outstanding Common Stock”), (ii) that are issuable upon consummation of the Forbes PIK Exchange, (iii) that are issuable upon the consummation of the Forbes PIK Contribution and (iv) that are issuable upon the Forbes PIK Conversion, collectively, will have the right to receive a number of shares of Newco Class A common stock that is equal to 35% of the shares of Newco common stock issued and outstanding after giving effect to the Mergers (the “Forbes Exchange Ratio”), subject to adjustment as described below. The balance of the Newco common stock issued and outstanding after giving effect to the Mergers will be owned by a subsidiary of Superior. If, immediately prior to the completion of the Mergers, the Company’s net debt (as defined in the Merger Agreement) exceeds $3.0 million (the “Forbes target net debt”), then the Forbes Exchange Ratio will be decreased on a pro rata basis by 0.25% for each $700,000 of the Company’s net debt in excess of the Company’s target net debt (provided that such decrease will not exceed 0.73%). The shares of Newco Class A common stock received by the holders of the Company’s common stock and Forbes Convertible PIK Notes in the Forbes Merger are referred to as the “Forbes Merger Consideration”. An aggregate of 1.5% of the Forbes Merger Consideration will be allocated, pro rata, to the holders of Forbes Outstanding Common Stock, and an aggregate of 98.5% of the Forbes Merger Consideration will be allocated, pro rata, to (x) the holders of Forbes Convertible PIK Notes exchanged pursuant to the Forbes PIK Exchange, (y) the holders of Forbes Convertible PIK Notes contributed pursuant to the Forbes PIK Contribution, and (z) the holders of Forbes Convertible PIK Notes converted pursuant to the Forbes PIK Conversion. After the mandatory conversion of the Preferred Stock, former stockholders of the Company, holders of Forbes Convertible PIK Notes, and holders of Preferred Stock would, collectively, own a 48% economic interest in the common stock of Newco, with the balance held indirectly by Superior.
The Merger Agreement, and the transactions contemplated thereby, have been approved by the Company’s Board of Directors, the special committee of the Company’s Board of Directors, and the Superior Board of Directors. Newco filed a preliminary proxy statement/prospectus on February 13, 2020. In connection with the Merger Agreement, certain stockholders of the Company, including the Ascribe Entities and Solace, entered into voting and support agreements. The Company stockholders that are party to the voting agreements have committed to vote the shares of the Company’s common stock they beneficially own in favor of the adoption of the Merger Agreement and any other matters necessary for the consummation of the transaction contemplated by the Merger Agreement, including the Mergers. Following the exchange described above, Ascribe and Solace will have the ability to approve the Merger Agreement and the Forbes Merger without the vote of any other stockholder.
The mergers are expected to close in the second quarter of 2020, subject to the satisfaction or waiver of customary closing conditions, including approval of the Merger Agreement by the Company’s stockholders and satisfaction of certain financing conditions.
Economic Developments

The Company is monitoring the recent reductions in commodity prices driven by the potential impact of the COVID-19 virus, along with global supply and demand dynamics and the recent oil price war triggered by Russia and Saudi Arabia. The Company determined that these triggering events will require the Company to test its long-lived assets for recoverability in subsequent periods. It is reasonably possible that the carrying value of certain assets may not be recoverable. The extent to which these events may impact the Company’s business will depend on future developments, which are highly uncertain and cannot be predicted at this time. The duration and intensity of these impacts and resulting disruption to the Company’s operations is uncertain and the Company will continue to assess the financial impact.
Other Events
In January 2020, a well control incident occurred on a producing well operated by a third party. Three fatalities and one injury are documented. The Company was one of the contractors engaged to perform a workover operation on the subject well.  Lawsuits have been filed against the operator of the well and the engaged contractors, including Forbes. The Company has filed claims with its insurance carriers and has received the customary acknowledgments and reservations of rights from the carriers, and will assert indemnification claims against the operator and the engaged contractors. The Company is cooperating with regulatory investigations and is engaged in the above lawsuits, both of which are in early stages, and as a result, is unable to estimate a possible range of loss, if any, at this time.

Item 9. Changes in or Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company's management, with the participation of its chief executive officer and chief financial officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of December 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SECs rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company's disclosure controls and procedures as of December 31, 2019, the Company's chief executive officer and chief financial officer concluded that, as of such date, the Company's disclosure controls and procedures over financial reporting were effective.
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
The Company's management conducted an evaluation of the effectiveness of internal control over financial reporting based on the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation of the Company's internal control over financial reporting as of December 31, 2019, the Company's chief executive officer and chief financial officer concluded that, as of such date, the Company's internal control over financial reporting is effective.
Pursuant to Regulation S-K Item 308(b), this Annual Report on Form 10-K does not include an attestation report of our Company's independent registered public accounting firm regarding internal control over financial reporting.
Changes in Internal Control Over Financial Reporting
No change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fourth quarter of 2019 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.	Other Information
Entry into Material Definitive Agreements
On March 20, 2020, the Company and certain of its subsidiaries, as borrowers, entered into the Third Amendment and Temporary Limited Waiver to Credit Agreement (the “March 2020 Revolving Loan Amendment”), with the lenders party thereto and the Revolver Agent. Pursuant to the March 2020 Revolving Loan Amendment, the requirement for the Company to deliver an unqualified audit opinion for the fiscal year ended December 31, 2019 was waived until June 30, 2020 (the “Revolving Loan Agreement Temporary Waiver”). In addition, the commitments under the Revolving Loan Agreement were reduced from $35 million to $27.5 million, and interest under the Revolving Loan Agreement was increased from a range of LIBOR plus 2.50% to 3.25% or base rate plus 1.50% to 2.25% based on the fixed charge coverage ratio from time to time, to LIBOR plus 4.25% or base rate plus 3.25%. The March 2020 Revolving Loan Amendment was conditioned upon, and was entered into concurrently with, a waiver of the requirement under the Term Loan Agreement that the Company deliver an unqualified audit opinion for the fiscal year ended December 31, 2019.
On March 23, 2020, the Company, as a guarantor, FES LLC, as borrower, and certain of their subsidiaries, as guarantors, entered into Amendment No. 3 to Loan and Security Agreement (the “March 2020 Term Loan Amendment”) with the lenders party thereto and the Term Loan Agent. Pursuant to the March 2020 Term Loan Amendment, there will be no cross-default to the Revolving Loan Agreement resulting from the expiration of the Revolving Loan Agreement Temporary Waiver.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required under this item will be filed in a definitive proxy statement within 120 days after December 31, 2019 pursuant to General Instruction G(3) of Form 10-K.

Item 11.	Executive Compensation
The information required under this item will be filed in a definitive proxy statement within 120 days after December 31, 2019 pursuant to General Instruction G(3) of Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required under this item will be filed in a definitive proxy statement within 120 days after December 31, 2019 pursuant to General Instruction G(3) of Form 10-K.

Item 13.	Certain Relationships and Related Transaction, and Director Independence
The information required under this item will be filed in a definitive proxy statement within 120 days after December 31, 2019 pursuant to General Instruction G(3) of Form 10-K.

Item 14.	Principal Accounting Fees and Services
The information required under this item will be filed in a definitive proxy statement within 120 days after December 31, 2019 pursuant to General Instruction G(3) of Form 10-K.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	The following items are filed as part of this report:

1.	Financial Statements. The financial statements and information required by Item 8 appear on pages 38 through 66 of this report. The Index to Consolidated Financial Statements appears on page 38.

2.	Financial Statement Schedules. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

3.	Exhibits. The Exhibits set forth below.

Number		Description of Exhibits
3.1	—	Certificate of Incorporation of Forbes Energy Services Ltd. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 8-A filed April 18, 2017).
3.2	—	Second Amended and Restated Bylaws of Forbes Energy Services Ltd. (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 8-A filed April 18, 2017).
4.1	—	Specimen Certificate for the Company’s common stock, $0.01 par value (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A filed April 18, 2017).
4.2	—
Indenture, dated as of March 4, 2019 between Forbes Energy Services Ltd. and Wilmington Trust, National Association, as trustee (including form of Note) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 4, 2018).

4.3*	—	Description of Forbes Energy Services Ltd.'s Securities registered under Section 12 of the Securities Exchange Act of 1934
10.1	—
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

10.8	—	Form of Time-Based Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed May 15, 2017).
10.9	—	Form of Exit Financing Time-Based Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q filed May 15, 2017.
10.10	—	Form of Performance-Based Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q filed May 15, 2017).
10.11	—
Merger Agreement, dated as of November 16, 2018, by and among Forbes Energy Services LLC, as buyer, Cobra Transitory Sub LLC, as Merger Sub, Cretic Energy Services, LLC, as the Company and Catapult Energy Services Group, LLC, as the Holders Representative and Paying Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 23, 2018).

10.12	—
Revolving Loan Agreement, dated November 16, 2018, by and among the Company and certain of its subsidiaries, as borrowers, the lenders party thereto and Regions Bank, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed November 23, 2018).

10.13	—
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

10.14	—
Employment Agreement, effective November  16, 2018, by and between Joe Michetti and Forbes Energy Services LLC (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed November 23, 2018).

10.15	—
Extension and Deferral Agreement dated November 14, 2019 by and among Forbes Energy Services Ltd and certain PIK Note holders (incorporated by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q filed November 14, 2019).

10.16	—
Agreement and Plan of Merger dated as of December 18, 2019, by and among Superior Energy Services, Inc., New NAM Inc, Forbes Energy Services Ltd., Spieth Merger Sub, Inc. and Fowler Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Company's current report on Form 8-K filed December 23, 2019).

10.17	—
Amendment No. 1 to Agreement and Plan of Merger, dated February 20, 2020, by and among Superior Energy Services, Inc., New NAM Inc, Forbes Energy Services Ltd., Spieth Merger Sub, Inc. and Fowler Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Company's current report on Form 8-K filed February 26, 2020).

10.18*	—
Amendment No. 2 to Loan and Security Agreement and Pledge and Security Agreement, dated as of May 28, 2019, by and among Forbes Energy Services LLC, the guarantors party thereto hereto, the lenders party thereto, and Wilmington Trust, National Association, as agent for the secured parties.

10.19*	—
First Amendment to Credit Agreement, dated as of May 28, 2019, by and among Forbes Energy Services Ltd., the borrowers party thereto, the lenders party thereto, and Regions Bank, as administrative agent and collateral agent for the lenders.

10.20*	—
Second Amendment to Credit Agreement, dated as of February 3, 2020, by and among Forbes Energy Services Ltd., the borrowers party thereto, the lenders party thereto, and Regions Bank, as administrative agent and collateral agent for the lenders.

10.21*	—
Third Amendment to Credit Agreement, dated as of March 20, 2020, by and among Forbes Energy Services Ltd., the borrowers party thereto, the lenders party thereto, and Regions Bank, as administrative agent and collateral agent for the lenders.

10.22*	—
Amendment No. 3 to Loan and Security Agreement and Pledge and Security Agreement, dated as of March 23, 2020, by and among Forbes Energy Services LLC, the guarantors party thereto hereto, the lenders party thereto, and Wilmington Trust, National Association, as agent for the secured parties.

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

Item 16. Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Alice, the State of Texas, on March 23, 2020.

FORBES ENERGY SERVICES LTD.
By:	/S/ JOHN E. CRISP
John E. Crisp
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN E. CRISP (John E. Crisp)	Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)	March 23, 2020

/s/ L. MELVIN COOPER (L. Melvin Cooper)	Senior Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	March 23, 2020

/s/ LAWRENCE FIRST (Lawrence First)	Director	March 23, 2020

/s/ BRETT G. WYARD (Brett G. Wyard)	Director	March 23, 2020

/s/ ROME G. ARNOLD III (Rome G. Arnold III)	Director	March 23, 2020

/s/ PAUL S. BUTERO (Paul S. Butero)	Director	March 23, 2020