Form 10-Q
period 2020-03-31
Forbes Energy Services Ltd.
filed 2020-06-30
CIK 1434842

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________________________
Form 10-Q
__________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    ☐  Yes    ☒  No
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court (as defined in Exchange Act Rule 12b-2).    ☒  Yes    ☐  No
The were 7,171,152 shares of the registrant's common stock outstanding as of June 26, 2020.

FORBES ENERGY SERVICES LTD.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q and any oral statements made in connection with it include certain forward-looking statements within the meaning of the federal securities laws. You can generally identify forward-looking statements by the appearance in such a statement of words like “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project” or “should” or other comparable words or the negative of these words. When you consider our forward-looking statements, you should keep in mind the risk factors we describe and other cautionary statements we make in this Quarterly Report on Form 10-Q. Our forward-looking statements are only predictions based on expectations that we believe are reasonable. Our actual results could differ materially from those anticipated in, or implied by, these forward-looking statements as a result of known risks and uncertainties set forth below and elsewhere in this Quarterly Report on Form 10-Q. These factors include or relate to the following:

•	the impact of the termination of the Merger Agreement (as defined herein) on our business and financial results;

•	the effect of the continuing industry-wide downturn in and the cyclical nature of, energy exploration and development activities;

•	continuing incurrence of operating losses and unavailability of sources of liquidity due to such downturn;

•	oil and natural gas commodity prices;

•	market response to global demands to curtail use of oil and natural gas;

•	capital budgets and spending by the oil and natural gas industry;

•	the ability or willingness of the Organization of Petroleum Exporting Countries, or OPEC, to set and maintain production levels for oil;

•	oil and natural gas production levels by non-OPEC countries;

•	supply and demand for oilfield services and industry activity levels;

•	our ability to maintain stable pricing;

•	the impact on our markets of the outbreak of epidemic or pandemic disease, including COVID-19;

•	possible impairment of our long-lived assets;

•	potential for excess capacity;

•	competition;

•	substantial capital requirements;

•	significant operating and financial restrictions under the Revolving Loan Agreement and the Term Loan Agreement (each as defined herein);

•	technological obsolescence of operating equipment;

•	dependence on certain key employees;

•	concentration of customers;

•
substantial additional costs of compliance with reporting obligations, the Sarbanes-Oxley Act, the Term Loan Agreement, the Revolving Loan Agreement and the 5% Subordinated Convertible PIK Notes covenants;

•	seasonality of oilfield services activity;

•	collection of accounts receivable;

•	environmental and other governmental regulation;

•	the potential disruption of business activities caused by the physical effects, if any, of climate change;

•	risks inherent in our operations;

•	ability to fully integrate future acquisitions;

•	variation from projected operating and financial data;

•	variation from budgeted and projected capital expenditures;

•	volatility of global financial markets; and

•	the other factors discussed under “Risk Factors” beginning on page 10 of the Annual Report on Form 10-K for the year ended December 31, 2019.
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

SPECIAL NOTE REGARDING RELIANCE ON RELIEF ORDER
On May 12, 2020, Forbes Energy Services Ltd. (the “Company,” “we,” or “us”) filed a Current Report on Form 8-K (the “Form 8-K”) in compliance with and in reliance upon SEC Release No. 34-88465 (the “Relief Order”) issued by the SEC on March 25, 2020. The Relief Order provides relief to public companies that are unable to timely comply with their filing obligations as a result of the COVID-19 pandemic by extending, subject to the conditions of the Relief Order, the filing deadline by up to 45 days for certain Exchange Act reports due on or before July 1, 2020. By filing the Form 8-K, the Company, among other things, extended the time of filing the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (the “Form 10-Q”), until no later than June 29, 2020.
Disruptions and changes to the Company’s business caused by COVID-19 required that the Company perform additional analyses relating to COVID-19’s potential impact on our consolidated financial statements; moreover, the Company’s operations and business have experienced disruptions due to the unprecedented conditions surrounding COVID-19. These disruptions include, but are not limited to, office closures and communication issues between the Company and its professional advisors due to suggested and mandated social quarantining and work from home orders. The disruptions in staffing, communications and access to personnel have resulted in delays, limited support and insufficient review. The Company was also delayed in preparing the Form 10-Q due to delays in obtaining information from third parties who have similarly been unavailable and impacted by COVID-19. Due to these disruptions and additional requirements, the Company was unable to timely file the Form 10-Q, originally due on May 15, 2020.

PART I—FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements

Forbes Energy Services Ltd.
Condensed Consolidated Balance Sheets (unaudited)
(in thousands, except par value amounts)

	March 31, 2020	December 31, 2019
Assets
Current assets
Cash and cash equivalents	$8,120	$5,224
Cash - restricted	73	73
Accounts receivable - trade, net	19,450	24,789
Accounts receivable - other	490	2,302
Prepaid expenses and other current assets	9,936	12,903
Total current assets	38,069	45,291
Property and equipment, net	81,101	125,409
Operating lease right-of-use assets	5,496	6,235
Intangible assets, net	8,044	12,339
Other assets	760	991
Total assets	$133,470	$190,265

Liabilities and Stockholders’ (Deficit) Equity
Current liabilities
Accounts payable - trade	$10,498	$9,366
Accrued interest payable	2,383	3,034
Accrued expenses	12,766	12,734
Current portion of operating lease liabilities	790	1,476
Current portion of long-term debt	73,745	72,059
Total current liabilities	100,182	98,669
Long-term operating lease liabilities, net of current portion	4,706	4,759
Long-term debt, net of current portion and debt discount	64,110	62,636
Deferred tax liability	102	245
Total liabilities	169,100	166,309
Commitments and contingencies (Note 8)
Stockholders’ (deficit) equity
Common stock, $0.01 par value, 40,000 shares authorized, 5,523 shares issued and outstanding at March 31, 2020 and December 31, 2019	55	55
Additional paid-in capital	151,122	150,892
Accumulated deficit	(186,807)	(126,991)
Total stockholders’ (deficit) equity	(35,630)	23,956
Total liabilities and stockholders’ (deficit) equity	$133,470	$190,265
The accompanying notes are an integral part of these condensed consolidated financial statements.

Forbes Energy Services Ltd.
Condensed Consolidated Statements of Operations (unaudited)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2020	2019
Revenues
Well servicing	$15,089	$24,750
Coiled tubing	8,222	20,010
Fluid logistics	7,152	13,628
Total revenues	30,463	58,388

Expenses
Well servicing	13,354	17,549
Coiled tubing	8,303	17,938
Fluid logistics	7,029	10,652
General and administrative	5,911	6,825
Impairment of property and equipment	40,030	—
Impairment of intangible assets	3,887	—
Depreciation and amortization	6,119	9,439
Total expenses	84,633	62,403
Operating loss	(54,170)	(4,015)

Other income (expense)
Interest income	5	3
Interest expense	(5,753)	(7,686)
Pre-tax loss	(59,918)	(11,698)
Income tax benefit	(102)	(64)
Net loss	$(59,816)	$(11,634)

Loss per share of common stock
Basic and diluted	$(10.83)	$(2.14)

Weighted average number of shares of common stock outstanding:
Basic and diluted	5,523	5,442
The accompanying notes are an integral part of these condensed consolidated financial statements.

Forbes Energy Services Ltd.
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(59,816)	$(11,634)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	6,119	9,439
Share-based compensation	230	253
Deferred tax benefit	(143)	(48)
Gain on disposal of assets	(297)	(1,117)
Bad debt expense	70	120
Amortization of debt discount/deferred financing costs/premium conversion	2,489	2,154
Impairment of property and equipment	40,030	—
Impairment of intangible assets	3,887	—
Interest paid-in-kind	2,987	3,172
Changes in operating assets and liabilities:
Accounts receivable	7,081	(2,999)
Prepaid expenses and other assets	1,473	(597)
Accounts payable - trade	1,132	(1,252)
Accrued expenses	22	(1,588)
Accrued interest payable	(651)	(244)
Net cash provided by (used in) operating activities	4,613	(4,341)
Cash flows from investing activities:
Purchases of property and equipment	(801)	(3,645)
Proceeds from sale of property and equipment	330	3,272
Net cash used in investing activities	(471)	(373)
Cash flows from financing activities:
Payments for finance leases	(1,246)	(1,168)
Proceeds from PIK Notes	—	4,422
Payments for Bridge Loan	—	(4,422)
Net cash used in financing activities	(1,246)	(1,168)
Net increase (decrease) in cash, cash equivalents and cash - restricted	2,896	(5,882)
Cash, cash equivalents and cash - restricted:
Beginning of period	5,297	8,156
End of period	$8,193	$2,274
The accompanying notes are an integral part of these condensed consolidated financial statements.

Forbes Energy Services Ltd.
Condensed Consolidated Statement of Changes in Stockholders’ (Deficit) Equity (unaudited)
(in thousands)

For the three months ended March 31, 2020

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
	Shares	Amount
Balance at December 31, 2019	5,523	$55	$150,892	$(126,991)	$23,956
Share-based compensation	—	—	230	—	230
Net loss	—	—	—	(59,816)	(59,816)
Balance at March 31, 2020	5,523	$55	$151,122	$(186,807)	$(35,630)

For the three months ended March 31, 2019

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2018	5,439	$54	$149,968	$(58,592)	$91,430
Share-based compensation	—	—	253	—	253
Net loss	—	—	—	(11,634)	(11,634)
Balance at March 31, 2019	5,439	$54	$150,221	$(70,226)	$80,049
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
Estimates, Risks and Uncertainties
As an independent oilfield services contractor that provides a broad range of drilling-related and production-related services to oil and natural gas companies, primarily onshore in Texas, the Company's revenue, profitability, cash flows and future rate of growth are substantially dependent on the Company's ability to (1) maintain adequate equipment utilization, (2) maintain adequate pricing for the services the Company provides, and (3) maintain a trained workforce. Failure to do so could adversely affect the Company's financial position, results of operations, and cash flows.
Because the Company's revenues are generated primarily from customers who are subject to the same factors generally impacting the oil and natural gas industry, the Company's operations are also susceptible to market volatility resulting from economic, seasonal and cyclical, weather related, or other factors related to such industry. The Company is subject to changes in the level of operating and capital spending in the industry, decreases in oil and natural gas prices, or industry perception about future oil and natural gas prices that may materially decrease the demand for the Company's services, adversely affecting its financial position, results of operations and cash flows.
Economic Developments
The Company is monitoring the recent reductions in commodity prices driven by the impact of the COVID-19 virus, along with global supply and demand dynamics and the recent oil price war initiated by Russia and Saudi Arabia. The extent to which these events will impact the Company’s business will depend on future developments, which are highly uncertain and cannot be predicted at this time. The Company has sustained significant negative impacts to operations and its asset values, related to the economic developments, as described in Note 4. The duration and intensity of these impacts and resulting continued disruption to the Company’s operations is uncertain, however will likely continue to have a material adverse impact on its financial condition, liquidity, operations, suppliers, industry, and workforce. The Company made certain efforts to minimize the material adverse impact the economic developments had, and continues to have on the Company, during the three months ended March 31, 2020 and subsequent periods (see Note 17 - Subsequent Events) including the following:
•Reductions in the base salary for the Company’s Executive Officers as well as deferment of director compensation

•	Significant reductions in the Company’s workforce, which created certain severance liabilities totaling $0.1 million.
•Closure of certain operating facilities and yards
•Deferment of employer portion of social security payments
•Requested and received funding from the Paycheck Protection Program

2. Basis of Presentation

Interim Financial Information
The unaudited condensed consolidated financial statements of the Company are prepared in conformity with accounting principles generally accepted in the United States of America, or GAAP, for interim financial reporting. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Therefore, these condensed consolidated financial statements should be read along with the annual audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019. All significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, all adjustments which are of normal recurring natures considered necessary for a fair representation have been made in the accompanying unaudited financial statements.
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
The carrying amounts of cash and cash equivalents, accounts receivable-trade, accounts receivable-other, accounts payable-trade and insurance notes approximate fair value because of the short maturity of these instruments. The fair values of finance leases approximate their carrying values based on current market rates at which the Company could borrow funds with similar maturities (Level 2 in the fair value hierarchy). The fair value of the Term Loan Agreement as of the respective dates are set forth below (in thousands):

	March 31, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term Loan Agreement	$59,602	$57,926	$57,506	$56,895

The Company has nonfinancial assets measured at fair value on a non-recurring basis which include property and equipment, intangible assets and right to use assets for which fair value is calculated when declines in their respective fair values are determined to have occurred.  These fair value calculations incorporate a market and a cost approach and the inputs include projected revenue, costs, equipment utilization and other assumptions.  Given the unobservable inputs, those fair value measurements are classified as Level 3. As discussed in Note 4, the Company recorded impairment write down for its property and equipment and intangible assets of $40.0 million and $3.9 million, respectively, during the three months ended March 31, 2020.
Cash, Cash Equivalents and Cash - Restricted
The following table provides a reconciliation of cash, cash equivalents and cash - restricted reported within the condensed consolidated balance sheets to the same such amounts shown in the condensed consolidated statements of cash flows (in thousands).

	March 31,
	2020	2019
Cash and cash equivalents	$8,120	$2,201
Cash - restricted	73	73
Cash and cash equivalents and cash - restricted as shown in the consolidated statement of cash flows	$8,193	$2,274

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
The Company does not have any revenue expected to be recognized in the future related to remaining performance obligations or contracts with variable consideration related to undelivered performance obligations. There was no revenue recognized in the current period from performance obligations satisfied in previous periods. The Company's significant judgments made in connection with the adoption of Accounting Standards Codification ("ASC") 606 included the determination of when the Company satisfies its performance obligation to customers and the applicability of the as invoiced practical expedient.

3. Going Concern
The Company is required to evaluate whether there is a substantial doubt about its ability to continue as a going concern each reporting period. In evaluating the Company’s ability to continue as a going concern, management has considered conditions and events that could raise substantial doubt about the Company’s ability to continue as a going concern for one year following the date the Company’s financial statements are issued. These conditions and evaluations included the Company’s current financial condition and liquidity sources, including current cash and cash equivalents balances, forecasted cash flows, the Company’s obligations due within twelve months of the date these financial statements were issued, including the Company’s obligations described in Note 7 - Long-Term Debt, and the other conditions and events described below.
The Company has incurred substantial net losses and losses from operations for the quarter ended March 31, 2020 and for the year ended December 31, 2019. As of March 31, 2020, the Company had cash and cash equivalents of approximately $8.1 million. The Company has a working capital facility under the Revolving Loan Agreement (as described below) that is based on the Company’s accounts receivable; however, as of March 31, 2020, the Company did not have funds available to borrow under the Revolving Loan Agreement. Loans under the Revolving Loan Agreement mature in January 2021 and loans under the Term Loan Agreement mature in April 2021, in each case within the 12-month going concern evaluation period. In March 2020, a limited waiver was obtained under the Revolving Loan Agreement, providing relief extending through June 30, 2020, from the requirement to provide an unqualified opinion on the Company’s consolidated financial statements for the fiscal year ended December 31, 2019. There can be no assurance that the Company will be able to negotiate an extension of the Revolving Loan, obtain future waivers, or have sufficient funds to repay its obligations under the Revolving Loan Agreement when they come due. As of March 31, 2020, the Company had $4.0 million of loans outstanding under the Revolving Loan Agreement, which is recorded as a current liability. In addition, the PIK Notes became mandatorily convertible into common stock upon maturity on June 30, 2020, provided, however, each of Ascribe Capital LLC and Solace Capital Partners LP, on behalf of each of their funds that is a holder of PIK Notes issued under the Indenture which in the aggregate hold $48.9 million of face value of the PIK Notes, agreed to extend the maturity date under the Indenture to November 30, 2020 of the Excess PIK Notes (as defined below). The Company does not currently have sufficient authorized common shares to fully convert, nor the liquidity to repay, the $61.8 million accrued amount of PIK Notes upon their maturity, requiring shareholder approval to authorize additional shares, which has not occurred as of the date of these financial statements. There is also uncertainty as to whether the Company will have sufficient liquidity to repay the loans under the Term Loan Agreement totaling $59.6 million when they mature on April 13, 2021. In addition, the Company may not have access to other sources of external capital on reasonable terms, or at all. The Company also expects to continue to experience volatility in market demand, which creates normal oil and gas price fluctuations, as well as external market pressures due to effects of global health concerns, such as COVID-19, and the oil price war triggered by Russia and Saudi Arabia that are not within our control.
Management’s plans to alleviate this substantial doubt include: (i) continuing to discuss amendments with the Company’s lenders to seek to extend the term of the Revolving Loan Agreement and the Term Loan Agreement; (ii) negotiate with the holders of the mandatorily convertible PIK Notes as to the terms of the conversion and/or complete a shareholder vote to authorize more common shares available for issuance; (iii) continuing to manage operating costs by actively pursuing cost cutting measures to maximize liquidity in line with current industry economic expectations; and/or (iv) pursuing additional financings with existing and new lenders. Based on the uncertainty of achieving these goals and the significance of the factors described, there is substantial doubt as to the Company’s ability to continue as a going concern for a period of one year after the date these financial statements are issued.

4. Impairment of Long-Lived Assets
The oil and gas industry experienced a significant disruption during the first quarter of 2020 as a result of the oil price war initiated by Saudi Arabia and Russia in February 2020 and the substantial decline in global demand for oil caused by the COVID-19 pandemic. These events resulted in a steep decline in prices, with physical markets showing signs of distress as spot prices were also negatively impacted by the lack of available storage capacity. Demand for our services declined in the face of depressed crude oil pricing.
These market conditions have significantly impacted the Company's business and outlook with material adverse impacts to operations anticipated to continue in the near-term. Customers continue to revise their capital budgets in order to adjust spending levels in response to the lower commodity prices, and the Company has experienced, and continues to experience, significant customer activity reductions and pricing pressure for products and services. The Company has determined these recent events constituted a triggering event that required a review of the recoverability of long-lived assets and performed an interim impairment assessment of property and equipment and intangibles as of March 31, 2020.
The fair value of long-lived assets was determined based on a discounted cash flow analysis. These analyses included significant judgment, including management’s short-term and long-term forecast of operating performance, discount rates based on weighted average cost of capital, revenue growth rates, profitability margins, capital expenditures, the timing of future cash flows based on an eventual recovery of the oil and gas industry, and in the case of long-lived assets, the remaining useful life and service potential of the assets. These impairment assessments incorporate inherent uncertainties, including projected commodity pricing, supply and demand for services and future market conditions, which are difficult to predict in volatile economic environments and could result in impairment charges in future periods if actual results materially differ from the estimated assumptions utilized in forecasts.
Based upon the Company's impairment assessments, it was determined the carrying amount of certain of the Company's long-lived assets exceeded their respective fair values. Therefore, the Company recorded impairments to property and equipment and intangible assets totaled $43.9 million during the three months ended March 31, 2020. The Company will continue to evaluate its long-lived assets in future quarters and could be required to record additional impairments in future reporting periods in the event market conditions continue to deteriorate.
The following table presents the components of the impairment write down, which are reflected on the consolidated statement of operations (in thousands):

	Three Months Ended March 31,
	2020	2019
Impairment of property and equipment	$40,030	$—
Impairment of intangible assets	3,887	—
	$43,917	$—

5. Property and Equipment
Property and equipment consisted of the following (in thousands):

	Estimated Life in Years		March 31, 2020	December 31, 2019
Well servicing equipment	9-15 years		$103,065	$132,562
Autos and trucks	5-10 years		14,586	20,627
Autos and trucks - finance lease	5-10 years		20,387	22,136
Disposal wells	5-15 years		3,065	3,835
Building and improvements	5-30 years		4,620	6,216
Furniture and fixtures	3-15 years		3,066	3,154
Land			480	647
		(2)	149,269	189,177
Accumulated depreciation (1)			(68,168)	(63,768)
			$81,101	$125,409
(1) Includes accumulated depreciation of finance lease assets of $8.4 million and $7.7 million at March 31, 2020 and December 31, 2019, respectively.
(2) Includes impairment adjustment related to property and equipment of $40.0 million at March 31, 2020 (see Note 4).

Depreciation expense was $5.7 million and $9.0 million for the three months ended March 31, 2020 and 2019, respectively. Depreciation of assets held under finance leases was $1.1 million and $1.2 million for the three months ended March 31, 2020 and 2019, respectively, and is included in depreciation and amortization expense in the accompanying condensed consolidated statements of operations. Gains that resulted from the sale of property and equipment was $0.3 million and $1.1 million for the three months ended March 31, 2020 and 2019, respectively, which are included as direct operating costs. Impairment expense related to property and equipment totaled $40.0 million for the three months ended March 31, 2020.

6. Intangible Assets
The following table sets forth the identified other intangible assets by major asset class (in thousands):

	Useful Life (years)	Gross Carrying Value	Impairment Expense	Accumulated Amortization	Net Book Value
March 31, 2020
Customer relationships	6-15	$11,378	$(3,159)	$(2,330)	$5,889
Trade names	10-15	3,072	(580)	(577)	1,915
Covenants not to compete	4	1,505	(148)	(1,117)	240
		$15,955	$(3,887)	$(4,024)	$8,044
December 31, 2019
Customer relationships	6-15	$11,378	$—	$(2,079)	$9,299
Trade names	10-15	3,072	—	(515)	2,557
Covenants not to compete	4	1,505	—	(1,022)	483
		$15,955	$—	$(3,616)	$12,339

Impairment expense related to intangible assets totaled $(3.9) million for the three months ended March 31, 2020. Amortization expense was $0.4 million and $0.4 million for the three months ended March 31, 2020 and 2019, respectively.

Future amortization of these intangible assets for the remaining periods through December 31 will be as follows:

2020	$768
2021	860
2022	793
2023	793
2024	784
Thereafter	4,046
$8,044

7. Long-Term Debt
Long-term debt consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Term Loan Agreement of $47.4 million, plus $14.1 million and $12.4 million of accrued interest paid-in-kind and net of debt discount of $1.9 million and $2.3 million as of March 31, 2020 and December 31, 2019, respectively	$59,602	$57,506
PIK Notes of $51.8 million, plus $2.2 million and $0.9 million of accrued interest paid-in-kind, and including $7.8 million and $6.0 million accretion of interest and conversion premium as of March 31, 2020 and December 31, 2019, respectively	61,802	58,646
Revolving Loan Agreement	4,000	4,000
Finance leases	9,622	10,045
Insurance notes	2,829	4,498
Total debt	137,855	134,695
Less: Current portion	(73,745)	(72,059)
Total long-term debt	$64,110	$62,636

Term Loan Agreement
On April 13, 2017, FES LLC, as borrower, and the Company and certain of its subsidiaries, as guarantors, entered into the Loan and Security Agreement (the "Term Loan Agreement") with the lenders party thereto and Wilmington Trust, National Association, as agent (the “Term Loan Agent”). The Term Loan Agreement, as amended, provided for a term loan of $60.0 million, excluding paid-in-kind interest. Subject to certain exceptions and permitted encumbrances, the obligations under the Term Loan Agreement are secured by a first priority security interest in substantially all the assets of the Company other than accounts receivable, cash and related assets, which constitute priority collateral under the Revolving Loan Agreement (described below). The Term Loan Agreement has a stated maturity date of April 13, 2021.
Borrowings under the Term Loan Agreement bear interest at a rate equal to five percent (5%) per annum payable quarterly in cash, or the Cash Interest Rate, plus (ii) an initial paid-in-kind interest rate of seven percent (7%) commencing April 13, 2017 to be capitalized and added to the principal amount of the term loan or, at the election of the Borrower, paid in cash. The paid-in-kind interest increases by two percent (2%) twelve months after April 13, 2017 and every twelve months thereafter until maturity. Upon and after the occurrence of an event of default, the Cash Interest Rate will increase by two percentage points per annum. During the three months ended March 31, 2020, $1.7 million of interest was paid-in-kind. At March 31, 2020, the paid-in-kind interest rate was 11%.
The Company is permitted under the Term Loan Agreement to voluntarily repay the outstanding term loans at any time without premium or penalty. The Company is required to use the net proceeds from certain events, including but not limited to, the disposition of assets, certain judgments, indemnity payments, tax refunds, pension plan refunds, insurance awards and certain incurrences of indebtedness to repay outstanding loans under the Term Loan Agreement. The Company may also be required to use cash in excess of $20.0 million to repay outstanding loans under the Term Loan Agreement.
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
Revolving Loan Agreement
On November 16, 2018, the Company and certain of its subsidiaries, as borrowers, entered into a Credit Agreement (the “Revolving Loan Agreement”) with the lenders party thereto and Regions Bank, as administrative agent and collateral agent (the “Revolver Agent”). The Revolving Loan Agreement, as amended, provides for $9.0 million of letter of credit commitments, subject to a borrowing base comprised of 85% of eligible accounts receivable, 90% of eligible investment grade accounts receivable (in each case, less allowance for doubtful accounts) and 100% of eligible cash, less reserves. The letter of credit commitments under the Revolving Loan Agreement expire in December 2020, and letter of credit issued under the Revolving Loan Agreement, accrue fees at 4.25% per annum.
The Revolving Loan Agreement is secured on a first lien basis by substantially all assets of the Company and its subsidiaries, subject to an intercreditor agreement between the Revolver Agent and the Term Loan Agent which provides that the priority collateral for the Revolving Loan Agreement consists of accounts receivable, cash and related assets, and that the other assets of the Company and its subsidiaries constitute priority collateral for the Term Loan Agreement. At March 31, 2020, the Company had $4.0 million of borrowings outstanding, and $6.9 million in letters of credit outstanding. At June 30, 2020, the Company had no revolving loans outstanding or available borrowings and $6.9 million in letters of credit outstanding, with $2.1 million in available commitments.
Amendments and Waivers to Revolving Loan Agreement and Term Loan Agreement
On February 3, 2020 the Company and certain of its subsidiaries, as borrowers, entered into the Second Amendment to Credit Agreement, effective December 31, 2019, (the “February 2020 Revolving Loan Amendment”), with the lenders party thereto and the Revolver Agent. Among other things, the February 2020 Revolving Loan Amendment reinstated a minimum excess line availability covenant for the monthly periods from December 2019 through July 2020 and removed the requirement to test for the purpose of a financial covenant, the fixed charge coverage ratio for the monthly periods from December 2019 through June 2020.
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
On May 15, 2020, the Company entered into further amendments to the Revolving Loan Agreement and the Term Loan Agreement, as described below in Note 17 - Subsequent Events.
On June 26, 2020, the Company entered into further amendments to the Revolving Loan Agreement, as described below in Note 17 - Subsequent Events.
On June 29, 2020, the Company entered into further amendments to the Term Loan Agreement, as described in Note 17 - Subsequent Events.
5% Subordinated Convertible PIK Notes
On March 4, 2019, the Company issued $51.8 million aggregate original principal amount of 5.00% Subordinated Convertible PIK Notes due June 30, 2020 (the “PIK Notes”). On March 4, 2019, the Company, as Issuer, and Wilmington Trust, National Association, as Trustee, entered into an Indenture governing the terms of the PIK Notes.
The PIK Notes bear interest at a rate of 5.00% per annum. Interest on the PIK Notes will be accrued and payable, or capitalized to principal if not permitted to be paid in cash, semi-annually in arrears on June 30 and December 31 of each year, commencing on June 30, 2019. The Company capitalized PIK Note interest totaling $0.1 million on July 1, 2019 and $1.3 million on January 1, 2020, which corresponds to the date the interest was determined to be paid.
The PIK Notes are the unsecured general subordinated obligations of the Company and are subordinated in right of payment to any existing and future secured or unsecured senior debt of the Company, including debt incurred under the Term Loan Agreement and the Revolving Loan Agreement. The payment of the principal of, premium, if any, and interest on the PIK Notes will be subordinated to the prior payment in full of all of the Company’s existing and future senior indebtedness, including debt incurred under the Term Loan Agreement and the Revolving Loan Agreement. In the event of a liquidation, dissolution, reorganization or any similar proceeding, obligations on the PIK Notes will be paid only after senior indebtedness has been paid in full. Pursuant to the Indenture, the Company is not permitted to (1) make cash payments to pay principal of, premium, if any, and interest on or any other amounts owing in respect of the PIK Notes, or (2) purchase, redeem or otherwise retire the PIK Notes for cash, if any senior indebtedness is not paid when due or any other default on senior indebtedness occurs and the maturity of such indebtedness is accelerated in accordance with its terms unless, in any case, the default has been cured or waived, and the acceleration has been rescinded or the senior indebtedness has been repaid in full.
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
The PIK Notes are redeemable in whole or from time to time in part at the Company’s option at a redemption price equal to the sum of (i) 100.0% of the principal amount of the PIK Notes to be redeemed and (ii) accrued and unpaid interest thereon to, but excluding, the redemption date, which amounts may be payable in cash or in shares of the Company’s common stock, (subject to limitations, if any, in the documentation governing the Company’s senior indebtedness). If redeemed for the Company’s common stock the holder will receive a number of shares of the Company’s common stock calculated based on the Fair Market Value of a share of the Company’s common stock at such time, in each case less a 15% discount per share. The 15% discount represents an implied conversion premium at issuance which will be settled in common stock at the date of conversion.  As such, the face value of the PIK Notes will be accreted to the settlement amount at June 30, 2020.  For the three months ended March 31, 2020 and 2019, the Company recorded $1.8 million and $0.6 million, respectively, in interest expense related to the accretion of the conversion premium.
The Indenture contains provisions permitting the Company and the trustee in certain circumstances, without the consent of the holders of the PIK Notes, and in certain other circumstances, with the consent of the holders of not less than a majority in aggregate principal amount of the PIK Notes at the time outstanding to execute supplemental indentures modifying the terms of the Indenture and the PIK Notes as described. The Indenture also provides that, subject to certain exceptions, the holders of a majority in aggregate principal amount of the PIK Notes at the time outstanding may on behalf of the holders of all the PIK Notes waive any past default or event of default under the Indenture and its consequences.
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
Effective November 14, 2019, each of Ascribe Capital LLC and Solace Capital Partners LP, on behalf of each of their funds that is a holder of PIK Notes issued under the Indenture which in the aggregate hold $48.9 million of face value of the PIK Notes, agreed to extend the maturity date under the Indenture to November 30, 2020 of those PIK Notes (the "Excess PIK Notes"), for which there are not at June 30, 2020 sufficient authorized shares of common stock of the Company to effect the mandatory conversion of the Excess PIK Notes, after giving effect to the conversion of PIK Notes held by other holders of PIK Notes who have not agreed to a maturity date extension or conversion deferral.  Each also agreed to defer the mandatory conversion feature under the Indenture for such Excess PIK Notes until after the Company’s stockholders have authorized sufficient additional shares of the Company’s common stock to permit such conversion.
On June 29, 2020, the Company notified the PIK Note holders of a possible default due to property tax penalties that have been accrued and are outstanding, as further described in Note 17 - Subsequent Events.

Insurance Notes
During 2019 and 2018, the Company entered into insurance promissory notes for the payment of insurance premiums at an interest rate of 4.99% and 3.27% respectively, with an aggregate principal amount outstanding of approximately $2.8 million and $4.5 million as of March 31, 2020 and December 31, 2019, respectively. The amount outstanding could be substantially offset by the cancellation of the related insurance coverage which is classified in prepaid insurance. These notes are or were payable in nine monthly installments with maturity dates of August 15, 2020 and July 15, 2019, respectively.

8. Commitments and Contingencies
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
The Company’s customer base consists primarily of multi-national and independent oil and natural gas producers. The Company does not require collateral on its trade receivables. For the three months ended March 31, 2020, the Company's largest customer, five largest customers, and ten largest customers constituted 13.4%, 37.9% and 52.2% of consolidated revenues, respectively. The loss of any one of the Company's top five customers could have a materially adverse effect on the revenues and profits of the Company. Further, the Company's trade accounts receivable are from companies within the oil and natural gas industry and as such the Company is exposed to normal industry credit risks. As of March 31, 2020, the Company's largest customer, five largest customers, and ten largest customers constituted 6.2%, 27.9% and 39.8% of accounts receivable, respectively.
The Company’s largest five customers includes Chesapeake Energy who on June 28, 2020 filed for Chapter 11 Bankruptcy.  The Company’s payments received from Chesapeake Energy are subject to analysis for preference as is customary in bankruptcy proceedings.  As of the date of this filing there has been no indication of outcome from this analysis or communication from the bankruptcy proceedings, as such the outcome of Chesapeake Energy’s Bankruptcy and its effects on the Company is uncertain. The Company continually evaluates its reserves for potential credit losses and establishes reserves for such losses.
Employee Benefit Plan
The Company has a 401(k) retirement plan for substantially all of its employees based on certain eligibility requirements. The Company may provide profit sharing contributions to the plan at the discretion of management. No such discretionary contributions have been made since inception of the plan.
Litigation
The Company is subject to various other claims and legal actions that arise in the ordinary course of business. The Company does not believe that any of the currently existing claims and actions, separately or in the aggregate, will have a material adverse effect on the Company's business, financial condition, results of operations, or cash flows. It is reasonably possible that cases could be resolved and result in liabilities that exceed the amounts currently reserved; however, the Company cannot reasonably estimate a range of loss based on the status of the cases. If one or more negative outcomes were to occur relative to these matters, the aggregate impact to the Company’s financial condition could be material.
Self-Insurance
The Company is self-insured under its Employee Group Medical Plan for the first $150 thousand per individual.
As of March 31, 2020, the Company has a per occurrence $2.0 million deductible for general liability. The Company has an additional premium payable clause under its lead of $10.0 million limit excess policy that states in the event losses exceed $2.0 million, an additional loss premium of 15% will be payable for losses in excess of $2.0 million. The additional loss premium is payable at the time when the insurers pay for the loss and will be payable over a period agreed by the insurers.
The Company has accrued liabilities totaling $5.8 million and $7.0 million as of March 31, 2020 and December 31, 2019, respectively, for the projected additional premium and self-insured portion of these insurance claims as of the financial statement dates. This accrual includes claims made as well as an estimate for claims incurred but not reported by using third party data and claims history as of the financial statement dates.
Other
The Company is currently undergoing sales and use tax audits for multi-year periods. The Company believes the outcome of these audits will not have a material adverse effect on its results of operations or financial position. Because certain of these audits are in a preliminary stage, an estimate of the possible loss or range of loss cannot reasonably be made.

9. Leases

The following tables illustrate the financial impact of the Company's leases, along with other supplemental information about the Company's leases (in thousands, except years and percentages):

	Three Months Ended March 31,
	2020	2019
Components of lease expense:
Finance lease cost:
Amortization of right-of-use assets	$1,068	$1,214
Interest on lease liabilities	90	139
Operating lease cost:
Lease expense (1)	374	336
Short-term lease cost	558	374
Total lease cost	$2,090	$2,063
(1) Includes variable lease costs of $65 thousand and $45 thousand for the three months ended March 31, 2020 and 2019, respectively.

	March 31, 2020	December 31, 2019
Components of balance sheet:
Operating leases:
Operating lease right-of-use assets (non-current)	$5,496	$6,235
Current portion of operating lease liabilities	$790	$1,476
Long-term operating lease liabilities, net of current portion	$4,706	$4,759
Finance leases:
Property and equipment, net	$14,390	$14,467
Current portion of long-term debt	$5,115	$4,915
Long-term debt, net of current portion	$4,507	$5,130

	Three Months Ended March 31,
	2020	2019
Other supplemental information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$374	$710
Operating cash flows for finance leases - interest	$90	$139
Financing cash flows for finance leases	$1,246	$1,168
Noncash activities from right-of-use assets obtained in exchange for lease obligations:
Operating leases	$—	$6,150
Finance leases	$823	$1,436

	March 31, 2020
Weighted-average remaining lease term:
Operating leases	7.8 years
Finance leases	3.6 years
Weighted-average discount rate:
Operating leases	7.4%
Finance leases	5.3%

The following table summarizes the maturity of the Company's debt, operating and finance leases as of March 31, 2020 (in thousands):

	Debt	Operating Leases - Related Party	Operating Leases - Other	Finance Leases
2020	$60,831	$23	$858	$4,088
2021	61,547	—	1,142	4,094
2022	—	—	973	1,503
2023	—	—	838	380
2024	—	—	700	50
Thereafter	—	—	2,782	—
Total minimum lease payments	122,378	23	7,293	10,115
Less imputed interest	—	(1)	(1,819)	(493)
Less debt discount	(1,945)	—	—	—
Debt premium	7,800	—	—	—
Total debt and lease liabilities per balance sheet	$128,233	$22	$5,474	$9,622

10. Share-Based Compensation
Management Incentive Plan
A summary of the Company's share-based compensation expense during the periods presented are as follows (in thousands):

	Three Months Ended
	March 31, 2020	March 31, 2019
Share based compensation expense recognized	$230	$253

		As of
		March 31, 2020
Unrecognized compensation cost (in thousands)		$1,401
Remaining weighted-average service period (years)		2.9

During the three months ended March 31, 2020, the Company granted 292,163 restricted stock units to officers and employees subject to the Management Incentive Plan. Below is a summary of the unvested restricted stock units.

	Number of Shares	Weighted Average Fair Value
Unvested as of December 31, 2019	171,716	$11.00
Granted	292,163	$0.16
Vested	—	$—
Forfeited	(8,021)	$9.04
Unvested as of March 31, 2020	455,858	$4.09

11. Related Party Transactions

The Company incurred related party expenses, primarily related to lease rents, of $0.2 million and $0.3 million for the three months ended March 31, 2020 and 2019, respectively.
There was no related party revenue for the three months ended March 31, 2020 and 2019.
There were no related party accounts receivable or accounts payable as of March 31, 2020 or December 31, 2019.
In addition to such related party transactions above, Lawrence “Larry” First, a director of FES Ltd., serves as the Chief Investment Officer and Managing Director of Ascribe Capital LLC, or Ascribe, and Brett G. Wyard, also a director of FES Ltd., serves as a Managing Partner of Solace Capital Partners, or Solace. Ascribe and/or one or more of its affiliates, as of April 16, 2020 and remained consistent through the date these financial statements were issued, was owed approximately $16.8 million of the aggregate principal amount of the Term Loan Agreement and approximately $27.9 million of the aggregate principal amount of the PIK Notes. Solace and/or one of its affiliates, as of April 16, 2020 and remained consistent through the date these financial statements were issued, was owed approximately $15.3 million of the aggregate principal amount of the term loan covered by the Term Loan Agreement and approximately $20.8 million of the aggregate principal amount of the PIK Notes. Moreover, an affiliate of Solace and affiliates of Ascribe are parties to certain registration rights agreement by and among the Company and certain stockholders of the Company.

12. Loss per Share
Basic loss per share is computed by dividing net loss available to common stockholders by the weighted-average common stock outstanding during the period. Diluted loss per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock, such as restricted stock units or the PIK Notes, were exercised and converted into common stock. Potential common stock equivalents relate to outstanding stock options and unvested restricted stock units, which are determined using the treasury stock method, and the PIK Notes, which were determined using the "if-converted" method. In applying the if-converted method, conversion is not assumed for purposes of computing diluted loss per share if the effect would be antidilutive.
The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2020	2019
Basic and diluted:
Net loss	$(59,816)	$(11,634)
Weighted-average common shares	5,523	5,442
Basic and diluted net loss per share	$(10.83)	$(2.14)

There were 455,858 and 322,040 unvested restricted stock units that were not included in the calculation of diluted net loss per share for the three months ended March 31, 2020 and 2019, respectively, because their effect would have been antidilutive.

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
Well Servicing
The Company's well servicing segment utilizes a fleet of well servicing rigs, which was comprised of workover rigs, swabbing rigs, and other related assets and equipment to provide the following services: (i) well maintenance, including remedial repairs and removal and replacement of downhole production equipment, (ii) well workovers, including significant downhole repairs, re-completions and re-perforations, (iii) completion and swabbing activities, (iv) plugging and abandonment services, and (v) pressure testing of oil and natural gas production tubing and scanning tubing for pitting and wall thickness using tubing testing units.
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
The following table sets forth certain financial information with respect to the Company’s reportable segments (in thousands):

	Well Servicing	Coiled Tubing	Fluid Logistics	Total
Three Months Ended March 31, 2020
Operating revenues	$15,089	$8,222	$7,152	$30,463
Direct operating costs	13,354	8,303	7,029	28,686
Segment profits	$1,735	$(81)	$123	$1,777
Depreciation and amortization	$1,914	$2,528	$1,677	$6,119
Capital expenditures (1)	$1,545	$126	$147	$1,818
Total assets (2)	$53,242	$39,835	$30,868	$123,945
Long lived assets (2)	$49,675	$29,513	$15,453	$94,641

Three Months Ended March 31, 2019
Operating revenues	$24,750	$20,010	$13,628	$58,388
Direct operating costs	17,549	17,938	10,652	46,139
Segment profits	$7,201	$2,072	$2,976	$12,249
Depreciation and amortization	$2,642	$3,538	$3,259	$9,439
Capital expenditures (1)	$2,443	$2,298	$340	$5,081
Total assets	$76,344	$109,995	$54,381	$240,720
Long lived assets	$54,790	$84,284	$42,413	$181,487

(1) Capital expenditures listed above include all cash and non-cash additions to property and equipment, including finance leases and fixed assets recorded in accounts payable at year-end.
(2) Total assets and long-lived assets include impairment expenses on long-lived assets for the Company's Well Servicing, Coiled Tubing, and Fluid Logistics segments of $6.9 million, $27.4 million and $9.6 million, respectively.

	Three Months Ended March 31,
	2020	2019
Reconciliation of Operating Loss As Reported:
Segment profits	$1,777	$12,249
Less:
General and administrative expense	5,911	6,825
Impairment of property and equipment	40,030	—
Impairment of intangible assets	3,887	—
Depreciation and amortization	6,119	9,439
Operating loss	(54,170)	(4,015)
Other income (expenses), net	(5,748)	(7,683)
Pre-tax loss	$(59,918)	$(11,698)

March 31, 2020
Reconciliation of Total Assets As Reported:
Total reportable segments	$123,945
Parent	9,525
Total assets	$133,470

14. Revenue

The following tables show revenue disaggregated by primary geographical markets and major service lines (in thousands):

	Three months ended March 31, 2020
	Well Servicing	Coiled Tubing	Fluid Logistics	Total
Primary Geographical Markets
South Texas	$9,438	$4,468	$3,600	$17,506
East Texas (1)	1,286	—	5	1,291
Central Texas	—	—	2,277	2,277
West Texas	4,365	3,754	1,270	9,389
Total	$15,089	$8,222	$7,152	$30,463

	Three months ended March 31, 2019
	Well Servicing	Coiled Tubing	Fluid Logistics	Total
Primary Geographical Markets
South Texas	$18,177	$4,238	$6,172	$28,587
East Texas (1)	854	—	835	1,689
Central Texas	—	—	3,096	3,096
West Texas	5,719	15,772	3,525	25,016
Total	$24,750	$20,010	$13,628	$58,388

(1) Includes revenues from the Company's operations in Pennsylvania.

15. Supplemental Cash Flow Information

	Three Months Ended March 31,
	2020	2019
Cash paid for
Interest	$1,030	$1,013
Income tax	$—	$—
Supplemental schedule of non-cash investing and financing activities
Change in accounts payable related to capital expenditures	$147	$49
Exchange of Bridge Loan for PIK Notes	$—	$47,346
Finance leases on equipment	$823	$1,436

16. Recent Accounting Pronouncements

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
In August 2018, the FASB issued ASU 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement" which eliminates, adds and modifies certain disclosure requirements for fair value measurements as part of its disclosure framework project. The guidance is effective for all entities in fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, and early adoption is permitted. The Company determined that the adoption of this standard as of January 1, 2020 did not have a material impact on its financial statements.

17. Subsequent Events
Superior Energy Services, Inc. Merger; Termination
On December 23, 2019, the Company announced that it had entered into an Agreement and Plan of Merger dated as of December 18, 2019 (as amended, supplemented, and modified from time to time, the “Merger Agreement”) with Superior Energy Services, Inc., a Delaware corporation (“Superior”), New NAM, Inc., a Delaware corporation and a newly formed, wholly owned subsidiary of Superior which, prior to completion of the mergers, would hold Superior’s North American Business and its associated assets and liabilities (“NAM”), Arita Energy, Inc. (formerly known as Spieth Newco, Inc.), a Delaware corporation and a newly formed, wholly owned subsidiary of the Company (“Arita”), Spieth Merger Sub, Inc., a Delaware corporation and a newly formed, wholly owned subsidiary of Arita (“NAM Merger Sub”), and Fowler Merger Sub, Inc., a Delaware corporation and a newly formed, wholly owned subsidiary of Arita (“Forbes Merger Sub”), pursuant to which, upon the terms and subject to the conditions set forth in the Merger Agreement, it was intended that NAM Merger Sub would merge with and into NAM (the “NAM Merger”) and Forbes Merger Sub would merge with and into the Company (the “Forbes Merger,” and together with the NAM Merger, the “Mergers”), with each of NAM and the Company continuing as surviving entities and wholly owned subsidiaries of Arita.
Effective immediately prior to the record date for the special meeting of the Company’s stockholders, Ascribe Capital LLC and its affiliates (collectively, “Ascribe”), and Solace Capital Partners, L.P. and its affiliates (collectively, “Solace”) agreed to exchange a portion of the PIK Notes, including all accrued interest thereon, then held by them in exchange for shares of the Company’s common stock (the “Forbes PIK Exchange”). Immediately prior to the effective time of the Mergers, the balance of the aggregate principal amount of PIK Notes then held by Ascribe and Solace would be contributed to Arita in exchange for shares of Arita Class A common stock (the “Forbes PIK Contribution”). Prior to the effective time of the Mergers, the Company was required to cause the aggregate principal amount of the PIK Notes outstanding at such time that is not held by Ascribe or Solace to convert into shares of the Company’s common stock in accordance with the Indenture governing the PIK Notes (the “Forbes PIK Conversion”). Immediately prior to the effective time of the Mergers, the Company would have been required to cause the aggregate principal amount outstanding under its Term Loan Agreement, together with accrued interest thereon, then held by Ascribe and Solace as of immediately prior to the closing of the Mergers to be exchanged for approximately $30 million in newly issued mandatory convertible preferred shares of Arita (the “Preferred Stock”). The Preferred Stock would be entitled to cash dividends at a rate of 5% per annum, payable semi-annually, and would be subject to mandatory conversion on the third anniversary of the closing of the Mergers into a number of shares of Arita Class A common stock equal to 20% of the outstanding shares of Arita common stock outstanding at the closing of the Mergers on a fully diluted basis.
The Merger Agreement, and the transactions contemplated thereby, were approved by the Company’s Board of Directors, the special committee of the Company’s Board of Directors, and the Superior Board of Directors. In connection with the Merger Agreement, certain stockholders of the Company, including Ascribe and Solace, entered into voting and support agreements. The Company stockholders that are party to the voting agreements committed to vote the shares of the Company’s common stock they beneficially own in favor of the adoption of the Merger Agreement and any other matters necessary for the consummation of the transaction contemplated by the Merger Agreement, including the Mergers. Following the Forbes PIK Exchange, as described below, Ascribe and Solace held the ability to approve the Merger Agreement and the Forbes Merger without the vote of any other stockholder.
The Mergers were subject to the satisfaction or waiver of customary closing conditions, including approval of the Merger Agreement by the Company’s stockholders and satisfaction of certain financing conditions. As of the date of this filing, Superior and NAM have been unable to satisfy the financing condition set forth in the Merger Agreement, which is a condition precedent to the closing of the Mergers.
On June 1, 2020, the Company received a written notice of termination of the Merger Agreement from Superior and NAM. As a result, the Merger Agreement has been terminated, effective as of June 1, 2020. Neither the Company, Superior nor NAM is obligated to pay a termination fee in connection with the termination of the Merger Agreement.

Forbes PIK Exchange
On April 16, 2020, the Company, Ascribe, and Solace consummated the Forbes PIK Exchange, pursuant to which Ascribe exchanged approximately $0.13 million aggregate principal amount of PIK Notes in exchange for 963,116 shares of the Company’s common stock, and Solace exchanged approximately $0.09 million aggregate principal amount of PIK Notes in exchange for 709,253 shares of the Company’s common stock.
Coronavirus Aid, Relief, and Economic Security (CARES) Act
On March 27, 2020, the President of the United States signed into law the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"). The CARES Act, among other things, includes the Paycheck Protection Program (“PPP”) as well as provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to net interest deduction limitations, increased limitations on qualified charitable contributions, and technical corrections to tax depreciation methods for qualified improved property.
In May 2020, the Company began deferring the employer portion of social security payments and the Company received proceeds from an unsecured loan in the amount of approximately $10 million pursuant to the PPP as described below.
The Company continues to examine any additional changes and interpretations related to the CARES Act. Currently, the Company is unable to determine the full impact that the CARES Act will have on its financial condition, results of operations, or liquidity.
Entry into PPP Loan and Amendments to Revolving Loan Agreement and Term Loan Agreement
On May 15, 2020, FES LLC obtained an unsecured $10 million loan (the “PPP Loan”) under the Paycheck Protection Program from Texas Champion Bank. The Paycheck Protection Program was established under the recently congressionally-approved CARES Act and is administered by the U.S. Small Business Administration. The application for these funds requires the Company to, in good faith, certify that the current economic uncertainty made the loan request necessary to support the ongoing operations of the Company. This certification further requires the Company to take into account the Company's current business activity and its ability to access other sources of liquidity sufficient to support ongoing operations in a manner that is not significantly detrimental to the business. In accordance with the requirements of the CARES Act, the Company intends to use the proceeds of the PPP Loan for payroll costs, rent or utility costs and other permitted uses.
The PPP Loan has a two year maturity and accrues interest at a rate of 1% per annum. Payments under the PPP Loan are deferred for the first six months of its term.
Under the terms of the CARES Act, loan recipients can apply for and be granted forgiveness for all or a portion of loans granted under the Paycheck Protection Program. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for payroll costs and mortgage, rent and utility costs. No assurance is provided that the Company will qualify to apply for and obtain forgiveness of the PPP Loan in whole or in part.
On May 15, 2020, the Company, FES LLC and certain of its subsidiaries entered into the Fourth Amendment to Credit Agreement, with the Revolver Agent and the lenders party thereto, which amended the Revolving Loan Agreement in order to permit the incurrence of the PPP Loan, and to effect the other matters set forth therein.
On May 15, 2020, the Company, FES LLC and certain of its subsidiaries entered into Amendment No. 4 to Loan and Security Agreement, with the Term Loan Agent and the lenders party thereto, which amended the Term Loan Agreement in order to permit the incurrence of the PPP Loan, and to effect the other matters set forth therein.
June 2020 Revolving Loan Amendment and Term Loan Amendment
On June 26, 2020, the Company, FES LLC and certain of its subsidiaries, as borrowers, entered into the Fifth Amendment and Waiver to Credit Agreement (the “June 2020 Revolving Loan Amendment”) with the lenders party thereto and the Revolver Agent. Pursuant to the June 2020 Revolving Loan Amendment, the commitments under the Revolving Credit Agreement were reduced from $27.5 million to $9.0 million, with such commitments solely available to issue letters of credit. In addition, the maturity date of the Revolving Credit Agreement was shortened to December 31, 2020 from January 12, 2021.
Pursuant to the June 2020 Revolving Loan Amendment, the Revolving Loan Agreement Temporary Waiver provided under the March 2020 Revolving Loan Amendment was made permanent, and certain defaults which have occurred or which may occur under the Revolving Loan Agreement and the Term Loan Agreement, including with respect to certain unpaid taxes, were waived. Furthermore, the Revolving Loan Agreement was amended pursuant to the June 2020 Revolving Loan Amendment to exclude the obligations under the PIK Notes from any cross-default to the Revolving Loan Agreement. In addition, a notice of default delivered by the Revolver Agent to the Company on June 9, 2020 was withdrawn.
The June 2020 Revolving Loan Amendment requires the Company to provide cash collateral to secure the obligations under the Revolving Loan Agreement, in amounts equal to (i) $2,689,000 on or prior the effective date of the June 2020 Revolving Loan Amendment, (ii) $1,000,000 on or prior to June 30, 2020 and (iii) $1,200,000 (or such other amount as is required to fully cash collateralize all outstanding letter of credit obligations and bank product obligations) on or prior to July 31, 2020. From and after such time that all letter of credit obligations and bank product obligations under the Revolving Loan Agreement are fully cash collateralized, certain covenants and events of default under the Revolving Loan Agreement will cease to apply, and the collateral securing the obligations under the Revolving Loan Agreement (other than cash collateral) will be released by the Revolver Agent.
On June 29, 2020, the Company, FES LLC, as borrower, and certain of its subsidiaries entered into Amendment No. 5 and Waiver to Loan and Security Agreement (the “June 2020 Term Loan Amendment”), with the Term Loan Agent and the lenders party thereto, which amended the Term Loan Agreement to exclude the obligations under the PIK Notes from any cross-default to the Term Loan Agreement, and provided a waiver of defaults which occurred with respect to certain unpaid taxes.
In connection with the June 2020 Term Loan Amendment, the Company modified certain representations with respect to solvency to assume the ability to refinance or otherwise satisfy the obligations under the Term Loan Agreement on or prior to the maturity thereof.
PIK Note Default
On June 29, 2020, the Company notified certain PIK Note holders of a possible default due to property tax penalties that have been accrued and are outstanding.  As of June 30, 2020, the Company owes approximately $1.5M in unpaid property taxes, plus approximately $0.6 million in associated penalties.  The Company is currently in discussions with holders of a majority in aggregate principal amount of the PIK Notes with respect to such possible default.  As of the date of this filing, no notice of default has been communicated to the Company from the holders of PIK Notes or the trustee.  If the PIK Note holders deem these conditions to be an event of default and such conditions are not cured or waived within 60 days after receipt of any written notice to the Company, the principal and accrued and unpaid interest on all the outstanding PIK Notes may become immediately due and payable.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with the audited consolidated financial statements for the year ended December 31, 2019 included in our Annual Report on Form 10-K. Any forward-looking statements made by or on our behalf are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Readers are cautioned that such forward-looking statements involve risks and uncertainties in that the actual results may differ materially from those projected in the forward-looking statements. Important factors that could cause actual results to differ include risks set forth in the Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2019.
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
We provide a wide range of services to a diverse group of companies. For the three months ended March 31, 2020, we provided services to 209 companies. John E. Crisp, Steve Macek and our senior management team have cultivated deep and ongoing relationships with these customers during their average experience of over 35 years in the oilfield services industry.
We conduct our operations through the following three business segments:

•
Well Servicing. Our well servicing segment comprised 49.5% of our consolidated revenues for the three months ended March 31, 2020. Our well servicing segment utilizes our fleet of well servicing rigs, which at March 31, 2020 was comprised of 125 workover rigs and 7 swabbing rigs and other related assets and equipment. These assets are used to provide (i) well maintenance, including remedial repairs and removal and replacement of downhole production equipment, (ii) well workovers, including significant downhole repairs, re-completions and re-perforations, (iii) completion and swabbing activities, (iv) plugging and abandonment services, and (v) pressure testing of oil and natural gas production tubing and scanning tubing for pitting and wall thickness using tubing testing units.

•
Coiled Tubing. Our coiled tubing segment comprised 27.0% of our consolidated revenues for the three months ended March 31, 2020.  This segment utilizes our fleet of 14 coiled tubing units, of which 11 are large diameter units (2 3/8” or larger).  These units provide a range of services accomplishing a wide variety of goals including horizontal completions, well bore clean-outs and maintenance, nitrogen services, thru-tubing services, formation stimulation using acid and other chemicals, and other pre- and post-hydraulic fracturing well preparation services.

•
Fluid Logistics. Our fluid logistics segment comprised 23.5% of our consolidated revenues for the three months ended March 31, 2020. Our fluid logistics segment utilizes our fleet of owned or leased fluid transport trucks and related assets, including specialized vacuum, high-pressure pump and tank trucks, hot oil trucks, frac tanks, fluid mixing tanks, salt water disposal wells and facilities, and related equipment. These assets are used to provide, transport, store, and dispose of a variety of drilling and produced fluids used in, and generated by, oil and natural gas production. These services are required in most workover and completion projects and are routinely used in daily operations of producing wells.

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
Recent Developments
On May 15, 2020, FES LLC obtained an unsecured $10 million loan (the “PPP Loan”) under the Paycheck Protection Program from Texas Champion Bank. The Paycheck Protection Program was established under the recently congressionally-approved Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and is administered by the U.S. Small Business

Administration. In accordance with the requirements of the CARES Act, the Company intends to use the proceeds of the PPP Loan for payroll costs, rent or utility costs.
The PPP Loan has a two year maturity and accrues interest at a rate of 1% per annum. Payments under the PPP Loan are deferred for the first six months of its term.
Under the terms of the CARES Act, loan recipients can apply for and be granted forgiveness for all or a portion of loans granted under the Paycheck Protection Program. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for payroll costs and mortgage, rent and utility costs. No assurance is provided that the Company will apply for and obtain forgiveness of the PPP Loan in whole or in part.
On May 15, 2020, the Company, FES LLC and certain of its subsidiaries entered into the Fourth Amendment to Credit Agreement, with the Revolver Agent and the lenders party thereto, which amended the Revolving Loan Agreement in order to permit the incurrence of the PPP Loan, and to effect the other matters set forth therein.
On May 15, 2020, the Company, FES LLC and certain of its subsidiaries entered into Amendment No. 4 to Loan and Security Agreement, with the Term Loan Agent and the lenders party thereto, which amended the Term Loan Agreement in order to permit the incurrence of the PPP Loan, and to effect the other matters set forth therein.
On June 26, 2020, the Company, FES LLC and certain of its subsidiaries, as borrowers, entered into the Fifth Amendment and Waiver to Credit Agreement with the lenders party thereto and the Revolver Agent as further described in Note 17 - Subsequent Events.
On June 29, 2020, the Company, FES LLC, as borrower, and certain of its subsidiaries entered into Amendment No. 5 and Waiver to Loan and Security Agreement, with the Term Loan Agent and the lenders party thereto, as further described in Note 17 - Subsequent Events.
On June 29, 2020, the Company notified the PIK Note holders of a possible default due to property tax penalties that have been accrued and are outstanding, as further described in Note 17 - Subsequent Events.
Superior Energy Services, Inc. Merger
On December 23, 2019, we announced that we had entered into an Agreement and Plan of Merger dated as of December 18, 2019 (as amended, supplemented, and modified from time to time, the “Merger Agreement”) with Superior Energy Services, Inc., a Delaware corporation (“Superior”), New NAM, Inc., a Delaware corporation and a newly formed, wholly owned subsidiary of Superior which, prior to the completion of the Mergers (as defined below), would hold the Superior’s North American Business and its associated assets and liabilities (“NAM”), Arita Energy, Inc. (formerly known as Spieth Newco, Inc.), a Delaware corporation and newly formed, wholly owned subsidiary of the Company (“Arita”), Spieth Merger Sub, Inc., a Delaware corporation and newly formed, wholly owned subsidiary of Arita (“NAM Merger Sub”), and Fowler Merger Sub, Inc., a Delaware corporation and newly formed, wholly owned subsidiary of Arita (“Forbes Merger Sub”), pursuant to which, upon the terms and subject to the conditions set forth in the Merger Agreement, NAM Merger Sub would merge with and into NAM (the “NAM Merger”) and Forbes Merger Sub would merge with and into the Company (the “Forbes Merger,” and together with the NAM Merger, the “Mergers”), with each of NAM and the Company continuing as surviving entities and wholly owned subsidiaries of Arita.
The Merger Agreement, and the transactions contemplated thereby, were approved by the Company’s board of directors, the special committee of the Company’s board of directors, and the Superior board of directors. Arita filed a preliminary proxy statement/prospectus on February 13, 2020, as well as amendments thereto on March 27, 2020 and April 13, 2020. In connection with the Merger Agreement, certain stockholders of the Company, including Ascribe Capital LLC and its affiliates (collectively, “Ascribe”) and Solace Capital Partners, L.P. (“Solace”), entered into voting and support agreements committing to vote the shares of the Company’s common stock they beneficially own in favor of the adoption of the Merger Agreement and any other matters necessary for the consummation of the transaction contemplated by the Merger Agreement. Effective immediately prior to the record date for the special meeting of the Company’s stockholders, Ascribe and Solace exchanged a portion of the PIK Notes, including all accrued interest thereon, then held by them in exchange for shares of the Company’s common stock (the “Forbes PIK Exchange”). Following the Forbes PIK Exchange, Ascribe and Solace beneficially own approximately 51% of the outstanding common stock of the Company as of the record date for the special meeting of the Company’s stockholders and therefore had the ability to approve the Merger Agreement without the vote of any other stockholder.
Termination of the Mergers
On June 1, 2020, the Company received a written notice of termination from Superior and NAM. As a result, the Merger Agreement has been terminated effective as of June 1, 2020. Neither the Company, Superior nor NAM is obligated to pay a termination fee in connection with the termination of the Merger Agreement.
Factors Affecting Results of Operations

Market Conditions
The oil and natural gas industry experienced a significant decline in oil exploration and production activity that began in the fourth quarter of 2014 and has resulted in continued volatility since that time. WTI prices fluctuated between $51 and $64 per barrel during 2019. During the three months ended March 31, 2020 oil prices experienced significant declines with WTI prices declining from $59.88 at December 31, 2019 to $20.48 at March 31, 2020. Oil prices further declined in April 2020 to $18.84 per barrel on April 30, 2020 with a rebound in May 2020 to $35.49 per barrel on May 29, 2020, and June 2020 to $38.72 per barrel on June 25, 2020. The volatility and uncertainty of future oil and gas prices have discouraged significant capital and production investment from oil and gas companies, which have chosen instead to focus investment on sustaining ongoing production sources. During the first quarter of 2020, driven by COVID-19 and an oil price war triggered by Russia and Saudi Arabia, the price of WTI dropped precipitously to pricing in the lower twenty dollar per barrel range, with prices remaining low and volatile during April and May 2020. As a result, the trends are viewed as triggering events that required a test of the Company's long-lived asset values which indicated the need to record impairment adjustment of $43.9 million on our long lived assets during the three months ended March 31, 2020 which had a material adverse impact on the Company's financial position and results of operations. See Note 4 - Impairment of Long-Lived Assets of our Notes to Condensed Consolidated Financial Statements.
Although global outputs generally can be adjusted to support commodity pricing levels and previous epidemic or pandemic diseases have not resulted in sustained industry harm, we expect these factors to contribute to continued activity and price volatility. We believe COVID-19 will negatively impact oilfield activity for the majority of 2020 and possibly into 2021. Similarly, the oil price decline, and continued uncertainty regarding its duration or repetition, will continue to have a negative impact on oil and gas activities, generally. On December 31, 2019, the price of WTI was approximately $59.88 per barrel and during the three months ended March 31, 2020 experienced a precipitated decline to approximately $20.48. In line with the declines in oil and gas prices the U.S. drilling rig count decreased from 805 rigs at December 31, 2019 to 728 rigs as of March 31, 2020.  During this same time period the Texas drilling rig count decreased from 404 rigs as of December 31, 2019 to 368 rigs as of March 31, 2020. U.S Rig counts continued to decline in April, May, and June 2020 to 465 rigs, 301 rigs, and 266 rigs on April 29, 2020, May 29, 2020, and June 19, 2020, respectively. In Texas a similar continued decline was noted in April, May, and June 2020 to 231 rigs, 127 rigs, and 111 rigs on April 29, 2020, May 29, 2020, and June 19, 2020, respectively. The Company continues to actively pursue additional business in the two basins where we primarily operate, the Eagle Ford and Permian, to provide the variety of services needed to oil and gas companies in support of their ongoing reaction to price volatility; however the Company expects significantly reduced activity due to current market conditions.
Below are three charts that provide total U.S. rig counts, total Texas rig counts and WTI oil price trends for the twelve months ended March 31, 2020 and 2019.

Source: Rig counts are per Baker Hughes, Inc. (www.bakerhughes.com). Rig counts are the averages of the weekly rig count activity.

Impact of the Current Environment
With the downward trend in oil prices that began in April 2019 and continued steeply into 2020, drilling and completion activity experienced a decline, resulting in continued downward pressure on revenues limiting further growth which resulted in decreased earnings and lower EBITDA.
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

Three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019

The following tables compare the operating results of our segments for the three months ended March 31, 2020 and 2019 (in thousands, except percentages). Segment profit excludes general and administrative expenses, impairment of property and equipment and intangible assets, and depreciation and amortization.

Revenues
	Three Months Ended March 31,
	2020	% of revenue	2019	% of revenue	$ change	% change
Well Servicing	$15,089	49.5%	$24,750	42.4%	$(9,661)	(39.0)%
Coiled Tubing	8,222	27.0%	20,010	34.3%	(11,788)	(58.9)%
Fluid Logistics	7,152	23.5%	13,628	23.3%	(6,476)	(47.5)%
Total	$30,463		$58,388		$(27,925)	(47.8)%

Direct Operating Expenses(1)
	Three Months Ended March 31,
	2020	% of segment revenue	2019	% of segment revenue	$ change	% change
Well Servicing	$13,354	88.5%	$17,549	70.9%	$(4,195)	(23.9)%
Coiled Tubing	8,303	101.0%	17,938	89.6%	(9,635)	(53.7)%
Fluid Logistics	7,029	98.3%	10,652	78.2%	(3,623)	(34.0)%
Total	$28,686		$46,139		$(17,453)	(37.8)%

Segment Profit (1)
	Three Months Ended March 31,
	2020	Segment profit %	2019	Segment profit %	$ change	% change
Well Servicing	$1,735	11.5%	$7,201	29.1%	$(5,466)	(75.9)%
Coiled Tubing	(81)	(1.0)%	2,072	10.4%	(2,153)	(103.9)%
Fluid Logistics	123	1.7%	2,976	21.8%	(2,853)	(95.9)%
Total	$1,777	5.8%	$12,249	21.0%	$(10,472)	(85.5)%

(1) Excluding general and administrative expenses, depreciation and amortization and impairment.

Revenues
Consolidated Revenues. Consolidated revenues decreased $27.9 million during the three months ended March 31, 2020, as compared to the three months ended March 31, 2019. This decrease was the result of lower demand levels in the market related to the effects of market uncertainty with the ongoing pandemic and sharp declines in commodity prices.
Well Servicing. Revenues from our well servicing segment decreased $9.7 million during the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, due to a decrease in well service rig hours related to the aforementioned market demand declines.
Coiled Tubing.  Revenues from our coiled tubing segment decreased $11.8 million during the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, due to a decrease in coiled tubing unit hours related to the aforementioned market demand declines.
Fluid Logistics. Revenues from our fluid logistics segment decreased $6.5 million during the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, due to a decrease in our trucking hours related to the aforementioned market demand declines.
Segment Profit
Well Servicing. Segment profit from our well servicing segment decreased $5.5 million during the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, due to a decrease in revenues, offset by decreased costs, as the Company works to appropriately size the operations to expected market demand.
Coiled Tubing.  Segment profit from our coiled tubing segment decreased $2.2 million during the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, due to a decrease in revenues, offset by decreased costs, as the Company works to appropriately size the operations to expected market demand.
Fluid Logistics. Segment profit from our fluid logistics segment decreased $2.9 million during the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, due to a decrease in revenues, offset by decreased costs, as the Company works to appropriately size the operations to expected market demand.
Operating Expenses
The following tables compares our operating expenses for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019	$ change	% change
Well servicing direct operating expenses	$13,354	$17,549	$(4,195)	(23.9)%
Coiled tubing direct operating expenses	8,303	17,938	(9,635)	(53.7)%
Fluid logistics direct operating expenses	7,029	10,652	(3,623)	(34.0)%
General and administrative	5,911	6,825	(914)	(13.4)%
Impairment of property and equipment	40,030	—	40,030	100.0%
Impairment of intangible assets	3,887	—	3,887	100.0%
Depreciation and amortization	6,119	9,439	(3,320)	(35.2)%
Total expenses	$84,633	$62,403	$22,230	35.6%

Well Servicing Direct Operating Expenses. Direct operating expenses for our well servicing segment decreased $4.2 million during the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, due to decreases in wages from headcount reductions, supplies and parts, fuel costs and out of town travel, consistent with the trend of decreased revenues.
Coiled Tubing Direct Operating Expenses. Direct operating expenses for our coiled tubing segment decreased $9.6 million during the three months ended March 31, 2020, as compared to three months ended March 31, 2019, due to decreases in wages from headcount reductions, lower contractor expenses, supplies and parts, fuel costs and out of town travel, consistent with the trend of decreased revenues.
Fluid Logistics Direct Operating Expenses. Direct operating expenses for our fluid logistics segment decreased $3.6 million during the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, due to decreases in wages from headcount reductions, lower fuel costs, product costs, repairs and maintenance, and travel, consistent with the trend of decreased revenues.
General and Administrative Expenses. General and administrative expenses decreased $0.9 million during the three months ended March 31, 2020, as compared to three months ended March 31, 2019, due to decreases in wages from headcount reductions, professional fees from reduced use of specialized accounting contractors, less general office expenses in line with lower headcount and operating activity, offset by an increase in merger costs.
Impairment of property and equipment and impairment of intangible assets. As a result of triggering events that occurred in the three months ended March 31, 2020 the Company tested long-lived assets for recoverability. The carrying values were in excess of fair values and impairment charges of $40.0 million and $3.9 million were recorded on property and equipment and intangible assets, respectively, during the quarter ended March 31, 2020. The resulting fair value calculations determined impairment of tangible and intangible assets was necessary.
Depreciation and Amortization. Depreciation and amortization expenses decreased $3.3 million during the three months ended March 31, 2020, as compared to three months ended March 31, 2019, due to a significant number of assets becoming fully depreciated in 2020 coupled with the disposition of certain equipment associated with fleet management.
Other Income (Expense)
The following table compares our other income (expense) for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019	$ change	% change
Interest income	$5	$3	$2	66.7%
Interest expense	(5,753)	(7,686)	(1,933)	25.1%
Other income (expense), net	$(5,748)	$(7,683)	$(1,935)	25.2%

Income tax benefit	$(102)	$(64)	$(38)	59.4%

Interest Expense. Interest expense decreased $1.9 million during the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, due to reduced financing leases and lower interest rates on outstanding debt in 2020 and the write off of certain debt issuance costs in 2019.
Income Taxes. We recognized an income tax benefit of $102 thousand for the three months ended March 31, 2020, compared to $64 thousand of income tax benefit for the three months ended March 31, 2019. Our effective tax benefit rate was 0.2% and 0.5% for the three months ended March 31, 2020 and 2019, respectively. The income tax benefit for 2020 is the effect of impairments taken on long-lived assets resulting in changes to the timing of deferred taxes. At March 31, 2020, we estimate our gross NOL carryforwards are approximately $160.6 million (representing $33.7 million of gross deferred tax asset and fully included in our valuation allowance for deferred tax assets).

Adjusted EBITDA
“Adjusted EBITDA” is defined as income (loss) before interest, taxes, depreciation, amortization, gain (loss) on early extinguishment of debt and non-cash stock based compensation, excluding non-recurring items and items not reflective of ongoing operations. Management does not include gain (loss) on extinguishment of debt, non-cash stock based compensation, impairment of long-lived assets such as goodwill, other intangibles and property, plant and equipment, or other nonrecurring items in its calculations of Adjusted EBITDA because it believes that such amounts are not representative of our core operations. Further, management believes that most investors exclude gain (loss) on extinguishment of debt, stock based compensation recorded under FASB ASC Topic 718 and other nonrecurring items from customary Adjusted EBITDA calculations as those items are often viewed as either non-recurring or not reflective of ongoing financial performance or have no cash impact on operations.
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

•	Other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

Reconciliation of Net Income (Loss) to Adjusted EBITDA
(Unaudited)

	Three months ended March 31,
	2020	2019
(in thousands)
Net loss	$(59,816)	$(11,634)
Interest income	(5)	(3)
Interest expense	5,753	7,686
Income tax (benefit) expense	(102)	(64)
Impairment of property and equipment	40,030	—
Impairment of intangible assets	3,887	—
Depreciation and amortization	6,119	9,439
Share-based compensation	230	253
Acquisition/merger related costs	1,318	1,060
Gain on disposal of assets	(297)	(1,117)
Adjusted EBITDA	$(2,883)	$5,620

Liquidity and Capital Resources
Historically, we have funded our operations, including capital expenditures, through the credit facilities, vendor financings, and cash flow from operations, the issuance of senior notes and the proceeds from our public and private equity offerings. More recently, we have funded our operations through our Term Loan Agreement, PIK Notes, Revolving Loan Agreement and other financing activities.
As of March 31, 2020, we had $8.1 million in cash and cash equivalents and $137.9 million in contractual debt, net of debt discount.

The $137.9 million in contractual debt was comprised of $59.6 million under the Term Loan Agreement, $61.8 million under the PIK Notes, $4.0 million under the Revolving Loan Agreement, $9.6 million in finance leases and $2.8 million in insurance notes related to our general liability, workers compensation and other insurance. Of our total debt, $73.7 million was classified as current, and $64.1 million was classified as long-term.
Going Concern
The Company is required to evaluate whether there is a substantial doubt about its ability to continue as a going concern each reporting period. In evaluating the Company’s ability to continue as a going concern, management has considered conditions and events that could raise substantial doubt about the Company’s ability to continue as a going concern for one year following the date the Company’s financial statements are issued. These conditions and evaluations included the Company’s current financial condition and liquidity sources, including current cash and cash equivalents balances, forecasted cash flows, the Company’s obligations due within twelve months of the date these financial statements were issued, including the Company’s obligations described in Note 7 - Long-Term Debt, and the other conditions and events described below.
The Company has incurred substantial net losses and losses from operations for the quarter ended March 31, 2020 and for the year ended December 31, 2019. As of March 31, 2020, the Company had cash and cash equivalents of approximately $8.1 million. The Company has access to a working capital facility under the Revolving Loan Agreement (as described below) that is based on the Company’s accounts receivable; however, as of March 31, 2020, the Company did not have funds available to borrow under the Revolving Loan Agreement. Loans under the Revolving Loan Agreement mature in January 2021 and loans under the Term Loan Agreement mature in April 2021, in each case within the 12-month going concern evaluation period. In March 2020, a limited waiver was obtained under the Revolving Loan Agreement, providing relief extending through June 30, 2020, from the requirement to provide an unqualified opinion on the Company’s consolidated financial statements for the fiscal year ended December 31, 2019. There can be no assurance that the Company will be able to negotiate an extension of the Revolving Loan, obtain future waivers, or have sufficient funds to repay its obligations under the Revolving Loan Agreement when they come due. As of March 31, 2020, the Company had $4.0 million of loans outstanding under the Revolving Loan Agreement, which is recorded as a current liability. In addition, the PIK Notes became mandatorily convertible into common stock upon maturity on June 30, 2020, provided, however, each of Ascribe Capital LLC and Solace Capital Partners LP, on behalf of each of their funds that is a holder of PIK Notes issued under the Indenture which in the aggregate hold $48.9 million of face value of the PIK Notes, agreed to extend the maturity date under the Indenture to November 30, 2020 of the Excess PIK Notes (as defined below). The Company does not currently have sufficient authorized common shares to fully convert, nor the liquidity to repay, the $61.8 million accrued amount of PIK Notes upon their maturity, requiring shareholder approval to authorize additional shares, which has not occurred as of the date of these financial statements. There is also uncertainty as to whether the Company will have sufficient liquidity to repay the loans under the Term Loan Agreement totaling $59.6 million when they mature on April 13, 2021. In addition, the Company may not have access to other sources of external capital on reasonable terms, or at all. The Company also expects to continue to experience volatility in market demand, which creates normal oil and gas price fluctuations, as well as external market pressures due to effects of global health concerns, such as COVID-19, and the oil price war triggered by Russia and Saudi Arabia that are not within our control.
Management’s plans to alleviate this substantial doubt include: (i) continuing to discuss amendments with the Company’s lenders in order to extend the term of the Revolving Loan Agreement and the Term Loan Agreement; (ii) negotiate with the holders of the mandatorily convertible PIK Notes as to the terms of the conversion and/or complete a shareholder vote to authorize more common shares available for issuance;(iii) continuing to manage operating costs by actively pursuing cost cutting measures to maximize liquidity in line with current industry economic expectations; and/or (iv) pursuing additional financings with existing and new lenders. Based on the uncertainty of achieving these goals and the significance of the factors described, there is substantial doubt as to the Company’s ability to continue as a going concern for a period of one year after the date these financial statements are issued.
Impairment of Long-Lived Assets
The oil and gas industry experienced a significant disruption during the first quarter of 2020 as a result of the oil price war initiated by Saudi Arabia and Russia in February 2020 and the substantial decline in global demand for oil caused by the COVID-19 pandemic. These events resulted in a steep decline in prices, with physical markets showing signs of distress as spot prices were also negatively impacted by the lack of available storage capacity. Demand for our services declined in the face of depressed crude oil pricing.
These market conditions have significantly impacted the Company’s business and outlook with material adverse impacts to operations anticipated to continue in the near-term. Customers continue to revise their capital budgets in order to adjust spending levels in response to the lower commodity prices, and the Company has experienced, and continues to experience, significant customer activity reductions and pricing pressure for products and services. The Company has determined these recent events constituted a triggering event that required a review of the recoverability of long-lived assets and performed an interim impairment assessment of property and equipment and intangibles as of March 31, 2020.

The fair value of long-lived assets was determined based on a discounted cash flow analysis. These analyses included significant judgment, including management’s short-term and long-term forecast of operating performance, discount rates based on weighted average cost of capital, revenue growth rates, profitability margins, capital expenditures, the timing of future cash flows based on an eventual recovery of the oil and gas industry, and in the case of long-lived assets, the remaining useful life and service potential of the assets. These impairment assessments incorporate inherent uncertainties, including projected commodity pricing, supply and demand for services and future market conditions, which are difficult to predict in volatile economic environments and could result in impairment charges in future periods if actual results materially differ from the estimated assumptions utilized in forecasts.
Based upon the Company's impairment assessments, it was determined the carrying amount of certain of the Company's long-lived assets exceeded their respective fair values. Therefore, impairments to property and equipment and intangible assets totaled $43.9 million during the three months ended March 31, 2020 as described in Note 4. The Company will continue to evaluate its long-lived assets in future quarters and could be required to record additional impairments in future reporting periods in the event market conditions continue to deteriorate.
Term Loan Agreement
On April 13, 2017, FES LLC, as borrower, and the Company and certain of its subsidiaries, as guarantors, entered into the Loan and Security Agreement (the "Term Loan Agreement") with the lenders party thereto and Wilmington Trust, National Association, as agent (the “Term Loan Agent”). The Term Loan Agreement, as amended, provided for a term loan of $60.0 million, excluding paid-in-kind interest. Subject to certain exceptions and permitted encumbrances, the obligations under the Term Loan Agreement are secured by a first priority security interest in substantially all the assets of the Company other than accounts receivable, cash and related assets, which constitute priority collateral under the Revolving Loan Agreement (described below). The Term Loan Agreement has a stated maturity date of April 13, 2021.
Borrowings under the Term Loan Agreement bear interest at a rate equal to five percent (5%) per annum payable quarterly in cash, or the Cash Interest Rate, plus (ii) an initial paid-in-kind interest rate of seven percent (7%) commencing April 13, 2017 to be capitalized and added to the principal amount of the term loan or, at the election of the Borrower, paid in cash. The paid-in-kind interest increases by two percent (2%) twelve months after April 13, 2017 and every twelve months thereafter until maturity. Upon and after the occurrence of an event of default, the Cash Interest Rate will increase by two percentage points per annum. During the three months ended March 31, 2020, $1.7 million of interest was paid-in-kind. At March 31, 2020, the paid-in-kind interest rate was 11%.
The Company is permitted under the Term Loan Agreement to voluntarily repay the outstanding term loans at any time without premium or penalty. The Company is required to use the net proceeds from certain events, including but not limited to, the disposition of assets, certain judgments, indemnity payments, tax refunds, pension plan refunds, insurance awards and certain incurrences of indebtedness to repay outstanding loans under the Term Loan Agreement. The Company may also be required to use cash in excess of $20.0 million to repay outstanding loans under the Term Loan Agreement.
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
On May 15, 2020, the Company entered into a further amendment to the Term Loan Agreement, as described below in Item 5 of Part II – Other Information.
Revolving Loan Agreement
On November 16, 2018, the Company and certain of its subsidiaries, as borrowers, entered into a Credit Agreement (the “Revolving Loan Agreement”) with the lenders party thereto and Regions Bank, as administrative agent and collateral agent (the “Revolver Agent”). The Revolving Loan Agreement, as amended, provides for $9.0 million of letter of credit commitments, subject to a borrowing base comprised of 85% of eligible accounts receivable, 90% of eligible investment grade accounts receivable (in each case, less allowance for doubtful accounts) and 100% of eligible cash, less reserves. The letter of credit commitments under the Revolving Loan Agreement expire in December 2020, and letters of credit issued under the Revolving Loan Agreement accrue fees at 4.25%, per annum.
The Revolving Loan Agreement is secured on a first lien basis by substantially all assets of the Company and its subsidiaries, subject to an intercreditor agreement between the Revolver Agent and the Term Loan Agent which provides that the priority collateral for the Revolving Loan Agreement consists of accounts receivable, cash and related assets, and that the other assets of the Company and its subsidiaries constitute priority collateral for the Term Loan Agreement. At March 31, 2020, the Company had $4.0 million of borrowings outstanding and $6.9 million in letters of credit outstanding. At June 30, 2020, the Company had no revolving loans outstanding or available borrowings and $6.9 million in letters of credit outstanding, with $2.1 million in available commitments.
Amendments and Waivers to Revolving Loan Agreement and Term Loan Agreement
On February 3, 2020 the Company and certain of its subsidiaries, as borrowers, entered into Second Amendment to Credit Agreement, effective December 31, 2019, (the “February 2020 Revolving Loan Amendment”), with the lenders party thereto and the Revolver Agent. Among other things, the February 2020 Revolving Loan Amendment reinstated a minimum excess line availability covenant for the monthly periods from December 2019 through July 2020 and removed the requirement to test for the purpose of a financial covenant, the fixed charge coverage ratio for the monthly periods from December 2019 through June 2020.
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
On May 15, 2020, the Company entered into further amendments to the Revolving Loan Agreement and the Term Loan Agreement, as described above in Note 17 - Subsequent Events.
On June 26, 2020, the Company entered into further amendments to the Revolving Loan Agreement, as described above in Note 17 - Subsequent Events.
On June 29, 2020, the Company entered into further amendments to the Term Loan Agreement, as described above in Note 17 - Subsequent Events.
5% Subordinated Convertible PIK Notes
On March 4, 2019, the Company issued $51.8 million aggregate original principal amount of 5.00% Subordinated Convertible PIK Notes due June 30, 2020 (the “PIK Notes”). On March 4, 2019, the Company, as Issuer, and Wilmington Trust, National Association, as Trustee, entered into an Indenture governing the terms of the PIK Notes.
The PIK Notes bear interest at a rate of 5.00% per annum. Interest on the PIK Notes will be accrued and payable, or capitalized to principal if not permitted to be paid in cash, semi-annually in arrears on June 30 and December 31 of each year, commencing on June 30, 2019. The Company capitalized PIK Note interest totaling $0.09 million on July 1, 2019 and $1.3 million on January 1, 2020, which corresponds to the date the interest was determined to be paid.
The PIK Notes are the unsecured general subordinated obligations of the Company and are subordinated in right of payment to any existing and future secured or unsecured senior debt of the Company, including debt incurred under the Term Loan Agreement and the Revolving Loan Agreement. The payment of the principal of, premium, if any, and interest on the PIK Notes will be subordinated to the prior payment in full of all of the Company’s existing and future senior indebtedness, including debt incurred under the Term Loan Agreement and the Revolving Loan Agreement. In the event of a liquidation, dissolution, reorganization or any similar proceeding, obligations on the PIK Notes will be paid only after senior indebtedness has been paid in full. Pursuant to the Indenture, the Company is not permitted to (1) make cash payments to pay principal of, premium, if any, and interest on or any other amounts owing in respect of the PIK Notes, or (2) purchase, redeem or otherwise retire the PIK Notes for cash, if any senior indebtedness is not paid when due or any other default on senior indebtedness occurs and the maturity of such indebtedness is accelerated in accordance with its terms unless, in any case, the default has been cured or waived, and the acceleration has been rescinded or the senior indebtedness has been repaid in full.
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
The PIK Notes are redeemable in whole or from time to time in part at the Company’s option at a redemption price equal to the sum of (i) 100.0% of the principal amount of the PIK Notes to be redeemed and (ii) accrued and unpaid interest thereon to, but excluding, the redemption date, which amounts may be payable in cash or in shares of the Company’s common stock, (subject to limitations, if any, in the documentation governing the Company’s senior indebtedness). If redeemed for the Company’s common stock the holder will receive a number of shares of the Company’s common stock calculated based on the Fair Market Value of a share of the Company’s common stock at such time, in each case less a 15% discount per share. The 15% discount represents an implied conversion premium at issuance which will be settled in common stock at the date of conversion.  As such, the face value of the PIK Notes will be accreted to the settlement amount at June 30, 2020. For the three months ended March 31, 2020 and 2019, the Company recorded $1.8 million and $0.6 million, respectively, in interest expense related to the accretion of the conversion premium.
The Indenture contains provisions permitting the Company and the trustee in certain circumstances, without the consent of the holders of the PIK Notes, and in certain other circumstances, with the consent of the holders of not less than a majority in aggregate principal amount of the PIK Notes at the time outstanding to execute supplemental indentures modifying the terms of the Indenture and the PIK Notes as described. It is also provided in the Indenture that, subject to certain exceptions, the holders of a majority in aggregate principal amount of the PIK Notes at the time outstanding may on behalf of the holders of all the PIK Notes waive any past default or event of default under the Indenture and its consequences.
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
Effective November 14, 2019, each of Ascribe Capital LLC and Solace Capital Partners LP, on behalf of each of their funds that is a holder of PIK Notes issued under the Indenture which in the aggregate hold $48.9 million of face value of the PIK Notes, agreed to extend the maturity date under the Indenture to November 30, 2020 of those PIK Notes (the "Excess PIK Notes"), for which there are not at June 30, 2020 sufficient authorized shares of common stock of the Company to effect the mandatory conversion of the Excess PIK Notes, after giving effect to the conversion of PIK Notes held by other holders of PIK Notes who have not agreed to a maturity date extension or conversion deferral. Each also agreed to defer the mandatory conversion feature under the Indenture for such Excess PIK Notes until after the Company’s stockholders have authorized sufficient additional shares of the Company’s common stock to permit such conversion.
On April 16, 2020, the Company, Ascribe, and Solace consummated the Forbes PIK Exchange, pursuant to which Ascribe exchanged approximately $0.13 million aggregate principal amount of PIK Notes in exchange for 963,116 shares of the Company’s common stock, and Solace exchanged approximately $0.09 million aggregate principal amount of PIK Notes in exchange for 709,253 shares of the Company’s common stock. Following the Forbes PIK Exchange, Ascribe and its affiliates and Solace and its affiliates collectively beneficially own an aggregate amount of the Company’s common stock representing 51% of the voting power of the outstanding shares of the Company’s common stock.
On June 29 the Company notified the PIK Note holders of a possible default due to property tax penalties that have been accrued and are outstanding, as further described in Note 17 - Subsequent Events.
Cash Flows
Our cash flows depend, to a large degree, on the level of spending by oil and gas companies' development and production activities. The prices of oil and natural gas have declined significantly during the last half of 2019 and the first quarter of 2020 due to demand/supply imbalances, COVID-19 and the oil price war triggered by Russia and Saudi Arabia. These lower levels of activities will materially affect our future cash flows.

	Three months ended March 31,
	2020	2019
Net cash provided by (used in) operating activities	$4,613	$(4,341)
Net cash used in investing activities	(471)	(373)
Net cash used in financing activities	(1,246)	(1,168)
Net increase (decrease) in cash, cash equivalents and cash - restricted	2,896	(5,882)
Cash, cash equivalents and cash - restricted
Beginning of period	5,297	8,156
End of period	$8,193	$2,274

Cash flows from operating activities for the three months ended March 31, 2020 increased as compared to the three months ended March 31, 2019. The increase resulted from working capital changes related to accounts receivable, prepaids, accounts payable and accrued liabilities.
Cash flows used in investing activities for the three months ended March 31, 2020 increased as compared to the three months ended March 31, 2019. The increase is related to less in proceeds from sale of equipment, offset by fewer purchases of property and equipment.
Cash flows used in financing activities were $1.2 million for each of the three months ended March 31, 2020 and 2019. During the three months ended March 31, 2020 we made $1.2 million in principal payments on our finance leases.
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
Capital Expenditures
Capital expenditures for the three months ended March 31, 2020 and 2019 were additions of $1.8 million and $5.1 million, respectively. Additions to our fluid logistics segment were primarily purchases of vacuum trucks and light trucks, offset by the sale of certain unused equipment. Additions to our well servicing segment were for well service equipment and light trucks. Additions to our coiled tubing segment were for light trucks, and pumping and support equipment.
Off-Balance Sheet Arrangements
We are often party to certain transactions that require off-balance sheet arrangements such as performance bonds, guarantees, operating leases for equipment, and bank guarantees that are not reflected in our condensed consolidated balance sheets. These arrangements are made in our normal course of business and they are not reasonably likely to have a current or future material adverse effect on our financial condition, results of operations, liquidity, or cash flows. See Note 8 - Commitments and Contingencies.
Critical Accounting Policies and Estimates
The preparation of our condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the dates of the financial statements and the reported amounts of revenue and expenses during the applicable reporting periods. On an ongoing basis, management reviews its estimates, particularly those related to depreciation and amortization methods and useful lives and impairment of long-lived assets, using currently available information. Changes in facts and circumstances may result in revised estimates, and actual results could differ from those estimates. There have been no material changes to the critical accounting policies and estimates set forth in Item 7 in our Annual Report on Form 10-K for the year ended December 31, 2019.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the market risk disclosures set forth in Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2019.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
The Company's management, with the participation of its chief executive officer and chief financial officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of March 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Security and Exchange Commission, or the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company's disclosure controls and procedures as of March 31, 2020, the Company's chief executive officer and chief financial officer concluded that, as of such date, the Company's disclosure controls and procedures over financial reporting were effective.
Changes in Internal Control over Financial Reporting
There was no change in the Company's internal control over financial reporting (as defined in Rules 13-a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

There are no pending material legal proceedings, and the Company is not aware of any material threatened legal proceedings, to which the Company is a party or to which its property is subject that would have a material adverse effect on the Company's financial statements as of March 31, 2020.

Item 1A.	Risk Factors

A description of our risk factors can be found in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019.
Risks Relating to the Termination of the Mergers
The termination of the Merger Agreement could negatively impact us.
The termination of the Merger Agreement may result in various consequences, including:

•
our business may have been adversely impacted by the failure to pursue other beneficial opportunities due to the focus of management on the Mergers, without realizing any of the anticipated benefits of completing the Mergers;

•	the market price of our common stock may decline to the extent that the market price prior to termination of the Merger Agreement reflects a market assumption that the Mergers would be completed;

•
we may not be able to find a party willing to pay an equivalent or more attractive consideration than the consideration that would have been payable to the Company stockholders had the Mergers been consummated;

•	we may experience negative publicity and negative reactions from the financial markets and from our investors, creditors and employees;

•
we have incurred and may continue to incur certain significant costs relating to the Mergers, such as legal, accounting, financial advisor, printing, and other professional service fees, which may relate to activities that we would not have undertaken other than in connection with the Mergers; and

•	we have committed, and may be required to further commit, time and resources to defending legal proceedings commenced against us relating to the Mergers.
We cannot assure our stockholders that the risks described above will not negatively impact the business, financial results, and ability to pay dividends and distributions, if any, to our stockholders, and could negatively impact our stock price.
The termination of the Merger Agreement could negatively impact the Company, including impairing its ability to continue as a going concern.
The Merger Agreement’s termination may have various consequences, including that the Company’s business may be adversely impacted by the failure to pursue other beneficial opportunities due to the focus of management on the Mergers, without realizing any of the anticipated benefits of completing the transaction.
The Company has incurred substantial net losses and losses from operations for the years ended December 31, 2019 and 2018 and the three months ended March 31, 2020. As of March 31, 2020, the Company had cash and cash equivalents of approximately $8.1 million and negative working capital of approximately $0.3 million, after taking into account that the mandatorily convertible notes of $61.8 million will not result in a cash settlement. The Company’s Revolving Loan is also due January 2021. Recent negotiations to extend the maturity date have not been successful and there can be no assurance that the Company will be able to negotiate an extension on the current Revolving Loan or have sufficient funds to repay its obligations when they come due. In addition, the Company has $61.8 million of mandatorily convertible PIK Notes outstanding as of March 31, 2020, but does not at present have sufficient authorized common share capital to fully convert the PIK Notes upon maturity. In addition, the Company may not have access to other sources of external capital on reasonable terms or at all. We also expect to experience continued volatility in market demand which creates oil and gas price fluctuations as well as external market pressures due to effects of global health concerns such as the recent outbreak of COVID-19 and the precipitous decline in oil prices that are not within our control. As a result of these and other factors, there is substantial doubt that the Company will be able to continue as a going concern. Since the Mergers will not be completed, these concerns will be heightened, and there can be no assurance that alternative strategic plans will provide sufficient liquidity for the Company to continue its operations.
Risks Relating to the COVID-19 Pandemic
The COVID-19 pandemic has adversely affected the Company’s business, and the ultimate effect on the Company’s operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted.

The effects of the COVID-19 pandemic, including actions taken by businesses and governments, have adversely affected the global economy, disrupted global supply chains and created significant volatility in the financial markets. As a result, there has been a significant reduction in demand for and prices of crude oil. If the reduced demand for and price of crude oil continues for a prolonged period, the Company’s business, financial condition, results of operation and liquidity will be materially and adversely affected. The Company’s operations also may be adversely affected if significant portions of the Company’s workforce continue to be unable to work effectively due to illness, quarantines, government actions or other restrictions in connection with the COVID-19 pandemic.
The extent to which the COVID-19 pandemic adversely affects the Company’s business, financial condition, results of operation and liquidity will depend on future developments, which are highly uncertain and cannot be predicted. These future developments include, but are not limited to, the scope and duration of the COVID-19 pandemic and actions taken by governmental authorities and other third parties in response to the pandemic. Disruptions and/or uncertainties related to the COVID-19 pandemic for a sustained period of time could result in delays or modifications to the Company’s strategic plans and initiatives and hinder the Company’s ability to achieve its strategic goals. The COVID-19 pandemic, and the volatile regional and global economic conditions stemming from the pandemic, may also have the effect of heightening many of the other risks described in the “Risk Factors” section included in the Company’s Annual Report on Form 10-K and in this Quarterly Report on Form 10-Q, as those risk factors are amended or supplemented by subsequent Quarterly Reports on Form 10-Q and other reports and documents filed with the Securities and Exchange Commission after the date of this Quarterly Report on Form 10-Q.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.Default Upon Senior Securities

None.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5. Other Information

See Note 17 to the financial statements for a discussion for the June 2020 Revolving Loan Amendment and the June 2020 Term Loan Amendment.

Item 6. Exhibits

Number		Description of Exhibits

10.1	—
Amendment No. 1 to Agreement and Plan of Merger, dated February 20, 2020, by and among Superior Energy Services, Inc., New NAM Inc, Forbes Energy Services Ltd., Spieth Merger Sub, Inc. and Fowler Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Company's current report on Form 8-K filed February 26, 2020).

10.2	—
Second Amendment to Credit Agreement, dated as of February 3, 2020, by and among Forbes Energy Services Ltd., the borrowers party thereto, the lenders party thereto, and Regions Bank, as administrative agent and collateral agent for the lenders (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K filed March 23, 2020).

10.3	—
Third Amendment to Credit Agreement, dated as of March 20, 2020, by and among Forbes Energy Services Ltd., the borrowers party thereto, the lenders party thereto, and Regions Bank, as administrative agent and collateral agent for the lenders (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed March 23, 2020).

10.4	—
Amendment No. 3 to Loan and Security Agreement, dated as of March 23, 2020, by and among Forbes Energy Services LLC, the guarantors party thereto hereto, the lenders party thereto, and Wilmington Trust, National Association, as agent for the secured parties (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed March 23, 2020).

10.5
Unsecured Note, dated as of May 15, 2020, by Forbes Energy Services LLC in favor of Texas Champion Bank (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 21, 2020).

10.6
Letter Agreement, dated as of May 20, 2020, by and among Forbes Energy Services Ltd., Superior Energy Services, Inc., and New NAM, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 21, 2020).

10.7
Fourth Amendment to Credit Agreement, dated as of May 15, 2020, by and among Forbes Energy Services Ltd., the borrowers party thereto, the lenders party thereto, and Regions Bank, as administrative agent and collateral agent for the lenders (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed May 21, 2020).

10.8
Amendment No. 4 to Loan and Security Agreement, dated as of May 15, 2020, by and among Forbes Energy Services LLC, as borrower, the guarantors party thereto, the lenders party thereto, and Wilmington Trust, National Association, as agent for the secured parties (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed May 21, 2020).

10.9*
Fifth Amendment and Waiver to Credit Agreement, dated as of June 26, 2020, by and among Forbes Energy Services Ltd., the borrowers party thereto, the lenders party thereto, and Regions Bank, as administrative agent and collateral agent for the lenders.

10.10*
Amendment No. 5 and Waiver to Loan and Security Agreement, dated as of June 29, 2020, by and among Forbes Energy Services LLC, as borrower, the guarantors party thereto, the lenders party thereto, and Wilmington Trust, National Association, as agent for the secured parties.

31.1*	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).
31.2*	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).
32.1*	—	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	—	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	—	Interactive Data Files
104*	—	Cover Page Interactive Data Files
 _________________________

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORBES ENERGY SERVICES LTD.

June 30, 2020	By:	/s/ JOHN E. CRISP
John E. Crisp Chairman, Chief Executive Officer and President (Principal Executive Officer)

June 30, 2020	By:	/S/ L. MELVIN COOPER
L. Melvin Cooper Senior Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)